Form 10-K
period 2013-12-31
PRUDENTIAL FINANCIAL INC
filed 2014-02-27
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $33.81 billion and 463 million shares of the Common Stock were outstanding. As of January 31, 2014, 461 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2013, and January 31, 2014, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2013.

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

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.107 trillion of assets under management as of December 31, 2013, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third party distribution networks. Our principal executive offices are located in Newark, New Jersey.

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

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. As of December 31, 2013, the general account investment portfolio totaled $325.3 billion for the Financial Services Businesses and $66.0 billion for the Closed Block Business. For additional information on our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments” and Note 4 to the Consolidated Financial Statements.

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

Demutualization and Separation of the Businesses

Demutualization

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000, as amended, which we refer to as the Plan of Reorganization. On the date of demutualization, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance. In addition, on the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes, which we refer to as the IHC debt.

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

In order to separately reflect the financial performance of the Financial Services Businesses and the Closed Block Business since the date of demutualization, we have allocated all of our assets and liabilities and earnings between the two Businesses, and we account for them as if they were separate legal entities. All assets and liabilities of Prudential Financial and its subsidiaries not included in the Closed Block Business constitute the assets and liabilities of the Financial Services Businesses. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that business. The Closed Block Business consists principally of:

•

within Prudential Insurance, the Closed Block Assets, Surplus and Related Assets (see below), deferred policy acquisition costs and other assets in respect of the policies included in the Closed Block and, with respect to liabilities, the Closed Block Liabilities and other liabilities associated with Surplus and Related Assets;

•

within PHLLC, dividends received from Prudential Insurance, certain tax benefits and reinvestment proceeds thereof, the principal amount of the IHC debt, related unamortized debt issuance costs and hedging activities, and a guaranteed investment contract; and

•	within Prudential Financial, the Class B stock and associated activity.

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments; (2) cash flows from such assets; (3) assets resulting from the reinvestment of such cash flows; (4) cash flows from the Closed Block Policies; and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets also include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside of the Closed Block by Prudential Insurance, to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside of the Closed Block that initially represented the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve, which collectively we refer to as the Surplus and Related Assets.

On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. The portion of the proceeds of the IHC debt deposited by PHLLC in a debt service coverage account (“DSCA”) maintained in the Financial Services Businesses in connection with the demutualization, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. To the extent cash flows associated with the Closed Block Business within the DSCA are not adequate to service payments with respect to the IHC debt, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when cash flows from the Closed Block Business replenish funds in the DSCA to a specified level. We believe that the proceeds from the issuances of the Class B Stock and IHC debt allocated to the Financial Services Businesses reflected capital in excess of that necessary to support the Closed Block Business and that the Closed Block Business as established has sufficient assets and cash flows to service the IHC debt. The Closed Block Business was financially leveraged through the issuance of the IHC debt, and dividends on the Class B Stock are subject to prior servicing of the IHC debt.

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

Cash payments for administrative services from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance policies and annuities in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under accounting principles generally accepted in the U.S., or U.S.

GAAP, utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under U.S. GAAP will be recorded, on an after-tax basis at the applicable current tax rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment modifies earnings available to each class of common stock for earnings per share purposes. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under U.S. GAAP and in accordance with internal arrangements governing recordkeeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

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

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. We focus on innovative product design and risk management strategies.

Competition

We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing, and reduce commissions as well as closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has been strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace. We will continue to look for opportunities to further enhance and differentiate our current suite of products to meet the retirement needs of our customers while responding to market conditions and managing risks.

Products

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. In the first quarter of 2013, we launched the Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit, which provides for guaranteed lifetime contractholder withdrawal payments. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Excluding our new PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts that are invested in the general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

For information regarding the risks inherent in our products and the mitigants we have in place to limit our exposure to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants.”

Marketing and Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks, wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through insurance agents, including Prudential Agents and the agency distribution force of The Allstate Corporation, or Allstate. Our distribution efforts are supported by a network of 290 internal and external wholesalers as of December 31, 2013.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses related to non-proprietary funds. Additionally, we earn mortality and expense fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions, including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves in accordance with U.S. GAAP for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal timing and efficiency and mortality rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and expense and cost of insurance charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans, and for clients with combinations of these plans, we offer integrated recordkeeping services. We also provide certain brokerage services through our broker-dealer, Prudential Investment Management Services LLC, and trust services through Prudential Bank & Trust, FSB (“PB&T”) a limited purpose trust-only institution. Our institutional investment products business offers investment-only stable value products, pension risk transfer products, guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities and other group annuities for defined contribution plans, defined benefit plans, non-qualified plans, and individuals.

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. In recent years, we have seen a trend towards unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety and flexibility of available funds and their performance are key selection criteria to plan sponsors and intermediaries. Additionally, regulations requiring more standard and consistent fee disclosures across industry providers have heightened pricing pressures. We have also seen slow case turnover in our mid to large case target markets.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. In recent years, we have established ourselves as a leader in the stable value wrap market and as an innovator in providing pension risk management solutions to plan sponsors. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise. However, increased competition and existing intermediary relationships reaching saturation levels may impact our momentum in the stable value wrap market. For certain of our traditional institutional investment products, economic conditions and other competitive factors have resulted in maturing contracts outpacing new issuances.

Products and Services

Full Service.    Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we offer a variety of general and separate account stable value products and other fee-based separate accounts, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products are marketed and sold on an investment-only basis through our full service distribution channels.

Our full service general account and separate account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. We earn profits from partially participating products from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses. In addition, we may earn administrative fees for providing recordkeeping and other administrative services for both fully and partially participating products.

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

Stable Value Markets.    Our stable value area manufactures investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which we pass investment results through to the customer, subject to a minimum interest rate guarantee backed by the general account, and earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate has a floor of zero percent. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with flexible fund investment alternatives, which may be managed by Prudential Financial’s asset management unit or third party asset managers.

We also offer investment-only general account products in the form of GICs, funding agreements, and institutional and retail notes. These products contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from these products result from the spread between the rates of return we earn on the investments and the interest rates we credit, less expenses.

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

In 2012, we completed two significant non-participating group annuity pension risk transfer transactions for which the premiums associated with these transactions represented approximately 38% of Prudential Financial’s 2012 total consolidated revenue.

Our traditional general and separate account products include structured settlements, voluntary income products and other group annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. For our general account products, we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits result from the emerging experience related to investment returns, timing of mortality, timing of retirement, and the level of expenses being more or less favorable than assumed in the original pricing. Our separate account products include both participating and non-participating contracts. Our participating contracts are fee-based products that cover payments to be made to defined benefit plan retirees. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract. Our non-participating contracts provide pension benefit guarantees to defined benefit plan participants. Under U.S. GAAP, the non-participating contracts are treated as general account products, and have economic features similar to our general account annuity contracts, but offer the added protection of an insulated separate account.

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, our dedicated sales and support teams manage our distribution efforts in offices across the country. We sell our products and services through third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors.

In our stable value area within our institutional investment products business, we utilize our direct sales force and intermediaries to distribute investment-only stable value wraps and traditional GICs to plan sponsors and stable value fund managers, and to distribute funding agreements and institutional notes to investors. We also manage a global Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. Prudential Insurance may also issue funding agreements directly to the Federal Home Loan Bank of New York (“FHLBNY”).

In our payout annuity area within our institutional investment products business, our pension risk transfer products, traditional group annuities and participating separate account annuities are typically distributed through actuarial consultants and third-party brokers. Structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity shopping services.

Underwriting and Pricing

We set our rates for our stable value products within our full service and institutional investment products businesses using pricing models that consider the investment environment and our risk, expense and profitability assumptions. In addition, for products within our payout annuity area, our models also use assumptions for mortality and early retirement risks. These assumptions may be less predictable in certain markets, and deviations in actual experience from pricing assumptions could affect the profitability of these products. For our investment-only stable value wrap product, our pricing risk is mitigated by several features, including: the fees we earn for providing a guaranteed rate of return may be reset, as defined by the underlying contracts; the contracts allow participants to withdraw funds at book value, while contractholder withdrawals occur at market value immediately or at book value over time; and our obligation is limited to payments that are in excess of the fund value.

Reserves

We establish reserves in accordance with U.S. GAAP for the future policyholder benefits and expenses of our annuity products. We base these reserves on assumptions we believe to be appropriate for investment yield, expenses, mortality rates, retirement and other behavioral assumptions, as well as provisions for adverse deviation as appropriate. For accumulation products, we establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates.

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, retail funds management, private lending and asset securitization activity and other structured products. These products and services are provided to third party clients as well as other segments of our Financial Services Businesses and the Closed Block Business. We also invest in asset management and investment distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management.

We earn asset management fees which are typically based upon a percentage of assets under management. In certain asset management arrangements, we also receive performance-based incentive fees when the return on the managed assets exceeds certain benchmark returns or other performance targets. Transaction fees are earned as a percentage of the transaction price associated with the sale or purchase of assets in certain funds, primarily related to real estate. In addition, we earn investment returns from strategic investing and revenues from commercial mortgage origination and servicing.

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

Prudential Fixed Income.    Prudential Fixed Income manages assets for clients, investors, and the general account worldwide through our operations in the U.S., London, Singapore and Tokyo. Our products include traditional broad market fixed income and single-sector strategies, traditional and customized asset/liability strategies, hedge strategies and collateralized loan obligations. Prudential Fixed Income also serves as a non-custodial securities lending agent. Portfolios are managed by seasoned portfolio managers across sector specialist teams using a research-based approach, supported by significant credit research, quantitative research, and risk management organizations.

Jennison Associates.    Jennison Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services by managing a range of publicly traded equity, balanced and fixed income portfolios that span market capitalizations, investment styles and geographies. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional, private and subadvisory clients, including mutual funds.

Quantitative Management Associates.    Quantitative Management Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services to a wide range of clients by managing a broad array of publicly traded equity asset classes using various investment styles. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and subadvisory clients, including mutual funds, using proprietary quantitative processes tailored to meet client objectives.

Prudential Capital Group.    Prudential Capital Group provides asset management services by investing in private placement investment grade and below investment grade debt and mezzanine debt and equity securities, with a majority of the private placement investments being originated by our staff. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, insurance company separate accounts, and private fund structures.

Prudential Mortgage Capital Company.    Prudential Mortgage Capital Company provides commercial mortgage origination, asset management and servicing for our general account, institutional clients, and government-sponsored entities such as Fannie Mae, the Federal Housing Administration, and Freddie Mac, and as a minority interest joint venture partner and service provider to originate commercial mortgages for future securitization.

Prudential Real Estate Investors.    Prudential Real Estate Investors provides asset management services for single-client and commingled private and public real estate portfolios and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or designated geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Prudential Investments.    Prudential Investments manufactures, distributes and services investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. These products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 58 mutual funds as of December 31, 2013. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

Prudential International Investments.    Prudential International Investments manufactures proprietary products and distributes both proprietary and non-proprietary products tailored to meet client needs. Our international investment operations primarily consist of our asset management operations in India and Taiwan, and our operating joint ventures in Italy and Brazil that are accounted for under the equity method.

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

We also provide investment management services across a broad array of asset classes for our general account, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments” below.

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

On January 2, 2013, we acquired the individual life insurance business of The Hartford Financial Services Group, Inc. (“The Hartford”) through a reinsurance transaction. Under the agreement, we paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission, to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $141 billion. This acquisition increased our scale in the U.S. individual life insurance market, particularly universal life products, and provided complementary distribution opportunities through expanded wirehouse and bank distribution channels.

Competition

The Individual Life segment competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies; the availability, utilization and timing of tax deductions associated with statutory reserves; product designs that impact the amount of statutory reserves and the associated tax deductions; and the level and volatility of interest rates.

We have implemented pricing actions and premium limits in 2013 to manage sales of no-lapse guarantee universal life products. These steps are in line with our strategy to manage the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid overconcentration in any one product type. We will continue to adjust our overall product portfolio based on the market and our strategy. We feel our pricing actions in 2013 have been consistent with those taken by our peer competitors who are committed to the guaranteed universal life market. Smaller competitors have taken this opportunity to improve their price position to gain market share in this space.

Products

Our primary insurance products are term life, variable life and universal life, which represent 39%, 38% and 21%, respectively, of our face amount of individual life insurance in force, net of reinsurance at the end of 2013. Changing marketplace demand has shifted our sales mix primarily towards term life and universal life products.

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

Variable Life Insurance.    We offer several individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed-rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of Individual Life’s profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance.    We offer universal life insurance products that feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Our universal life products also offer a policy rider which allows the policyholder to access accelerated death benefits when a chronic or terminal illness, meeting certain contractual requirements, exists. Individual Life’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution.    Our individual life products are offered through a variety of third party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Agents.    Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Prudential Agents also have access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of our property and casualty insurance operations, which we sold in 2003, and other third party providers. The number of Prudential Agents was 2,722, 2,615 and 2,529 at December 31, 2013, 2012 and 2011, respectively.

As mentioned above, the Individual Life segment distributes products offered by the Annuities and Asset Management segments and is paid a market rate by these businesses to distribute their products. These payments may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment.

Underwriting and Pricing

Underwriters generally follow detailed policies and procedures to assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves, in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, and mortality and morbidity rates, as well as provisions for adverse deviation, as appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest or fund performance, less withdrawals, expense and cost of insurance charges.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. On policies sold since 2000, we have reinsured a significant portion of the mortality risk assumed. Commencing in 2013, the maximum exposure we retain for new business is $20 million on both single life policies and second-to-die policies. Over time we have accumulated policies with higher retained exposure which may result in earnings volatility. In addition, certain transactions, such as assumed reinsurance or acquisitions of in force contracts, may cause us to temporarily or permanently exceed these limits on an aggregate basis. We remain liable if a third party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

Group Insurance

Our Group Insurance segment offers a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee plans and affinity groups. We also sell accidental death and dismemberment and other ancillary coverages, and provide plan administrative services in connection with our insurance coverages.

Competition

We compete with other large, well-established life and health insurance providers in mature U.S. markets, and are a top provider of both group life and disability insurance. We compete primarily based on price, strong brand recognition, service capabilities, customer relationships, financial stability and range of product offerings. Pricing of group insurance products reflects the large number of competitors in the marketplace. The majority of our premiums are derived from large corporations, affinity groups or other organizations having over 10,000 insured individuals. We have a strong portfolio of products and the capability to offer customized benefit solutions, providing opportunities for continuing stabilized premiums. Employee-paid (voluntary) coverage has become increasingly important as employers attempt to control costs and shift benefit decisions/funding to employees who continue to value benefits offered at the workplace. Our profitability is dependent, in part, on penetration in the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

Products

Group Life Insurance.    Our portfolio of group life insurance products consists of employer-paid (basic) and employee-paid coverages, including term life insurance for employees and employees’ dependents as well as group universal life insurance. We offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance, business travel accident insurance and a critical illness product. Many of our employee-paid coverages allow employees to retain their coverage when they change employers or retire. We also offer waiver of premium coverage where required premiums are waived in the event the insured suffers a qualifying disability.

Our group corporate-, bank- and trust-owned life insurance products are group variable life insurance contracts utilizing separate accounts, and are typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees.

Group Disability Insurance.    We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury, as well as plan administrative services and absence management services. Disability benefits are limited to a portion, generally 50% to 70%, of the insured’s earned income up to a specified maximum benefit. Short-term disability generally provides a weekly benefit for three to six months, while long-term disability benefits are paid monthly, following a waiting period (usually 90 or 180 days, during which short-term disability may be provided) and generally continue until the insured returns to work or reaches normal retirement age.

Marketing and Distribution

Group Insurance has its own dedicated sales force that is organized around market segments and distributes primarily through employee benefit brokers and consultants.

Underwriting and Pricing

We follow standard underwriting practices and procedures, and have developed standard rating systems for each product line based on Company, industry and/or other experience. We assess the risk profile of prospective insured groups; however, certain voluntary products or coverages may require underwriting on an individual basis. We are not obligated to accept any individual policy applications, and may require a prospective insured to submit evidence of insurability.

We maintain a disciplined approach to pricing our group life and disability insurance products. We base pricing of group insurance products on the expected pay-out of benefits and other costs that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. On many of our group policies, we provide for multiple year rate guarantees, which can contribute to fluctuations in profitability. For certain policies with experience rated return provisions, the final premium is adjusted to reflect the client’s actual experience during the past year. For these policies, the group contractholder bears some of the risk, or receives some of the benefit, associated with claim experience fluctuations, thus lessening the fluctuations in profitability.

Reserves

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for mortality and morbidity rates, investment yields, and expenses. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest or fund performance, less withdrawals, and expense and cost of insurance charges, as applicable.

Reinsurance

We use reinsurance to limit losses from large claims, and in response to client requests. We remain liable if a third party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor concentration of counterparty risk to mitigate this exposure.

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

For the year ended December 31, 2013, our Life Planner and Gibraltar Life operations in Japan represented 31% and 60%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment, and in aggregate, represented 55% of the net premiums, policy charges and fee income of the Financial Services Businesses, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, we have a 26% interest in a life insurance joint venture in India, the maximum currently allowed by regulation in India. As of January 2014, we also have a 70% interest in an established life insurance business in Malaysia.

We manage each operation on a stand-alone basis with local management and sales teams, with oversight by senior executives based in Asia, Latin America and Newark, New Jersey. Each operation has its own marketing, underwriting, claims, investment management and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by our Asset Management segment, primarily through international subsidiaries. Operations generally invest in local currency securities, primarily bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments, in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. In addition, our Gibraltar Life operations have Australian dollar-denominated investments that support products issued in that currency.

Acquisition of the Star and Edison Businesses

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. of the “Star and Edison Businesses,” which significantly increased our scale in the Japanese life insurance market. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012. Integration of these companies is nearly complete. As of December 31, 2013, approximately 85% of our anticipated $400 million of pre-tax integration costs has been incurred and we have substantially reached our expected level of synergies, with cost savings of approximately $250 million per year. See Note 3 to the Consolidated Financial Statements for further information.

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

Products

Our international insurance operations have a diversified product mix, primarily denominated in local currencies and emphasizing death protection while supporting the growing demand for retirement and savings products. We classify our products into four general categories: life insurance protection, accident & health, retirement and annuity, which represented 60%, 8%, 22% and 10%, respectively, of full year 2013 annualized new business premiums on a constant exchange rate basis. Each product category is described below:

Life Insurance Protection Products.    We offer various traditional whole life products that provide either level or increasing coverage, and offer limited or lifetime premium payment options. We also offer increasing, decreasing and level benefit term insurance products that provide coverage for a specified time period, as well as protection-oriented variable universal life products. Some of these protection products are denominated in U.S. dollars and some are sold as bundled products which, in addition to death protection, include health benefits or savings elements. In addition, prior to October 1, 2013, we offered a yen-denominated single premium reduced death benefit whole life product. Premiums associated with this product represented approximately 5% and 10% of the Company’s total consolidated revenue for 2013 and 2012, respectively.

Accident and Health Products.    In most of our operations, we offer accident and health products with fixed benefits, some of which include a high savings element. These products provide benefits to cover accidental death and dismemberment, hospitalization, surgeries, cancer and other dread diseases, most of which are sold as supplementary riders and not as stand-alone products. We also offer waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

Retirement Products.    We offer a variety of retirement products, including endowments, savings variable universal life and retirement income. Endowments provide payment of the face amount on the earlier of death or policy maturity. Variable universal life products provide a non-guaranteed return linked to an underlying investment portfolio of equity and fixed income funds selected by the customer. Retirement Income is a product which combines insurance protection similar to term life with a lifetime income stream which commences at a predefined age.

Annuity Products.    Annuity products are primarily represented by U.S. and Australian dollar-denominated fixed annuities sold by our Gibraltar Life operations. Sales and surrenders of non-yen products are sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in the respective countries. Most of our annuity products impose a market value adjustment if the contract is not held to maturity.

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

Life Planners.    Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. The attributes considered when recruiting new Life Planners generally include but are not limited to: University/College degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2013 and 2012 were 7,248 and 7,058, respectively.

Life Consultants.    Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants as of December 31, 2013 and 2012 were 9,327 and 11,333, respectively.

Bank Distribution Channel.    Our Gibraltar Life operation has been selling its products through banks since 2006. Bank distribution channel sales primarily consist of products intended to provide savings features and premature death protection, and retirement income as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Sales in this channel from 2012 through September 30, 2013, were highly concentrated in the yen-denominated single premium reduced death benefit whole life product discussed above. We view the bank distribution channel as a supplement to our core Life Planner and Life Consultant distribution channels and will pursue it on an opportunistic basis with a focus on profitable growth.

A significant portion of our sales in Japan through our bank channel distribution are derived through a single Japanese mega-bank. However, we have relationships with Japan’s four largest banks as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

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

Pricing of similar products is generally consistent in each of our countries. The profitability of our products is primarily impacted by differences between actual mortality and morbidity experience and the assumptions used in pricing these policies and as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the aggregate mortality and morbidity levels reflected in the assumptions used in pricing.

Reserves

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, mortality and morbidity rates, as well as provisions for adverse deviation, as appropriate. For variable and interest-sensitive life products, as well as most annuity products, we establish liabilities for policyholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges.

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with selected third party reinsurers. We remain liable if a third party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to a life insurance joint venture and an asset management joint venture in China; (8) results related to our Capital Protection Framework; and (9) the impact of transactions with and between other segments.

Corporate operations include results related to our Capital Protection Framework, which we employ as part of our capital management strategy. The framework considers the potential capital impacts under a range of market-related stresses for which we hold on-balance sheet capital and maintain access to committed sources of capital. It includes, among other initiatives, the following:

•	Our capital hedge program which broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios.

•

The potential capital consequences of our living benefits hedging program, covering certain risks associated with our variable annuity products. The results of the living benefits hedging program are recorded in our Individual Annuities segment, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

•	The potential capital consequences under stress scenarios of our decision to less than fully hedge certain capital market risks associated with various operations of the Financial Services Businesses.

We assess the composition of these hedging programs on an ongoing basis, and we may change them from time to time based on our evaluation of the Company’s risk position or other factors. For additional information on our Capital Protection Framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Capital Protection Framework.”

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

Long-Term Care.    In March 2012, we discontinued sales of our individual long-term care products, and in July, 2012, we announced our decision to cease sales of group long-term care insurance effective August 1, 2012, or a later date where required by specific state law. Prudential ceased accepting new business applications as of June 30, 2013 for its group long-term care insurance product line, with the exception of a few cases that will remain open for new business due to contractual provisions.

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for morbidity, mortality, persistency, expenses and interest rates. Our assumptions have also factored in our estimate of the timing and amount of anticipated premium increases which will require state approval. Reserves also include claims reported but not yet paid and claims incurred but not yet reported.

Residential Real Estate Brokerage Franchise and Relocation Services.    In 2011, we sold our real estate brokerage franchise and relocation services businesses to Brookfield Asset Management, Inc. (“Brookfield”), but retained ownership of a financing subsidiary with debt and equity investments in a limited number of real estate brokerage franchises, which we have substantially exited.

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

Individual Health and Disability Insurance.    We ceased writing individual disability income policies in 1992, and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims. We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses.

Other.    In addition to the businesses described above, the results of Divested Businesses also include the following:

•

On July 1, 2013, we sold our wealth management solutions business to Envestnet, Inc. We will continue to have an ongoing relationship with these operations until the contractual terms of the sale are fulfilled.

•

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

•

We have not actively engaged in the assumed life reinsurance market in the United States since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties. In 2000, we sold our interest in Prudential of America Life Insurance Company, or PALIC, but remain subject to mortality risk for certain assumed individual life insurance policies sold by PALIC under the terms of the reinsurance treaties. We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. As of December 31, 2013, the net amount at risk was $16 million.

•

In addition to the above, we indemnified the purchaser of PALIC for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale.

Discontinued Operations

Discontinued operations reflect the results of businesses which qualified for “discontinued operations” accounting treatment under U.S. GAAP. We discontinued our global commodities operations in the second quarter of 2011 and subsequently sold these operations in the third quarter of 2011. We also have certain direct real estate investments that are sold, or held for sale, that may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continued. For accounting purposes, we also segregated the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block forms the principal component of the Closed Block Business. As of December 31, 2013, total attributed equity of the Closed Block Business represented 4% of the Company’s total attributed equity. For additional discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses” above.

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

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. The long-term risks associated with the Closed Block Business are 90% reinsured (subject to certain caps) including, 17% reinsured by affiliates. We also reinsure 90% of the short-term risks associated with the Closed Block Business to an affiliate, which is supported by a letter of credit facility with unaffiliated financial institutions. Reinsurance of the Closed Block Business is reported in the Corporate and Other operations within the Financial Services Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information on the Closed Block reinsurance arrangements, as well as Note 13 to the Consolidated Financial Statements for additional discussion on the accounting for these reinsurance arrangements.

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign servicemarks, including in particular “Prudential”, “Prudential Financial”, the “Prudential logo” and our “Rock” symbol. We believe that the value associated with many of our patents and trade secrets, and the goodwill associated with many of our servicemarks are significant competitive assets in the U.S.

On April 20, 2004, we entered into an agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement restricts use of the “Prudential” and “Pru” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Competition

In each of our businesses, we face intense competition from insurance companies, asset managers and diversified financial institutions in the U.S. and abroad. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, risk management capabilities, capital management capabilities, and financial strength and credit ratings. The relative importance of these factors varies across our products, services and the markets we serve. The competitive landscape is, and will be, impacted by the various regulatory frameworks applied to us and our competitors.

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

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations and is subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) as a “Designated Financial Company” pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. Prudential Financial is also subject to regulation as an insurance holding company under applicable insurance laws. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. Dodd-Frank subjects us to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. On September 19, 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of regulation as a Designated Financial Company include:

•

In December 2011, the FRB published for comment proposed rules implementing certain of these standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to the minimum risk-based capital and leverage ratios that were in effect for insured depository institutions at the time of the proposed rules: a minimum Tier-1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. We cannot predict whether the final rules implementing these standards will require compliance with these proposed minimum ratios, the more stringent minimum ratios currently in effect for insured depository institutions, or other minimum ratios to be established by the FRB. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of our size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB indicated in the proposed rules that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity requirements, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing, and to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issuers other than the United States) to no more than 25% of its consolidated capital stock and surplus or to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets.

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

We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to us as a Designated Financial Company.

•

Section 171 of Dodd-Frank (the Collins Amendment) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also proposed a supplemental leverage ratio for a subset of large banking organizations. The final rules also eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial Companies such as Prudential under the Collins Amendment and provide the basis for the enhanced prudential standards to be applied by the FRB to Designated Financial Companies. Regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

•

As a Designated Financial Company, we are subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. We will be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios to be used. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests will ultimately be designed, conducted and disclosed with respect to Prudential Financial or whether the results of such stress tests will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

Under final rules published by the FRB and the Federal Deposit Insurance Corporation (“FDIC”) in November 2011, we are required as a Designated Financial Company to submit to the FRB and FDIC, and periodically update in the event of material events, an annual plan for rapid and orderly dissolution in the event of severe financial distress.

•	As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a Designated Financial Company, we could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on us include:

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In April, 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and our insurance subsidiaries, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with such counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocates closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also makes recommendations for direct federal involvement in certain areas of insurance regulation.

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

International and Global Regulatory Initiatives

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

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

•	Enhanced group-wide supervision,

•

Enhanced capital standards, including basic capital requirements applicable to all group activities and, for business deemed to be non-traditional/non-insurance, higher loss absorption capacity requirements (expected to begin to be implemented in 2019),

•	Enhanced liquidity planning and management, and

•	Development of a risk reduction plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (expected to be developed and agreed by the end of 2014).

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. ComFrame also requires each IAIG to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (“the Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

In October 2013 several of our domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

In 2012, Prudential Bank & Trust, FSB, (“PB&T”) limited its operations to trust services and Prudential Financial deregistered as a savings and loan holding company subject, in that capacity, to the examination, enforcement and supervisory authority of the FRB. As a trust-only organization, PB&T does not have access to a Federal Reserve credit line, is not permitted to issue commercial loans or checking accounts and all or substantially all deposits, if any, must be trust funds received in a fiduciary capacity. PB&T is now regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association and Prudential Financial is subject to supervision by the OCC as to whether it serves as a source of strength to PB&T. We also provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either PB&T or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some shareholders of Prudential Financial might consider desirable.

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted, regulating reinsurance transactions, including the role of captive reinsurers, and other matters.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business in accordance with accounting practices and procedures prescribed or permitted by these departments. The operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2013, the New Jersey insurance regulator, along with the insurance regulators of Arizona, Connecticut, Indiana and Iowa, completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for all of our U.S. domestic insurance companies as part of the normal five year examination and found no material deficiencies.

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

Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Captive Reinsurance Companies.    The NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

Solvency Modernization Initiative.    State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (as of December 31, 2012), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2013, 2012 and 2011, we paid approximately $66.1 million, $2.4 million and $3.6 million, respectively, in assessments pursuant to state insurance guaranty association laws. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. The increase in 2013 assessments paid, relative to prior years, is primarily the result of the Executive Life of New York (“ELNY”) and the Executive Life Insurance Company insolvencies. In addition, in 2011, we agreed to make a voluntary contribution of $20 million to an insurance industry solvency fund, related to ELNY, which was subsequently paid in 2013. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, that may be required to be registered under the federal securities laws and subject to regulation by the SEC and Financial Industry Regulatory Authority (“FINRA”). Certain of our insurance subsidiaries are subject to SEC public reporting and disclosure requirements based on offerings of these products. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities and Commodities Regulation” affect investment advice, sales and related activities with respect to these products.

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

Investment and Retirement Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, FINRA, CFTC, state securities commissions, state banking and insurance departments and the United States Department of Labor are the principal U.S. regulators that regulate our asset management operations. For a discussion of Dodd-Frank’s impact on our investment products and asset management operations, see “—Dodd-Frank Wall Street Reform and Consumer Protection Act” above. In some cases our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

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

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with pension plans.

Securities and Commodities Regulation

We have subsidiaries that are broker-dealers, investment advisers, commodity pool operators or commodity trading advisers. The SEC, the CFTC, state securities authorities, FINRA, the National Futures Association (“NFA”), the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of these subsidiaries.

Our broker-dealer and commodities affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA and the NFA. Self-regulatory organizations conduct examinations of, and have adopted rules governing, their members. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers. Broker-dealers and their sales forces in the U.S. and in certain other jurisdictions are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees. The SEC, CFTC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S. and non-U.S. regulatory agencies, have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer, an investment adviser or commodities firm or its employees. Our U.S. registered broker-dealer subsidiaries are subject to federal net capital requirements that may limit the ability of these subsidiaries to pay dividends to Prudential Financial.

Privacy Regulation

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to the collection and disclosure of health-related and customer information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information. We are also subject to privacy laws, regulation, and directives that require our business units in countries outside the U.S. to protect the security and confidentiality of employee and customer personal information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer of employee and customer information.

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

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, dividend limitations, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to joint venture partner risks and limits our array of potential remedies.

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India, China and Malaysia through joint ventures. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

The Financial Services Agency (“FSA”), the insurance regulator in Japan, has implemented revisions to the solvency margin requirements that revised risk charges for certain assets and changed the manner in which an insurance company’s core capital is calculated. These changes were effective for the fiscal year ending March 31, 2012. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance industry, as well as regulatory requirements for those companies deemed to be systemically important financial institutions (similar to Designated Financial Companies under Dodd-Frank).

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 15 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Our non-insurance international operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the United Kingdom, Hong Kong, Mexico, India, Germany and Singapore, and participate in investment-related joint ventures in Brazil, Italy and China. These businesses may provide investment-related products such as investment management products and services, mutual funds and separately managed accounts. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

Our international businesses may also be subject to U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act, various anti-money laundering laws and regulations, and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. Furthermore, certain of our businesses, particularly those with operations in the United Kingdom (“U.K.”), are also subject to the U.K.’s Anti-Bribery Law, which governs interactions with both governmental and private commercial entities.

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation, or PPC. These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2013, 2012 and 2011, we paid approximately $ 29 million, $31 million and $29 million, respectively, in assessments pursuant to Japanese insurance guaranty association laws.

In December 2013, the FSA announced amendments to its “Comprehensive Guidelines for Supervision of Insurance Business Operators” and “Inspection Manual for Insurance Companies” addressing enterprise risk management readiness and own risk and solvency assessments. The purpose of these amendments is to bring the Japanese supervisory framework in line with the international insurance supervisory framework, including the Insurance Core Principles (“ICP”) dealing with these subjects adopted by the International Association of Insurance Supervisors (“IAIS”) in October 2011.

In 2013, the FSA indicated its intention to develop a new comprehensive regime for the resolution of financial institutions, including life insurance companies. The enabling legislation for the establishment of the regime was enacted in the fall of 2013. However, proposed regulations to effectuate these changes have not yet been released.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

On November 30, 2011, Japan enacted corporate tax reform that decreased the national corporate tax rate from 30% to 28.05% for tax years beginning on or after April, 1, 2012, and to 25.5% for tax years beginning on or after April 1, 2015. There is a proposal to accelerate the decrease in the rate for tax years beginning on or after April 1, 2014. The carryforward period for net operating losses in Japan was increased from 7 to 9 years. Under the new legislation net operating losses can only offset 80% of a company’s taxable income. On December 31, 2011 Korea rescinded the corporate tax decrease to 22% that was to be effective in 2012. Therefore, the Korean corporate tax rate remains at 24.2% for 2012 and thereafter.

Our international operations are often subject to value added tax and similar taxes in the countries in which they operate. On August 10, 2012, Japan enacted legislation to increase the 5% consumption tax to 8% in April 2014, and 10% effective in October 2015. An increase to such tax rates could reduce our consolidated net income.

On April 27, 2012, the Japan National Tax Authority (NTA) reduced the corporate tax deductibility of premiums paid for cancer products. Such a change has resulted in a decrease in the sale of such products in Japan.

Employees

As of December 31, 2013, we had 47,355 employees and sales associates, including 27,772 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

•

Sales of our investment-based and asset management products and services may decline, and lapses and surrenders of certain insurance products and withdrawals of assets from investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

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

•	Positions that we are required to mark-to-market may cause, and have caused, volatility in reported results of operations due to market fluctuations.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, foreign government securities (primarily those of the Japanese government), equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition, and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds, commercial mortgages and alternative asset classes (such as private equity, hedge funds and real estate) are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained or the capacity of the financial markets to absorb our transactions is inadequate, these products may not perform as intended.

•

Fluctuations in our operating results as well as realized gains and losses on our investment and derivative portfolios may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Our investments, results of operations and financial condition may be adversely affected by adverse developments in the global economy, in the U.S. economy (including as a result of uncertainty about the Federal Reserve’s monetary policy or the ongoing debate over the federal debt ceiling), and in the Japanese economy (including due to the effects of inflation or deflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in the value of the Japanese yen relative to the U.S. Dollar and, to a lesser extent, the Australian Dollar). Global, U.S. or Japanese economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC, DSI or VOBA (each defined below). In addition, increasing interest rates could cause capital strain due to lower solvency margin levels of our Japanese insurance subsidiaries because the carrying value of bonds classified as available-for-sale would decline while the carrying value of liabilities would generally remain unchanged. Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC, DSI or VOBA as noted above, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of low interest rates may continue to increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. Under such conditions, we may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest and maturities on our debt and dividends on our capital stock. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to us.

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

Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flows, as well as increase the volatility of our results of operations under U.S. GAAP.

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce the U.S. dollar equivalent earnings and equity of these operations. We enter into derivative contracts in order to hedge the future income of certain of our international subsidiaries. Further, our Japanese subsidiaries hold U.S. dollar-denominated assets as a way for us to mitigate the effect of fluctuations in the yen exchange rate on our U.S. dollar-equivalent equity in these subsidiaries. We seek to mitigate volatility in the local solvency margins of our Japanese subsidiaries due to holding these U.S. dollar-denominated investments by entering into inter-company currency derivatives. Currency fluctuations could adversely affect our results of operations, cash flows or financial condition as a result of these derivative positions or due to foreign income or equity investments that are not hedged. A significant strengthening of the yen could adversely impact the value of our hedges and U.S. dollar-denominated investments held in our Japanese subsidiaries and could result in additional liquidity or capital needs for our International Insurance operations.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience, utilization experience or expenses differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates, or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity, or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain optional living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish reserves in accordance with US GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels of and/or timing of receipt or payment of premiums, benefits, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. We finance noneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and returns on capital.

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

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Deferred sales inducements, or DSI, represent amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Value of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2013, we had goodwill balances related to certain of our businesses. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

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

Changes in our discount rate, expected rate of return, life expectancy, health care cost and expected compensation increase assumptions for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

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

A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase policy surrenders and withdrawals, require us to post collateral, increase our borrowing costs and/or hurt our relationships with creditors, distributors, reinsurers or trading counterparties and restrict our access to alternative sources of liquidity.

A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2013 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $68 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $9 million, or collateral posting in the form of cash or securities to be held in a trust.

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY, since June 2008. Membership allows Prudential Insurance access to FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P, Moody’s and Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

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

We use reinsurance as part of our capital management with respect to our Closed Block Business. Ratings downgrades or financial difficulties of reinsurers may require us to utilize additional capital with respect to that business.

Certain Product Related Risks

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

Regulatory and Legal Risks

Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced in the recent past have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally.

Prudential Financial, the holding company for all of our operations, is subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) as a “Designated Financial Company” pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a Designated Financial Company, Prudential Financial is expected to be subject to substantial additional regulation as discussed further herein. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and therefore reducing our return on capital.

Prudential Financial is also subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act substantially increased the requirements in these and other areas for public companies such as Prudential Financial. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Insurance regulators continue to develop a principles-based reserving approach for life insurance products. The timing and the effect of these changes are uncertain.

Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York. The NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

Recently, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We use captive reinsurance subsidiaries in our domestic insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. We cannot predict what, if any, changes may result from the regulatory reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies” for information on our use of captive reinsurance companies.

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

The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable Risk Based Capital, or RBC, requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margin ratios for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. Further, adverse financial performance in the Closed Block Business in Prudential Insurance, including adverse investment performance, may adversely affect Prudential Insurance’s RBC ratios in the short term, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

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

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

•

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. We are now also subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to us as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•

As a Designated Financial Company, we could also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

•

The Council could recommend new or heightened standards and safeguards for activities or practices in which we and other financial services companies engage. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

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

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). The framework policy measures for G-SIIs published by the International Association of Insurance Supervisors (the “IAIS”) include enhanced group-wide supervision, enhanced capital standards (including basic capital requirements applicable to all group activities and higher loss absorption capacity requirements for business deemed to be non-traditional/non-insurance), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan and proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive, which was adopted on November 25, 2009 and could come into force as early as January 2016. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime and may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings within the EEA.

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

Accounting standards are continuously evolving and subject to change. For example, the FASB and International Accounting Standards Board (IASB) have ongoing projects to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

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

However, even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules.

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

The products we sell have different tax characteristics, in some cases generating tax deductions for the Company. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

We rely on a combination of contractual rights with employees and third parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

Other Risks

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management framework to mitigate risk and loss to the Company, and we maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed.

However, there are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected mortality, longevity or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective.

Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

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

•

Pandemic disease could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict.

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

Many of our insurance products sold in international markets, including Japan, provide for the buildup of cash values for the policyholder at contractually fixed guaranteed interest rates. Actual returns on the underlying investments may not necessarily support the guaranteed interest rates and there may be times when the spread between the actual investment returns and these guaranteed rates of return to the policyholder is negative. This negative spread may not be offset by the mortality, morbidity and expense charges we earn on the products.

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

Various states, in which our insurance companies are domiciled, including New Jersey, must approve any direct or indirect change of control of insurance companies organized in those states. The U.S. federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control. In addition, the New Jersey Business Corporation Act prohibits certain business combinations with interested shareholders. These regulatory and other restrictions may delay a potential merger or sale of Prudential Financial, even if the Board of Directors decides that it is in the best interests of shareholders to merge or be sold.

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

•

The financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial’s consolidated results of operations, financial position and borrowing costs. Assets of PHLLC allocated to the Financial Services Businesses, including assets in the DSCA established for the security of the holders of the IHC debt and reinvested earnings thereon, could be used to satisfy the IHC debt. To the extent cash flows associated with the Closed Block Business within the DSCA are not adequate to service payments with respect to the IHC debt, a loan from the Financial Services Businesses to the Closed Block Business would be established. This could affect the results of operations, financial position or borrowing costs of the Financial Services Businesses. The repayment to the Financial Services Businesses of any inter-business loan created upon the use of the DSCA to service the IHC debt will be subordinate to the repayment of the IHC debt. For a more detailed discussion of the IHC debt, see “Business—Demutualization and Separation of the Businesses—Separation of the Businesses”.

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

•

We may exchange the Class B Stock for shares of Common Stock at any time and holders of Class B Stock may convert their shares into Common Stock beginning in 2016. The Class B Stock also is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial, as discussed under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Any exchange of Class B Stock into Common Stock could occur at a time when either or both of the Common Stock and Class B Stock may be considered to be overvalued or undervalued. Any conversion may have a dilutive effect on holders of Common Stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 27, 2014, were as follows:

Name	Age	Title	Other Public Directorships
John R. Strangfeld, Jr.	60	Chairman, Chief Executive Officer and President	None
Mark B. Grier	61	Vice Chairman	None
Edward P. Baird	65	Executive Vice President and Chief Operating Officer, International Businesses	None
Susan L. Blount	56	Executive Vice President and General Counsel	None
Robert M. Falzon	54	Executive Vice President and Chief Financial Officer	None
Charles F. Lowrey	56	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Barbara G. Koster	59	Senior Vice President and Chief Information Officer	None
Richard F. Lambert	57	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	52	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	54	Senior Vice President and Chief Investment Officer	None
Sharon C. Taylor	59	Senior Vice President, Human Resources	New Jersey Resources

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

Susan L. Blount was elected Executive Vice President in June 2013 and General Counsel of Prudential Financial and Prudential Insurance in May 2005. Ms. Blount has been with Prudential since 1985. She has served in various supervisory positions since 2002, including Vice President and Chief Investment Counsel and Vice President and Enterprise Finance Counsel. She served as Vice President, Secretary and Associate General Counsel from 2000 to 2002 and Vice President and Secretary from 1995 to 2000.

Robert M. Falzon was elected Executive Vice President and Chief Financial Officer of Prudential Financial and Prudential Insurance in March 2013. Mr. Falzon has been with Prudential since 1983, serving in various positions including managing director at Prudential Real Estate Investors (“PREI”), head of PREI’s Global Merchant Banking Group and CEO of its European business. Mr. Falzon also served as Senior Vice President and Treasurer of Prudential Insurance and Prudential Financial from 2010 to 2013.

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

As announced on February 13, 2014, Mr. Baird is retiring as Executive Vice President and Chief Operating Officer, International Businesses, effective April 4, 2014 and will be succeeded by Mr. Lowrey. Mr. Lowrey will be succeeded by Stephen Pelletier, age 60, who is the Chief Executive Officer of the Company’s Group Insurance business. Mr. Pelletier previously served as President of Prudential Annuities and as Chairman and CEO of Prudential International Investments and has held several other leadership roles in the U.S. and around the world since joining the Company in 1992.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and Asset Management segment, which are discussed below, as of December 31, 2013, we own eight and lease 15 other principal properties throughout the U.S., some of which are used for home office functions. In addition, we are currently in the process of developing a new office building located in Newark, New Jersey, which will be used for home office functions. Our domestic operations also lease approximately 189 other locations throughout the U.S.

For our International Insurance segment, as of December 31, 2013, we own five home offices located in Japan, Korea, Taiwan, Brazil and Argentina, and lease three home offices located in Italy, Mexico, and Poland. We also own approximately 120 and lease approximately 550 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, which includes our international investment operations, as of December 31, 2013, we lease three home offices located in Japan, Taiwan and India. We also lease 13 international principal properties located in Brazil, Mexico, Japan, Hong Kong, Singapore, Korea, Germany, Australia and the United Kingdom, in addition to approximately 20 other branch and field offices within Europe and Asia.

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

	High	Low	Dividends
2013:
Fourth Quarter	$92.43	$75.99	$0.53
Third Quarter	$82.62	$73.30	$0.40
Second Quarter	$73.03	$54.91	$0.40
First Quarter	$60.41	$54.64	$0.40

2012:
Fourth Quarter	$59.89	$48.74	$1.60
Third Quarter	$58.63	$45.46	—
Second Quarter	$64.50	$44.74	—
First Quarter	$64.65	$51.30	—

On January 31, 2014, there were 1,612,274 registered holders of record for the Common Stock and 461 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. For the years ended December 31, 2013 and 2012, Prudential Financial paid dividends totaling $9.625 per share of Class B Stock. On January 31, 2014, there were three holders of record for the Class B Stock and 2 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay dividends on the Common Stock and Class B Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions including on the payment of dividends by Prudential Financial’s subsidiaries and requirements under Dodd-Frank; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see Note 15 to the Consolidated Financial Statements.

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

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock. Holders of Class B Stock may exchange their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, beginning on January 1, 2016, and (2) at any time in the event of certain federal income tax or regulatory events. If Prudential Financial sells or otherwise disposes of all or substantially all of the Closed Block Business or a change of control of Prudential Financial occurs, Prudential Financial must exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value of 120% of the appraised fair market value of such shares of Class B Stock. For further information on the exchange provisions of the Class B Stock, see Note 15 to the Consolidated Financial Statements, the Amended and Restated Certificate of Incorporation of Prudential Financial included as Exhibit 3.1 to this report, and the “Description of Capital Stock” contained in the Registration Statement included as Exhibit 2.1 to this report.

Any exchange of Class B Stock into Common Stock could occur at a time when either or both of the Common Stock and Class B Stock may be considered to be overvalued or undervalued. Any conversion may have a dilutive effect on holders of Common Stock.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2013 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
October 1, 2013 through October 31, 2013	1,045,093	$79.96	1,042,180
November 1, 2013 through November 30, 2013	959,078	$86.95	958,389
December 1, 2013 through December 31, 2013	928,904	$89.76	928,200

Total	2,933,075	$85.35	2,928,769	$500,000,000

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Such restricted stock and restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2013, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period starting July 1, 2013 through June 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012, from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009, from consolidated financial statements not included herein.

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

Results for the year ended December 31, 2012, include approximately $32 billion of premiums reflecting two significant pension risk transfer transactions. On November 1, 2012, we issued a non-participating group annuity contract to the General Motors Salaried Employees Pension Trust, and assumed responsibility for providing specified benefits to certain participants. On December 10, 2012, we issued a non-participating group annuity contract to the Verizon Management Pension Plan and assumed responsibility for providing specified benefits to certain participants. The premiums from these transactions were largely offset by a corresponding increase in policyholders’ benefits, including the change in policy reserves.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009, includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2013, 2012, 2011, 2010 and 2009, includes Gibraltar Life results for the twelve months ended November 30, 2013, 2012, 2011, 2010 and 2009, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$26,237	$65,354	$24,301	$18,238	$16,497
Policy charges and fee income	5,415	4,489	3,924	3,323	2,832
Net investment income	14,729	13,661	13,124	11,865	11,390
Asset management fees and other income	286	2,784	4,905	3,747	4,495
Realized investment gains (losses), net	(5,206)	(1,441)	2,831	1,050	(2,897)

Total revenues	41,461	84,847	49,085	38,223	32,317

Benefits and expenses:
Policyholders’ benefits	26,733	65,131	23,614	18,285	16,346
Interest credited to policyholders’ account balances	3,111	4,234	4,484	4,209	4,484
Dividends to policyholders	2,050	2,176	2,723	2,189	1,298
Amortization of deferred policy acquisition costs	240	1,504	2,695	1,085	1,131
General and administrative expenses	11,011	11,094	10,605	8,309	7,788

Total benefits and expenses	43,145	84,139	44,121	34,077	31,047

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	(1,684)	708	4,964	4,146	1,270
Income tax expense (benefit)	(1,058)	213	1,515	1,266	(115)

Income (loss) from continuing operations before equity in earnings of operating joint ventures	(626)	495	3,449	2,880	1,385
Equity in earnings of operating joint ventures, net of taxes	59	60	182	82	1,523

Income (loss) from continuing operations	(567)	555	3,631	2,962	2,908
Income (loss) from discontinued operations, net of taxes	7	15	35	33	(19)

Net income (loss)	(560)	570	3,666	2,995	2,889
Less: Income (loss) attributable to noncontrolling interests	107	50	34	19	(57)

Net Income (loss) attributable to Prudential Financial, Inc.	$(667)	$520	$3,632	$2,976	$2,946

Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.02	$7.14	$5.25	$7.33
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07	0.07	(0.05)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.06	$7.21	$5.32	$7.28

Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.01	$7.05	$5.20	$7.28
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07	0.06	(0.04)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.05	$7.12	$5.26	$7.24

Dividends declared per share—Common Stock	$1.73	$1.60	$1.45	$1.15	$0.70

Basic and diluted earnings per share—Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$22.00	$11.50	$61.00	$229.00	$(164.50)
Income (loss) from discontinued operations, net of taxes	0.00	(1.00)	0.00	0.50	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$22.00	$10.50	$61.00	$229.50	$(164.50)

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	—	1.11	1.83	1.75	1.67

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$386,407	$394,007	$273,245	$250,406	$232,322
Separate account assets	285,060	253,254	207,776	174,074	147,095
Total assets	731,781	709,235	535,744	476,449	442,399
Future policy benefits and policyholders’ account balances	343,516	350,463	240,489	227,516	221,653
Separate account liabilities	285,060	253,254	207,776	174,074	147,095
Short-term debt	2,669	2,484	1,982	3,122	10,535
Long-term debt	23,553	24,729	23,653	21,037	20,290
Total liabilities	695,900	670,123	505,696	453,312	431,307
Prudential Financial, Inc. equity	35,278	38,503	29,535	22,603	10,741
Noncontrolling interests	603	609	513	534	351
Total equity	$35,881	$39,112	$30,048	$23,137	$11,092

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2013, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $1,935 million would have been required for the year ended December 31, 2013 to achieve a ratio of 1:1.

The historical information presented in the table above has been revised to reflect the impact of retrospective adoption of a discretionary change in accounting principle for recognition of performance based incentive fee revenue. For further information, see “—Accounting Policies and Pronouncements—Adoption of New Accounting Pronouncements” and Note 2 to the Consolidated Financial Statements.

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

Profitability

Our profitability depends principally on our ability to price our insurance and annuity products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products and our ability to attract and retain customer assets, generate and maintain favorable investment results, effectively deploy capital and utilize our tax capacity, and manage expenses.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.107 trillion of assets under management as of December 31, 2013, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Industry Trends

Our U.S. and international businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

U.S. Businesses

Financial and Economic Environment.    Although economic and financial conditions continue to show signs of improvement, global market conditions and uncertainty continue to be factors in the markets in which we operate. As discussed further under “Impact of a Low Interest Rate Environment” below, interest rates in the U.S. remain lower than historical levels, despite recent increases, which continues to negatively impact our portfolio income yields. Continued high unemployment rates and limited growth in salaries also continue to be factors impacting certain business drivers, including contributions to defined contribution plans and the costs of group disability claims.

Regulatory Environment.    Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. As discussed under “Regulatory Developments” below, the Company is now subject to stricter prudential regulatory standards and supervision by the FRB as a Designated Financial Company. The use of captive reinsurance companies is also under increased scrutiny. In addition, state insurance laws regulate all aspects of our U.S. insurance businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities and universal life products with secondary guarantees.

Demographics.    Income protection, wealth accumulation and the needs of retiring baby boomers continue to shape the insurance industry. Retirement security is one of the most critical issues in the U.S. for individuals and the investment professionals and institutions that support them. The risk and responsibility of retirement savings continues to shift to employees, away from the government and employers. Life insurance ownership among U.S. households remains low, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage.

Competitive Environment.    For the annuities business, traditional competitors continue to take actions to either exit the marketplace or de-risk products in response to recent market volatility. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. We believe our current product offerings are competitively positioned and that our differentiated risk management strategies will provide us with an attractive risk and profitability profile.

Our retirement and asset management businesses compete on price, service and investment performance. The full service retirement markets are mature, with few dominant players. We have seen a trend toward unbundling of the purchase decision related to the recordkeeping and investment offerings, where product pricing, the variety of available funds and their performance are the key selection criteria of plan sponsors and intermediaries. Additionally, changes in the regulatory environment have driven more standard and consistent fee disclosures across industry providers, which has heightened pricing pressures and may accelerate the trend toward unbundling of services. Market disruption and rating agency downgrades have caused some of our institutional investment product competitors to withdraw from the market, creating significant growth opportunities for us in certain markets, including the investment-only stable value market. Recently, new and re-emerging competitors are entering the investment-only stable value market. The recovery of the equity, fixed income, and commercial real estate markets has positively impacted asset managers by increasing assets under management and corresponding fee levels. In addition, institutional fixed income managers have generally experienced positive flows as investors have re-allocated assets into fixed income to reduce risk, including the reduction of risk in pension plans. In recent years we have established ourselves as innovators in providing pension risk management solutions to plan sponsors, as underscored by the completion of two significant pension risk transfer transactions in 2012. We believe the emerging pension risk transfer market offers attractive opportunities that are aligned with our expertise.

The individual life and group life and disability markets are mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating a challenge of maintaining pricing discipline. In the individual life market, many of our competitors took pricing actions in 2012 in response to the low interest rate environment. Our individual life sales in 2013 benefited from a strong competitive position as a result of these competitor actions, as well as expanded distribution opportunities from the acquisition of The Hartford’s individual life business. In 2013 we implemented additional product design and pricing changes designed to shift sales away from guaranteed products toward non-guaranteed products. Maintaining our competitive positioning is dependent on sources of financing for the reserves associated with this business and timely utilization of the associated tax benefits. For group products, rate guarantees have become the industry norm, with rate guarantee durations trending upward, primarily for group life insurance, as a general industry practice. The group insurance industry has been very competitive in recent years, however we are beginning to see rate increases take hold throughout the industry. There is also an increased demand from clients for bundling of products and services to streamline administration and save costs by dealing with fewer carriers. As employers are attempting to control costs and shift benefit decisions and funding to employees, who continue to value benefits offered in the workplace, employee-paid (voluntary) product offerings and services are becoming increasingly important in the group market.

International Businesses

Financial and Economic Environment.    Our international insurance operations, especially in Japan, continue to operate in a low interest rate environment. However, the local market has adapted to the low rate environment in Japan. The continued low interest rate environment in the U.S. may impact the attractiveness of U.S. dollar-denominated products in Japan relative to yen-denominated products. We are also subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen will continue to impact the relative attractiveness of non-yen products marketed in Japan.

Regulatory Environment.    Effective in April 2013, Japanese insurance regulators changed the standard discount rate for statutory reserves on new business. This resulted in increased statutory reserve requirements for new business and selective re-pricing of insurance products by insurers intended to maintain expected returns. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by an international standard setting body for the insurance regulators, as well as regulatory requirements for those companies deemed to be systemically important financial institutions, or SIFIs, in the U.S. or abroad. In addition, local regulators, including in Japan, may apply heightened scrutiny to non-domestic companies. Internationally, regulators are also increasingly adopting measures to provide greater consumer protection and privacy rights. Further, a bill passed by the Japanese legislature in 2012 will increase the consumption tax rate during 2014 and 2015. Insurance commissions are subject to consumption tax for individuals exceeding certain earnings thresholds, however, the tax is not charged on employee compensation or insurance premiums. The increase in this tax is expected to lead to increased costs for insurers.

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

Impact of a Low Interest Rate Environment

Domestic Financial Services Businesses

As interest rates in the U.S. continue to remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio income yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low through at least 2014, our overall portfolio income yields are expected to continue to decline throughout the coming year; however, the recent increase in interest rates, if sustained, will mitigate the impact of new investment purchases on our overall portfolio income yields.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2015. The domestic Financial Services Businesses’ general account has approximately $156 billion of such assets (based on net carrying value) as of December 31, 2013. As these assets mature, the current average portfolio income yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $156 billion of fixed maturity securities and commercial mortgage loans are approximately $63 billion that are subject to call or redemption features at the issuer’s option, which have a weighted average interest rate of approximately 5%. As of December 31, 2013, approximately 80% of the assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of December 31, 2013, our domestic Financial Services Businesses have approximately $150 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $49 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of December 31, 2013, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1%	$0.5	$0.0	$0.0	$0.0	$0.0	$0.5
1%—1.99%	1.3	1.4	10.0	2.9	0.3	15.9
2%—2.99%	2.4	0.0	0.1	0.8	1.4	4.7
3%—4.00%	22.9	1.4	1.9	0.4	0.0	26.6
Greater than 4%	1.1	0.0	0.0	0.0	0.0	1.1

Total	$28.2	$2.8	$12.0	$4.1	$1.7	$48.8

Percentage of total	58%	6%	25%	8%	3%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $13 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $88 billion of the $150 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 3.00% for the period from January 1, 2014 through December 31, 2015, and credit spreads remain unchanged from levels as of December 31, 2013, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio income yields, would be approximately $16 million in 2014 and $48 million in 2015. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $49 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage interest-sensitive products successfully through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability.

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of December 31, 2013, these operations have $126 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $126 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset-liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Current Developments

On January 2, 2013, we completed the acquisition of The Hartford’s individual life insurance business (“Hartford Life Business”) through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion.

On each of February 12, 2013, May 14, 2013, and August 15, 2013, Prudential Financial’s Board of Directors declared a cash dividend of $0.40 per share of Common Stock. On November 12, 2013, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock. On February 11, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock.

On June 11, 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. We purchased 6.1 million shares in 2013 under this authorization at a total cost of $500 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Exchange Act. We purchased 6.6 million shares under the prior twelve-month $1.0 billion authorization that expired on June 30, 2013 for a total cost of $400 million, including 3.9 million shares purchased in the first six months of 2013 at a total cost of $250 million.

On January 2, 2014, we completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of approximately $160 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN.

Regulatory Developments

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial is a Designated Financial Company. As a Designated Financial Company, Prudential Financial is subject to prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a Designated Financial Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits and other related subjects as appropriate. The Company must also seek pre-approval from the Federal Reserve for acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of the Company to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including basic capital and higher loss absorption capacity requirements which are expected to begin to be implemented in 2019), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (expected to be developed and agreed by the end of 2014).

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

ComFrame also requires each IAIG to conduct a group-wide risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” This initiative has resulted in the recent adoption of the NAIC Risk Management and ORSA model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

Dodd-Frank also includes a new framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions currently traded OTC and imposes additional costs, including new reporting and margin requirements. Our costs of risk mitigation are increasing under Dodd-Frank. For example, increased margin requirements including the requirement to pledge initial margin for OTC cleared transactions entered into after June 10, 2013, combined with restrictions on securities that will qualify as eligible collateral, will require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income.

Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

In addition, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. If applicable insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

At this time we cannot predict the final outcome of the above regulatory developments, including the additional capital and liquidity requirements, compliance and regulatory costs, or other implications that may affect the Company.

Outlook

Management expects that results in 2014 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. In 2014, we will continue to focus on long-term strategic positioning and growth opportunities, including the following:

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

•

International Markets.    We continue to concentrate on deepening our presence in the markets in which we currently operate, such as Japan, and expanding our distribution capabilities in emerging markets. We seek to capitalize on opportunities arising in international markets as changing demographics and public policy have resulted in a growing demand for retirement income products.

Results of Operations

Net loss of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2013 was $713 million compared to net income of $479 million for 2012.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2013, 2012 and 2011 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

Results reflect the implementation of a discretionary change in accounting principle related to the accrual of performance-based incentive fee revenue in our Asset Management segment. For additional information, see Note 2 to the Consolidated Financial Statements below.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$2,085	$1,039	$662
Retirement	1,039	638	594
Asset Management	723	584	888

Total U.S. Retirement Solutions and Investment Management Division	3,847	2,261	2,144

Individual Life	583	384	482
Group Insurance	157	16	163

Total U.S. Individual Life and Group Insurance Division	740	400	645

International Insurance	3,152	2,704	2,263

Total International Insurance Division	3,152	2,704	2,263

Corporate and Other	(1,370)	(1,338)	(1,112)

Adjusted operating income before income taxes for the Financial Services Businesses	6,369	4,027	3,940
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(9,956)	(3,666)	2,503
Charges related to realized investment gains (losses), net(2)	1,807	857	(1,656)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(250)	610	223
Change in experience-rated contractholder liabilities due to asset value changes(4)	227	(540)	(123)
Divested businesses(5)	29	(615)	90
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	28	(29)	(227)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,746)	644	4,750
Income (loss) from continuing operations before income taxes for Closed Block Business	62	64	214

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,684)	$708	$4,964

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 22 to our Consolidated Financial Statements for additional information.
(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for 2013 presented above reflect the following:

Individual Annuities.    Segment results for 2013 increased in comparison to 2012. The increase reflects a favorable comparative impact from changes in the estimated profitability of the business, driven by annual reviews and updates of assumptions performed in the third quarter of each year, and market performance relative to assumptions. Also contributing to the increase are higher asset-based fee income, driven by higher average variable annuity account values, net of a related increase in asset-based commissions and reserve provisions, as well as lower general and administrative expenses, net of capitalization.

Retirement.    Segment results for 2013 increased in comparison to 2012. The increase reflects higher net investment spread, including favorable results from non-coupon investments, and a more favorable reserve impact from case experience, both primarily driven by the significant pension risk transfer transactions that closed in the fourth quarter of 2012. Also contributing to this increase was higher asset-based fee income reflecting higher comparative investment-only stable value product account values and equity market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization.

Asset Management.    Segment results for 2013 increased in comparison to 2012 primarily driven by higher asset management fees, net of expenses, reflecting continued growth in assets under management, as well as the absence of losses incurred in 2012 associated with two real estate investments from the segment’s strategic investing activities, partially offset by a lower contribution from the segment’s commercial mortgage activities.

Individual Life.    Segment results for 2013 increased in comparison to 2012. The increase primarily reflects earnings from the in force business acquired from the Hartford in January 2013 as well as favorable comparative impacts from mortality experience and our annual reviews and updates of assumptions.

Group Insurance.    Segment results increased in 2013 in comparison to 2012 primarily driven by more favorable group life and disability underwriting results and a favorable comparative impact from our annual reviews and updates of assumptions and other refinements.

International Insurance.    Segment results for 2013 increased in comparison to 2012. The increase reflects business growth in both our Life Planner and Gibraltar Life and Other operations, additional synergies and lower integration costs associated with our acquisition of the former Star and Edison Businesses, favorable results from non-coupon investments, and more favorable foreign currency exchange rates, including the impact of our currency hedging programs. Partly offsetting these favorable items was the impact from our annual reviews and updates of assumptions used in estimating the profitability of the business, as well as reserve strengthening on certain policies based on an internal review.

Corporate and Other operations.    The results for 2013 as compared to 2012 reflect an increased loss primarily driven by higher levels of expenses and greater interest expense, net of investment income, including the impact of debt prefunding activities.

Closed Block Business.    Income from continuing operations before income taxes was essentially unchanged from 2012 as a decline in net investment income was largely offset by a corresponding decrease in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Financial Services Businesses:
Revenues	$35,425	$78,590	$42,070
Benefits and expenses	37,171	77,946	37,320

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,746)	644	4,750
Income tax expense (benefit)	(1,074)	192	1,447

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	(672)	452	3,303
Equity in earnings of operating joint ventures, net of taxes	59	60	182

Income (loss) from continuing operations for Financial Services Businesses	(613)	512	3,485
Income from discontinued operations, net of taxes	7	17	35

Net income (loss)—Financial Services Businesses	(606)	529	3,520
Less: Income attributable to noncontrolling interests	107	50	34

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$(713)	$479	$3,486

Closed Block Business:
Revenues	$6,036	$6,257	$7,015
Benefits and expenses	5,974	6,193	6,801

Income from continuing operations before income taxes for Closed Block Business	62	64	214
Income tax expense	16	21	68

Income from continuing operations for Closed Block Business	46	43	146
Income (loss) from discontinued operations, net of taxes	0	(2)	0

Net income—Closed Block Business	46	41	146
Less: Income attributable to noncontrolling interests	0	0	0

Net income of Closed Block Business attributable to Prudential Financial, Inc.	$46	$41	$146

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$(667)	$520	$3,632

Results of Operations—Financial Services Businesses

2013 to 2012 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $1,125 million from 2012 to 2013. Results for 2013 compared to 2012 reflect the following:

•

A $3,072 million unfavorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities, largely driven by changes in the adjustment for non-performance risk, as well as the impacts from our annual reviews and updates of assumptions performed in the third quarter;

•

Lower net pre-tax earnings of $2,392 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen; and

•

$1,802 million lower net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to changes in interest rates and foreign currency exchange rate movements.

Partially offsetting these decreases in income from continuing operations were the following items:

•

More favorable results of $1,897 million, on a pre-tax basis, associated with our Capital Protection Framework, driven by an increase in interest rates, reflecting our decision to manage interest rate risk through this framework;

•

A $1,408 million favorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This includes the absence of a $698 million net charge in 2012 associated with long-term care products, which are included in Divested Businesses, but excludes the impact associated with the variable annuity hedging program discussed above; and

•	A $1,266 million decrease in income tax expense reflecting a decrease in pre-tax income from continuing operations (see “—Income Taxes” for additional information).

In addition to the items above, our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, contributions from our acquisition of the Hartford Life Business, and higher income from non-coupon investments (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

2012 to 2011 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $2,973 million from 2011 to 2012. Results for 2012 compared to 2011 reflect the following:

•

A $2,386 million unfavorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities, including the impacts from our annual reviews and updates of assumptions performed in the third quarter;

•

Lower pre-tax earnings of $2,377 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen;

•

A $336 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This includes a $698 million net charge in 2012 associated with long-term care products, which are included in Divested Businesses, but excludes the impact associated with the variable annuity hedging program discussed above;

•

Lower net pre-tax realized gains (losses) of $539 million, excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to changes in interest rates as well as foreign currency exchange rate movements;

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

Partially offsetting these decreases in income from continuing operations were the following items:

•

More favorable results of $1,827 million, on a pre-tax basis, associated with our Capital Protection Framework, driven by an increase in interest rates, reflecting our decision to manage interest rate risk through this framework; and

•	A $1,255 million decrease in income tax expense reflecting a decrease in pre-tax income from continuing operations; and

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Consolidated Financial Statements for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2013, DAC and DSI in our Financial Services Businesses were $16.1 billion and $1.8 billion, respectively, and DAC in our Closed Block Business was $411 million.

Amortization methodologies

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block Business results of operations. As of December 31, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $887 million.

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities in our Individual Annuities segment, actual gross profits also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, and actual gross profits used to determine amortization rates include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target related to these features. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.” For additional information on our internally-defined hedge target, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results.”

The amortization methodologies for products not discussed above primarily relate to less significant DAC balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC balance as of December 31, 2013.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of December 31 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

DAC and DSI Sensitivities

Variability in the level of amortization expense has historically been driven by the variable annuities and variable and universal life insurance policies in our Individual Life and Individual Annuities segments, for which costs are amortized in proportion to total gross profits. For our International Insurance segment, these products have historically experienced less significant variability due to a less material block of variable annuities and variable and universal life insurance policies.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2013 was $2.6 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for no lapse guarantees and the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. These reserves are discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2013
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$35
Increase in future mortality by 1%	$(36)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to mortality assumptions drove the most significant changes to amortization expense. For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2013, 2012 and 2011, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For the variable annuity contracts of our Individual Annuities segment, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options. The DAC and DSI balances associated with our domestic variable annuity contracts were $5.5 billion and $1.8 billion, respectively, as of December 31, 2013. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2013
	Increase/ (Decrease) in DAC	Increase/ (Decrease) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(65)	$(34)
Increase in future rate of return by 100 basis points	$63	$32

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to lapse rate and utilization rate assumptions drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2013, 2012 and 2011, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. It includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA is amortized over the expected life of the acquired contracts in proportion to either gross premiums or estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2013, VOBA was $3,675 million, and included $2,036 million related to the acquisition from AIG of the Star and Edison Businesses on February 1, 2011, and $1,373 million related to the acquisition of the Hartford’s individual life insurance business. See Note 3 to the Consolidated Financial Statements for additional information on these acquisitions. The remaining $266 million primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements.

Goodwill

As of December 31, 2013, our goodwill balance of $839 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $240 million related to our Asset Management business, $137 million related to our Gibraltar Life and Other operations and $18 million related to our International Insurance Life Planner business.

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

The International Insurance’s Life Planner business and the Asset Management segment elected to bypass the qualitative assessment and complete their impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2014 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2014 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

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

After completion of Step 1 of the quantitative tests, it was determined that fair values exceeded the carrying amounts for each of the four reporting units and it was concluded there was no impairment as of December 31, 2013. The Asset Management, International Insurance’s Life Planner, Gibraltar Life and Other operations and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts, each by more than 45%.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. Regarding all reporting units tested, market declines or other events impacting the fair value of these businesses, including discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” or “AOCI,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves, other than Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our Financial Services Businesses include the following:

•

For most long duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations.

•

For certain reserves, such as our contracts with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•

For certain product guarantees, primarily the optional living benefit features of the variable annuity products in our Individual Annuities segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually in the third quarter of each year, unless a material change is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

The following paragraphs provide additional details about the reserves established by each of our segments.

The future policy benefit reserves for our International Insurance segment, which as of December 31, 2013, represented 45% of our total future policy benefit reserves, relate primarily to non-participating whole life and term life products and endowment contracts, and are generally determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, determined as of the date of issue, net of accumulated amortization.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2013 represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. For contracts that have recorded a premium deficiency reserve, we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense, and interest rate assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, determined as of the date of issue, net of accumulated amortization.

The future policy benefit reserves for our Individual Life segment, which as of December 31, 2013, represented 3% of our total future policy benefit reserves, relate primarily to variable life, term life and universal life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.

The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2013 represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products. These reserves are generally determined as the present value of expected future benefits and expenses less future premiums. Most contracts have recorded a premium deficiency reserve, so we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase, and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserve, are established using current best estimate actuarial assumptions, as described above.

The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2013 represented 1% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include the timing of annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Our lapse assumption includes a base lapse rate that takes into account the applicability of any surrender charges. Additionally, a dynamic lapse rate adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse.

The reserves for certain optional living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements.

The remaining reserves for future policy benefits for the Financial Services Businesses, which represented 1% of our total future policy benefit reserves as of December 31, 2013, primarily represents reserves for the group life and disability benefits in our Group Insurance segment.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2013, represented 25% of our total future policy benefit reserves are determined using the net level premium method. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policies.

Sensitivity for Future Policy Benefit Reserves, other than Unpaid Claims and Claim Adjustment Expenses

We expect the future benefit reserves in our Individual Annuities segment that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value to be the ones most likely to drive variability in earnings from period to period.

For the GMDB and GMIB features of our variable annuities in our Individual Annuities segment, the reserves for these contracts are significantly influenced by the future rate of return assumptions. The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency or mortality included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2013
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$130
Increase in future rate of return by 100 basis points	$(113)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to lapse rate and utilization rate assumptions drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2013, 2012 and 2011, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For the optional living benefit features of certain variable annuities in our Individual Annuities segment that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. For actuarial assumptions, historical experience on which to base predictions about future sources of volatility is limited due to the fact this block of business is relatively new. In the third quarter of 2013, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2013, 2012 and 2011, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $3.0 billion as of December 31, 2013 is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. For short duration contracts, we do not establish loss liabilities until a loss has occurred. Our liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are mortality and claim termination factors, an assumed interest rate and Social Security offsets. Long-term disability claims and claim termination experience may be affected by the economic environment and internal factors such as our claims management process.

Unearned revenue reserves

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $1.8 billion as of December 31, 2013. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2013 was $1.6 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2013
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$30
Increase in future mortality by 1%	$(30)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to mortality assumptions drove the most significant changes to our URR reserve. For a discussion of the drivers of URR adjustments related to our Individual Life segment for the years ended December 31, 2013, 2012 and 2011, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

Pension and Other Postretirement Benefits

We sponsor pension and other postretirement benefit plans covering employees who meet specific eligibility requirements. Our net periodic costs for these plans consider an assumed discount (interest) rate, an expected rate of return on plan assets and expected increases in compensation levels and trends in health care costs. Of these assumptions, our expected rate of return assumptions and our discount rate assumptions have historically had the most significant effect on our net period costs associated with these plans.

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2013 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2012, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2013
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(120)	$(12)
Decrease in expected rate of return by 100 basis points	$120	$12

Foreign pension plans represent 5% of plan assets at the beginning of 2013. An increase in expected rate of return by 100 basis points would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 basis points would result in an increase in net periodic pension costs of $6 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2012 methodology we employed to determine our discount rate for 2013. Our assumed discount rate for 2013 was 4.05% for our domestic pension plans and 3.85% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2012, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2013
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(30)	$(3)
Decrease in discount rate by 100 basis points	$136	$0

Foreign pension plans represent 16% of plan obligations at the beginning of 2013. An increase in discount rate by 100 basis points would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in discount rate by 100 basis points would result in an increase in net periodic pension costs of $7 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2013, see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2014, we will increase the discount rate to 4.95% from 4.05% in 2013. The expected rate of return on plan assets will remain unchanged at 6.25%, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2013, the sensitivity of our domestic and international pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2013
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
	(in millions)
Increase in discount rate by 100 basis points	$(1,173)	$(180)
Decrease in discount rate by 100 basis points	$1,364	$198

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

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2013 of $17 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2011, 2012 and 2013 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2013 requiring the application of critical accounting estimates. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the authoritative guidance adopted in 2012 addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, as well as our retrospective adoption in 2012 of a change in method of applying an accounting principle for the Company’s pension plans.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable and fixed annuities that provide our customers with tax–deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products and the change in reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differs depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our optional guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design elements. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Living Benefits Hedging Program Results.”

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income generally drives other items such as our pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, the impact of market changes which can be either positive or negative, and outflows related to surrenders, withdrawals, benefit payments and policy charges. The annuity industry competitive landscape, which has been dynamic over the last few years, may impact our net flows and new business sales. The following table sets forth account value information for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$135,342	$113,535	$106,185
Sales	11,513	20,032	20,293
Surrenders and withdrawals	(7,727)	(6,806)	(7,232)

Net sales	3,786	13,226	13,061
Benefit payments	(1,617)	(1,450)	(1,368)

Net flows	2,169	11,776	11,693
Change in market value, interest credited and other activity	19,826	12,710	(2,104)
Policy charges	(3,197)	(2,679)	(2,239)

Ending total account value	$154,140	$135,342	$113,535

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $150.4 billion, $131.6 billion and $109.7 billion as of December 31, 2013, 2012 and 2011, respectively. Fixed annuity account values were $3.7 billion, $3.7 billion and $3.8 billion as of December 31, 2013, 2012 and 2011, respectively.

2013 to 2012 Annual Comparison.    As shown above, our account values are significantly impacted by net sales and the impact of market performance on customer accounts. The increase in account values during 2013 was largely driven by favorable changes in the market value of contractholder funds, primarily driven by equity market appreciation. Positive net sales also contributed to account value growth, but to a lesser extent, as results for 2013 compared to 2012 reflected a decline in sales coupled with an increase in surrenders and withdrawals. The decline in sales primarily reflects the impacts of actions we have taken to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. For our variable annuity products with optional living benefit features that provide for guaranteed lifetime withdrawal payments based on a “highest daily” contract value, we have implemented modifications for new sales to scale back benefits, change prices and reduce commissions, as well as closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. These declines have been partially offset by sales of our Prudential Defined Income Variable Annuity, or PDI, which represented 7% of total sales for 2013. PDI was launched in the first quarter of 2013 to complement the products we offer with the highest daily benefit. In addition to these impacts, policy charges increased for 2013 compared to 2012, primarily reflecting higher average account values.

2012 to 2011 Annual Comparison.    The increase in account values during 2012 was driven by both positive net sales and favorable changes in the market value of contractholder funds. Although net sales were relatively flat for 2012 compared to 2011, as declines in sales were offset by declines in surrenders and withdrawals, positive net sales still contributed significantly to overall account value growth. We began our actions to adapt our products to the current environment, as discussed above, during 2012; however, many of our competitors also implemented similar changes and took actions to exit, or limit their presence in, the variable annuity marketplace. As a result, our net sales were not significantly impacted during 2012. The favorable changes in the market value of contractholder funds were primarily driven by equity market appreciation. In addition to these impacts, policy charges increased for 2012 compared to 2011, primarily reflecting higher average account values.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues	$4,465	$3,983	$3,638
Benefits and expenses	2,380	2,944	2,976

Adjusted operating income	2,085	1,039	662
Realized investment gains (losses), net, and related adjustments	(5,918)	(1,882)	3,136
Related charges	1,716	942	(1,686)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(2,117)	$99	$2,112

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income increased $1,046 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $431 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions and reserve provisions. Also contributing to the increase were reduced costs to support business initiatives and the absence of a charge related to an impairment of capitalized software costs in the fourth quarter of 2012.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in net benefits of $696 million and $81 million in 2013 and 2012, respectively. The $696 million net benefit in 2013 included a $301 million net benefit resulting from our annual reviews and updates of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit primarily reflected the impact of positive market performance on customer accounts relative to our assumptions. The $81 million net benefit in 2012 reflected the impact of positive market performance on customer accounts relative to our assumptions, which more than offset a $106 million net charge resulting from the annual reviews and updates of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements.

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

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and other costs. These adjustments reflect the impacts of market performance, current period experience and the annual reviews and updates of assumptions performed in the third quarter. These changes resulted in an $81 million net benefit in 2012, as discussed above, and a $222 million net charge in 2011 primarily driven by the impact of negative market performance on customer accounts relative to our assumptions.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $482 million, primarily driven by a $553 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $77 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts, driven by an automatic rebalancing element, also referred to as an asset transfer feature, in some of our products’ optional living benefit features.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $564 million. Absent the $615 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $51 million. General and administrative expenses, net of capitalization, increased $84 million, driven by higher asset-based commissions and asset management costs due to account value growth, partially offset by reduced costs to support business initiatives. Insurance and annuity benefits increased $28 million, driven by higher revenues used in determining reserve provisions, related to the increase in fee income discussed above. These increases were partially offset by a $52 million decline in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

2012 to 2011 Annual Comparison.    Revenues increased $345 million, primarily driven by a $384 million increase in policy charges and fee income, and asset management fees and other income, due to growth in average variable annuity account values.

Benefits and expenses decreased $32 million. Absent the $303 million net decrease related to the impacts of certain changes in our estimated profitability of the business, discussed above, benefits and expenses increased $271 million. General and administrative expenses, net of capitalization, increased $211 million, driven by higher asset-based trail commissions, reflecting account value growth, as well as higher costs to support business initiatives. The amortization of DAC increased $92 million driven by higher gross profits primarily related to the increase in fee income discussed above, as well as higher amortization rates.

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

Our automatic rebalancing element occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of subsequent contractholder deposits. In addition, certain fees are based on the greater of a benefit guarantee amount or the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

For our optional living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments based on a “highest daily” contract value. As noted under “—Account Values” above, late in the first quarter of 2013, we launched our PDI variable annuity, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate account.

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

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing element because the contractholder also selected a living benefit feature which includes an automatic rebalancing element. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these lives.

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	December 31, 2013		December 31, 2012		December 31, 2011
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$105,630	71%	$89,167	68%	$66,853	61%
Hedging program only	12,229	8%	11,744	9%	11,615	11%
Automatic rebalancing only	2,280	2%	2,787	2%	3,488	3%
Neither risk mitigant	4,459	3%	3,556	3%	3,685	3%

Total optional living benefit/GMDB features	$124,598		$107,254		$85,641

GMDB features only(3):
Neither risk mitigant	25,869	16%	24,354	18%	24,102	22%

Total variable annuity account value	$150,467		$131,608		$109,743

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in the percentage of total account values that include both risk mitigants as of December 31, 2013 compared to the prior years primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, which include an automatic rebalancing element and are also included in our living benefits hedging program.

Variable Annuity Living Benefits Hedging Program Results

Under U.S. GAAP, the liability for certain optional living benefit features is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in valuing these features. The fair value is calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the applicable living benefit features using option pricing techniques. See Note 20 to the Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedge program to manage the risk associated with certain of these guarantees. Our hedge program utilizes an internally-defined hedge target. We review our hedge target and hedge program on an ongoing basis, and may periodically adjust them based on our evaluation of the risks associated with the guarantees and other factors. Based on our review in the third quarter of 2013, we adjusted our hedge target so that, as currently defined, it includes the following modifications to the assumptions used in the U.S. GAAP valuation:

•	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•	The assumptions used in the projection of customer account values and living benefit costs are adjusted to reflect our assumed return and volatility expectations for the underlying investments.

•	Actuarial assumptions are adjusted to remove risk margins and reflect our best estimates.

Due to these modifications, we expect differences each period between the change in the value of the embedded derivative as defined by U.S. GAAP and the change in the value of the hedge positions used to replicate the hedge target, thus potentially increasing volatility in U.S. GAAP earnings. Application of the valuation methodologies described above could result in either a liability or contra-liability balance for the fair value of the embedded derivative under U.S. GAAP and/or the value of the hedge target, given changing capital market conditions and various actuarial assumptions. The following table provides a reconciliation between the fair value of the embedded derivative as defined by U.S. GAAP and the value of our hedge target as of the periods indicated.

	As of December 31,
	2013	2012
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$0.5	$3.3
Less: NPR Adjustment	(2.2)	(4.8)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	2.7	8.1
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	3.9	2.3

Hedge target liability/(contra-liability)	$(1.2)	$5.8

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

	As of December 31, 2013				As of December 31, 2012
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.2	$0.0	$0.0	$0.0	$6.5	$(0.2)	$0.0	$0.0
Swaps	11.1	(0.5)	72.2	(2.8)	5.5	(0.1)	54.1	3.0
Options	7.1	0.4	23.6	0.1	10.7	0.5	25.3	0.7

Total	$18.4	$(0.1)	$95.8	$(2.7)	$22.7	$0.2	$79.4	$3.7

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

	Year ended December 31,
	2013	2012(1)	2011(1)
		(2)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$(9,465)	$(2,737)	$3,873
Change in value of hedge target(3)	9,234	3,480	(5,170)

Net hedging impact(3)(4)	(231)	743	(1,297)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(231)	$743	$(1,297)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)(5)	902	(817)	(304)
Change in the NPR adjustment(3)	(4,333)	(1,810)	4,677

Subtotal	(3,662)	(1,884)	3,076

Related benefit/(charge) to amortization of DAC and other costs(3)	1,161	968	(1,623)

Net impact of assumption updates and other refinements(6)	(1,533)	(46)	(29)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(4)	$(4,034)	$(962)	$1,424

(1)	Prior periods have been reclassified to conform to current period presentation.
(2)	Positive amount represents income; negative amount represents a loss.
(3)	Excludes the impacts of assumption updates and other refinements.
(4)	Excludes $1,603 million, $101 million and $(1,662) million in 2013, 2012 and 2011, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(5)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(6)	Represents the total U.S. GAAP impact of assumption updates and other refinements on our hedge target, net of related changes in the NPR adjustment, related changes in amounts attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, and related amortization of DAC and other costs.

The net hedging charge of $231 million for 2013 was primarily driven by fund underperformance relative to indices and realized volatility, partially offset by favorable liability basis. The net charge from the change in the NPR adjustment of $4,333 million for 2013 was driven by net decreases in the base embedded derivative liability before NPR, primarily reflecting the impact of favorable capital markets conditions, as well as tightening of our NPR credit spreads. Each of these items resulted in partial offsets included in the related benefit to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $1,533 million for 2013 was primarily driven by modifications to our lapse rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. These updates increased expected claims significantly more than expected fees, which increased our net liability.

The net hedging benefit of $743 million for 2012 was primarily driven by fund outperformance relative to indices. The net charge from the change in the NPR adjustment of $1,810 million for 2012 was driven by the tightening of our NPR credit spreads. Each of these items resulted in partial offsets included in the related benefit to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $46 million for 2012 was primarily driven by modifications to our lapse, mortality and utilization rate assumptions to reflect our review of emerging experience, future expectations and other data.

The net hedging charge of $1,297 million for 2011 was primarily driven by unfavorable liability basis and realized volatility. The net benefit from the change in the NPR adjustment of $4,677 million for 2011 was driven by increases in the base embedded derivative liability before NPR primarily due to significant declines in risk-free interest rates and the impact of account value performance, as well as the widening of our NPR credit spreads. Each of these items resulted in partial offsets included in the related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $29 million for 2011 was primarily driven by modifications to our lapse and utilization rate assumptions to reflect our review of emerging experience, future expectations and other data.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues	$6,028	$36,595	$4,871
Benefits and expenses	4,989	35,957	4,277

Adjusted operating income	1,039	638	594
Realized investment gains (losses), net, and related adjustments	(1,489)	(171)	269
Related charges	1	(1)	(9)
Investment gains on trading account assets supporting insurance liabilities, net	(718)	406	383
Change in experience-rated contractholder liabilities due to asset value changes	695	(336)	(283)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(472)	$536	$954

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income increased $401 million. Excluding the impact of changes in the estimated profitability of the business and certain other items discussed below, adjusted operating income increased $433 million primarily driven by higher net investment spread results, a more favorable reserve impact from case experience and higher asset-based fee income. The increase in net investment spread results reflects higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012 and higher income from non-coupon investments. The more favorable reserve impact from case experience reflects the impact of favorable mortality related to the pension risk transfer contracts. Higher asset-based fee income was driven by net additions of investment-only stable value account values and increases in full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, driven primarily by higher compensation costs.

The impact of changes in our estimated profitability of the business includes adjustments to the amortization of DAC, VOBA and reserves for our products. These changes resulted in net charges of $1 million and $18 million for the years ended 2013 and 2012, respectively, primarily related to our annual reviews and updates of assumptions. The net charge for the year ended 2013 was driven by less favorable mortality assumptions, partially offset by improved net cash flow and net spread assumptions, while the net charge for the year ended 2012 was primarily driven by a reduction to the long-term interest and equity rate of return assumptions.

Additionally, results for the year ended 2012 include $78 million related to a legal settlement, in which we recovered losses previously incurred related to reimbursements of client losses on certain investment funds managed by an unaffiliated asset manager, partially offset by a $29 million charge for the write off of an intangible asset on a business we acquired in 2008.

2012 to 2011 Annual Comparison.    Adjusted operating income increased $44 million. Excluding the impact of changes in the estimated profitability of the business and certain other items discussed below, adjusted operating income decreased $11 million, as higher asset-based fee income and net investment spread results were more than offset by higher general and administrative expenses, net of capitalization, and an unfavorable comparative reserve impact from case experience. The increase in asset-based fee income primarily reflects higher investment-only stable value account values driven by net additions, partially offset by lower full service fee income primarily due to outflows of contracts earning higher than average margins. The increase in net investment spread results primarily reflects higher institutional investment products account values, driven by significant pension risk transfer transactions in the fourth quarter of 2012. Also contributing to net investment spread results were increases from the impacts of crediting rate reductions, higher full service general account stable value account values and higher income from non-coupon investments, partially offset by decreases from the impacts of lower reinvestment rates and lower account values from a divestiture of bank deposits in 2012. Higher general and administrative expenses, net of capitalization, primarily reflect increased costs to support strategic initiatives and business expansion, partially offset by lower costs related to legal matters. The unfavorable comparative reserve impact from case experience was primarily driven by unfavorable mortality experience in 2012.

The impact of changes in our estimated profitability of the business includes adjustments to the amortization of DAC, VOBA and reserves for our products. The changes resulted in net charges of $18 million and $24 million for the years ended 2012 and 2011, respectively, primarily related to our annual reviews and updates of assumptions. The net charge for the year ended 2012 was driven by a reduction to long-term interest and equity rate of return assumptions, while the net charge in 2011 was primarily driven by changes to expense and net cash flow assumptions. Additionally, results in 2012 include $78 million related to a legal settlement, partially offset by a $29 million charge to write off an intangible asset, as discussed above.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $30,567 million. Premiums decreased $31,502 million primarily driven by premiums recorded upon the closing of the significant pension risk transfer transactions in the fourth quarter of 2012. Net investment income increased $864 million reflecting higher income on institutional investment products account values, driven by the significant pension risk transfer transactions discussed above and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Policy charges and fee income, and asset management fees and other income increased $71 million, primarily from higher asset-based fees that were driven by net additions in investment-only stable value account values and full service account values primarily driven by equity market appreciation.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $30,968 million. Policyholders’ benefits, including the change in policy reserves, decreased $30,870 million primarily driven by reserves recorded upon the closing of the significant pension risk transfer transactions in the fourth quarter of 2012. Absent this decrease and the $32 million increase from the changes in our estimated profitability of the business and certain other items, as discussed above, benefits and expenses decreased $130 million. Interest credited to policyholders’ account balances decreased $166 million reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values. The amortization of DAC decreased $23 million, reflecting amortization recorded upon the closing of the significant pension risk transfer transactions in the fourth quarter of 2012. Partially offsetting these decreases was a $53 million increase in general and administrative expenses, net of capitalization driven primarily by higher compensation costs.

2012 to 2011 Annual Comparison.    Revenues increased $31,724 million. Premiums increased $31,622 million, primarily driven by the significant pension risk transfer transactions discussed above. The increase in premiums resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, discussed below. Policy charges and fee income, and asset management fees and other income increased $77 million, primarily from higher asset-based fees on investment-only stable value account values and higher income from non-coupon investments accounted for under the fair value option, partially offset by lower asset-based fees on full service fee-based account values. Net investment income increased $25 million primarily reflecting the impacts of higher institutional investment products account values, driven by the significant pension risk transfer transactions, higher full service general account stable value account values, and a favorable impact from changes in the market values of equity-method non-coupon investments, partially offset by the impacts of lower portfolio yields and lower account values from a divestiture of bank deposits in 2012.

Benefits and expenses increased $31,680 million. Policyholders’ benefits, including the change in policy reserves, increased $31,723 million, driven by the significant pension risk transfer transactions associated with the increase in premiums discussed above. Absent this increase and the $55 million net decrease from the changes in our estimated profitability of the business and certain other items, as discussed above, benefits and expenses increased $12 million. General and administrative expenses, net of capitalization, increased $21 million, primarily reflecting increased costs to support strategic initiatives and business expansion, partially offset by lower costs related to legal matters. The amortization of DAC increased $6 million, reflecting an increase from the amortization of acquisition costs related to the significant pension risk transfer transactions, partially offset by a decrease related to a refinement associated with certain structured settlements recorded in 2011. Interest credited to policyholders’ account balances decreased $20 million primarily driven by the impacts of crediting rate reductions and the divestiture of bank deposits in 2012, partially offset by the impact of higher full service general account stable value account values and an increase related to a refinement associated with certain structured settlements recorded in 2011.

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

	Year ended December 31,
	2013	2012	2011
	(in millions)
Full Service(1):
Beginning total account value	$148,405	$139,430	$141,313
Deposits and sales	20,677	16,390	16,821
Withdrawals and benefits	(18,711)	(19,223)	(19,160)
Change in market value, interest credited, interest income and other activity(2)	23,131	11,808	456

Ending total account value	$173,502	$148,405	$139,430

Net additions (withdrawals)	$1,966	$(2,833)	$(2,339)

Institutional Investment Products(3):
Beginning total account value	$141,435	$90,089	$64,183
Additions(4)	17,294	55,005	27,773
Withdrawals and benefits(5)	(9,951)	(8,495)	(6,150)
Change in market value, interest credited and interest income	1,066	4,787	4,581
Other(6)	(442)	49	(298)

Ending total account value(7)(8)	$149,402	$141,435	$90,089

Net additions(9)	$7,343	$46,510	$21,623

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $7.7 billion, $6.6 billion and $6.3 billion as of December 31, 2013, 2012 and 2011, respectively.
(2)	Change in market value, interest credited and interest income and other activity includes $(1.4) billion for 2012 representing the divestiture of bank deposits held by Prudential Bank & Trust, as a result of our decision to limit its operations to trust services. Other activity also includes $469 million in 2011 representing the addition of Prudential’s non-qualified pension plan transferred from a third-party administrator.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.4 billion, $6.1 billion and $5.8 billion as of December 31, 2013, 2012 and 2011, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion, $1.9 billion and $1.5 billion as of December 31, 2013, 2012 and 2011, respectively, related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY), and $0.5 billion as of December 31, 2011 related to affiliated funding agreements issued to Prudential Financial. For additional information, see Note 10 and Note 14 to the Consolidated Financial Statements.
(4)	Additions include $1,008 million in 2012 representing transfers of externally-managed client balances to accounts we manage. These additions are offset within Other.
(5)	Withdrawals and benefits include $(23) million, $(902) million and $(78) million for 2013, 2012 and 2011, respectively, representing transfers of client balances from accounts we manage to externally-managed accounts. These withdrawals are offset within Other.
(6)	Other includes $23 million, $(106) million and $78 million for 2013, 2012 and 2011, respectively, representing net transfers of externally-managed client balances from/(to) accounts we manage. These transfers are offset within Additions or Withdrawals and benefits.
(7)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $72.5 billion, $60.8 billion and $41.3 billion as of December 31, 2013, 2012 and 2011, respectively.
(8)	Ending total account value for the institutional investment products business includes $31.7 billion and $33.7 billion as of December 31, 2013 and 2012, respectively, related to significant pension risk transfer transactions that closed in the fourth quarter of 2012. These account values will decline over time resulting from benefit payments to contract holders.
(9)	Net additions for the institutional investment products business include investment-only stable value net additions of $12.2 billion, $17.5 billion and $22.3 billion for 2013, 2012 and 2011, respectively, and $33.6 billion for 2012 related to significant pension risk transfer transactions that closed in the fourth quarter of 2012.

2013 to 2012 Annual Comparison.    The increase in full service account values primarily reflects the impact of equity market appreciation in 2013 on customer account values. The increase in net additions (withdrawals) was primarily driven by a higher volume of large plan sales and a lower volume of large plan lapses.

The increase in institutional investment products account values is primarily driven by net additions of our fee-based investment-only stable value product partially offset by decreases in account values due to scheduled withdrawals and benefit payments. The decrease in net additions was driven by the significant pension risk transfer transactions, discussed above, as well as lower sales of our investment-only stable value product primarily driven by existing intermediary relationships reaching saturation levels and increased competition in the marketplace.

2012 to 2011 Annual Comparison.    The increase in full service account values primarily reflects equity market appreciation in 2012, partially offset by net withdrawals and a divestiture of bank deposits. The increase in net withdrawals was primarily due to an increase in the value of participant withdrawals, driven by the impact of equity market appreciation on account values.

The increase in institutional investment products account values primarily reflects net additions and increases in the market value of customer funds driven by declines in fixed income yields. The increase in net additions was driven by the significant pension risk transfer transactions discussed above, partially offset by a decrease in sales of our investment-only stable value product, resulting from some of our existing intermediary relationships nearing saturation levels.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues	$2,678	$2,376	$2,531
Expenses	1,955	1,792	1,643

Adjusted operating income	723	584	888
Realized investment gains (losses), net, and related adjustments	(6)	(47)	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	90	40	27

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$807	$577	$914

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income increased $139 million. The increase reflects higher asset management fees, net of expenses, driven by higher average asset values due to positive market appreciation and net flows throughout the current year. Also contributing to the increase were improved strategic investing results driven by the absence of $69 million of losses incurred in the prior year associated with two real estate investments, partially offset by a lower contribution from the segment’s commercial mortgage activities.

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $304 million. The decrease reflects a $131 million lower contribution from the segment’s strategic investing activities in 2012 largely due to $69 million of declines in value of two real estate investments, one of which was sold in 2012, while strategic investing activities in 2011 included a $64 million gain on a partial sale of a real estate seed investment. The decrease in adjusted operating income also reflects the absence of a $96 million gain on sale in 2011 of our investment in an operating joint venture, Afore XXI, a pension fund manager in Mexico. Additionally, results for 2012 reflect an increase in operating expenses reflecting business growth, increased expenses related to new fund launches and increased compensation costs. These decreases were partially offset by an increase in asset management fees, before associated expenses, primarily from institutional and retail customer assets as a result of higher asset values due to positive net asset flows and market appreciation in 2012.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$838	$775	$729
Retail customers(1)	631	509	452
General account	412	383	360

Total asset management fees	1,881	1,667	1,541

Incentive fees(2)	62	48	105
Transaction fees	25	40	35
Strategic investing	52	(12)	118
Commercial mortgage(3)	115	164	136

Other related revenues(4)	254	240	394

Service, distribution and other revenues(5)	543	469	596

Total revenues	$2,678	$2,376	$2,531

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	A portion of incentive fee revenue is offset in expense in accordance with the terms of the contractual agreements.
(3)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(4)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(5)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $75 million in 2013, $66 million in 2012 and $74 million in 2011.

2013 to 2012 Annual Comparison.    Revenues increased $302 million. Asset management fees increased $214 million, driven by higher average asset values due to positive net flows and market appreciation throughout the current year. Service, distribution and other revenues increased $74 million, driven by higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds, as well as higher servicing fee income from our commercial mortgage business. Strategic investing revenues increased $64 million, as the prior year period included $69 million of losses associated with two real estate investments. Performance-based incentive fee revenues increased $14 million, driven by out performance within public equity accounts in 2013. These increases were partially offset by lower commercial mortgage revenues of $49 million, driven by lower production and profitability levels, the runoff of the interim loan portfolio, and lower investment gains due to the disposition of real estate owned assets in 2012. Transaction fees decreased $15 million, driven by declining acquisition and disposition volumes in certain real estate portfolios.

Expenses, as shown in the table above under “—Operating Results,” increased $163 million, primarily driven by higher compensation costs and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

2012 to 2011 Annual Comparison.    Revenues decreased $155 million. Strategic investing revenues decreased $130 million reflecting $69 million of declines in value of two real estate investments, one of which was sold in 2012, while strategic investing activities in 2011 include a $64 million gain on a partial sale of a real estate seed investment. Service, distribution and other revenues decreased $127 million primarily due to the absence of the $96 million gain on the sale of our investment in Afore XXI in 2011. Performance-based incentive fees decreased $57 million primarily reflecting lower net asset values from institutional real estate funds resulting from market value declines. Partially offsetting the decreases in revenue above was an increase in asset management fees of $126 million primarily from the management of institutional and retail customer assets as a result of higher asset values. In addition, commercial mortgage revenues increased $28 million primarily reflecting higher origination volume.

Expenses, as shown in the table above under “—Operating Results,” increased $149 million primarily driven by business growth, increased expenses related to new fund launches and increased compensation costs.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2013	2012	2011
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$63.4	$51.7	$46.3
Fixed income	243.8	230.8	197.8
Real estate	34.5	31.2	27.7

Institutional customers(1)(2)	341.7	313.7	271.8

Retail customers:
Equity	117.0	86.6	71.7
Fixed income	51.5	50.3	46.2
Real estate	2.2	1.8	1.4

Retail customers(3)	170.7	138.7	119.3

General account:
Equity	8.9	9.4	8.7
Fixed income	347.2	363.7	316.7
Real estate	1.4	1.5	1.3

General account	357.5	374.6	326.7

Total assets under management	$869.9	$827.0	$717.8

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	As of December 31, 2013, 2012 and 2011, includes $38.3 billion, $37.2 billion and $29.7 billion, respectively, of assets under management related to investment-only stable value products.
(3)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	December 31,
	2013	2012	2011
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$313.7	$271.8	$237.8
Net additions (withdrawals), excluding money market activity:
Third party(1)	19.4	17.2	16.9
Affiliated	(0.4)	(1.5)	(2.8)

Total	19.0	15.7	14.1
Market appreciation	10.3	26.2	19.7
Other increases (decreases)(2)	(1.3)	0.0	0.2

Ending Assets Under Management	$341.7	$313.7	$271.8

Retail Customers:
Beginning Assets Under Management	$138.7	$119.3	$110.6
Net additions (withdrawals), excluding money market activity:
Third party	4.4	12.8	5.7
Affiliated	1.6	(6.2)	14.1

Total	6.0	6.6	19.8
Market appreciation	26.7	13.4	1.1
Other increases (decreases)(2)	(0.7)	(0.6)	(12.2)

Ending Assets Under Management	$170.7	$138.7	$119.3

General Account:
Beginning Assets Under Management	$374.6	$326.7	$257.4
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0
Affiliated(3)	7.4	37.6	42.9

Total	7.4	37.6	42.9
Market appreciation	(2.8)	15.3	22.0
Other increases (decreases)(2)	(21.7)	(5.0)	4.4

Ending Assets Under Management	$357.5	$374.6	$326.7

(1)	Includes net additions into fixed income accounts related to investment-only stable value products of $1.6 billion, $6.4 billion and $10.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $(21.0) billion, losses of $(7.9) billion and gains of $2.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Includes $7.9 billion from the acquisition of the Hartford Life Business for the year ended December 31, 2013, $31.0 billion from two significant pension risk transfer transactions in the Retirement segment for the year ended December 31, 2012, and $40.4 billion from the acquisition of the Star and Edison Businesses for the year ended December 31, 2011.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2013	2012
	(in millions)
Co-Investments:
Real estate	$342	$437
Fixed income	108	54
Seed Investments:
Real estate	30	32
Public equity	224	230
Fixed income	158	223
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	25
Real estate secured by fund assets	0	0

Total	$862	$1,001

The $139 million decrease in strategic investments was primarily driven by returns of capital on real estate co-investments and fixed income seed investments. In addition to the strategic investments above, the Asset Management segment’s commercial mortgage operations maintains an interim loan portfolio. For additional details, see “—General Account Investments—Invested Assets of Other Entities and Operations—Commercial Mortgage and Other Loans,” below.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues	$4,620	$3,367	$2,900
Benefits and expenses	4,037	2,983	2,418

Adjusted operating income	583	384	482
Realized investment gains (losses), net, and related adjustments	(724)	(38)	(21)
Related charges	286	0	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$145	$346	$461

On January 2, 2013, we acquired the Hartford Life Business through a reinsurance transaction. We expect total pre-tax integration costs of approximately $120 million to be incurred through 2016, of which $51 million was incurred during 2013 and approximately $60 million is expected to be incurred during 2014. After integration is complete, we expect annual cost savings of approximately $90 million to be achieved by 2015 and, as of December 31, 2013, we have achieved approximately 65% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income increased $199 million, including a $54 million favorable comparative change from the impact of certain changes in our estimated profitability of the business. These changes were based on our annual reviews and updates of assumptions, which resulted in a $27 million net benefit in 2013 driven by a favorable mortality assumption update compared to a $27 million net charge in the 2012 primarily related to reductions to the long-term interest rate and equity return assumptions. In addition, 2013 also includes $51 million of integration costs associated with the Hartford Life acquisition compared to $20 million of transaction and other costs in 2012.

Absent the effect of the items discussed above, adjusted operating income increased $176 million driven by approximately $157 million of earnings from the acquired in force business and a favorable $77 million mortality variance. Mortality experience, net of reinsurance, was favorable relative to expected levels in the current year, compared to unfavorable in the prior year. These favorable items were partially offset by higher distribution costs reflecting expanded third party distribution and increased sales, higher compensation expenses, and lower net investment spread results driven by lower reinvestment rates, partially mitigated by higher income from non-coupon investments.

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $98 million including a $54 million unfavorable comparative change from the impact of certain changes in the estimated profitability of the business. These changes were based on our annual reviews and updates of assumptions, which resulted in a net charge of $27 million in 2012 driven by a reduction to long-term interest rate and equity return assumptions and a net benefit of $27 million in 2011, driven by more favorable lapse and mortality experience. In addition, 2012 includes $20 million of transaction and other costs associated with the Hartford Life acquisition.

Absent the effect of the items discussed above, adjusted operating income decreased $24 million driven by a $13 million decrease in earnings reflecting the impact of mortality experience, net of reinsurance, which was more unfavorable in 2012, in comparison to 2011. Also contributing to the decrease in adjusted operating income was a decline in earnings from our variable products primarily due to the continued expected run-off of variable policies in force and lower net investment results from declines in portfolio reinvestment rates. These unfavorable items were partially offset by greater contributions from our universal life insurance products reflecting business growth.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $1,253 million. Excluding the impact from our annual reviews and updates of assumptions discussed above, revenues increased $1,519 million. Policy charges and fees and asset management fees and other income increased $1,061 million primarily driven by business growth, particularly from our universal life block of business, including the impact from the Hartford Life acquisition, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $373 million reflecting business growth, including the impact of higher asset balances from the Hartford Life acquisition, and more favorable results from non-coupon investments, partially offset by the impact of lower reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,054 million. Excluding the impact of our annual reviews and updates of assumptions, benefits and expenses increased $1,374 million. Policyholders’ benefits, including interest credited to account balances, increased $930 million primarily due to growth of our universal life block of business, including the impact of insurance liabilities from the Hartford Life acquisition, partly offset by more favorable mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $348 million in the current year, primarily driven by Hartford Life Business operating expenses and integration costs, as well as higher distribution costs and compensation expenses.

2012 to 2011 Annual Comparison.    Revenues increased $467 million. Excluding the impact from our annual reviews and updates of assumptions discussed above, revenues increased $221 million. Policy charges and fees and asset management fees and other income increased $157 million, primarily driven by business growth, particularly from our universal life block of business, partially offset by the ongoing impact of run-off of variable life insurance in force, as well as a $73 million increase in income on an affiliated note received as part of a financing transaction for certain regulatory capital requirements which was offset by higher interest expense, as mentioned below. Net investment income increased $55 million reflecting business growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses increased $565 million. Excluding the impact of our annual reviews and updates of assumptions, benefits and expenses increased $265 million. Interest expense increased $102 million, reflecting higher costs associated with the financing of regulatory capital requirements, and includes $73 million related to a financing transaction with an offset in revenue, as mentioned above. Policyholders’ benefits, including interest credited to account balances, increased $80 million driven by growth in our term and universal life blocks of business. General and administrative expenses, net of capitalization, increased $52 million, reflecting the impact of higher sales and transaction and other costs associated with the Hartford Life acquisition.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	2013			2012			2011
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$16	$22	$38	$13	$8	$21	$13	$12	$25
Universal Life(1)	40	457	497	38	180	218	28	67	95
Term Life	39	157	196	39	134	173	43	115	158

Total	$95	$636	$731	$90	$322	$412	$84	$194	$278

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 33%, 32% and 22% of Universal Life annualized new business premiums for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 to 2012 Annual Comparison.    Annualized new business premiums increased $319 million, primarily driven by a $279 million increase in sales of universal life insurance products due to expanded distribution as a result of the acquisition of the Hartford Life Business, particularly through institutional channels, as well as changes in the competitive positioning of our products. Most of this universal life sales increase is from products with secondary, or “no lapse”, guarantees. As a result of recent pricing and other actions taken, we do not expect a continuation of 2013 sales levels; however, we have been experiencing an increase in sales of other universal life insurance products positioned as alternatives to those products with no lapse guarantees.

2012 to 2011 Annual Comparison.    Annualized new business premiums increased $134 million, primarily driven by increased sales of universal life insurance products in the third party distribution channel due to changes in the competitive positioning of our products.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues	$5,518	$5,601	$5,606
Benefits and expenses	5,361	5,585	5,443

Adjusted operating income	157	16	163
Realized investment gains (losses), net, and related adjustments	(24)	(8)	11
Related charges	(5)	0	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$128	$8	$172

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income increased $141 million reflecting a greater benefit from the impacts of annual reviews and updates of assumptions and other refinements. Results for 2013 included a $45 million net benefit from these updates, primarily driven by the impact of favorable updates to actuarial assumptions used in calculating certain group life and group disability reserves, compared to a $7 million net benefit from these updates in 2012. Excluding these impacts, adjusted operating income increased $103 million primarily driven by more favorable underwriting results in both our group life and group disability businesses. For our group life business, more favorable underwriting results were driven by lower claim severity for non-experience-rated contracts, partly due to adverse claim severity that occurred in the first quarter of 2012. For our group disability business, more favorable underwriting results were driven by higher claim resolutions and reduced claim incidence for long-term disability contracts. Our general and administrative expenses were essentially flat, as higher compensation costs and other costs to support business initiatives were offset by lower expenses associated with updates to premium tax estimates, as well as the absence of costs related to an increase in legal reserves and other costs in 2012.

2012 to 2011 Annual Comparison.    Adjusted operating income decreased $147 million reflecting higher operating expenses in 2012 primarily from an increase in legal reserves, updates to premium tax estimates, and costs for strategic initiatives. Group life underwriting results were less favorable in 2012, primarily driven by unfavorable claims experience on non-experience-rated contracts resulting from an increase in severity, partially offset by lower claims incidence. The unfavorable underwriting results for group life also reflected the absence of a benefit from cumulative premium adjustments in 2011. Group disability underwriting results were also less favorable in 2012, as new long term disability claims outpaced an increase in claim resolutions. Also, reserve refinements in both group life and group disability businesses, including the impact of annual actuarial assumption updates, contributed a $7 million benefit to adjusted operating income in 2012 compared to a benefit of $22 million in 2011. Partially offsetting these unfavorable items was improved investment income in 2012 primarily from non-coupon investments.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $83 million. Excluding a decrease of $44 million resulting from the impacts of annual reviews and updates of assumptions and other refinements discussed above, revenues decreased $39 million. The decrease reflects $50 million lower premiums and policy charges and fee income driven by net declines in both our group life and group disability businesses. For our group life business, the decline reflects a decrease from lapses of non-experience-rated contracts, partially offset by an increase from experience-rated contracts primarily driven by unfavorable claim experience. For our disability business, the decline was driven by our enhanced pricing discipline.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $224 million. Excluding an $82 million decrease resulting from the impacts of annual reviews and updates of assumptions and other refinements discussed above, benefits and expenses decreased $142 million. Policyholders’ benefits, including the change in reserves, decreased $147 million, driven by declines in both our group life and group disability businesses. The decline in our group life business reflects a decrease from non- experience-rated contracts due to lower claim severity and increased lapses, partially offset by an increase from experience-rated contracts, driven by unfavorable claim experience. The decline in our group disability business reflects higher claim resolutions and reduced claim incidence for long-term contracts. Our general and administrative expenses were essentially flat, as higher compensation costs and other costs to support business initiatives were offset by lower expenses associated with updates to premium tax estimates, as well as the absence of costs related to an increase in legal reserves and other costs in 2012.

2012 to 2011 Annual Comparison.    Revenues decreased $5 million. Premiums and policy charges and fee income decreased $40 million, driven by a decrease in our group life business, partially offset by an increase in our group disability business. The decrease in our group life business primarily reflected lower premiums from experience-rated contracts, largely resulting from a decrease in policyholder benefits. Partially offsetting this decrease were higher premiums from non-experience-rated contracts reflecting growth in the business, partially offset by the benefit from cumulative premium adjustments in 2011. The increase in our group disability business primarily reflected growth of business in force and new sales. Net investment income also increased in 2012 primarily from income on non-coupon investments, partially offset by a decline in reinvestment rates.

Benefits and expenses increased $142 million. Excluding a $15 million increase resulting from the impacts of annual reviews and updates of assumptions discussed above, benefits and expenses increased $127 million. General and administrative expenses increased $82 million, reflecting higher operating expenses primarily from an increase in legal reserves, updates to premium tax estimates and costs of strategic initiatives. Policyholders’ benefits, including the change in reserves, increased $39 million reflecting an increase in our group disability business, partially offset by a decrease in our group life business. The increase in our group disability business was driven by an increase in the incidence and severity of long-term disability claims and growth in the business. The decrease in our group life business was driven by reduction in benefits costs on experience-rated business, partially offset by unfavorable claims experience from an increase in severity resulting in an increase in benefits from growth in our non-experience-rated business.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2013	2012	2011
Benefits ratio(1):
Group life	88.5%	90.9%	89.5%
Group disability	92.8%	98.1%	94.7%
Administrative operating expense ratio(2):
Group life	10.1%	10.0%	8.5%
Group disability	26.6%	25.3%	24.8%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include dental products.
(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income. Group disability ratios include dental products.

2013 to 2012 Annual Comparison.    The group life benefits ratio improved 2.4 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as lower claim severity for non-experience-rated contracts. The group disability benefits ratio improved 5.3 percentage points primarily driven by the favorable impacts of annual reviews and updates of assumptions discussed above, as well as higher claim resolutions and reduced claim incidence for long-term disability contracts. The group life administrative operating expense ratio was essentially unchanged. The group disability administrative operating expense ratio deteriorated 1.3 percentage points reflecting an increase in operating costs associated with our claims management process.

2012 to 2011 Annual Comparison.    The group life benefits ratio deteriorated 1.4 percentage points primarily due to less favorable claims experience in the non-experience-rated business, as well as the unfavorable impact of reserve refinements and the cumulative premium adjustment in 2011, as discussed above. The group disability benefits ratio deteriorated 3.4 percentage points primarily due to an increase in the incidence and severity of long-term disability claims experience. The group life administrative operating expense ratio deteriorated 1.5 percentage points primarily due to an increase in operating costs, legal reserves and the unfavorable comparative impact of updates to premium tax estimates, as discussed above. The group disability administrative operating expense ratio deteriorated 0.5 percentage points due to an increase in operating costs, as discussed above.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Annualized new business premiums(1):
Group life	$240	$304	$486
Group disability	73	135	149

Total	$313	$439	$635

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2013 to 2012 Annual Comparison.    Total annualized new business premiums decreased $126 million primarily driven by enhancements in our pricing discipline for both group life and group disability products, which had an immediate impact on new sales.

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

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. We implement this hedging strategy utilizing a variety of instruments, including foreign currency derivative contracts, as discussed above, as well as U.S. dollar-denominated assets and, to a lesser extent, “dual currency” and “synthetic dual currency” assets held locally in our Japanese insurance subsidiaries. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	December 31,
	2013	2012
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.7	$2.9

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	8.1	7.0
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.2	0.3
Other	0.1	0.1

Subtotal	8.4	7.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.9	0.9

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	10.1	9.1

Total hedges	$12.8	$12.0

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $27.6 billion and $26.8 billion as of December 31, 2013 and 2012, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

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

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of December 31, 2013, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2014, 2015 and 2016, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2011, 2012 and 2013 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 92, 85 and 80 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1190, 1180 and 1160 Korean won per U.S. dollar, respectively. Results for 2014 will reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 82 yen per U.S. dollar and 1150 Korean won per U.S. dollar, respectively.

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

	Year ended December 31,
	2013	2012	2011
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$222	$(92)	$(178)
Corporate and Other operations:
Impact of intercompany arrangement(1)	(222)	92	178
Settlement gains (losses) on forward currency contracts	240	(72)	(137)

Net benefit to Corporate and Other operations	18	20	41

Net impact on consolidated revenues and adjusted operating income	$240	$(72)	$(137)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of December 31, 2013 and 2012, the notional amounts of these forward currency contracts were $3.3 billion and $3.4 billion, respectively, of which $2.7 billion and $2.9 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency. However, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products.

The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Asset management fees and other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Asset management fees and other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the years ended December 31, 2013, 2012 and 2011, “Realized investment gains (losses), net, and related adjustments” includes net losses of $3,962 million, net losses of $1,570 million and net gains of $807 million, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities and certain related non-yen denominated assets.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement through earnings within our international insurance operations as of December 31, 2013 as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency based on balances as of December 31, 2013.

As discussed in Note 1, Gibraltar Life’s current period results of operations represent earnings through November 30, 2013 and Gibraltar Life’s current period assets and liabilities represent balances as of November 30, 2013.

	Balances subject to remeasurement, as of December 31, 2013			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated balances(3)	$3.1	$20.3	$17.2	$(0.9)	$0.9
Australian dollar-denominated balances	0.5	7.6	7.1	(0.4)	0.4
Euro-denominated balances	0.1	0.3	0.2	(0.0)	0.0

Total	$3.7	$28.2	$24.5	$(1.3)	$1.3

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $26.7 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI.
(2)	The GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in AOCI.
(3)	Excludes $6.5 billion of insurance liabilities for U.S. dollar-denominated products associated with Prudential of Japan. These liabilities are coinsured to an affiliated U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, are not subject to the remeasurement mismatch described above.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 82 yen per U.S. dollar and Korean won at a rate of 1150 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Revenues:
Life Planner operations	$8,978	$9,002	$8,202
Gibraltar Life and Other operations	13,562	20,584	11,365

Total revenues	22,540	29,586	19,567

Benefits and expenses:
Life Planner operations	7,461	7,521	6,956
Gibraltar Life and Other operations	11,927	19,361	10,348

Total benefits and expenses	19,388	26,882	17,304

Adjusted operating income:
Life Planner operations	1,517	1,481	1,246
Gibraltar Life and Other operations	1,635	1,223	1,017

Total adjusted operating income	3,152	2,704	2,263

Realized investment gains (losses), net, and related adjustments(1)	(4,065)	(1,989)	596
Related charges	(140)	(60)	(18)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	468	204	(160)
Change in experience-rated contractholder liabilities due to asset value changes	(468)	(204)	160
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(63)	(58)	(244)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,116)	$597	$2,597

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

2013 to 2012 Annual Comparison.    Adjusted operating income from Life Planner operations increased $36 million including a net favorable impact of $51 million from currency fluctuations, inclusive of the currency hedging program discussed above. The current year includes a $78 million charge to strengthen reserves primarily for certain policies on a previously-acquired business based on an internal review. Both periods benefited from a reduction in the amortization of deferred policy acquisition costs and lower reserves from our annual reviews and updates of assumptions used in estimating the profitability of our business, and other refinements. This resulted in a $19 million benefit in the current year, primarily driven by lower lapse assumptions for variable and interest sensitive life insurance products, compared to a $20 million benefit in the prior year.

Excluding the effect of the items discussed above, adjusted operating income of our Life Planner operations increased $64 million. This increase primarily reflects growth of business in force driven by sales results and continued strong persistency, partly offset by lower contributions from net investment spreads as a result of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $412 million including a net favorable impact of $38 million from currency fluctuations. The current year benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $138 million in 2012 compared to $28 million in 2013. Adjusted operating income for both periods reflects the impact from partial sales of our previous investment held in China Pacific Group, which contributed a $66 million gain in the current year compared to a $60 million gain in the prior year. Partly offsetting these favorable variances is a $108 million charge in the current year from our annual review and update of assumptions used in estimating the profitability of our business, and other refinements. This charge is primarily reflective of an increase in reserves for guaranteed minimum income benefit features on certain annuity products previously sold by the former Star and Edison Businesses, due to higher annuity election rates and lower assumed lapse rates.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $366 million, primarily reflecting business growth, favorable results from non-coupon investments and $229 million of cost savings resulting from Star and Edison integration synergies, compared to $165 million in the prior year. In addition, the current year benefited from favorable mortality experience and accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the appreciation of these currencies relative to the Japanese yen.

2012 to 2011 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $235 million including a net favorable impact of $54 million from currency fluctuations. Results for 2012 benefited from a $20 million reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of the business. In addition, the increase in adjusted operating income reflects the absence of a $12 million charge associated with estimated claims and expenses arising from the 2011 earthquake in Japan and a $6 million benefit in 2012 resulting from a cash distribution received from the Japan Financial Stability Fund. Excluding the impact of these items, adjusted operating income for our Life Planner operations increased $143 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency in our Japanese Life Planner operation, partly offset by the impact of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $206 million including a net favorable impact of $51 million from currency fluctuations and the absence of a $49 million charge associated with claims and expenses arising from the 2011 earthquake in Japan. Additionally, results for 2012 include $138 million of integration costs relating to the acquisition of the Star and Edison Businesses compared to $213 million of integration and transaction costs in 2011. Partly offsetting these favorable variances is a $15 million net charge in 2012 reflecting the impact of certain charges related to our life insurance joint venture in India offset by a cash distribution received from the Japan Financial Stability Fund. Both periods benefited from the impact of partial sales of our previous investment held in China Pacific Group, which contributed a $60 million benefit to 2012 results compared to a $237 million benefit in 2011.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $223 million, primarily reflecting cost savings of $165 million from Star and Edison integration synergies, compared to $21 million of cost savings in 2011, as well as business growth and the impact of including two additional months of earnings from the former Star and Edison Businesses. These favorable items were partly offset by higher benefits and expenses, including costs supporting distribution channel growth, less favorable mortality in comparison to the prior year and the impact of lower reinvestment rates.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $24 million including a net unfavorable impact of $749 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $725 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $584 million driven by growth of business in force in our Japanese Life Planner operation. In addition, net investment income increased $146 million primarily reflecting investment portfolio growth, partly offset by the impact from lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $60 million including a net favorable impact of $800 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $740 million. This increase in expenses primarily reflects a $597 million increase in policyholder benefits, including changes in reserves, driven by business growth as well as reserve strengthening on certain policies based on an internal review. The amortization of DAC increased $59 million primarily reflecting the growth of business in force. In addition, general and administrative expenses, net of capitalization, increased $52 million driven by distribution growth and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $7,022 million, including a net unfavorable impact of $1,779 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life decreased $5,243 million. This decrease reflects a $5,391 million decrease in premiums and policy charges and fee income, with a related decline in policyholder benefits, largely reflecting lower sales of yen-denominated single premium reduced death benefit whole life policies in the bank channel, as discussed further under “—Sales Results” below, partly offset by increased renewal premiums in the Independent Agency and Life Consultant distribution channels. Net investment income increased $270 million primarily reflecting portfolio growth and favorable results from non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $7,434 million including a net favorable impact of $1,817 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $5,617 million. Policyholder benefits, including changes in reserves, decreased $5,332 million, with a related decline in premiums and policy charges and fee income, driven by lower sales of yen-denominated single premium reduced death benefit whole life policies. In addition, general and administrative expenses, net of capitalization, decreased $289 million primarily driven by lower integration costs and higher integration synergies relating to the acquisition of the Star and Edison Businesses.

2012 to 2011 Annual Comparison.    Revenues from our Life Planner operations increased $800 million including a net favorable impact of $15 million from currency fluctuations. Excluding currency fluctuations, revenues increased $785 million primarily reflecting increases in premiums and policy charges and fee income of $604 million driven by growth of business in force and continued strong persistency in our Japanese Life Planner operation. Net investment income increased $155 million reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $565 million including a net favorable impact of $39 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $604 million. Benefits and expenses of our Japanese Life Planner operation increased $504 million, primarily reflecting an increase in policyholder benefits due to changes in reserves driven by the growth in business in force, partially offset by the absence of charges recognized in 2011 associated with claims from the 2011 earthquake in Japan. Additionally, 2012 includes a $20 million benefit from a reduction in the amortization of deferred policy acquisition costs and lower reserves, reflecting the impact of our annual review and update of assumptions used in estimating the profitability of the business.

Revenues from our Gibraltar Life and Other operations increased $9,219 million including a net favorable impact of $339 million from currency fluctuations. Excluding currency fluctuations, revenues increased $8,880 million. This increase is driven by an $8,683 million increase in premiums and policy charges and fee income reflecting growth in the bank distribution channel, particularly from sales of yen-denominated single premium reduced death benefit whole life policies and, to a lesser extent, increased sales of cancer whole life and U.S. dollar-denominated retirement income products in the Life Consultant distribution channel. Also contributing to the increase in revenues is higher net investment income of $362 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates. Asset management fees and other income declined driven by the comparative impact of partial sales of our previous investment held in China Pacific Group, which resulted in a $60 million gain in 2012 compared to a $237 million gain in 2011, partially offset by the distribution received in 2012 from the Japan Financial Stability Fund.

Benefits and expenses of our Gibraltar Life and Other operations increased $9,013 million, including a net unfavorable impact of $288 million from currency fluctuations. Excluding currency fluctuations, benefits and expenses increased $8,725 million. Policyholder benefits, including changes in reserves, increased $8,283 million primarily driven by higher sales of yen-denominated single premium reduced death benefit whole life, cancer whole life and U.S. dollar-denominated retirement income products in 2012, partially offset by the absence of charges recognized in 2011 associated with claims from the 2011 earthquake in Japan. General and administrative expenses, net of capitalization, and DAC amortization increased primarily due to increased costs supporting business growth and charges associated with our life insurance joint venture in India, partially offset by additional synergies and lower integration costs associated with the Star and Edison acquisition.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,128	$1,354	$1,150
Gibraltar Life	1,756	2,724	2,042

Total	$2,884	$4,078	$3,192

On a constant exchange rate basis:
Life Planner operations	$1,214	$1,321	$1,107
Gibraltar Life	1,904	2,635	1,976

Total	$3,118	$3,956	$3,083

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

2013 to 2012 Annual Comparison.    The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2013					Year Ended December 31, 2012
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total
	(in millions)
Life Planners	$590	$110	$463	$51	$1,214	$479	$189	$581	$72	$1,321
Gibraltar Life:
Life Consultants	475	106	134	134	849	437	151	180	130	898
Banks(2)	701	2	9	105	817	1,228	36	12	110	1,386
Independent Agency	99	35	71	33	238	77	197	50	27	351

Subtotal	1,275	143	214	272	1,904	1,742	384	242	267	2,635

Total	$1,865	$253	$677	$323	$3,118	$2,221	$573	$823	$339	$3,956

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 39% and 44%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2013, and 74% and 19%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2012. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $107 million driven by a $108 million decrease in Japan. The decline in Japan primarily reflects accelerated sales of U.S. dollar-denominated retirement income and cancer whole life products in 2012 prior to crediting rate and tax law changes, respectively. These declines were partly offset by increased sales of protection and yen-denominated retirement income products in Japan. In addition, increased sales from growth of our Life Planner operation in Brazil were offset by lower sales in Taiwan and Korea.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $731 million. Bank channel sales declined $569 million reflecting lower sales of yen-denominated single premium reduced death benefit whole life policies, partly offset by higher sales of recurring premium whole life products. Sales of the yen-denominated single premium reduced death benefit whole life product, which were suspended at the end of September 2013, were elevated in 2012 in anticipation of pricing changes effective January 2013 as well as due to certain actions taken by our competitors. Independent Agency and Life Consultant sales declined $113 million and $49 million, respectively, driven by accelerated sales of cancer whole life and U.S. dollar-denominated retirement income and whole life products in the prior year due to tax law and crediting rate changes, respectively.

2012 to 2011 Annual Comparison.    The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2012					Year Ended December 31, 2011
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total
	(in millions)
Life Planners	$479	$189	$581	$72	$1,321	$426	$177	$452	$52	$1,107
Gibraltar Life:
Life Consultants	437	151	180	130	898	426	201	127	189	943
Banks(2)	1,228	36	12	110	1,386	379	45	23	140	587
Independent Agency	77	197	50	27	351	176	185	17	68	446

Subtotal	1,742	384	242	267	2,635	981	431	167	397	1,976

Total	$2,221	$573	$823	$339	$3,956	$1,407	$608	$619	$449	$3,083

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 74% and 19%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2012, and 31% and 45%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2011. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $214 million driven by higher sales in Japan. Sales in Japan increased $177 million reflecting increased demand for U.S. dollar-denominated retirement income products (prior to a crediting rate change in June 2012), cancer whole life products (prior to a tax law change in April 2012) and yen-denominated retirement income products in the corporate market. To a lesser extent, sales in Brazil, Korea, Taiwan and Italy increased due to growth and the introduction of new products into these markets.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $659 million driven by increased sales of $799 million in the bank channel distribution. Bank channel sales largely reflect higher sales of yen-denominated single premium reduced death benefit whole life policies in anticipation of pricing changes effective January 2013 as well as the benefit from actions taken by certain of our competitors to limit sales and lower crediting rates on similar products. Independent Agency and Life Consultant sales declined $95 million and $45 million, respectively, driven by the discontinuation of certain products previously offered by the former Star and Edison Businesses and the expected attrition of former Star and Edison Life Consultants. These decreases were partly offset by higher sales of cancer whole life products prior to a tax law change in April 2012 as well as increased demand for U.S. dollar-denominated retirement income products prior to pricing changes in April 2012.

Salesforce

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2013	2012	2011
Life Planners:
Japan	3,258	3,216	3,137
All other countries	3,990	3,842	3,655
Gibraltar Life Consultants	9,327	11,333	12,791

Total	16,575	18,391	19,583

2013 to 2012 Comparison.    The number of Life Planners increased by 190 from December 31, 2012 driven by a 202 increase in Brazil as a result of recruiting efforts and agency growth. Life Planner growth in Japan of 42 was offset by a decline of 44 in Taiwan.

The number of Gibraltar Life Consultants decreased by 2,006 from December 31, 2012 primarily reflecting the termination of Life Consultants for not meeting minimum sales production standards as part of an ongoing competency assessment.

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

The number of Gibraltar Life Consultants decreased by 1,458 from December 31, 2011, including anticipated resignations and terminations of Life Consultants, due in part to their failure to meet minimum sales production standards as part of an ongoing competency assessment.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating results:
Capital debt interest expense	$(655)	$(699)	$(621)
Operating debt interest expense, net of investment income	(140)	(53)	(26)
Pension and employee benefits	243	162	210
Other corporate activities(1)	(818)	(748)	(675)

Adjusted operating income	(1,370)	(1,338)	(1,112)

Realized investment gains (losses), net, and related adjustments	2,270	469	(1,487)
Related charges	(51)	(24)	59
Divested businesses	29	(615)	90
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(11)	(10)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$879	$(1,519)	$(2,460)

(1)	Includes consolidating adjustments.

2013 to 2012 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $32 million. Operating debt interest expense, net of investment income, increased $87 million driven by higher levels of operating debt proceeds held in cash for debt prefunding activities and to provide additional flexibility for the cash needs in our businesses. Net charges from corporate activities include the impact of our annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. This update resulted in net charges of $78 million for 2012. Excluding the impact of this update, the increase in net charges from other corporate activities was primarily driven by increased retained corporate expenses including higher compensation costs due to improvement in company earnings and favorable equity market performance. Capital debt interest expense decreased $44 million due to lower levels of capital debt and retirement of debt issued at higher interest rates.

Results from Corporate and Other operations pension and employee benefits increased $81 million primarily due to the absence of an increase in recorded liabilities for certain employee benefits in 2012 and a favorable comparative impact of retained benefit expenses. Income from our qualified pension plan decreased $21 million driven by changes in the discount rate to 4.05% in 2013 from 4.85% in 2012 and the expected rate of return on plan assets to 6.25% in 2013 from 6.75% in 2012.

At the end of 2013, we transferred $340 million of assets supporting pension benefits within the qualified pension plan to assets supporting retiree medical and life benefits as permitted under Section 420 of the Internal Revenue Code. For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2014, we will increase the discount rate to 4.95% from 4.05% in 2013. The expected rate of return on plan assets and the assumed rate of increase in compensation will remain unchanged at 6.25% and 4.5%, respectively. We determined our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions and other factors, including the Section 420 transfer, we expect, on a consolidated basis, income from our own qualified pension plan will continue to contribute to adjusted operating income in 2014, but at a level of about $100 million to $110 million lower than in 2013. We expect other postretirement benefit expenses to decrease in a range of $45 million to $55 million. The decrease is driven primarily by the additional assets provided by the Section 420 transfer, favorable claims experience and by an increase in the discount rate to 4.75% from 3.85%. In 2014, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments.

2012 to 2011 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $226 million. Capital debt interest expense increased $78 million primarily due to higher levels of capital debt. Operating debt interest expense, net of investment income, increased $27 million reflecting less favorable results from equity method investments and higher levels of operating debt. Net charges from other corporate activities for 2012 include a $78 million charge from the impact of an annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders to whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation. In addition, retained corporate expenses increased in 2012 primarily from an increase in corporate advertising, the results of our corporate foreign exchange hedging activities and the costs related to the prepayment of outstanding debt. These increases are partially offset by a favorable comparative impact for our estimate of payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders and the absence of a $20 million expense accrued in 2011 related to a voluntary contribution to be made to the insurance industry insolvency fund, related to Executive Life Insurance.

Results from Corporate and Other operations pension and employee benefits decreased $48 million primarily due to an increase in recorded liabilities for certain employee benefits and higher postretirement costs. Income from our qualified pension plan partially offset these unfavorable items reflecting better than expected growth in plan assets partially offset by a decrease in the expected rate of return on plan assets from 7.00% in 2011 to 6.75% in 2012.

Capital Protection Framework

Corporate and Other operations includes the results related to our Capital Protection Framework, which includes the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, as described under “—Liquidity and Capital Resources—Capital—Capital Protection Framework.” Costs related to this hedge program were $45 million, $40 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We also manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition, we may choose to manage certain capital market related risk associated with various operations of the Financial Services Businesses through capital management strategies other than hedging of particular exposures. “Realized investment gains (losses), net and related adjustments” includes net gains of $2,086 million, net gains of $184 million and net losses of $1,662 million for the years ended December 31, 2013, 2012 and 2011 respectively, resulting from our decision to utilize these capital management strategies to manage a portion of our interest rate risk. The $2,086 million of net gains in 2013 and the $1,662 million of net losses in 2011 were driven by significant increases and declines, respectively in risk-free interest rates during the respective years. The capital consequences associated with this decision have been factored into our Capital Protection Framework.

Through our Capital Protection Framework, we maintain access to on-balance sheet capital and maintain access to committed sources of capital to meet capital needs related to these hedging programs.

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

As of December 31, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $887 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,624 million at December 31, 2013, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
	(in millions)
U.S. GAAP results:
Revenues	$6,036	$6,257	$7,015
Benefits and expenses	5,974	6,193	6,801

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$62	$64	$214

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2013 to 2012 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $2 million primarily due to a decline in net investment income. Net investment income decreased $137 million primarily reflecting the impact of lower reinvestment rates and lower asset balances as the business runs off, partially offset by favorable results from non-coupon investments. Net realized investment gains decreased $11 million, primarily due to $251 million of unfavorable changes in the value of derivatives, largely offset by higher trading gains on equity securities. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” As a result of the above and other variances, a $2 million policyholder dividend obligation expense was recorded in 2013, compared to $123 million in 2012. As noted above, as of December 31, 2013, the excess of actual cumulative earnings over the expected cumulative earnings was $887 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation.

2012 to 2011 Annual Comparison.    Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $150 million. Results for 2012 included $602 million of lower net realized investment gains, primarily due to lower trading gains on fixed maturities and equity investments, as well as unfavorable changes in the value of derivatives. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.” Also contributing to the decline in results was a $61 million decrease in net investment income primarily reflecting the impact of lower reinvestment rates and lower asset balances as the business runs off. As a result of the above and other variances, a $123 million policyholder dividend obligation expense was recorded in 2012, compared to $636 million in 2011.

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $221 million primarily driven by a $137 million decrease in net investment income, as discussed above. Premiums declined by $89 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Also contributing to the decline in revenues was an $11 million decrease in net realized investment gains, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $219 million primarily driven by a $111 million decrease in policyholder benefits, including changes in reserves. This decrease primarily reflects the absence of a reserve increase in the prior year for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as the impact from the in force decline as policies terminate. Also contributing to the decrease is a $111 million decline in dividends to policyholders, including a $121 million decrease in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings, partially offset by an increase in dividends paid and accrued of $10 million.

2012 to 2011 Annual Comparison.    Revenues decreased $758 million principally driven by the $602 million decrease in net realized investment gains, as discussed above. Premiums declined by $101 million, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate. Also contributing to the decline in revenues was a $61 million decrease in net investment income, as discussed above.

Benefits and expenses decreased $608 million primarily driven by a $550 million decline in dividends to policyholders including a $513 million decrease in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $37 million primarily due to the expected in force decline as policies terminate, partially offset by an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2013, 2012 and 2011, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Tax provision	$(1,058)	$213	$1,515
Impact of:
Non-taxable investment income	319	302	247
Low income housing and other tax credits	105	78	80
Reversal of acquisition opening balance sheet deferred tax items	(55)	(384)	(221)
Medicare Part D	43	1	2
Minority interest	37	17	11
Foreign taxes at other than U.S. rate	36	51	37
Uncertain tax positions and interest	16	(8)	57
State and local taxes	(10)	(15)	0
Non-deductible expenses	(10)	(7)	(17)
Change in tax rate	2	(1)	(18)
Repatriation assumption change	0	(6)	11
Change in valuation allowance	0	1	(8)
Other	(14)	6	41

Tax provision excluding these items	$(589)	$248	$1,737

Tax provision at statutory rate	$(589)	$248	$1,737

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $1,058 million in 2013 compared to an expense of $213 million in 2012. Our income tax provision for 2013 and 2012 includes $55 million and $384 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The U.S. tax expense for 2013 is reflective of a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The U.S. tax expense for 2012 is reflective of the merger of Star and Edison Businesses into Gibraltar Life and it represented the recomputed U.S. tax liability on Gibraltar’s Life’s prior earnings as a result of the repatriation assumption and the merger of the entities. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas the tax expense will only be paid once. Excluding the impact of the “double tax”, the income tax expense decreased primarily due to the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures and increase in non-taxable investment income for the year ended December 31, 2013.

Our income tax provision related to foreign operations, on a consolidated basis, amounted to an income tax benefit of $826 million in 2013 compared to $46 million in 2012. Our foreign operations income tax provision for 2013 and 2012 includes $108 million and $73 million of an additional tax expense from the re-measurement of deferred tax liabilities resulting from the Japan corporate income tax rate reduction. However, since we assume repatriation of earnings from our Japanese operations, our domestic tax provision in 2013 and 2012 includes $108 million and $73 million of an additional tax benefit resulting from the increase or decrease in the future foreign tax credit benefit and, as a result, the reduction in the Japan corporate tax rate had no impact on our overall income tax provision. Excluding the impact from the Japan corporate income tax rate reduction, the foreign operations income tax provision decreased primarily due to the decrease in foreign operations pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $7 million, $15 million and $35 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Year ended December 31,
	2013	2012	2011
	(in millions)
Real Estate and Relocation Services	$84	$26	$81
Long-Term Care	(34)	(608)	47
Wealth Management Services(1)	(3)	(18)	(11)
Individual Health Insurance	(15)	(6)	(15)
Financial Advisory	(4)	(5)	(7)
Other(2)	1	(4)	(5)

Total divested businesses income (loss) excluded from adjusted operating income	$29	$(615)	$90

(1)	On July 1, 2013, the Company sold its wealth management solutions business to Envestnet Inc. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. As a result, the Company has classified the results of these operations, previously reported in the Asset Management segment, as a “divested business” for all periods presented.
(2)	Reflects the income from discontinued real estate investments.

Real Estate and Relocation Services.    Results of the year ended December 31, 2013 include pre-tax gains of $51 million from the sales of investments in real estate brokerage franchises. Results for the year ended December 31, 2011 include a pre-tax gain of $49 million reflecting the sale of our real estate brokerage franchise and relocation services business. For additional information on the sale of our real estate brokerage franchise and relocation services business, see Note 3 to the Consolidated Financial Statements.

Long-Term Care.    Results for the year ended December 31, 2012 include a $639 million pre-tax charge from an increase in reserves for our long-term care products and adjustments to deferred policy acquisition and other costs, reflecting updates to the estimated profitability of the business, driven by changes to our long-term interest rate and morbidity assumptions, partially offset by expected future premium increases.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(718)	$406	$383
Derivatives	52	(86)	(160)
Commercial mortgages and other loans	(2)	5	9
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	695	(336)	(283)

Net gains (losses)	$27	$(11)	$(51)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$468	$204	$(160)
Change in experience-rated contractholder liabilities due to asset value changes	(468)	(204)	160

Net gains (losses)	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(250)	$610	$223
Derivatives	52	(86)	(160)
Commercial mortgages and other loans	(2)	5	9
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	227	(540)	(123)

Net gains (losses)	$27	$(11)	$(51)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $26 million, $3 million and $7 million as of December 31, 2013, 2012 and 2011, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $58 million, and increases of $18 million and $55 million for the years ended December 31, 2013, 2012 and 2011, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of December 31, 2013				As of December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business

	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$243,654	$4,079	$43,212	$866	$254,917	$4,261	$46,419	$1,207
Trading account assets:
Fixed maturities	23,469	511	185	9	20,605	565	139	10
Equity securities	2,219	722	157	120	2,341	987	136	111
All other(2)	1,250	6	0	0	3,697	25	0	0

Subtotal	26,938	1,239	342	129	26,643	1,577	275	121
Equity securities, available-for-sale	6,026	298	3,884	6	5,052	321	3,225	9
Commercial mortgage and other loans	158	0	0	0	162	48	0	0
Other long-term investments	1,595	1,396	(66)	0	1,478	1,053	(95)	0
Short-term investments	5,520	0	1,665	0	5,130	0	1,260	0
Cash equivalents	6,362	0	620	0	13,063	0	537	0
Other assets	131	4	85	0	98	8	97	0

Subtotal excluding separate account assets	290,384	7,016	49,742	1,001	306,543	7,268	51,718	1,337
Separate account assets	285,060	22,603	0	0	253,254	21,132	0	0

Total assets	$575,444	$29,619	$49,742	$1,001	$559,797	$28,400	$51,718	$1,337

Future policy benefits	$441	$441	$0	$0	$3,348	$3,348	$0	$0
Other liabilities(2)	2,201	5	6	0	90	0	0	0
Notes of consolidated VIEs	3,254	3,254	0	0	1,406	1,406	0	0

Total liabilities	$5,896	$3,700	$6	$0	$4,844	$4,754	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.1% as of both December 31, 2013 and 2012, for the Financial Services Businesses, and 2.0% and 2.6% as of December 31, 2013 and 2012, respectively, for the Closed Block Business.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $4.3 billion as of December 31, 2013 and $4.5 billion as of December 31, 2012 of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.2 billion as of December 31, 2013 and $1.5 billion as of December 31, 2012 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both December 31, 2013 and 2012, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.7 billion and $0.5 billion as of December 31, 2013 and 2012, respectively.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $0.4 billion and $3.3 billion as of December 31, 2013 and 2012, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes of Consolidated VIEs

As discussed in Note 5, notes of consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily CDOs, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding other-than-temporary-impairments for fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

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

The following table sets forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the periods indicated. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 22 to the Consolidated Financial Statements.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(5,438)	$(1,684)	$1,986
Closed Block Business	232	243	845

Consolidated realized investment gains (losses), net	$(5,206)	$(1,441)	$2,831

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(213)	$(140)	$(125)
Equity securities	130	(54)	(120)
Commercial mortgage and other loans	72	92	89
Derivative instruments	(5,488)	(1,552)	2,095
Other	61	(30)	47

Total	$(5,438)	$(1,684)	$1,986

Related adjustments	(4,518)	(1,982)	517

Realized investment gains (losses), net, and related adjustments	(9,956)	(3,666)	2,503

Related charges	1,807	857	(1,656)

Realized investment gains (losses), net, and related charges and adjustments	$(8,149)	$(2,809)	$847

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$120	$103	$355
Equity securities	314	78	265
Commercial mortgage and other loans	7	2	33
Derivative instruments	(200)	52	199
Other	(9)	8	(7)

Total	$232	$243	$845

2013 to 2012 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $5,438 million in 2013, compared to net realized investment losses of $1,684 million in 2012.

Net realized losses on fixed maturity securities were $213 million in 2013, compared to net realized losses of $140 million in 2012, as set forth in the following table:

	Year Ended December 31,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,172	$375
Private bond prepayment premiums	66	23

Total gross realized investment gains	1,238	398

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(150)	(263)
Gross losses on sales and maturities(1)	(1,270)	(247)
Credit related losses on sales	(31)	(28)

Total gross realized investment losses	(1,451)	(538)

Realized investment gains (losses), net—Fixed Maturity Securities	$(213)	$(140)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$(98)	$128

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net losses on sales and maturities of fixed maturity securities of $98 million in 2013 were primarily driven by losses on sales of securities due to changes in interest rates subsequent to the acquisition of securities that were sold, partially offset by gains on sales within our International Insurance segment initiated for purposes of duration management as well as from surrenders of fixed annuities denominated in Australian and U.S. dollars. Net gains on sales and maturities of fixed maturity securities of $128 million in 2012 were primarily due to sales within our International Insurance, Retirement and Individual Annuities segments. See below for information regarding the other-than-temporary impairments of fixed maturity securities in 2013 and 2012.

Net realized gains on equity securities were $130 million in 2013 and included net gains on sales of equity securities of $142 million, primarily within our International insurance segment, partially offset by other-than-temporary impairments of $12 million. Net realized losses on equity securities were $54 million in 2012, including other-than-temporary impairments of $104 million, partially offset by net gains on sales of equity securities of $50 million, primarily within our Corporate and Other operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2013 and 2012.

Net realized gains on commercial mortgage and other loans were $72 million and $92 million for the years ended in 2013 and 2012, respectively. Both years’ gains were primarily related to a net decrease in the loan loss reserves primarily driven by payoffs and quality rating upgrades. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $5,488 million in 2013, compared to net realized losses of $1,552 million in 2012. The net derivative losses in 2013 primarily reflect net losses of $4,195 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $987 million on interest rate derivatives used to manage duration as long-term interest rates increased. Also contributing to the net derivative losses were net losses of $794 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $472 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative losses in 2012 primarily reflect net losses of $1,829 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also contributing to the net derivative losses were net losses of $254 million on foreign currency forward contracts used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $121 million primarily representing fees earned on fee-based synthetic guaranteed investment contracts, which are accounted for as derivatives, and net gains of $342 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Net realized gains on other investments were $61 million in 2013 and included net gains of $73 million, primarily within our Corporate and Other segment, partially offset by other-than-temporary impairments of $12 million on real estate and joint ventures and partnership investments. Net realized losses on other investments were $30 million in 2012, which included other-than-temporary impairments of $74 million on real estate, joint ventures and partnership investments, partially offset by a $41 million gain related to the sale of a real estate investment.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2013 include a net negative related adjustment of $4,518 million, compared to a net negative related adjustment of $1,982 million for 2012. The adjustments in both years were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

Charges that relate to “Realized investment gains (losses), net, and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for 2013 include net related benefits of $1,807 million, compared to net related benefits of $857 million in 2012. The impacts in both years were primarily driven by the portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2013, we recorded other-than-temporary impairments of $174 million in earnings, compared to $441 million in 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$111	$219
Private fixed maturity securities	39	44

Total fixed maturity securities	150	263
Equity securities	12	104
Other invested assets(2)	12	74

Total	$174	$441

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31,
	2013	2012
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$80	$108
Due to other accounting guidelines(3)	70	155

Total	$150	$263

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and in the utility, communications, and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security other-than-temporary impairments in 2012 were concentrated in the consumer non-cyclical, technology, and utility sectors within corporate securities and, to a lesser extent, within asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values. Equity security other-than-temporary impairments in 2012 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains were $232 million in 2013, compared to net realized investment gains of $243 million in 2012.

Net realized gains on fixed maturity securities were $120 million in 2013, compared to net realized gains of $103 million in 2012, as set forth in the following table:

	Year Ended December 31,
	2013	2012
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$300	$243
Private bond prepayment premiums	33	18

Total gross realized investment gains	333	261

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(49)	(74)
Gross losses on sales and maturities(1)	(149)	(56)
Credit related losses on sales	(15)	(28)

Total gross realized investment losses	(213)	(158)

Realized investment gains (losses), net—Fixed Maturity Securities	$120	$103

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$151	$187

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $314 million in 2013 and included net gains on sales of equity securities of $317 million, partially offset by other-than-temporary impairments of $3 million. Net realized gains on equity securities were $78 million in 2012 and included net gains on sales of equity securities of $99 million, partially offset by other-than-temporary impairments of $21 million. See below for additional information regarding the other-than-temporary impairments of equity securities in 2013 and 2012.

Net realized gains on commercial mortgage and other loans were $7 million and $2 million for the years ended 2013 and 2012, respectively. Both years primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $200 million in 2013, compared to net realized gains of $52 million in 2012. Derivative losses in 2013 primarily reflect net losses of $106 million on interest rate derivatives primarily used to manage duration as long term interest rates increased as well as losses of $74 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro. Derivative gains in 2012 primarily reflect net gains of $80 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on “to be announced” (“TBA”) forward contracts as interest rates declined, partially offset by net losses of $16 million on credit default swaps as credit spreads tightened and net losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies.

During 2013, we recorded other-than-temporary impairments of $62 million in earnings, compared to other-than-temporary impairments of $99 million recorded in earnings in 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2013	2012
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$28	$56
Private fixed maturity securities	21	18

Total fixed maturity securities	49	74
Equity securities	3	21
Other invested assets(2)	10	4

Total	$62	$99

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31,
	2013	2012
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$44	$72
Due to other accounting guidelines	5	2

Total	$49	$74

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and consumer non-cyclical sectors within corporate securities. Fixed maturity security other-than-temporary impairments in 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the utility and capital goods sectors within corporate securities and reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in 2013 and 2012 were primarily due to circumstances where the decline in value was maintained for one year or greater.

2012 to 2011 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $1,684 million in 2012, compared to net realized investment gains of $1,986 million in 2011.

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

Net gains on sales and maturities of fixed maturity securities of $128 million in 2012 were primarily within our International Insurance, Retirement and Individual Annuities segments. Net gains on sales and maturities of fixed maturity securities of $277 million in 2011 were primarily within our Retirement and Individual Annuities segments. These gains also included $35 million of gross gains related to the sale of asset-backed securities collateralized by sub-prime mortgages. Sales of fixed maturity securities in our Individual Annuities segment in both years were primarily due to transfers of investments out of our general account and into separate accounts relating to an automatic rebalancing element embedded in the living benefit features of some of our variable annuity products. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2012 and 2011.

Net realized losses on equity securities were $54 million in 2012, including other-than-temporary impairments of $104 million, partially offset by net gains on sales of equity securities of $50 million, primarily within our Corporate and Other operations. Net realized losses on equity securities were $120 million in 2011, including other-than-temporary impairments of $94 million and net losses on sales of equity securities of $26 million. Net losses in 2011 were primarily within our International Insurance operations. See below for additional information regarding the other-than-temporary impairments of equity securities in 2012 and 2011.

Net realized gains on commercial mortgage and other loans in 2012 were $92 million, primarily related to a net decrease in the loan loss reserves driven by payoffs and quality rating upgrades. Net realized gains on commercial mortgage and other loans in 2011 were $89 million, primarily related to $32 million of mark-to-market gains on our interim loan portfolio, a net decrease of $30 million in the loan loss reserves driven by quality rating upgrades, and $27 million of gains within our Asset Management business.

Net realized losses on derivatives were $1,552 million in 2012, compared to net realized gains of $2,095 million in 2011. The net derivative losses in 2012 primarily reflect net losses of $1,829 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also contributing to the net derivative losses were net losses of $254 million on foreign currency forward contracts used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar, Australian dollar, euro, and British pound. Partially offsetting these loses were net gains of $121 million primarily representing risk fees earned on synthetic guaranteed investment contracts in our Retirement businesses which are accounted for as derivatives under U.S. GAAP, and net gains of $342 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, primarily in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative gains in 2011 primarily reflect net gains of $1,375 million on embedded derivatives and related hedge positions associated with certain variable annuity contracts. Also contributing to the net derivative gains were mark-to-market gains of $498 million on interest rate derivatives used to manage duration as interest rates declined, and net gains of $214 million on foreign currency forward contracts used in our Japan business to hedge portfolio assets primarily due to the strengthening of the Japanese yen against the U.S. dollar and Australian dollar. See “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information regarding the product related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on other investments were $30 million in 2012 and included other-than-temporary impairments of $74 million on real estate and joint ventures and partnership investments, partially offset by a $41 million gain related to the sale of a real estate investment. Net realized gains on other investments were $47 million in 2011 and primarily included a $64 million gain on the partial sale of a real estate seed investment, partially offset by $33 million of other-than-temporary impairments on real estate, joint ventures and partnership investments.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Asset management fees and other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2012 include a net negative related adjustment of $1,982 million, compared to a net positive related adjustment of $517 million for 2011. The adjustments in both years were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

Charges that relate to “Realized investment gains (losses), net, and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for 2012 include net related benefits of $857 million, compared to net related charges of $1,656 million in 2011. The impacts in both years were primarily driven by the portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2012 we recorded other-than-temporary impairments of $441 million in earnings, compared to total other-than-temporary impairments of $558 million recorded in earnings in 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$219	$314
Private fixed maturity securities	44	117

Total fixed maturity securities	263	431
Equity securities	104	94
Other invested assets(2)	74	33

Total	$441	$558

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$108	$223
Due to other accounting guidelines(3)	155	208

Total	$263	$431

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

During 2012, we recorded other-than-temporary impairments in earnings related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity other-than-temporary impairments in 2012 were concentrated in the consumer non-cyclical, technology, and utility sectors of our corporate securities and, to a lesser extent, within asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in 2011 were concentrated in the utility, finance, and consumer non-cyclical sectors of our corporate securities as well as asset-backed securities collateralized by sub-prime mortgages. Additionally, other-than-temporary impairments were driven by Japanese commercial mortgage-backed securities that reflect adverse financial conditions of the respective issuers, and foreign currency translation losses related to foreign denominated securities that are approaching maturity.

Equity security other-than-temporary impairments in 2012 and 2011 were primarily in our Japanese insurance operations where the securities’ decline in value has been was maintained for one year or greater or where we intended to sell the security.

Other invested assets other-than-temporary-impairments in 2012 and 2011 were mainly driven by a decline in value on certain real estate, joint ventures and partnership investments.

Closed Block Business

For the Closed Block Business, net realized investment gains were $243 million in 2012, compared to net realized investment gains of $845 million in 2011.

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

Net realized gains on equity securities were $78 million in 2012 and included net gains on sales of equity securities of $99 million, partially offset by other-than-temporary impairments of $21 million. Net realized gains on equity securities were $265 million in 2011 and included net gains on sales of equity securities of $283 million, partially offset by other-than-temporary impairments of $18 million. See below for additional information regarding the other-than-temporary impairments of equity securities in 2012 and 2011.

Net realized gains on commercial mortgage and other loans in 2012 were $2 million related to a net decrease in the loan loss reserve. Net realized gains on commercial mortgage and other loans in 2011 were $33 million, primarily related to a net decrease in the loan loss reserve of $42 million, partially offset by net realized losses on related foreclosures.

Net realized gains on derivatives were $52 million in 2012, compared to net realized gains of $199 million in 2011. Derivative gains in 2012 primarily reflect net gains of $80 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on “to be announced” (“TBA”) forward contracts as interest rates declined, partially offset by net losses of $16 million on credit default swaps as credit spreads tightened and net losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies. Derivative gains in 2011 primarily reflect net gains of $135 million on interest rate derivatives used to manage duration, and $53 million on TBA forward contracts as interest rates declined. Also contributing to these gains are net derivative gains of $23 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro. Partially offsetting these gains were net derivative losses of $11 million on embedded derivatives associated with certain externally-managed investments in the European market.

During 2012, we recorded other-than-temporary impairments of $99 million in earnings, compared to $127 million in 2011. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$56	$90
Private fixed maturity securities	18	14

Total fixed maturity securities	74	104
Equity securities	21	18
Other invested assets(2)	4	5

Total	$99	$127

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31,
	2012	2011
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$72	$97
Due to other accounting guidelines	2	7

Total	$74	$104

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments of in 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and in the utility and capital goods sectors within corporate securities. Other-than-temporary impairments in 2011 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and the utility and consumer cyclical sectors within corporate securities and reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in 2012 and 2011 were primarily due to circumstances where the decline in value was maintained for one year or greater.

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our derivative operations; (2) assets of our asset management operations, including assets managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

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

The CIO Organization, including related functions within our insurance subsidiaries, works closely with product actuaries and Risk Management to understand the characteristics of our products and their associated market risk exposures. This information is incorporated into the development of target asset portfolios that hedge market risk exposures associated with the liability characteristics and establish investment risk exposures, within tolerances prescribed by Prudential’s investment risk limits, on which we expect to earn an attractive risk-adjusted return. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Market risk exposures associated with the liabilities include interest rate risk which is addressed through the duration characteristics of the target asset mix, and currency risk which is addressed by the currency profile of the target asset mix. In certain of our smaller markets, outside of the U.S. and Japan, capital markets limitations hinder our ability to hedge interest rate exposure to the same extent we do for our U.S. and Japan businesses and lead us to accept a higher degree of interest rate risk in these smaller portfolios. General account portfolios typically include allocations to credit and other investment risks as a means to enhance investment yields and returns over time.

Most of our products can be categorized into the following three classes:

•

interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities and universal life insurance;

•	participating individual and experience-rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium; and

•	products with fixed or guaranteed terms, such as traditional whole life and endowment products, guaranteed investment contracts, funding agreements and payout annuities.

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2013, the average duration of our general account investment portfolios attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 6 and 7 years. As of December 31, 2013, the average duration of our general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, is approximately 10 years, and represents a blend of yen-denominated and U.S. and Australian dollar-denominated investments, which have distinct average durations. Our asset/liability management process has enabled us to successfully manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities, and commercial mortgage loans. In addition, we hold small allocations of non-coupon assets, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership, and seed money investments in separate accounts.

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

Derivative strategies are employed in the context of our risk management framework to enhance our ability to manage interest rate and currency risk exposures of the asset portfolio relative to the liabilities and to manage credit and equity positions in the investment portfolios. For a discussion of our risk management process, see “Quantitative and Qualitative Disclosures About Market Risk” below.

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

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans, and non-coupon assets as defined above. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

On January 2, 2013, we completed the acquisition of the Hartford Life Business. Our Financial Services Businesses’ general account portfolio, as of December 31, 2013, includes $7.9 billion of invested assets at carrying value from this acquisition, which consists of $7.1 billion of fixed maturity securities, $0.6 billion of commercial mortgage and other loans, and $0.2 billion of other invested assets. For additional details regarding this transaction, see “—Executive Summary” above.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	December 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,689	$27,401	$240,090	61.3%
Public, held-to-maturity, at amortized cost	2,500	0	2,500	0.7
Private, available-for-sale, at fair value	30,650	15,811	46,461	11.9
Private, held-to-maturity, at amortized cost	812	0	812	0.2
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	5.3
Other trading account assets, at fair value	1,341	342	1,683	0.4
Equity securities, available-for-sale, at fair value	6,019	3,884	9,903	2.5
Commercial mortgage and other loans, at book value	31,133	9,673	40,806	10.4
Policy loans, at outstanding balance	6,753	5,013	11,766	3.0
Other long-term investments(1)	7,172	2,024	9,196	2.4
Short-term investments	5,445	1,866	7,311	1.9

Total general account investments	325,341	66,014	391,355	100.0%

Invested assets of other entities and operations(2)	6,818	0	6,818

Total investments	$332,159	$66,014	$398,173

	December 31, 2012
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$225,306	$28,790	$254,096	63.7%
Public, held-to-maturity, at amortized cost	3,116	0	3,116	0.8
Private, available-for-sale, at fair value	29,246	17,629	46,875	11.7
Private, held-to-maturity, at amortized cost	1,152	0	1,152	0.3
Trading account assets supporting insurance liabilities, at fair value	20,590	0	20,590	5.2
Other trading account assets, at fair value	1,426	275	1,701	0.4
Equity securities, available-for-sale, at fair value	5,031	3,225	8,256	2.1
Commercial mortgage and other loans, at book value	26,623	9,608	36,231	9.1
Policy loans, at outstanding balance	6,455	5,120	11,575	2.9
Other long-term investments(1)	6,665	2,012	8,677	2.2
Short-term investments	5,124	1,261	6,385	1.6

Total general account investments	330,734	67,920	398,654	100.0%

Invested assets of other entities and operations(2)	6,928	0	6,928

Total investments	$337,662	$67,920	$405,582

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The decrease in general account investments attributable to the Financial Services Businesses in 2013 was primarily due to the translation impact of the yen weakening against the U.S. dollar, as well as a net decrease in fair value driven by an increase in U.S. interest rates, partially offset by assets acquired as part of the Hartford transaction as discussed above as well as portfolio growth driven by the reinvestment of net investment income. The general account investments attributable to the Closed Block Business also decreased in 2013, primarily due to net operating outflows and a net decrease in fair value driven by an increase in interest rates, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% and 46% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31,
	2013	2012
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$112,501	$124,710
Public, held-to-maturity, at amortized cost	2,500	3,116
Private, available-for-sale, at fair value	6,762	6,252
Private, held-to-maturity, at amortized cost	812	1,152
Trading account assets supporting insurance liabilities, at fair value	1,925	1,838
Other trading account assets, at fair value	884	1,195
Equity securities, available-for-sale, at fair value	2,557	2,126
Commercial mortgage and other loans, at book value	6,581	6,156
Policy loans, at outstanding balance	2,280	2,665
Other long-term investments(1)	1,576	2,215
Short-term investments	541	318

Total Japanese general account investments	$138,919	$151,743

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2013 was primarily attributable to the translation impact of the yen weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value driven by declining interest rates on yen-denominated investments.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of December 31, 2013, our Japanese insurance operations had $42.6 billion, at fair value, of investments denominated in U.S. dollars, including $3.5 billion that were hedged to yen through third party derivative contracts and $29.9 billion that support liabilities denominated in U.S. dollars. As of December 31, 2012, our Japanese insurance operations had $44.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.4 billion that were hedged to yen through third party derivative contracts and $31.6 billion that support liabilities denominated in U.S. dollars. The $2.3 billion decrease in the fair value of U.S. dollar-denominated investments from December 31, 2012, is primarily attributable to an increase in interest rates, partially offset by portfolio growth as a result of business inflows.

Our Japanese insurance operations had $8.5 billion and $8.6 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2013 and December 31, 2012, respectively. The $0.1 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2012, is primarily driven by increased interest rates and declining growth in the portfolio.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Year Ended December 31, 2013
	Financial Services Businesses		Closed Block Business		Combined

	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.79%	$8,575	5.30%	$2,002	4.01%	$10,577
Trading account assets supporting insurance liabilities	3.79	775	0.00	0	3.79	775
Equity securities	6.19	256	3.40	82	5.16	338
Commercial mortgage and other loans	5.04	1,403	5.85	552	5.24	1,955
Policy loans	4.82	316	6.01	295	5.33	611
Short-term investments and cash equivalents	0.22	30	0.95	7	0.25	37
Other investments	7.04	553	10.22	228	7.75	781

Gross investment income before investment expenses	3.89	11,908	5.52	3,166	4.15	15,074
Investment expenses	(0.12)	(308)	(0.26)	(150)	(0.14)	(458)

Investment income after investment expenses	3.77%	11,600	5.26%	3,016	4.01%	14,616

Investment results of other entities and operations(2)		113		0		113

Total investment income		$11,713		$3,016		$14,729

	Year Ended December 31, 2012
	Financial Services Businesses		Closed Block Business		Combined

	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.72%	$7,645	5.52%	$2,143	4.01%	$9,788
Trading account assets supporting insurance liabilities	3.98	778	0.00	0	3.98	778
Equity securities	6.14	249	3.34	84	5.07	333
Commercial mortgage and other loans	5.48	1,375	6.38	589	5.72	1,964
Policy loans	4.73	293	6.03	304	5.31	597
Short-term investments and cash equivalents	0.24	33	1.24	7	0.26	40
Other investments	4.04	268	8.31	183	5.12	451

Gross investment income before investment expenses	3.80	10,641	5.69	3,310	4.12	13,951
Investment expenses	(0.12)	(273)	(0.27)	(157)	(0.15)	(430)

Investment income after investment expenses	3.68%	10,368	5.42%	3,153	3.97%	13,521

Investment results of other entities and operations(2)		140		0		140

Total investment income		$10,508		$3,153		$13,661

	Year Ended December 31, 2011
	Financial Services Businesses		Closed Block Business		Combined

	Yield(1)(3)	Amount	Yield(1)	Amount	Yield(1)(3)	Amount
	($ in millions)
Fixed maturities	3.91%	$7,063	5.67%	$2,232	4.22%	$9,295
Trading account assets supporting insurance liabilities	4.23	776	0.00	0	4.23	776
Equity securities	6.01	240	2.75	75	4.68	315
Commercial mortgage and other loans	5.64	1,295	6.47	553	5.86	1,848
Policy loans	4.75	277	6.22	322	5.44	599
Short-term investments and cash equivalents	0.39	49	0.73	4	0.40	53
Other investments	3.77	243	8.81	174	4.97	417

Gross investment income before investment expenses	3.96	9,943	5.77	3,360	4.31	13,303
Investment expenses	(0.12)	(230)	(0.25)	(146)	(0.14)	(376)

Investment income after investment expenses	3.84%	9,713	5.52%	3,214	4.17%	12,927

Investment results of other entities and operations(2)		197		0		197

Total investment income		$9,910		$3,214		$13,124

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our asset management operations and derivative operations, as described below under “—Invested Assets of Other Entities and Operations”.
(3)	Yields for the year ended December 31, 2011, are weighted for ten months of income and assets related to the Star and Edison Businesses.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business’s portfolio for 2013, compared to 2012, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The decrease in net investment income yield attributable to the Closed Block Business for 2012, compared to 2011, was primarily due to the impact of lower interest rates on floating rate investments due to rate resets and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of the Financial Services Businesses’ general account, excluding the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Year Ended December 31,
	2013		2012		2011
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.65%	$5,306	5.09%	$4,328	5.44%	$4,219
Trading account assets supporting insurance liabilities	3.99	741	4.18	742	4.45	742
Equity securities	7.30	174	8.70	184	9.04	167
Commercial mortgage and other loans	5.27	1,145	5.87	1,138	6.06	1,083
Policy loans	5.45	228	5.62	194	5.81	187
Short-term investments and cash equivalents	0.23	26	0.26	28	0.29	26
Other investments	7.54	383	3.13	87	3.86	80

Gross investment income before investment expenses	4.52	8,003	4.77	6,701	5.07	6,504
Investment expenses	(0.12)	(152)	(0.11)	(89)	(0.10)	(71)

Investment income after investment expenses	4.40%	7,851	4.66%	6,612	4.97%	6,433

Investment results of other entities and operations(2)		113		140		197

Total investment income		$7,964		$6,752		$6,630

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our asset management operations and derivative operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2013, compared to 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates. The decrease also reflects the addition of assets from the significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as the Hartford transaction discussed above, which reflect market yields at the time of acquisition. These decreases were partially offset by higher income from non-coupon investments.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding the Japanese operations’ portfolio, for 2012, compared to 2011, was primarily the result of lower interest rates on floating rate investments due to rate resets, lower fixed maturity reinvestment rates, and the addition of asset from the pension risk transfer transactions which reflect market yields at the time of acquisition.

The following table sets forth the income yield and investment income for each major investment category of our Japanese operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Year Ended December 31,
	2013		2012		2011
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)(2)	Amount
	($ in millions)
Fixed maturities	2.91%	$3,269	2.75%	$3,317	2.75%	$2,844
Trading account assets supporting insurance liabilities	1.81	34	2.04	36	2.02	34
Equity securities	4.69	82	3.36	65	3.42	73
Commercial mortgage and other loans	4.21	258	4.15	237	4.16	212
Policy loans	3.70	88	3.60	99	3.44	90
Short-term investments and cash equivalents	0.19	4	0.16	5	0.68	23
Other investments	6.12	170	4.71	181	3.72	163

Gross investment income before investment expenses	3.02	3,905	2.82	3,940	2.81	3,439
Investment expenses	(0.12)	(156)	(0.13)	(184)	(0.13)	(159)

Total investment income	2.90%	$3,749	2.69%	$3,756	2.68%	$3,280

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Yields for the year ended December 31, 2011, are weighted for ten months of income and assets related to the Star and Edison Businesses.

The increase in net investment income yield on the Japanese insurance portfolio for 2013, compared to 2012, was primarily attributable to more favorable results from non-coupon investments and growth in higher-yielding assets supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

The increase in net investment income yield on the Japanese insurance portfolio for 2012, compared to 2011, was primarily attributable to more favorable results from non-coupon investments and asset growth supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $31.9 billion and $29.4 billion, for the years ended December 31, 2013 and 2012, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $8.1 billion and $7.0 billion, for the years ended December 31, 2013 and 2012, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2013.

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2014	$7,936	3.4%	$1,380	3.4%
Maturing in 2015	8,019	3.5	1,879	4.6
Maturing in 2016	9,579	4.1	1,188	2.9
Maturing in 2017	10,658	4.6	1,453	3.6
Maturing in 2018	12,607	5.5	1,985	4.9
Maturing in 2019	10,041	4.3	1,501	3.7
Maturing in 2020	10,057	4.4	1,840	4.5
Maturing in 2021	10,527	4.6	2,091	5.1
Maturing in 2022	9,680	4.2	1,878	4.6
Maturing in 2023	8,695	3.8	1,938	4.8
Maturing in 2024	5,793	2.5	1,287	3.2
Maturing in 2025 and beyond	104,289	45.1	13,421	33.1

Total corporate & government securities	207,881	90.0	31,841	78.4
Asset-backed securities	7,591	3.3	3,747	9.2
Commercial mortgage-backed securities	9,772	4.2	3,960	9.7
Residential mortgage-backed securities	5,872	2.5	1,080	2.7

Total fixed maturities	$231,116	100.0%	$40,628	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	December 31, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,764	$1,338	$326	$21,776	$21,772	$1,279	$285	$22,766
Consumer non-cyclical	21,965	1,888	653	23,200	21,727	1,898	269	23,356
Utility	18,335	1,299	659	18,975	17,993	1,601	344	19,250
Capital goods	10,025	901	266	10,660	10,251	896	144	11,003
Consumer cyclical	10,202	788	257	10,733	9,927	756	147	10,536
Foreign agencies	4,810	792	74	5,528	5,706	732	8	6,430
Energy	8,705	650	284	9,071	7,923	745	83	8,585
Communications	6,160	590	208	6,542	7,552	610	119	8,043
Basic industry	6,186	396	205	6,377	6,215	416	69	6,562
Transportation	5,712	477	116	6,073	5,288	478	43	5,723
Technology	3,589	286	103	3,772	4,656	279	77	4,858
Industrial other	2,440	205	52	2,593	2,261	196	3	2,454

Total corporate securities	118,893	9,610	3,203	125,300	121,271	9,886	1,591	129,566
Foreign government(3)	76,171	7,522	257	83,436	82,376	6,782	65	89,093
Residential mortgage-backed	5,872	356	34	6,194	8,360	435	30	8,765
Asset-backed securities(4)	7,591	218	173	7,636	8,209	202	407	8,004
Commercial mortgage-backed	9,772	360	104	10,028	7,413	595	14	7,994
U.S. Government	9,885	1,459	71	11,273	10,525	2,474	34	12,965
State & Municipal(5)	2,932	223	130	3,025	2,303	378	5	2,676

Total(6)	$231,116	$19,748	$3,972	$246,892	$240,457	$20,752	$2,146	$259,063

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(3)	As of December 31, 2013 and 2012, based on amortized cost, 80% and 81%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 9% and 8%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to December 31, 2013, was primarily due to a net increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	December 31, 2013				December 31, 2012
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,584	$499	$48	$5,035	$4,773	$862	$12	$5,623
Consumer non-cyclical	4,693	480	47	5,126	4,419	750	5	5,164
Finance	4,001	294	15	4,280	3,728	442	17	4,153
Consumer cyclical	3,272	317	18	3,571	3,003	477	10	3,470
Capital goods	2,479	252	14	2,717	2,523	376	1	2,898
Energy	1,855	178	15	2,018	1,879	305	0	2,184
Communications	1,413	144	12	1,545	1,513	268	4	1,777
Basic industry	1,303	90	23	1,370	1,324	186	3	1,507
Transportation	1,313	120	9	1,424	1,386	186	4	1,568
Industrial other	954	61	13	1,002	1,074	110	2	1,182
Technology	665	53	8	710	626	103	7	722
Foreign agencies	460	38	6	492	355	68	0	423

Total corporate securities	26,992	2,526	228	29,290	26,603	4,133	65	30,671
Asset-backed securities(2)	3,747	34	141	3,640	4,592	71	320	4,343
Commercial mortgage-backed	3,960	60	59	3,961	4,029	179	2	4,206
U.S. Government	3,824	279	26	4,077	3,401	966	0	4,367
Residential mortgage-backed	1,080	55	6	1,129	1,520	97	3	1,614
Foreign government(3)	361	55	8	408	345	103	2	446
State & Municipal	664	51	7	708	647	126	1	772

Total(4)	$40,628	$3,060	$475	$43,213	$41,137	$5,675	$393	$46,419

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of December 31, 2013 and 2012, based on amortized cost, no individual foreign country represented more than 11% and 13%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The decrease in net unrealized gains from December 31, 2012 to December 31, 2013, was primarily due to a net increase in interest rates.

Asset-Backed Securities

Included within asset-backed securities attributable to both the Financial Services Businesses and the Closed Block Business are securities collateralized by sub-prime mortgages. While there is no market standard definition, we define sub-prime mortgages as residential mortgages that are originated to weaker quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation. The deterioration of the U.S. housing market since prices peaked in 2006 and higher unemployment levels over the past several years, coupled with relaxed underwriting standards for some originators of sub-prime mortgages through 2007, have led to higher delinquency rates, particularly for those mortgages issued in 2006 and 2007. This has resulted in increased attention given to potential deficiencies in lenders’ foreclosure documentation, causing delays in the foreclosure process. From the perspective of an investor in securities backed by sub-prime collateral, significant delays in foreclosure proceedings have resulted in increased servicing costs which negatively affect the value of the impacted securities. Separately, as an investor in sub-prime securities, we are pursuing legal and other actions with respect to potential remedies arising from any potential deficiencies related to the original lending and securitization practices. For additional information, see Note 23 to our Consolidated Financial Statements.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2013
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2012
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	353	353	430
2006	2	0	21	62	571	656	828
2005	0	2	29	28	209	268	293
2004 & Prior	0	3	29	27	547	606	691

Total collateralized by sub-prime mortgages	2	5	79	117	1,680	1,883	2,242

Other asset-backed securities:
Collateralized loan obligations	2,314	333	7	0	0	2,654	1,858
Collateralized by non-sub-prime mortgages	938	46	5	15	4	1,008	1,444
Collateralized by credit cards	452	0	35	10	0	497	695
Collateralized by auto loans	567	0	0	0	1	568	694
Other asset-backed securities(1)	152	591	97	24	117	981	1,276

Total asset-backed securities(2)	$4,425	$975	$223	$166	$1,802	$7,591	$8,209

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 95% of the $401 million of education loans included above carry a Department of Education guaranty as of December 31, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2013
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2012
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	334	334	339
2006	1	0	20	55	582	658	698
2005	0	2	28	29	200	259	251
2004 & Prior	0	3	29	26	519	577	594

Total collateralized by sub-prime mortgages	1	5	77	110	1,635	1,828	1,882

Other asset-backed securities:
Collateralized loan obligations	2,305	336	7	0	8	2,656	1,871
Collateralized by non-sub-prime mortgages	994	47	5	14	4	1,064	1,524
Collateralized by credit cards	465	0	35	10	0	510	714
Collateralized by auto loans	570	0	0	0	1	571	702
Other asset-backed securities(1)	154	594	104	26	129	1,007	1,311

Total asset-backed securities(2)	$4,489	$982	$228	$160	$1,777	$7,636	$8,004

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, externally-managed investments in the European market, and timeshares. Approximately 95% of the $392 million of education loans included above carry a Department of Education guaranty as of December 31, 2013.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2013, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $2.242 billion as of December 31, 2012, to $1.883 billion as of December 31, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $144 million as of December 31, 2013, and $390 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of December 31, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2013, based on amortized cost, approximately 58% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.883 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of December 31, 2013, were $301 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2013
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2012
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	3	0	20	216	239	324
2006	2	84	0	6	481	573	711
2005	7	14	63	15	87	186	233
2004 & Prior	0	2	14	13	404	433	503

Total collateralized by sub-prime mortgages	9	103	77	54	1,188	1,431	1,771

Other asset-backed securities:
Collateralized by auto loans	687	0	0	0	0	687	892
Collateralized loan obligations	553	107	0	0	0	660	599
Collateralized by credit cards	312	0	0	24	0	336	450
Collateralized by education loans(1)	16	413	0	0	0	429	450
Other asset-backed securities(2)	88	50	52	0	14	204	430

Total asset-backed securities(3)	$1,665	$673	$129	$78	$1,202	$3,747	$4,592

(1)	Approximately 96% of the $429 million of education loans included above carry a Department of Education guaranty as of December 31, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	December 31, 2013
	Lowest Rating Agency Rating
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2012
	(in millions)
Collateralized by sub-prime mortgages:
2013—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	3	0	19	205	227	269
2006	3	81	0	5	417	506	543
2005	6	14	61	15	78	174	205
2004 & Prior	0	2	13	13	378	406	442

Total collateralized by sub-prime mortgages	9	100	74	52	1,078	1,313	1,459

Other asset-backed securities:
Collateralized by auto loans	689	0	0	0	0	689	896
Collateralized loan obligations	551	108	0	0	6	665	605
Collateralized by credit cards	314	0	0	23	0	337	454
Collateralized by education loans(1)	16	409	0	0	0	425	453
Other asset-backed securities(2)	89	50	55	0	17	211	476

Total asset-backed securities(3)	$1,668	$667	$129	$75	$1,101	$3,640	$4,343

(1)	Approximately 96% of the $425 million of education loans included above carry a Department of Education guaranty as of December 31, 2013.
(2)	Includes asset-backed securities collateralized by externally-managed investments in the European market, franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.771 billion as of December 31, 2012, to $1.431 billion as of December 31, 2013, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $127 million as of December 31, 2013, and $315 million as of December 31, 2012. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 33% as of December 31, 2013. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of December 31, 2013, based on amortized cost, approximately 70% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 48% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.431 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of December 31, 2013, were $210 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,770	98.3%	$966	89.4%
Collateralized mortgage obligations(2)(3)	102	1.7	114	10.6

Total residential mortgage-backed securities	$5,872	100.0%	$1,080	100.0%

Portion rated AA or higher(4)	$5,779	98.4%	$966	89.4%

	December 31, 2012
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$8,183	97.9%	$1,364	89.7%
Collateralized mortgage obligations(2)(3)	177	2.1	156	10.3

Total residential mortgage-backed securities	$8,360	100.0%	$1,520	100.0%

Portion rated AA or higher(4)	$8,247	98.7%	$1,364	89.7%

(1)	As of December 31, 2013, of these securities, for the Financial Services Businesses, $4.388 billion are supported by U.S. government and $1.382 billion are supported by foreign governments. As of December 31, 2012, of these securities, for the Financial Services Businesses, $6.359 billion were supported by the U.S. government and $1.824 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both December 31, 2013 and 2012.
(2)	Includes alternative residential mortgage loans of $28 million and $36 million in the Financial Services Businesses, and $58 million and $76 million in the Closed Block Business, as of December 31, 2013 and 2012, respectively.
(3)	As of December 31, 2013, of these collateralized mortgage obligations, for the Financial Services Businesses, 9% have credit ratings of A or above, 33% have BBB credit ratings and the remaining 58% have below investment grade ratings and, as of December 31, 2012, 57% have credit ratings of A or above, 5% have BBB credit ratings and the remaining 38% have below investment grade ratings. As of December 31, 2013, for the Closed Block Business, 14% have BBB credit ratings and 86% have below investment grade ratings and, as of December 31, 2012, 13% have BBB credit ratings and 87% have below investment grade ratings.
(4)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession; however, market fundamentals have bottomed and have shown signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive, and prices of commercial real estate have rebounded. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market has decreased and refinancing activity is more robust, reflecting the improvement in these fundamentals. The loans included in new issues reflect better underwriting and lower levels of leverage compared to 2007.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2013
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2012
	(in millions)
2013	$2,445	$125	$0	$9	$0	$2,579	$0
2012—2009	245	284	0	0	0	529	404
2008—2007	875	44	28	5	0	952	1,358
2006	3,018	103	7	4	0	3,132	2,781
2005	2,039	65	8	4	0	2,116	2,113
2004 & Prior	368	72	23	0	1	464	757

Total commercial mortgage-backed securities(2)(3)(4)	$8,990	$693	$66	$22	$1	$9,772	$7,413

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2013, are downgraded super senior securities with amortized cost of $155 million in AA and $54 million in A.
(4)	Included in the table above, as of December 31, 2013, are agency commercial mortgage-backed securities with amortized cost of $443 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2013
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2012
	(in millions)
2013	$2,372	$120	$0	$8	$1	$2,501	$0
2012—2009	234	300	0	0	0	534	437
2008—2007	897	46	27	5	1	976	1,447
2006	3,161	111	7	4	0	3,283	3,062
2005	2,114	74	10	5	0	2,203	2,261
2004 & Prior	412	91	28	0	0	531	787

Total commercial mortgage-backed securities(2)(3)	$9,190	$742	$72	$22	$2	$10,028	$7,994

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2013, are agency commercial mortgage-backed securities with fair value of $457 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $380 million in AAA, $93 million in AA, $26 million in A and $8 million in BBB as of December 31, 2013, and $674 million in AAA, $116 million in AA, $40 million in A, and $9 million in BBB as of December 31, 2012. Commercial mortgage-backed securities collateralized by non-U.S. properties are immaterial for both years.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Financial Services Businesses

	December 31, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013	$2,445	$0	$0	$0	$0	$0	$0	$2,445
2012—2009	226	10	0	0	0	7	2	245
2008—2007	872	3	0	0	0	0	0	875
2006	1,298	1,693	0	0	27	0	0	3,018
2005	246	1,767	0	4	0	22	0	2,039
2004 & Prior	4	183	0	32	135	14	0	368

Total	$5,091	$3,656	$0	$36	$162	$43	$2	$8,990

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2013
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2012
	(in millions)
2013	$942	$382	$0	$9	$0	$1,333	$0
2012—2009	334	118	0	0	0	452	846
2008—2007	323	42	0	1	5	371	553
2006	1,009	29	0	0	0	1,038	1,301
2005	684	26	0	0	0	710	1,091
2004 & Prior	48	4	0	4	0	56	238

Total commercial mortgage-backed securities(2)(3)	$3,340	$601	$0	$14	$5	$3,960	$4,029

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2013, are downgraded super senior securities with amortized cost of $55 million in AA.
(3)	Included in the table above, as of December 31, 2013, are agency commercial mortgage-backed securities with amortized cost of $20 million in AAA and $542 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	December 31, 2013
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2012
	(in millions)
2013	$911	$375	$0	$8	$0	$1,294	$0
2012—2009	325	118	0	0	0	443	868
2008—2007	326	41	0	1	13	381	580
2006	1,032	30	0	0	0	1,062	1,375
2005	698	27	0	0	0	725	1,141
2004 & Prior	48	4	0	4	0	56	242

Total commercial mortgage-backed securities(2)	$3,340	$595	$0	$13	$13	$3,961	$4,206

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2013, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2013, are agency commercial mortgage-backed securities with fair value of $18 million in AAA and $534 million in AA.

The following table sets forth the amortized cost of our AAA commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by type and by year of issuance (vintage).

AAA Rated Commercial Mortgage-Backed Securities—Amortized Cost by Type and Vintage—Closed Block Business

	December 31, 2013
	Super Senior AAA Structures				Other AAA
Vintage	Super Senior (shorter duration tranches)	Super Senior (longest duration tranches)	Mezzanine	Junior	Other Senior	Other Subordinate	Other	Total AAA Securities at Amortized Cost
	(in millions)
2013	$942	$0	$0	$0	$0	$0	$0	$942
2012—2009	314	0	0	0	0	0	0	314
2008—2007	323	0	0	0	0	0	0	323
2006	277	732	0	0	0	0	0	1,009
2005	354	330	0	0	0	0	0	684
2004 & Prior	30	10	0	0	8	0	0	48

Total	$2,240	$1,072	$0	$0	$8	$0	$0	$3,320

(1)	Excluded from the table above, as of December 31, 2013, are agency commercial mortgage-backed securities with amortized cost of $20 million.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$179,543	$15,520	$2,811	$192,252	$189,129	$16,564	$1,037	$204,656
2	42,659	3,563	938	45,284	42,424	3,688	656	45,456

Subtotal High or Highest Quality Securities(5)	222,202	19,083	3,749	237,536	231,553	20,252	1,693	250,112
3	6,321	412	152	6,581	6,086	301	233	6,154
4	2,058	191	51	2,198	1,982	133	129	1,986
5	322	31	16	337	650	27	74	603
6	213	31	4	240	186	39	17	208

Subtotal Other Securities(6)(7)	8,914	665	223	9,356	8,904	500	453	8,951

Total Fixed Maturities	$231,116	$19,748	$3,972	$246,892	$240,457	$20,752	$2,146	$259,063

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2013 and 2012, 306 securities with amortized cost of $806 million (fair value, $831 million) and 104 securities with amortized cost of $793 million (fair value, $847 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $265 million of gross unrealized gains and $24 million gross unrealized losses as of December 31, 2013, compared to $310 million of gross unrealized gains and $67 million of gross unrealized losses as of December 31, 2012, on securities classified as held-to-maturity.
(4)	As of December 31, 2013, includes gross unrealized losses of $181 million on public fixed maturities and $42 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $401 million on public fixed maturities and $52 million on private fixed maturities considered to be other than high or highest quality.
(5)	On an amortized cost basis, as of December 31, 2013, includes $196,058 million of public fixed maturities and $26,144 million of private fixed maturities and, as of December 31, 2012, includes $206,966 million of public fixed maturities and $24,587 million of private fixed maturities.
(6)	On an amortized cost basis, as of December 31, 2013, includes $5,710 million of public fixed maturities and $3,204 million of private fixed maturities and, as of December 31, 2012, includes $5,416 million of public fixed maturities and $3,488 million of private fixed maturities.
(7)	On an amortized cost basis, as of December 31, 2013, securities considered below investment grade based on lowest of external rating agency ratings, totaled $10.5 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2013				December 31, 2012
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,521	$1,543	$307	$24,757	$23,197	$3,353	$114	$26,436
2	14,166	1,359	118	15,407	14,581	2,091	58	16,614

Subtotal High or Highest Quality Securities(3)	37,687	2,902	425	40,164	37,778	5,444	172	43,050
3	1,957	106	23	2,040	1,989	156	94	2,051
4	760	24	21	763	1,015	35	92	958
5	138	9	5	142	271	13	34	250
6	86	19	1	104	84	27	1	110

Subtotal Other Securities(4)(5)	2,941	158	50	3,049	3,359	231	221	3,369

Total Fixed Maturities	$40,628	$3,060	$475	$43,213	$41,137	$5,675	$393	$46,419

(1)	Includes, as of December 31, 2013 and 2012, 56 securities with amortized cost of $822 million (fair value, $837 million) and 51 securities with amortized cost of $885 million (fair value, $941 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of December 31, 2013, includes gross unrealized losses of $35 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2012, includes gross unrealized losses of $207 million on public fixed maturities and $14 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of December 31, 2013, includes $24,642 million of public fixed maturities and $13,045 million of private fixed maturities and, as of December 31, 2012, includes $23,884 million of public fixed maturities and $13,894 million of private fixed maturities.
(4)	On an amortized cost basis, as of December 31, 2013, includes $1,407 million of public fixed maturities and $1,534 million of private fixed maturities and, as of December 31, 2012, includes $1,603 million of public fixed maturities and $1,756 million of private fixed maturities.
(5)	On an amortized cost basis, as of December 31, 2013, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.2 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of two years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $3 million for both the years ended December 31, 2013 and 2012, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As of December 31, 2013, the Financial Services Businesses had no outstanding sell protection credit derivatives. As of December 31, 2012, the Financial Services Businesses had $1,065 million of outstanding notional amounts, reported at fair value as an asset of $2 million, where we have sold credit protection through credit derivatives. These amounts exclude a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 21 to the Consolidated Financial Statements for additional information regarding this derivative.

As of both December 31, 2013 and 2012, the Closed Block Business had $5 million of outstanding notional amounts, respectively, each reported at fair value as an asset of less than $1 million of exposure where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2013 and 2012, the Financial Services Businesses had $1.124 billion and $1.370 billion of outstanding notional amounts, reported at fair value as a liability of $33 million and $27 million, respectively. As of December 31, 2013 and 2012, the Closed Block Business had $275 million and $309 million of outstanding notional amounts, reported at fair value as a liability of $9 million and $8 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $29 million and $38 million for the years ended December 31, 2013 and 2012, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding other-than-temporary impairments for fixed maturity securities, see Note 2 to the Consolidated Financial Statements.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $150 million and $253 million for the years ended December 31, 2013 and 2012, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the years ended December 31, 2013 and 2012, were $35 million and $56 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $49 million and $74 million for the years ended December 31, 2013 and 2012, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the years ended December 31, 2013 and 2012, were $19 million and $40 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$697	$697	$938	$938
Fixed maturities:
Corporate securities	12,109	12,616	11,076	12,107
Commercial mortgage-backed securities	2,417	2,441	2,096	2,229
Residential mortgage-backed securities	1,857	1,830	1,965	2,026
Asset-backed securities	1,096	1,107	1,179	1,116
Foreign government bonds	579	596	683	708
U.S. government authorities and agencies and obligations of U.S. states	303	341	369	426

Total fixed maturities	18,361	18,931	17,368	18,612
Equity securities	913	1,199	943	1,040

Total trading account assets supporting insurance liabilities	$19,971	$20,827	$19,249	$20,590

As a percentage of amortized cost, 77% and 75% of the portfolio was publicly traded as of December 31, 2013 and 2012, respectively. As of both December 31, 2013 and 2012, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2013, $1.792 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $53 million secured by “ALT-A” mortgages, represented the remaining $65 million of residential mortgage-backed securities, of which 37% have credit ratings of A or better and 63% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	December 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$0	$0	$1	$1	$0	$0
Fixed maturities	576	612	166	185	533	452	127	139
Equity securities(1)	646	729	138	157	933	973	123	136

Total other trading account assets	$1,222	$1,341	$304	$342	$1,467	$1,426	$250	$275

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $576 million of fixed maturities attributable to the Financial Services Businesses as of December 31, 2013, on an amortized cost basis, are $165 million of asset-backed securities, 62% of which have credit ratings of A or above, 20% have BBB credit ratings, and the remaining 18% have BB and below credit ratings. Included in the $166 million of fixed maturities attributable to the Closed Block Business as of December 31, 2013, on an amortized cost basis, are $9 million of asset-backed securities, all of which have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2013 and 2012, respectively, we held approximately 10% and 9% of our general account investments in commercial mortgage and other loans. This percentage is net of a $212 million and $244 million allowance for losses as of December 31, 2013 and 2012, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	December 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$29,164	$9,677	$24,139	$9,666
Uncollateralized loans	1,259	44	1,833	0
Residential property loans	544	0	790	0
Other collateralized loans	330	0	47	0

Total commercial mortgage and other loans(1)	$31,297	$9,721	$26,809	$9,666

(1)	Excluded from the table above are commercial mortgage loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses primarily include collateralized structured loans and consumer loans.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on higher quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals are stable or improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as commercial mortgage market spreads have generally tightened. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. Commercial real estate fundamentals continue to improve while employment growth has been modest, and delinquency rates on our commercial mortgage loans remain low, from an historic standpoint, and are stable. For additional information, see “—Realized Investment Gains and Losses” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	December 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$9,089	31.1%	$3,230	33.4%	$7,600	31.5%	$3,423	35.4%
South Atlantic	5,671	19.4	1,711	17.7	4,846	20.1	1,814	18.8
Middle Atlantic	3,855	13.3	1,924	19.9	3,706	15.3	2,050	21.2
East North Central	2,678	9.2	725	7.4	2,000	8.3	570	5.9
West South Central	2,828	9.7	823	8.6	2,220	9.2	730	7.6
Mountain	1,448	5.0	278	2.9	1,254	5.2	350	3.6
New England	1,026	3.5	412	4.2	638	2.6	323	3.3
West North Central	555	1.9	104	1.1	466	1.9	137	1.4
East South Central	296	1.0	137	1.4	305	1.3	142	1.5

Subtotal-U.S.	27,446	94.1	9,344	96.6	23,035	95.4	9,539	98.7
Asia	723	2.5	0	0.0	648	2.7	0	0.0
Other	995	3.4	333	3.4	456	1.9	127	1.3

Total commercial and agricultural mortgage loans	$29,164	100.0%	$9,677	100.0%	$24,139	100.0%	$9,666	100.0%

	December 31, 2013				December 31, 2012
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,778	19.8%	$1,612	16.7%	$5,832	24.1%	$1,804	18.7%
Retail	6,085	20.9	2,612	27.0	5,449	22.6	2,658	27.5
Office	5,389	18.5	2,359	24.4	4,459	18.5	2,363	24.4
Apartments/Multi-Family	6,031	20.7	1,287	13.3	3,879	16.1	1,159	12.0
Other	2,806	9.6	653	6.7	2,203	9.1	598	6.2
Agricultural properties	1,598	5.4	585	6.0	1,468	6.1	645	6.7
Hospitality	1,477	5.1	569	5.9	849	3.5	439	4.5

Total commercial and agricultural mortgage loans	$29,164	100.0%	$9,677	100.0%	$24,139	100.0%	$9,666	100.0%

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

As of December 31, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.22 times, and a weighted average loan-to-value ratio of 57%. As of December 31, 2013, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2013, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.09 times, and a weighted average loan-to-value ratio of 52%. As of December 31, 2013, approximately all of the commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2013, the weighted average debt service coverage ratio was 2.49 times and the weighted average loan-to-value ratio was 61%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.7 billion and $0.5 billion of such loans as of December 31, 2013 and 2012, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion of such loans as of both December 31, 2013 and 2012, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized; however, improvement in the general risk profile of our overall commercial mortgage loan portfolio has enabled us to pursue incremental volume in this area. As of December 31, 2013, there are no loan-specific reserves related to these loans attributable to either the Financial Services Businesses or the Closed Block Business. In addition, these pre-stabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$15,202	$536	$144	$15,882
60%—69.99%	8,645	308	68	9,021
70%—79.99%	3,176	310	188	3,674
Greater than 80%	234	129	224	587

Total commercial and agricultural mortgage loans	$27,257	$1,283	$624	$29,164

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	December 31, 2013
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$5,905	$198	$34	$6,137
60%—69.99%	2,471	71	27	2,569
70%—79.99%	674	112	29	815
Greater than 80%	78	30	48	156

Total commercial and agricultural mortgage loans	$9,128	$411	$138	$9,677

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of December 31, 2013.

	December 31, 2013
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2013	$8,809	30.2%	$1,502	15.5%
2012	4,732	16.2	1,817	18.8
2011	4,711	16.2	1,406	14.5
2010	2,813	9.6	1,020	10.5
2009	856	2.9	335	3.5
2008	1,573	5.4	545	5.6
2007 & Prior	5,670	19.5	3,052	31.5

Total commercial and agricultural mortgage loans	$29,164	100.0%	$9,677	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2013.

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2014	$712	2.4%	$352	3.6%
Maturing in 2015	2,057	6.6	510	5.3
Maturing in 2016	3,479	11.1	888	9.1
Maturing in 2017	2,728	8.7	673	6.9
Maturing in 2018	4,385	14.0	1,254	12.9
Maturing in 2019	2,142	6.8	609	6.3
Maturing in 2020	3,393	10.8	1,050	10.8
Maturing in 2021	2,554	8.2	971	10.0
Maturing in 2022	1,916	6.1	983	10.1
Maturing in 2023	2,411	7.7	682	7.0
Maturing in 2024	661	2.1	334	3.4
Maturing in 2025 and beyond	4,859	15.5	1,415	14.6

Total commercial mortgage and other loans	$31,297	100.0%	$9,721	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $31,297 million and $26,809 million as of December 31, 2013 and 2012, respectively. As a percentage of recorded investment gross of allowance, 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9,721 million and $9,666 million as of December 31, 2013 and 2012, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$186	$58	$250	$60
Addition to/(release of) allowance for losses	10	(7)	(11)	(2)
Charge-offs, net of recoveries	(27)	(3)	(51)	0
Change in foreign exchange	(5)	0	(2)	0

Allowance, end of period	$164	$48	$186	$58

Loan specific reserve	$11	$3	$41	$7
Portfolio reserve	$153	$45	$145	$51

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

Equity Securities—Financial Services Businesses

	December 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$32	$4	$1	$35	$15	$2	$0	$17
Mutual fund common stocks(1)	2,245	562	8	2,799	1,874	516	0	2,390
Other common stocks	2,277	920	12	3,185	2,392	274	42	2,624

Total equity securities(2)	$4,554	$1,486	$21	$6,019	$4,281	$792	$42	$5,031

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	December 31, 2013				December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$1	$1	$0	$2	$10	$2	$0	$12
Mutual fund common stocks	8	6	0	14	0	0	0	0
Common stocks	2,433	1,443	8	3,868	2,447	779	13	3,213

Total equity securities	$2,442	$1,450	$8	$3,884	$2,457	$781	$13	$3,225

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. For additional information regarding our policies regarding other-than-temporary impairments for equity securities see Note 2 to the Consolidated Financial Statements.

Impairments of equity securities attributable to the Financial Services Businesses were $12 million and $104 million for the years ended December 31, 2013 and 2012, respectively. Impairments of equity securities attributable to the Closed Block Business were $3 million and $21 million for years ended December 31, 2013 and 2012, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, as of the dates indicated.

	December 31, 2013		December 31, 2012
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$277	$481	$320	$504
Non-real estate-related	4,141	1,863	3,861	1,538
Real estate held through direct ownership(1)	1,559	0	1,602	0
Other(2)	1,195	(320)	882	(30)

Total other long-term investments	$7,172	$2,024	$6,665	$2,012

(1)	Primarily includes investments in office buildings within our Japanese insurance operations.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

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

	December 31,
	2013	2012
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$242	$272
Private, available-for-sale, at fair value	73	93
Other trading account assets, at fair value(1)	4,770	4,627
Equity securities, available-for-sale, at fair value	7	21
Commercial mortgage and other loans, at book value(2)	202	502
Other long-term investments	1,132	1,351
Short-term investments	392	62

Total investments	$6,818	$6,928

(1)	Primarily related to assets associated with consolidated variable interest entities for which the Company is the investment manager as well as our derivative operation used to manage interest rate, foreign currency, credit and equity exposures. For further information on these consolidated variable interest entities, see Note 5 to the Consolidated Financial Statements.
(2)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

	December 31,
	2013	2012
	($ in millions)
Interim Loan Portfolio:
Principal balance of loans outstanding	$23	$239
Allowance for credit or valuation-related losses	$2	$14
Weighted average loan-to-value ratio(1)	95%	91%
Weighted average debt service coverage ratio(1)	1.12	1.25

(1)	A stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios.

As of December 31, 2013, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and competitive risk-based capital ratios and solvency margins for our insurance subsidiaries under various stress scenarios.

On September 19, 2013, the Financial Stability Oversight Council made a final determination that Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, on July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified the Company as a global systemically important insurer. See “—Executive Summary—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” for information on these recent actions and their impact.

During 2013, we took the following significant actions that impacted our liquidity and capital position:

•	We repositioned Prudential Financial’s capital structure through a $1.1 billion net reduction in senior notes outstanding and a $0.3 billion net increase in junior subordinated notes outstanding;

•	We repurchased $750 million of shares of our Common Stock and declared aggregate Common Stock dividends of $810 million;

•	We made an investment in our Individual Life business through our acquisition of the Hartford Life Business;

•

We augmented our alternative sources of liquidity by entering into a put option agreement giving Prudential Financial the right to issue up to $1.5 billion of senior notes due November 2023 to a trust entity at any time over a ten-year period in return for principal and interest strips of U.S. Treasury securities;

•	We obtained an additional $2.5 billion of capacity for the financing of non-economic reserves required to be held by our domestic insurance subsidiaries under Regulation XXX and Guideline AXXX; and

•	We extended the expiration dates of our three-year and five-year syndicated credit facilities to November 2016 and November 2018, respectively.

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

Capital Governance

Our capital management framework is ultimately reviewed and approved by our Board of Directors. The Board has adopted a capital management policy that authorizes our Chairman and Chief Executive Officer and Vice Chairman to approve certain capital actions on behalf of the Company and to further delegate authority with respect to capital actions to appropriate officers. Any capital commitment that exceeds the authority granted to senior management under the capital management policy is separately authorized by the Board.

In addition, our Capital and Finance Committee (“CFC”) reviews the use and allocation of capital above certain threshold amounts to promote the efficient use of capital, consistent with our strategic objectives, ratings aspirations and other goals and targets. This management committee provides a multi-disciplinary due diligence review of specific initiatives or transactions requiring the use of capital, including all mergers and acquisitions. The CFC also evaluates our annual capital and financing plan (and quarterly updates to this plan), as well as our capital, liquidity and financial position, borrowing plans, and related matters prior to the discussion of these items with the Board of Directors.

Capitalization

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and outstanding capital debt, including junior subordinated debt, of the Financial Services Businesses. As shown in the table below, as of December 31, 2013, the Financial Services Businesses had $35.5 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2013	2012
	(in millions)
Attributed Equity(1)	$25,299	$27,016
Junior subordinated debt (i.e. hybrid securities)	4,884	4,594
Other capital debt	5,345	6,049

Total capital	$35,528	$37,659

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

Insurance Regulatory Capital

We manage Prudential Insurance, Prudential of Japan, Gibraltar Life and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets.

The Risk-Based Capital, or RBC, ratio is a primary measure of the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business, and our other domestic insurance subsidiaries. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners, or NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities but is available to the public.

Effective for the year ended December 31, 2013, the NAIC has adopted a change to the methodology for calculating RBC risk charges associated with commercial and agricultural mortgage loans. Prior to the adoption of this methodology change, the risk charges were calculated based on an insurance company’s portfolio level experience as compared to an industry average. The newly adopted change considers each loan’s risk in the calculation of these risk charges. This methodology applies to each of Prudential Financial’s U.S. insurance subsidiaries.

The RBC ratios for Prudential Insurance and Prudential Annuities Life Assurance Corporation were 456% and 421%, respectively, as of December 31, 2012. As of December 31, 2013, the ratios for both of these subsidiaries were greater than 400%, including the impact of the aforementioned change in methodology for calculating RBC risk charges associated with commercial and agricultural mortgage loans.

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

The solvency margins for Prudential of Japan and Gibraltar Life were 749% and 896%, respectively, as of March 31, 2013, the most recent statutory fiscal year-end. As of December 31, 2013, the solvency margins for both of these subsidiaries were greater than 700%.

All of our domestic and international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

The regulatory capital levels of our domestic and international insurance subsidiaries can be materially impacted by interest rates, equity market and real estate market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of our investment portfolio, foreign exchange rate movements and business growth, among other items. In addition, particularly for our domestic insurance subsidiaries, the recapture of business subject to third-party reinsurance arrangements due to, for example, defaults by, or credit quality migration affecting, the third-party reinsurers could negatively impact regulatory capital.

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Executive Summary—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products, and if we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

We evaluate the regulatory capital of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements.

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

Captive Reinsurance Companies

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives, typically through net worth maintenance agreements, and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial may guarantee certain of the captives’ obligations.

Recently, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. See “—Financing Activities—Subsidiary borrowings—Financing of regulatory reserves associated with domestic life insurance products” below for additional information on our financing activities related to Regulation XXX and Guideline AXXX.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables us to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and access to liquidity to support this hedging program. However, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we hold on-balance sheet capital and maintain access to committed sources of capital that are available to meet these needs as they arise.

We reinsure 90% of the short-term risks of Prudential Insurance’s Closed Block Business to a captive reinsurance company domiciled in New Jersey. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term statutory surplus volatility within Prudential Insurance resulting from the Closed Block Business, including volatility caused by the impact of any unrealized mark-to-market losses and realized credit losses within its investment portfolio. To support the captive’s funding obligations under the reinsurance arrangement, we maintain a $2.0 billion letter of credit facility with unaffiliated financial institutions through which the captive can obtain a letter of credit during an availability period expiring in October 2015. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under the letter of credit. Because experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that a draw under the letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions similar to those described under “Credit Facilities” below.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

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

In the first quarter of 2013, Prudential Financial moved to a quarterly Common Stock dividend schedule. Previously, Common Stock dividends were paid on an annual basis. The following table sets forth information about repurchases of shares of Prudential Financial’s Common Stock, as well as declarations of Common Stock dividends, for each of the quarterly periods in 2013 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2013	$0.53	$247	2.9	$250
September 30, 2013	$0.40	$187	3.2	$250
June 30, 2013	$0.40	$188	3.9	$250
March 31, 2013	$0.40	$188	—	$—

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2012	$1.60	$749	11.5	$650
December 31, 2011	$1.45	$689	19.8	$1,000
December 31, 2010	$1.15	$564	—	$—
December 31, 2009	$0.70	$327	—	$—

In addition, on February 11, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock, payable on March 20, 2014. As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the FRB. Prudential Financial’s compliance with these and other requirements under Dodd-Frank could limit its ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Finance Committee of the Board of Directors.

To mitigate the risk of having limited or no access to financing due to stressed market conditions, we generally prefund capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. Liquidity risk is further mitigated by our access to the alternative sources of liquidity discussed below.

Liquidity of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends and returns of capital from subsidiaries, repayments of operating loans from subsidiaries and cash and short-term investments. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under Board authority.

As of December 31, 2013, Prudential Financial had cash and short-term investments of $5,555 million, a decrease of $3,008 million from 2012. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,354 million as of December 31, 2013, a decrease of $1,073 million from December 31, 2012.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Year Ended December 31,
	2013	2012
	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,007	$2,862
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,210	3,075
Proceeds from the issuance of long-term senior debt	1,050	0
Proceeds from stock-based compensation and exercise of stock options	538	308
Net receipts under intercompany loan agreements(2)(3)	421	1,205
Interest income from subsidiaries on intercompany agreements, net of interest paid	369	406
Proceeds from short-term debt, net of repayments	78	0
Repayment of funding agreements from Prudential Insurance	0	525
Net proceeds from external financing agreement(4)	0	244
Other, net(5)	0	197

Total sources	6,673	8,822

Uses:
Capital contributions to subsidiaries(6)	1,760	1,912
Maturities of long-term senior debt, excluding retail medium-term notes	1,581	850
Interest paid on external debt	1,028	1,010
Repayments of junior subordinated debt (hybrid securities)	920	0
Common Stock dividends(7)	828	749
Share repurchases(8)	738	650
Repayment of retail medium-term notes	615	1,741
Net income tax payments	246	0
Class B Stock dividends	19	19
Other, net	11	0

Total uses	7,746	6,931

Net increase (decrease) in cash and short-term investments	$(1,073)	$1,891

(1)	2013 includes dividends and/or returns of capital of $1,642 million from international subsidiaries, $441 million from asset management subsidiaries, $338 million from an investment subsidiary, $391 million from Prudential Annuities Holding Company, of which $284 million was from Prudential Annuities Life Assurance Corporation, and $195 million from other subsidiaries. 2012 includes dividends and/or returns of capital of $865 million from international subsidiaries, $646 million from asset management subsidiaries, $600 million from Prudential Insurance, $408 million from Prudential Annuities Life Assurance Corporation, $230 million from Prudential Bank & Trust and $113 million from other subsidiaries.
(2)	2013 includes net repayments of $282 million by Pruco Life Insurance Company, $200 million by Prudential Annuities Life Assurance Corporation and $176 million by asset management subsidiaries, net proceeds of $351 million from the issuance of notes to Gibraltar Life and $108 million from the issuance of notes to Prudential of Japan, and net repayments of $47 million from other subsidiaries, offset by net borrowings of $743 million by PrucoRe. 2012 includes net proceeds of $395 million from the issuance of notes to Prudential of Japan, partially offset by a repayment of $20 million to Prudential Holdings, LLC. 2012 also includes net repayments of $558 million by asset management subsidiaries, $200 million by Prudential Annuities Life Assurance Corporation, $188 million by Pruco Re and $42 million by other subsidiaries, partially offset by net borrowings of $164 million by Pruco Life Insurance Company.
(3)	Amounts for 2012 have been reclassified to conform to current period presentation, which excludes amounts related to our intercompany liquidity account.
(4)	Represents repayments in 2012 associated with transitional financing agreements provided in connection with the sale of the real estate brokerage franchise and relocation business in 2011.
(5)	2012 primarily includes tax settlements pursuant to the tax allocation agreement between Prudential Financial and its subsidiaries, net of estimated tax payments to the Internal Revenue Service.
(6)	2013 includes capital contributions of $712 million to Prudential Insurance, of which $615 million was paid to The Hartford in connection with our acquisition of its life insurance business, $618 million to international subsidiaries, $309 million to Pruco Re, $25 million to asset management subsidiaries and $96 million to other subsidiaries. 2012 includes capital contributions of $1,431 million to Pruco Re, $406 million to international insurance subsidiaries, $31 million to asset management subsidiaries and $44 million to other subsidiaries.
(7)	2013 includes cash payments made on dividends declared in prior periods.
(8)	2013 excludes $12 million related to trades that settled in January 2014.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements for details on specific dividend restrictions.

Domestic insurance subsidiaries.    Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance, or NJDOBI. Any distributions above this amount in any 12-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. In May 2013, Prudential Insurance paid an ordinary dividend of $232 million to its parent, Prudential Holdings, LLC, which amount remained at Prudential Holdings. In June 2013, Prudential Insurance paid an ordinary dividend in the form of real property, with a value of $42 million, which was ultimately contributed to a subsidiary of Prudential Financial related to the development of a new office building located in Newark, New Jersey.

The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. In 2013, Prudential Annuities Life Assurance Corporation paid extraordinary dividends of $284 million to Prudential Financial. In 2013, Prudential Retirement Insurance and Annuity Company paid an ordinary dividend of $226 million and an extraordinary dividend of $89 million to its parent, Prudential Insurance. In 2013, Pruco Life Insurance Company paid ordinary dividends of $423 million to its parent, Prudential Insurance.

International insurance subsidiaries.    Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2014, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable.

Although Gibraltar Life may be able to pay common stock dividends under these regulatory restrictions, we do not anticipate receiving common stock dividends for several years as Gibraltar Life may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. In 2013, Prudential of Japan paid a dividend of ¥25.0 billion, or approximately $255 million, to its parent, Prudential Holdings of Japan. In 2013, Gibraltar Life repaid subordinated debt of ¥6.7 billion, or approximately $68 million, paid a dividend of ¥16.9 billion, or approximately $170 million, on its preferred stock, and redeemed a portion of its preferred stock for ¥21.8 billion, or approximately $214 million, in each case to its parent, Prudential Holdings of Japan. Additionally, Prudential of Korea paid a dividend of (Won)70.0 billion or approximately $63 million to its parent, Prudential International Insurance Holdings Ltd. Approximately $724 million of these distributions were ultimately sent to Prudential Financial.

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

Domestic insurance operations.    In managing the liquidity of our domestic insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers. The following table sets forth the liabilities for future policy benefits and policyholders’ account balances of certain of our domestic insurance subsidiaries as of the dates indicated.

	December 31,
	2013	2012
	(in billions)
Prudential Insurance	$160.0	$152.6
PRIAC	24.3	24.1
Other(1)	5.5	12.7

Total future policy benefits and policyholders’ account balances	$189.8	$189.4

(1)	Includes Prudential Annuities Life Assurance Corporation (“PALAC”) and Pruco Life Insurance Company (“Pruco Life”). Amounts are reflected net of reinsurance recoverables.

The liabilities presented above are primarily supported by invested assets in our general account. As noted above, when selecting assets to support these contractual obligations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions. As a result, assets will include both liquid assets, as discussed below, and other assets that we believe adequately support our liabilities.

For Prudential Insurance and other subsidiaries, the liabilities presented above primarily include annuity reserves and deposit liabilities and individual life insurance policy reserves. Individual life insurance policies are less susceptible to withdrawal than our annuity contracts because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Prudential Insurance’s reserves for group annuity contracts primarily relate to the significant pension risk transfer transactions that closed in the fourth quarter of 2012. These contracts are generally not subject to early withdrawal. For our individual annuity contracts, to encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. The living benefit features of our variable annuities also encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

For PRIAC, the liabilities presented above primarily include reserves for group annuity contracts. Although many of these contracts are subject to discretionary withdrawal, withdrawals are typically at the market value of the underlying assets. Risk is further reduced by the high persistency of clients driven in part by our strong competitive position in our target markets and contractual provisions such as deferred payouts.

Gross account withdrawals for our domestic insurance operations’ products in 2013 were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2013	2012
	(in billions)
Prudential of Japan(1)	$34.6	$36.4
Gibraltar Life(2)	91.3	103.8
All other international insurance subsidiaries(3)	10.9	9.5

Total general account insurance-related liabilities (other than dividends payable to policyholders)	$136.8	$149.7

(1)	As of December 31, 2013 and 2012, $6.5 billion and $5.7 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.
(2)	Includes Prudential Gibraltar.
(3)	Represents our international insurance operations, excluding Japan.

The liabilities presented above are primarily supported by invested assets in our general account. When selecting assets to support these contractual obligations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions. As a result, assets will include both liquid assets, as discussed below, and other assets that we believe adequately support our liabilities.

We believe most of the longer-term recurring pay individual life insurance policies sold by our Japanese operations do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process to obtain a new insurance policy. In addition, we utilize market value adjustment features to mitigate the profitability impact and timing of withdrawals of funds by customers. As of December 31, 2013, products with a market value adjustment feature represented $20.1 billion of our Japan operations’ insurance-related liabilities.

Recently, Gibraltar Life has discontinued sales of its yen-denominated single premium reduced death benefit whole life product that has a greater savings component. This product is more susceptible to increased levels of surrenders if interest rates increase in Japan, which may result in losses. As of December 31, 2013, yen-denominated single premium reduced death benefit whole life products represented $9.6 billion of our Japan operations’ insurance-related liabilities. Gibraltar Life also sells fixed annuities denominated in U.S. and Australian dollars that may be subject to increased surrenders should these currencies appreciate in relation to the yen and interest rates in Australia and the U.S. decline relative to Japan. As of December 31, 2013, fixed annuities denominated in U.S. and Australian dollars represented $19.3 billion of our Japan operations’ insurance-related liabilities, of which $18.3 billion include a market value adjustment feature which mitigates the profitability impact from surrenders.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2013
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$6.9	$0.8	$0.6	$8.3	$7.4
Fixed maturity investments:
High or highest quality	121.9	19.0	8.3	149.2	158.6
Other than high or highest quality	8.5	1.4	0.6	10.5	10.0

Subtotal	130.4	20.4	8.9	159.7	168.6
Public equity securities	4.3	0.0	0.0	4.3	3.6

Total	$141.6	$21.2	$9.5	$172.3	$179.6

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2013
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2012
	(in billions)
Cash and short-term investments	$0.7	$2.2	$0.4	$3.3	$5.2
Fixed maturity investments:
High or highest quality(3)	26.5	84.7	12.3	123.5	134.9
Other than high or highest quality	0.4	2.2	0.2	2.8	2.5

Subtotal	26.9	86.9	12.5	126.3	137.4
Public equity securities	1.7	2.3	0.4	4.4	3.8

Total(4)	$29.3	$91.4	$13.3	$134.0	$146.4

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $123.5 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of December 31, 2013, $86.5 billion, or 70%, were invested in government or government agency bonds.
(4)	The decline in liquid assets from December 31, 2012 was driven by depreciation of the yen relative to the U.S. dollar, partly offset by business growth.

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

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As discussed in “Captive Reinsurance Companies” above, we reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to Pruco Re. This enables us to execute our living benefit hedging program primarily within a single legal entity. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other over the counter equity and interest rate derivatives to hedge optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to liquidity to meet its payment obligations under these hedging arrangements, such as payments for periodic settlements, purchases, maturities, terminations and breakage. Pruco Re’s liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and other affiliates.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of December 31, 2013, the living benefit hedging derivatives were in a net posting position of $0.4 billion compared to a net receive position of $4.4 billion as of December 31, 2012. The change in position was primarily driven by rising interest rates and equity market appreciation.

Additionally, in certain cases, state insurance law requires reinsurers, such as Pruco Re, to collateralize their obligations under a reinsurance agreement to permit the ceding company to claim statutory reinsurance reserve credit for the business ceded. Because our subsidiaries Pruco Life and, effective August 31, 2013, PALAC are domiciled in the State of Arizona (as is Pruco Re), they are able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. However, Pruco Re must post collateral with respect to business ceded to it by our subsidiary Pruco Life Insurance Company of New Jersey. We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be pledged can vary substantially due to changes in equity markets, interest rates, actuarial assumptions and other factors. As of December 31, 2013, the statutory reserve credit trusts required collateral of $7 million, a decrease of $2.2 billion from December 31, 2012, primarily due to the re-domestication of PALAC to the State of Arizona effective August 31, 2013.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the Japanese yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. For further information on our hedging strategies, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” Our hedging strategies, which include both internal and external hedging programs, may impact the liquidity positions of both Prudential Financial and our international insurance subsidiaries.

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge changes in the market value of U.S. dollar-denominated investments held on the books of these yen-based entities attributable to changes in the yen-dollar exchange rate. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity. Absent an internal hedge, changes in the market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2013, Prudential Financial received $831 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of December 31, 2013, the market value of the internal hedges was an asset of $867 million due from the yen-based subsidiaries. A significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge a portion of our prospective non-U.S. dollar-denominated earnings streams and, to a lesser extent, our U.S. dollar-equivalent equity. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During 2013, the Company received $74 million of net cash settlements related to these external hedges. As of December 31, 2013, the net asset related to these external foreign currency hedges was $780 million. A significant depreciation in the yen and other foreign currencies could result in net cash inflows to the Company, while a significant appreciation in the yen and other foreign currencies could result in net cash outflows from the Company.

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

The principal sources of liquidity for our strategic investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations during 2013.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the alternative sources of liquidity described below:

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

	December 31, 2013			December 31, 2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,128	$3,770	$7,898	$3,436	$2,382	$5,818
Cash collateral for loaned securities	4,230	810	5,040	2,864	1,077	3,941
Securities sold but not yet purchased	56	0	56	0	0	0

Total(1)	$8,414	$4,580	$12,994	$6,300	$3,459	$9,759

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$6,503	$2,273	$8,776	$4,536	$1,566	$6,102
Weighted average maturity, in days(2)	39	71		25	67

(1)	The daily weighted average outstanding for the twelve months ended December 31, 2013 and 2012, was $7,044 million and $6,695 million, for the Financial Services Businesses and $4,219 million and $4,303 million, for the Closed Block Business, respectively.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $3.2 billion during 2013, as recent growth in our portfolio of invested assets was utilized to take advantage of attractive financing and investment opportunities.

As of December 31, 2013, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $76.8 billion, of which $10.7 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2013, we believe approximately $20.7 billion of the remaining eligible assets are readily lendable, of which approximately $14.6 billion relates to the Financial Services Businesses.

In addition, as of December 31, 2013, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $718 million of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Membership in the Federal Home Loan Banks

Prudential Insurance is a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. Based on regulatory limitations, as of December 31, 2013, Prudential Insurance had an estimated maximum borrowing capacity of $6.5 billion under the FHLBNY facility, of which $2.2 billion was outstanding.

PRIAC is a member of the Federal Home Loan Bank of Boston, or FHLBB, which provides PRIAC access to collateralized advances from the FHLBB. Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department (the “CT Department”), the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $230 million, none of which was outstanding as of December 31, 2013. Previously, the CT Department provided an advance consent to PRIAC, permitting it to pledge up to $2.6 billion in assets to secure FHLBB borrowings, resulting in a maximum borrowing capacity under the facility of approximately $1.7 billion; however, this consent expired as of December 31, 2013.

Borrowings under these facilities are subject to the FHLBNY’s and the FHLBB’s discretion and require the availability of qualifying assets at Prudential Insurance and PRIAC. For further information, see Note 14 to our Consolidated Financial Statements.

Commercial Paper Programs

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings generally have been used to fund the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program. As of December 31, 2013, Prudential Financial and Prudential Funding had outstanding borrowings of $190 million and $460 million, respectively, under these commercial paper programs. For further information, see Note 14 to our Consolidated Financial Statements.

Credit Facilities

We have access to an aggregate of $3.75 billion of syndicated, unsecured committed credit facilities, which includes a $2 billion five-year facility that has Prudential Financial as borrower and a $1.75 billion three-year facility that has both Prudential Financial and Prudential Funding as borrowers. In November 2013, we agreed with the lenders to extend the expiration dates of the five-year facility to November 2018 and the three-year facility to November 2016. The facilities may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. There were no outstanding borrowings under these credit facilities as of December 31, 2013 or as of the date of this filing.

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

Put Option Agreement for Senior Debt Issuance

In November 2013, we entered into a ten-year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Prudential Financial the right to sell to the trust at any time up to $1.5 billion of 4.419% senior notes due November 2023 and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.777% per annum applied to the unexercised portion of the put option. The put option agreement with the trust provides Prudential Financial with a source of liquid assets. We will determine the use of proceeds from any exercise of the put option at the time of exercise. For example, proceeds could be used to meet general liquidity needs and/or to meet the capital requirements of our subsidiaries.

The put option described above will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if our failure to pay is not cured within 30 days, and upon an event involving our bankruptcy. We are also required to exercise the put option if our consolidated stockholders’ equity, calculated in accordance with GAAP but excluding accumulated other comprehensive income (loss), falls below $7 billion, subject to adjustment in certain cases. We have a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for principal and interest strips of U.S. Treasury securities. Finally, any of the 4.419% senior notes that we issue may be redeemed by us prior to their maturity at par or, if greater, a make-whole price, following a voluntary exercise in full of the put option.

Financing Activities

As of December 31, 2013 and 2012, total short- and long-term debt of the Company on a consolidated basis was $26.2 billion and $27.2 billion, respectively. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2013			December 31, 2012
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper(1)	$190	$460	$650	$113	$359	$472
Current portion of long-term debt and other(2)(3)	1,531	413	1,944	1,734	203	1,937

Subtotal	1,721	873	2,594	1,847	562	2,409

General obligation long-term debt:
Senior debt(3)(4)	11,462	1,466	12,928	12,404	1,916	14,320
Junior subordinated debt	4,884	0	4,884	4,594	0	4,594
Surplus notes(5)	0	4,141	4,141	0	4,140	4,140

Subtotal	16,346	5,607	21,953	16,998	6,056	23,054

Total general obligations	18,067	6,480	24,547	18,845	6,618	25,463

Limited recourse borrowing(6):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,600	1,600	0	1,675	1,675

Total limited recourse borrowings	0	1,675	1,675	0	1,750	1,750

Total borrowings	$18,067	$8,155	$26,222	$18,845	$8,368	$27,213

(1)	See “—Alternative Sources of Liquidity” above for a discussion on our use of commercial paper
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at December 31, 2012. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(3)	Does not include $2,381 million and $1,780 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2013 and 2012, respectively, or $1.9 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York at both December 31, 2013 and 2012. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Notes 10 and 14 to the Consolidated Financial Statements
(4)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both December 31, 2013 and 2012. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(5)	Amounts are net of assets under set-off arrangements of $2,400 million and $1,000 million, as of December 31, 2013 and 2012, respectively
(6)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements for additional information.

As of December 31, 2013 and 2012, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on the terms of our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $10.2 billion and $10.6 billion as of December 31, 2013 and 2012, respectively. Investment-related debt of $9.9 billion and $10.5 billion as of December 31, 2013 and 2012, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, including funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our asset management business.

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

Prudential Financial primarily issues senior debt under its Medium-Term Note, Series D program that currently has an authorized issuance capacity of $20.0 billion, of which approximately $8.5 billion remained available as of December 31, 2013. Prudential Financial also maintains a retail medium-term notes program, including InterNotes®, that has an authorized issuance capacity of $5.0 billion, of which approximately $4.7 billion remained available as of December 31, 2013. The weighted average interest rate on Prudential Financial’s senior notes, including the effect of interest rate hedging activity, was 5.39% and 5.27% for the years ended December 31, 2013 and 2012, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial has $4.9 billion of junior subordinated notes outstanding as of December 31, 2013, that are considered hybrid securities and receive enhanced equity treatment from the rating agencies. See Note 14 to our Consolidated Financial Statements for a description of the key terms of our junior subordinated notes.

Prudential Financial borrowings of $18.1 billion decreased $0.8 billion from December 31, 2012, driven by $1.6 billion of maturities of medium-term notes, the redemption of all of our $920 million 9.0% Junior Subordinated Notes due 2068 and the repayment of $615 million aggregate principal amount of retail notes, partially offset by the issuance of $1.2 billion of junior subordinated debt and the issuance of $1.1 billion of medium-term notes. As of December 30, 2013, $292 million of retail notes remained outstanding with no option to redeem at par.

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

From 2011 through 2013, we entered into agreements with external counterparties providing for the issuance and sale of up to an aggregate of $2.0 billion of ten-year surplus notes by one of our captive reinsurance subsidiaries. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by our domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2013, an aggregate of $1.5 billion of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, another captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note in an aggregate principal amount of up to $2.0 billion in order to finance non-economic reserves required to be held by our domestic insurance subsidiaries under Guideline AXXX. The agreements contemplate that additional external counterparties may be added to this facility in the future which could increase the size of the facility to $3.0 billion. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit linked notes issued by a special purpose affiliate in an aggregate principal amount equal to the surplus note. As above, the principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2013, an aggregate of $900 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

Under each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Other captive reinsurance subsidiaries have outstanding an additional $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance non-economic reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these captives at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of the surplus notes. As of both December 31, 2013 and 2012, there were no collateral postings made under these derivative instruments. In addition, another captive reinsurance subsidiary has issued an aggregate amount of $3.3 billion of notes to affiliates of the Company in order to finance non-economic reserves under Guideline AXXX.

The surplus notes described above are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval. The payment of interest on the surplus notes has been approved by the regulator, subject to its ability to withdraw that approval.

As we continue to underwrite term and universal life insurance business, including through the recently-acquired Hartford Life Business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2014. We had sufficient financing resources in place to meet our financing needs under Regulation XXX in 2013, and we are currently pursuing a solution to address Regulation XXX financing needs generated by our sale of term life insurance policies during 2014 based on expected sales levels.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	5/9/2013	12/11/2013	7/11/2013	7/25/2013
Current outlook	Stable	Stable(5)	Stable	Stable

Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A1	A+
Pruco Life Insurance Company	A+	AA-	A1	A+
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A1	A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	AA-	NR	NR
Prudential Life Insurance Co. of Taiwan, Inc.(6)	NR	twAA+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F2
Long-term senior debt	a-	A	Baa1	BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa2	BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A3	A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1
Long-term senior debt	a+	AA-	A2	A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A1	A+

*	“NR” indicates not rated.
(1)	A.M. Best Company , which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “S (Suspended).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “C (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.
(6)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was issued on December 18, 2013 by Taiwan Ratings Corporation, a partner of S&P.

The ratings set forth above reflect current opinions of each rating agency. Each rating should be evaluated independently of any other rating. These ratings are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. These ratings are reviewed periodically and may be changed at any time by the rating agencies. As a result, there can be no assurance that we will maintain our current ratings in the future.

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, Moody’s, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Moody’s, A.M. Best and Fitch have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2013 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $68 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to our Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.6 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate, that we estimate would result in annual cash outflows of approximately $9 million, or collateral posting in the form of cash or securities to be held in a trust. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

In view of the difficulties experienced in recent years by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. In addition, actions we might take to access third party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

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

On December 11, 2013, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of Prudential’s core subsidiaries at “AA-”. All U.S. ratings have stable outlooks, while our Japanese subsidiaries have negative outlooks due to a negative outlook on the Japan sovereign rating.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2013. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2014	2015-2016	2017-2018	2018 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$46,691	$3,880	$7,017	$6,171	$29,623
Operating lease obligations(2)	509	140	172	107	90
Purchase obligations:
Commitments to purchase or fund investments(3)	5,461	3,704	829	455	473
Commercial mortgage loan commitments(4)	2,365	1,379	405	160	421
Other liabilities:
Insurance liabilities(5)	1,251,950	47,928	79,721	81,810	1,042,491
Other(6)	13,018	12,976	38	4	0

Total	$1,319,994	$70,007	$88,182	$88,707	$1,073,098

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 23 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $0.274 billion that we anticipate will ultimately be funded from our separate accounts.
(4)	As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)

The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of reinsurance recoverables. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,252 billion exceeds the corresponding liability amounts of $636 billion included in the Consolidated Financial Statements as of December 31, 2013. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.

(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $3.302 billion of notes of consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2013.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See “Liquidity and Capital Resources—Alternative Sources of Liquidity” for more information on this put option agreement. Other than this put option agreement, we do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, other than the put option agreement referred to above, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets.

Risk Management

Overview

We employ a risk governance structure, overseen by senior management and our Board of Directors and managed by Enterprise Risk Management (“ERM”), to provide a framework for evaluating the risks embedded in and across our businesses, managing these risks and identifying current and future risk challenges and opportunities.

Risk Governance Framework

Each of our businesses has a risk governance structure that is supported by a framework at the corporate level. Generally, our businesses are authorized to make day-to-day risk decisions that are consistent with enterprise risk policies and limits, and subject to enterprise oversight. The governance structure described in this section is designed to support this framework.

Board of Directors’ Role in Risk Management

Our Board of Directors oversees the Company’s risk profile and management’s processes for assessing and managing risk. Certain specific categories of risk are assigned to Board committees that report back to the full Board, as summarized below:

•

Audit Committee: oversees risks related to operational risks, financial controls, legal, regulatory and compliance risks, and the overall risk management governance structure and risk management function.

•

Finance Committee: oversees risks involving the Company’s capital structure, including borrowing, liquidity, allocation of capital, major capital transactions and expenditures, funding of benefit plans and statutory insurance reserves. It also oversees the strength of the finance function. The Finance Committee approves the Company’s annual capital plan and operating plan, as recommended by our Chief Financial Officer. The Finance Committee also receives regular updates on the sources and uses of capital relative to plan, as well as on our Capital Protection Framework.

•

Investment Committee: oversees investment and market risk and the strength of the investment function. The Investment Committee approves investment and market risk limits for Prudential Financial and for Prudential Insurance’s general account based on asset class, issuer, credit quality and geography.

•	Compensation Committee: oversees our compensation programs so that incentives are aligned with appropriate risk taking.

Management Committees

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). The ERC is chaired by our Chief Risk Officer and otherwise comprised of the Vice Chairman, Chief Operating Officers for the U.S. and International Businesses, General Counsel, Chief Financial Officer, Chief Investment Officer and Chief Actuary. The ERC’s mandate is to review significant risks that impact the Company and approve our risk management policies and limits to keep the risk profile of the Company consistent with its strategy.

The ERC is supported by five Risk Oversight Committees, each of which is comprised of subject matter experts and dedicated to one of the following risk types: investment risk, market risk, insurance risk, operational risk and model risk. These Risk Oversight Committees report their activities to the ERC, and significant matters or matters where there are unresolved points of view are reviewed and brought to the ERC. The Risk Oversight Committees provide an opportunity to evaluate complex issues by subject matter experts within the various risk areas. They evaluate the adequacy and effectiveness of risk mitigation options, identify stakeholders of risks and issues, review material risk assumptions for reasonability and consistency across the Company and, working with the different risk areas, develop recommendations for risk limits, among other responsibilities.

Each of our business units and significant corporate functions maintains its own risk committee. The business unit risk committees serve as a forum for leaders within each business unit to identify, assess and resolve risk and exposure issues and to review new products and initiatives, prior to such issues being reviewed by the Risk Oversight Committees and/or the ERC as appropriate. Corporate function risk committees assess and monitor risks associated with performing the relevant corporate functions, set standards and exercise oversight over specific risks.

Risk Identification and Monitoring

Based on the array of financial and non-financial risks to which we are exposed, we have an authorization process for risk taking and requirements for risk measurement and reporting. We use a variety of tools and processes to assess risk, such as quantitative tools for measurable financial risks and qualitative assessments for non-financial risks, such as certain operational risks.

Beginning with the development of material new products or services, we complete a risk assessment which may lead to changes in design features, terms, pricing, investment strategy or the use of other risk mitigation techniques to affect the risk/reward dynamics for the product or service. We also weigh risk decisions against the impact to our reputation and our ability to achieve our ratings objectives.

Risk Exposure

We classify our risks into five general categories: investment risk, market risk, insurance risk, operational risk (which includes legal, regulatory and technology risk) and model risk. In addition, we are exposed to reputational risk, which underlies, and is a part of, each risk assessment.

For information on risk as it relates to our capital and liquidity, see “—Liquidity and Capital Resources.”

Investment Risk Management

We view investment risk as the risk of loss on fixed maturity investments due to default or deterioration in credit quality, or loss on equity or real estate investments due to deterioration in value. Our exposure to investment risk is primarily comprised of:

•	the risk that we will not receive contractual payments on a timely basis on fixed maturity investments (i.e., credit default risk);

•

the risk that our fixed maturity investments lose value due to a deterioration of credit quality (for example, the probability of default rises or the likelihood of recovery on a default deteriorates);

•	the risk that a counterparty on derivatives, securities lending, reinsurance or other transactions does not meet its contractual obligations to us; and

•	the risk that values of our non-coupon, equity and/or real estate equity investments decline.

With general account fixed maturities of $290 billion as of December 31, 2013, Prudential Financial is exposed to significant credit risk. Our Asset Management units have long experience managing public and private fixed income asset classes for both our general account and for third party investors. To manage this risk, we have a set of risk limits in place, including enterprise-level risk limits set by the Investment Committee of the Board of Directors. These limits are delineated into formal Investment Policy Statements which set limits on asset classes, permissible instruments, individual issuer, industry/sector and geographic exposures by individual legal entities, segments and business units. Compliance with most of these limits is measured on a daily basis, with some limits measured monthly or quarterly. In addition, our credit research departments closely monitor our credit exposures and maintain watch lists of exposures where there is a risk of impairment. If we have concerns about credit for a public exposure, we may sell some or all of that exposure or hedge the exposure with credit derivatives. See “—General Account Investments” for further information on our general account portfolio, including the composition of our fixed maturity portfolio by industry category and credit quality.

We also monitor our equity, real estate equity and other non-coupon investment exposures on an ongoing basis, and our risk and portfolio management functions review these portfolios quarterly.

Market Risk Management

Market risk is defined as the risk of loss resulting from change in the value of assets, liabilities or derivative instruments as a result of absolute or relative changes in factors affecting financial markets, such as changes in interest rates, equity prices, foreign currency exchange rates and credit spreads.

Our exposure is primarily comprised of:

•

Interest rate risk: our primary exposure arises within our insurance and annuities operations when changes in interest rates cause changes in asset and liability values that do not offset. For further information, see “—General Account Investments—Management of Investments” above.

•

Credit spread risk: our investment portfolio includes corporate debt issuance which, in addition to creating credit risk from potential default and migration, introduces risk of value loss when market spreads widen.

•

Equity price risk: our primary exposure arises within our Annuities segment when equity price changes move the value of embedded derivatives associated with variable annuities’ living benefit features without creating offsetting changes in the value of equity based derivatives hedging these benefits. Secondarily, we are exposed to risk from the impact of equity market price declines that are not actively hedged on guaranteed minimum death benefits and guaranteed minimum income benefits. In addition, we are subject to changes in value on equity securities held in our general account and to lost fees from separate accounts and other funds under management when equity markets decline.

•

Foreign currency exchange rate risk: with significant operations outside the U.S., particularly in Japan, our primary exposure arises when changes in foreign currency rates impact our U.S. dollar-equivalent earnings and equity in these operations. For further information, see “—International Insurance Division—Foreign Currency Exchange Rate Movements and Related Hedging Strategies” above. In addition, we are subject to changes in the value of investments denominated in foreign currencies held in our general account.

We actively monitor and manage concentration risks at the enterprise level to support diversification efforts. For additional information on our exposure to market risk, including how this risk is managed, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Insurance Risk

We define insurance risk as the risk of loss due to deviations in experience compared to our assumptions. Our exposure is primarily comprised of:

•	Mortality risk, or the risk that death claims are greater than expected, primarily within our Individual Life, Group Insurance and International Insurance segments;

•	Longevity risk, or the risk that policyholders survive longer than expected, primarily within our Individual Annuities, Retirement and International Insurance segments;

•

Morbidity risk, or the risk that health claims from sickness or disability are greater than expected, primarily within our Group Insurance and International Insurance segments as well as from long term care policies within Divested Businesses; and

•	Policyholder behavior risk, or the risk that our customers’ persistency experience or utilization experience differs from our expectations.

Underwriting insurance risk is a fundamental part of our business. We believe our scale provides for the benefits of diversification, both within an insurance risk type (potentially enhancing predictability of experience) and across insurance risk types (for example, to some extent, mortality risk provides a natural hedge against longevity risk). Insurance risk mitigation begins with product design, as well as underwriting and pricing standards at the business unit level with corporate oversight. In some cases, the availability and/or credibility of policyholder behavior experience may be limited, which we strive to reflect in the product design and pricing of the product. We provide corporate oversight of the material insurance risk assumptions utilized in pricing and setting reserves.

Operational Risk

Operational risk is defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes and systems, employee actions, or as the result of external events. Operational risks are broad in scope and evident in each business unit and corporate function. We are exposed to operational risk in many ways, including, but not limited to:

•	Legal and regulatory compliance

•	Improper sales practices

•	Fraud (internal and external)

•	Reputational risk

•	Employee risk

•	Technology risk, including system failures and processing errors

•	Financial reporting errors

•	Extreme events, such as loss of people and/or infrastructure caused by natural disasters, terrorism, disease, etc.

•	Information risk

•	Vendor risk

Each of our businesses and corporate functions is expected to manage its operational risks in compliance with enterprise standards. Our framework for identifying, evaluating, monitoring and managing operational risk includes: risk management committees; key risk indicators; risk and control assessments; loss event data collection and analysis; scenario analysis; and resolution of control issues. We also have enterprise policies and standards, including: Legal and Regulatory/Compliance Policies, such as those relating to sales practices and supervision, fraud prevention, safeguarding of personal information, protection and use of material non-public information, personal conflicts of interest and outside business activities, anti-money laundering, and gifts and entertainment; Human Resources Policies, such as those relating to hiring, training and terminating the employment of our associates and succession planning; and Information Technology policies, including those on systems development and information security. We also maintain policies and standards to support the effective management of operational risk, including those concerning new product development, business continuation and disaster recovery, enterprise crisis management, and vendor governance. Our Internal Audit Department independently audits key operational controls on a periodic basis to assess the effectiveness of our framework.

We are also exposed to emerging risks, that is, those conditions, situations or trends that may significantly impact us in the future. By nature, these risks involve a high degree of uncertainty. ERM, together with our businesses, monitors and evaluates emerging risks on a regular basis.

Model Risk

Models are utilized by our businesses and corporate functions primarily in projecting future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. We are mitigating this risk by implementing our Model Risk Policy, which outlines the governance and control requirements over the implementation and use of models, and through the activities of our Model Risk Oversight Committee which provides oversight and guidance on issues relating to model risk and the management of that risk.

For further information on the risks to which the Company is exposed, see Item. 1A “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss resulting from change in the value of assets, liabilities or derivative instruments as a result of absolute or relative changes in factors affecting financial markets, such as changes in interest rates, equity prices, foreign currency exchange rates and credit spreads.

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

For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors” above. For additional information regarding the overall management of our general account investments and our asset mix strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Management of Investments” above. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.

Market Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Board of Directors and subject to ongoing review.

Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads)

•	Value-at-Risk, or “VaR” measures

•	Asset/liability management analytics

•	Stress scenario testing

•	Hedging programs

•

Risk management governance, including policies, limits and a market risk oversight committee. For additional information regarding our overall risk management framework and governance structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” above.

Market Risk Mitigation

Risk mitigation takes three primary forms:

1.	Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

2.	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.

3.	Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, as well as through outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps, forwards, futures and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments

•	Asset-based fees earned on assets under management or contractholder account values

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

•	Net exposure to the guarantees provided under certain products

•	Capital levels of our regulated entities

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. In certain markets, primarily outside the U.S. and Japan, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting the limits. As of December 31, 2013 and 2012, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2013 and 2012. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2013			As of December 31, 2012
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$314,015	$(25,834)		$326,489	$(27,238)
Commercial mortgage and other loans		42,805	(1,850)		39,716	(1,658)
Policy loans(2)		11,766	0		14,592	(902)
Derivatives:
Swaps	$150,079	(2,228)	(3,710)	$132,661	3,766	(4,818)
Futures	15,125	5	14	13,267	(166)	21
Options	85,249	477	344	68,099	1,330	(188)
Forwards	15,306	206	(61)	15,937	(60)	(31)
Synthetic GICs(3)	60,758	8	0	64,359	6	(2)
Variable annuity and other living benefit feature embedded derivatives(4)		(441)	3,097		(3,348)	3,295
Financial liabilities with interest rate risk(5):
Short-term and long-term debt		(28,286)	2,392		(30,003)	2,473
Limited recourse notes issued by consolidated VIEs(6)		(39)	0		(224)	0
Investment contracts		(96,600)	3,410		(104,200)	3,730

Net estimated potential loss			$(22,198)			$(25,318)

(1)	Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	In the fourth quarter of 2013, we implemented a change in valuation methodology regarding policy loans. For additional information, see Note 20 to the Consolidated Financial Statements.
(3)	Prior period’s notional amount is presented on a basis consistent with the current period presentation.
(4)	Reflects only the gross change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes.
(5)	Excludes approximately $248 billion and $249 billion as of December 31, 2013 and December 31, 2012, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(6)	See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated variable interest entities (VIEs).

Our net estimated potential loss in fair value as of December 31, 2013 decreased from December 31, 2012, primarily reflecting a decrease in our fixed maturity securities portfolio in 2013, driven by the translation impact of the yen weakening against the U.S. dollar and an increase in U.S. interest rates, as well as a decrease in the fair value of derivatives also driven by an increase in U.S. interest rates. For a discussion of changes in derivatives, see “Derivatives” below.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our own non-performance risk (“NPR”). The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2013, to reflect NPR in the valuation of these embedded derivatives, ranged from 8 to 109 basis points.

The following table provides a demonstration of the sensitivity of these embedded derivatives to our NPR credit spread by quantifying the adjustments that would be required assuming both a 50 basis point parallel increase and decrease in our NPR credit spreads. While the information below is for illustrative purposes only and does not reflect our expectations regarding our credit spreads, it is a near-term, reasonably possible change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our credit spread on operating results due to the change in these embedded derivatives, and not changes in any other assumptions such as persistency, utilization and mortality, or the effect of these changes on DAC or other balances.

	December 31, 2013	December 31, 2012
	(Increase) /Decrease in Embedded Derivative Liability	(Increase) /Decrease in Embedded Derivative Liability
	(in millions)
Increase in credit spread by 50 basis points	$548	$933
Decrease in credit spread by 50 basis points	$(769)	$(1,177)

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements below. For information on the impacts of a sustained low interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Industry Trends—Impact of a Low Interest Rate Environment” above.

Market Risk Related to Equity Prices

We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. Our equity-based derivatives primarily hedge the equity price risk embedded in the living benefit feature embedded derivatives, and are also part of our capital hedging program. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account value

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

•	Net exposure to the guarantees provided under certain products

We manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, or TOPIX, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices.

We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2013 and 2012. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to the scenarios above. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2013			As of December 31, 2012
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$12,287	$(1,229)		$10,754	$(1,075)
Equity-based derivatives(2)	$72,953	(78)	1,170	$55,054	248	1,504
Variable annuity and other living benefit feature embedded derivatives(2)(3)		(441)	(852)		(3,348)	(1,052)

Net estimated potential loss			$(911)			$(623)

(1)	Includes equity securities classified as “trading account assets supporting insurance liabilities” and other equity securities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	The notional and fair value of equity-based derivatives and the fair value of variable annuity and other living benefit feature embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not cumulative.
(3)	Reflects only the gross change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes.

Net estimated potential loss increased by $288 million. The estimated equity price risk associated with the living benefit features accounted for as embedded derivatives decreased due to a decline in the value of the liability; however, this was more than offset by a corresponding change in equity-based derivatives used to hedge these features. For a discussion of changes in derivatives, see “Derivatives” below. For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information regarding our capital hedging program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Market Risk Related to Foreign Currency Exchange Rates

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange rate risk related to these operations, as well as to our general account investment portfolio and other proprietary-investment portfolios.

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Separately, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched, the accounting differs for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

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

We manage our foreign currency exchange rate risks within specified limits, and by using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. For the unhedged portions of our equity investment in international subsidiaries and the foreign currency-denominated investments held in our domestic general account portfolio, we estimate the hypothetical decline in VaR, as well as the average VaR, each measured at a 95% confidence level and using a one-month time horizon. These calculations use historical price volatilities and correlation data at a 95% confidence level. The following table sets forth these measures as of the periods indicated.

	As of December 31, 2013			As of December 31, 2012
	Fair Value	Estimated VaR	Average VaR	Fair Value	Estimated VaR	Average VaR
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency-denominated investments in domestic general account portfolio(1)	$5,202	$(99)	$(115)	$4,373	$(79)	$(101)

(1)	Excludes assets and liabilities subject to the impact of foreign exchange rate movements that are hedged with externally-purchased derivatives or are economically matched, as discussed above.

The increase in VaR as of December 31, 2013 was driven by a higher level of foreign exchange rate volatility. For derivatives used to hedge the anticipated level of U.S. dollar-equivalent earnings of our international operations, the estimated hypothetical decline in VaR, measured at a 95% confidence level and using a one-month time horizon, was $68 million and $81 million as of December 31, 2013 and December 31, 2012, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Portfolio Composition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market.

Our derivatives also include interest rate guarantees we provide on our synthetic GIC products. Synthetic GICs simulate the performance of traditional insurance-related GICs but are accounted for as derivatives under U.S. GAAP due to the fact that the policyholders own the underlying assets, and we only provide a book value “wrap” on the customers’ funds, which are held in a client-owned trust. Since these wraps provide payment of guaranteed principal and interest to the customer, changes in interest rates create risk that declines in the market value of customers’ funds would increase our net exposure to these guarantees; however, this risk is minimal due to several mitigating factors. Our obligation is limited to payments that are in excess of the existing customers’ fund value. Additionally, we have the ability to periodically reset crediting rates, subject to a 0% minimum floor, as well as the ability to increase prices. Further, our contract provisions provide that, although participants may withdraw funds at book value, contractholder withdrawals may only occur at market value immediately, or at book value over time. These factors, among others, result in these contracts experiencing minimal changes in fair value, despite a more significant notional value.

Our derivatives also include those that are embedded in certain financial instruments, and primarily relate to certain optional living benefit features associated with our variable annuity products, as discussed in more detail in “Market Risk Related to Certain Variable Annuity Products” below.

The notional amount of derivative instruments increased $33 billion in 2013, from $294 billion as of December 31, 2012 to $327 billion as of December 31, 2013. The increase was primarily related to our variable annuity hedging activities and our capital hedge program. For additional information on our derivative activities, see Note 21 to the Consolidated Financial Statements below.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element and inclusion of certain optional living benefits in our living benefits hedging program. Certain variable annuity optional living benefit features are accounted for as an embedded derivative and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the embedded derivatives and the related derivatives used to hedge the changes in fair value of these embedded derivatives are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.

For additional information regarding our risk management strategies, including our living benefit hedging program and other product design elements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Individual Annuities” above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, in 2013 the Company changed, retrospectively, the manner in which it accounts for performance-based incentive fee revenue.

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

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 27, 2014

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2013 and 2012 (in millions, except share amounts)

	2013	2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 – $268,727; 2012 – $277,654)(1)	$286,866	$301,336
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2013 – $3,553; 2012 – $4,511)(1)	3,312	4,268
Trading account assets supporting insurance liabilities, at fair value(1)	20,827	20,590
Other trading account assets, at fair value(1)	6,453	6,328
Equity securities, available-for-sale, at fair value (cost: 2013 – $7,003; 2012 – $6,759)	9,910	8,277
Commercial mortgage and other loans (includes $158 and $162 measured at fair value under the fair value option at December 31, 2013 and December 31, 2012, respectively)(1)	41,008	36,733
Policy loans	11,766	11,575
Other long-term investments (includes $873 and $465 measured at fair value under the fair value option at December 31, 2013 and December 31, 2012, respectively)(1)	10,328	10,028
Short-term investments	7,703	6,447

Total investments	398,173	405,582
Cash and cash equivalents(1)	11,439	18,100
Accrued investment income(1)	3,089	3,127
Deferred policy acquisition costs	16,512	14,100
Value of business acquired	3,675	3,248
Other assets(1)	13,833	11,824
Separate account assets	285,060	253,254

TOTAL ASSETS	$731,781	$709,235

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$206,859	$216,050
Policyholders’ account balances(1)	136,657	134,413
Policyholders’ dividends	5,515	7,507
Securities sold under agreements to repurchase	7,898	5,818
Cash collateral for loaned securities	5,040	3,941
Income taxes	5,422	8,512
Short-term debt	2,669	2,484
Long-term debt	23,553	24,729
Other liabilities(1)	13,925	11,838
Notes issued by consolidated variable interest entities (includes $3,254 and $1,406 measured at fair value under the fair value option at December 31, 2013 and December 31, 2012, respectively)(1)	3,302	1,577
Separate account liabilities	285,060	253,254

Total liabilities	695,900	670,123

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,319 and 660,111,307 shares issued at December 31, 2013 and December 31, 2012, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	0	0
Additional paid-in capital	24,475	24,380
Common Stock held in treasury, at cost (199,056,067 and 197,077,940 shares at December 31, 2013 and December 31, 2012, respectively)	(12,415)	(12,163)
Accumulated other comprehensive income (loss)	8,681	10,214
Retained earnings	14,531	16,066

Total Prudential Financial, Inc. equity	35,278	38,503

Noncontrolling interests	603	609

Total equity	35,881	39,112

TOTAL LIABILITIES AND EQUITY	$731,781	$709,235

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011 (in millions, except per share amounts)

	2013	2012	2011
REVENUES
Premiums	$26,237	$65,354	$24,301
Policy charges and fee income	5,415	4,489	3,924
Net investment income	14,729	13,661	13,124
Asset management fees and other income	286	2,784	4,905
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,055)	(1,611)	(2,202)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	856	1,274	1,667
Other realized investment gains (losses), net	(5,007)	(1,104)	3,366

Total realized investment gains (losses), net	(5,206)	(1,441)	2,831

Total revenues	41,461	84,847	49,085

BENEFITS AND EXPENSES
Policyholders’ benefits	26,733	65,131	23,614
Interest credited to policyholders’ account balances	3,111	4,234	4,484
Dividends to policyholders	2,050	2,176	2,723
Amortization of deferred policy acquisition costs	240	1,504	2,695
General and administrative expenses	11,011	11,094	10,605

Total benefits and expenses	43,145	84,139	44,121

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,684)	708	4,964

Income taxes:
Current	34	1,088	447
Deferred	(1,092)	(875)	1,068

Total income tax expense (benefit)	(1,058)	213	1,515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(626)	495	3,449
Equity in earnings of operating joint ventures, net of taxes	59	60	182

INCOME (LOSS) FROM CONTINUING OPERATIONS	(567)	555	3,631
Income (loss) from discontinued operations, net of taxes	7	15	35

NET INCOME (LOSS)	(560)	570	3,666
Less: Income (loss) attributable to noncontrolling interests	107	50	34

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$(667)	$520	$3,632

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.02	$7.14
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.06	$7.21

Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.01	$7.05
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.05	$7.12

Dividends declared per share of Common Stock	$1.73	$1.60	$1.45

Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$22.00	$11.50	$61.00
Income (loss) from discontinued operations, net of taxes	0.00	(1.00)	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$22.00	$10.50	$61.00

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011 (in millions)

	2013	2012	2011
NET INCOME (LOSS)	$(560)	$570	$3,666
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,487)	(263)	315
Net unrealized investment gains (losses)	(1,528)	8,632	3,834
Defined benefit pension and postretirement unrecognized periodic benefit	874	(699)	(297)

Total	(2,141)	7,670	3,852

Less:Income tax expense (benefit) related to other comprehensive income (loss)	(582)	2,667	1,301

Other comprehensive income (loss), net of taxes	(1,559)	5,003	2,551

Comprehensive Income (loss)	(2,119)	5,573	6,217
Less: Comprehensive income (loss) attributable to noncontrolling interests	81	84	(10)

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(2,200)	$5,489	$6,227

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2013, 2012 and 2011 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$6	$24,223	$13,829	$(11,173)	$2,650	$29,535	$513	$30,048
Impact of adoption of accounting changes			(189)			(189)	(41)	(230)
Common Stock acquired				(999)		(999)		(999)
Common Stock issued
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(15)	(15)
Consolidations/(deconsolidations) of noncontrolling interests							53	53
Stock-based compensation programs		70	(58)	252		264		264
Dividends declared on Common Stock			(689)			(689)		(689)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			3,632			3,632	34	3,666
Other comprehensive income, net of tax					2,595	2,595	(44)	2,551

Total comprehensive income (loss)						6,227	(10)	6,217

Balance, December 31, 2011	6	24,293	16,506	(11,920)	5,245	34,130	509	34,639
Common Stock acquired				(650)		(650)		(650)
Common Stock issued
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(85)	(85)
Consolidations/(deconsolidations) of noncontrolling interests							97	97
Stock-based compensation programs		87	(192)	407		302		302
Dividends declared on Common Stock			(749)			(749)		(749)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			520			520	50	570
Other comprehensive income, net of tax					4,969	4,969	34	5,003

Total comprehensive income (loss)						5,489	84	5,573

Balance, December 31, 2012	6	24,380	16,066	(12,163)	10,214	38,503	609	39,112
Common Stock acquired				(750)		(750)		(750)
Common Stock issued
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(113)	(113)
Consolidations/(deconsolidations) of noncontrolling interests							22	22
Stock-based compensation programs		95	(39)	498		554		554
Dividends declared on Common Stock			(810)			(810)		(810)
Dividends declared on Class B Stock			(19)			(19)		(19)
Comprehensive income:
Net income			(667)			(667)	107	(560)
Other comprehensive income, net of tax					(1,533)	(1,533)	(26)	(1,559)

Total comprehensive income (loss)						(2,200)	81	(2,119)

Balance, December 31, 2013	$6	$24,475	$14,531	$(12,415)	$8,681	$35,278	$603	$35,881

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011 (in millions)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(560)	$570	$3,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	5,206	1,441	(2,831)
Policy charges and fee income	(1,649)	(1,412)	(1,147)
Interest credited to policyholders’ account balances	3,111	4,234	4,484
Depreciation and amortization	411	302	290
(Gains) losses on trading account assets supporting insurance liabilities, net	250	(613)	(235)
Change in:
Deferred policy acquisition costs	(2,661)	(2,061)	(376)
Future policy benefits and other insurance liabilities	8,379	17,784	6,799
Other trading account assets	(33)	(33)	329
Income taxes	(1,343)	527	(83)
Other, net	(2,666)	170	1,481

Cash flows from operating activities	8,445	20,909	12,377

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	60,719	38,678	42,548
Fixed maturities, held-to-maturity	587	528	455
Trading account assets supporting insurance liabilities and other trading account assets	19,412	15,347	22,388
Equity securities, available-for-sale	4,227	4,202	3,742
Commercial mortgage and other loans	6,501	5,327	4,814
Policy loans	2,231	2,241	2,035
Other long-term investments	1,873	1,474	2,120
Short-term investments	60,002	28,123	27,098
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(67,774)	(52,212)	(52,045)
Fixed maturities, held-to-maturity	(208)	(18)	(76)
Trading account assets supporting insurance liabilities and other trading account assets	(22,552)	(16,115)	(23,684)
Equity securities, available-for-sale	(4,301)	(4,001)	(3,080)
Commercial mortgage and other loans	(10,316)	(7,066)	(6,829)
Policy loans	(1,831)	(2,012)	(1,815)
Other long-term investments	(2,850)	(1,736)	(1,865)
Short-term investments	(61,034)	(28,323)	(26,962)
Acquisitions, net of cash acquired.	(488)	0	(2,321)
Other, net	(532)	143	182

Cash flows used in investing activities	(16,334)	(15,420)	(13,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	24,721	22,822	24,336
Policyholders’ account withdrawals	(24,960)	(24,014)	(22,564)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	3,200	584	1,126
Cash dividends paid on Common Stock	(828)	(749)	(685)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	96	(583)	104
Common Stock acquired	(738)	(650)	(999)
Common Stock reissued for exercise of stock options	348	150	122
Proceeds from the issuance of debt (maturities longer than 90 days)	2,813	4,662	2,266
Repayments of debt (maturities longer than 90 days)	(3,939)	(3,391)	(1,739)
Excess tax benefits from share-based payment arrangements	32	51	20
Change in bank deposits	0	(1,730)	(22)
Other, net	1,516	1,562	153

Cash flows from (used in) financing activities	2,242	(1,305)	2,099

Effect of foreign exchange rate changes on cash balances	(1,014)	(335)	155
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,661)	3,849	1,336
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,100	14,251	12,915

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,439	$18,100	$14,251

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$1,279	$501	$809
Interest paid	$1,387	$1,349	$1,285
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$105	$211	$77
Federal Home Loan Bank of New York debt reissued as funding agreements and reported as policyholder account balances	$0	$445	$0
Assets received and related liabilities recorded from two significant Pension Risk Transfer transactions	$0	$33,423	$0
Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$11,056	$0	$0
Liabilities assumed	$10,568	$0	$0

Net cash paid on acquisition	$488	$0	$0

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously-acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2013 and 2012 include the assets and liabilities of Gibraltar Life as of November 30, 2013 and 2012, respectively, and for the years ended December 31, 2013, 2012 and 2011, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2013, 2012 and 2011, respectively.

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

Out of Period Adjustments

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, during 2012, the Company recorded out of period adjustments resulting in an aggregate net decrease of $170 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2012. These adjustments primarily resulted from 1) a decline in the value of a real estate-related investment, where, based on a review of the underlying collateral and a related guarantee, the Company determined that impairments of $75 million should be recognized, of which $61 million should have been recorded in prior years; 2) an increase of $61 million in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders which should have been reflected in the third quarter of 2011; and 3) an increase of $54 million in recorded liabilities for certain employee benefits based on a review of the consistency of recognition of such liabilities across the Company which should have been recorded in prior years. Management evaluated the adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. For additional information on the impact of these adjustments to our operating segments, see Note 22.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements (“DSI”), future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

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

“Other trading account assets, at fair value” consist primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives. Realized and unrealized gains and losses on these investments are reported in “Asset management fees and other income,” and interest and dividend income from these investments is reported in “Net investment income.” Realized and unrealized gains and losses, and interest and dividend income on investments related to the Company’s former global commodities group are reported in “Income from discontinued operations, net of taxes.” See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

“Equity securities available-for-sale, at fair value” are comprised of common stock, mutual fund shares and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

tax, and the effect on deferred policy acquisition costs, value of business acquired, DSI, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

“Commercial mortgage and other loans” consist of commercial mortgage loans, agricultural loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Loans backed by residential properties and uncollateralized loans are also reviewed periodically. Each loan is assigned an internal or external credit rating. Internal credit ratings take into consideration various factors including financial ratios and qualitative assessments based on non-financial information. In cases where there are personal or third party guarantors, the credit quality of the guarantor is also reviewed. These factors are used in developing the allowance for losses. Based on the diversity of the loans in these categories and their immateriality, the Company has not disclosed the credit quality indicators related to these loans in Note 4.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Asset management fees and other income.” Income and expenses related to these transactions executed within the Company’s former global commodities group are reported in “Income from discontinued operations, net of taxes.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. Realized investment gains and losses related to the Company’s former global commodities group are reported in “Income from discontinued operations, net of taxes.” See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Unrealized investment gains and losses are also considered in determining certain other balances, including deferred policy acquisition costs, the value of business acquired, DSI, certain future policy benefits, policyholders’ dividends and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross margins are revised. Deferred policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate. The effect of changes to total gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For group annuity contracts (other than single premium group annuities), acquisition costs are generally deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate-, bank- and trust-owned life insurance contracts, acquisition costs are deferred and amortized in proportion to lives insured. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Value of Business Acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquired traditional life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2013, the majority of the VOBA balance relates to the 2011 acquisition of the Star and Edison Businesses and the January 2013 acquisition of The Hartford’s individual life insurance business. The Company generally amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional life insurance products and accident and health products with fixed benefits, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity and non-traditional life insurance contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The effect of changes in total gross profits on unamortized VOBA is reflected in the period such total gross profits are revised. VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA and Note 3 for additional information regarding the acquisition of the Star and Edison Businesses and The Hartford’s individual life insurance business.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Other Assets and Other Liabilities

Other assets consist primarily of prepaid pension benefit costs, certain restricted assets, trade receivables, value of business acquired, goodwill and other intangible assets, DSI, the Company’s investments in operating joint ventures, which include the Company’s previously held indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, reinsurance recoverables, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of trade payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The Company offers various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 11 for additional information regarding sales inducements.

The majority of the Company’s reinsurance recoverables and payables are receivables and corresponding payables associated with the reinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA and The Hartford’s individual life business. The remaining amounts relate to other reinsurance arrangements entered into by the Company. For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. See Note 13 for additional information about the Company’s reinsurance arrangements.

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

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity is generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 10 for additional information regarding future policy benefits.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 11, and certain unearned revenues.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 10 for additional information regarding policyholders’ account balances.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance . The policyholder dividend obligation also includes amounts relating to net unrealized gains on securities classified as available-for-sale. For additional information on the policyholder dividend obligation, see Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than interest-sensitive and variable life contracts, and health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

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

Amounts received as payment for interest-sensitive or variable group and individual life contracts, deferred fixed or variable annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC, DSI and VOBA.

For group life, other than interest-sensitive and variable group life contracts, and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting.

Asset Management Fees and Other Income

“Asset management fees and other income” principally include asset management fees and securities commission revenues, which are recognized in the period in which the services are performed. Realized and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting are also included in “Asset management fees and other income.”

“Asset management fees and other income” also includes $(4.1) billion, $(1.8) billion and $1.0 billion for the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

In 2013, the Company adopted retrospectively a discretionary change in accounting principle for recognition of performance based incentive fee revenue. In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance based incentive fee depending on future performance of these assets relative to performance benchmarks. Under the newly adopted accounting principle, the Company records performance based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied such that the performance fee is no longer subject to clawback or contingency. Under this principle the Company records a deferred performance based incentive fee liability to the extent it receives cash related to the performance based incentive fee prior to meeting the revenue recognition criteria delineated above.

Under the prior accounting principle, the Company accrued performance based incentive fee revenue quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement, as if the contracts containing the fee arrangements were terminated as of the applicable balance sheet date. Certain performance based incentive fees were also subject to future adjustment based on cumulative fund performance in relation to these specified benchmarks.

The new method is recognized as preferable in authoritative accounting literature. In addition, the Company believes that new method improves the quality of earnings by eliminating the potential that revenue will be recognized in one quarter and reversed in a future quarter. Finally, the Company believes that the new accounting principle provides a more meaningful comparison to competitors.

The following tables present: 1) pro-forma amounts as of, or for the year ended, December 31, 2013 under the prior accounting method, the effect on those amounts of the change in account principle, and amounts as reported in the Company’s Consolidated Financial Statements; and 2) amounts as of, or for the years ended December 31, 2012 and 2011, as previously reported, the effect on those amounts of the change in accounting principle, and amounts as reported in the Company’s Consolidated Financial Statements.

Consolidated Statement of Financial Position:

	December 31, 2013
	Previous Accounting Method	Effect of Change in Accounting Principle	As Reported
	(in millions)
ASSETS
Other assets	$13,893	$(60)	$13,833
TOTAL ASSETS	731,841	(60)	731,781

LIABILITIES AND EQUITY
LIABILITIES
Income taxes	5,462	(40)	5,422
Other liabilities	13,749	176	13,925
Total liabilities	695,764	136	695,900

EQUITY
Retained earnings	14,602	(71)	14,531
Total Prudential Financial, Inc. equity	35,349	(71)	35,278
Noncontrolling interests	728	(125)	603
Total equity	36,077	(196)	35,881
TOTAL LIABILITIES AND EQUITY	$731,841	$(60)	$731,781

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2012
	As Previously Reported	Effect of Change in Accounting Principle	As Currently Reported
	(in millions)
ASSETS
Other assets	$11,887	$(63)	$11,824
TOTAL ASSETS	709,298	(63)	709,235

LIABILITIES AND EQUITY
LIABILITIES
Income taxes	8,551	(39)	8,512
Other liabilities	11,683	155	11,838
Total liabilities	670,007	116	670,123

EQUITY
Retained earnings	16,138	(72)	16,066
Total Prudential Financial, Inc. equity	38,575	(72)	38,503
Noncontrolling interests	716	(107)	609
Total equity	39,291	(179)	39,112
TOTAL LIABILITIES AND EQUITY	$709,298	$(63)	$709,235

Consolidated Statement of Operations:

	Year Ended December 31, 2013
	Previous Accounting Method	Effect of Change in Accounting Principle	As Reported
	(in millions)
REVENUES
Asset management fees and other income	$304	$(18)	$286
Total revenues	41,479	(18)	41,461
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,666)	(18)	(1,684)
Income taxes:
Deferred	(1,091)	(1)	(1,092)
Income tax expense	(1,057)	(1)	(1,058)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(609)	(17)	(626)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(550)	(17)	(567)
NET INCOME (LOSS)	(543)	(17)	(560)
Less: Income (loss) attributable to noncontrolling interests	125	(18)	107
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(668)	$1	$(667)
EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$0.00	$(1.57)
Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$0.00	$(1.55)
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$0.00	$(1.57)
Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$0.00	$(1.55)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	As Previously Reported	Effect of Change in Accounting Principle	As Currently Reported
	(in millions)
REVENUES
Asset management fees and other income	$2,752	$32	$2,784
Total revenues	84,815	32	84,847
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	676	32	708
Income taxes:
Deferred	(884)	9	(875)
Income tax expense	204	9	213
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	472	23	495
INCOME (LOSS) FROM CONTINUING OPERATIONS	532	23	555
NET INCOME (LOSS)	547	23	570
Less: Income (loss) attributable to noncontrolling interests	78	(28)	50
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$469	$51	$520
EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.91	$0.11	$1.02
Net income (loss) attributable to Prudential Financial, Inc.	$0.95	$0.11	$1.06
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.91	$0.10	$1.01
Net income (loss) attributable to Prudential Financial, Inc.	$0.94	$0.11	$1.05

	Year Ended December 31, 2011
	As Previously Reported	Effect of Change in Accounting Principle	As Currently Reported
	(in millions)
REVENUES
Asset management fees and other income	$4,850	$55	$4,905
Total revenues	49,030	55	49,085
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,909	55	4,964
Income taxes:
Deferred	1,041	27	1,068
Income tax expense	1,488	27	1,515
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,421	28	3,449
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,603	28	3,631
NET INCOME (LOSS)	3,638	28	3,666
Less: Income (loss) attributable to noncontrolling interests	72	(38)	34
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$3,566	$66	$3,632
EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$7.01	$0.13	$7.14
Net income (loss) attributable to Prudential Financial, Inc.	$7.08	$0.13	$7.21
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$6.92	$0.13	$7.05
Net income (loss) attributable to Prudential Financial, Inc.	$6.99	$0.13	$7.12

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows:

	Year Ended December 31, 2013
	Previous Accounting Method	Effect of Change in Accounting Principle	As Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(543)	$(17)	$(560)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Other, net	$(2,683)	$17	$(2,666)

	Year Ended December 31, 2012
	As Previously Reported	Effect of Change in Accounting Principle	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$547	$23	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Other, net	$193	$(23)	$170

	Year Ended December 31, 2011
	As Previously Reported	Effect of Change in Accounting Principle	As Currently Reported
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,638	$28	$3,666
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Other, net	$1,509	$(28)	$1,481

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

Income Taxes

The Company and its includible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Non-includible domestic subsidiaries

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

file separate individual corporate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 19 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings to the U.S.

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s income statement. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. The Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Adoption of New Accounting Pronouncements

In December 2013, the FASB issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and should be applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012, and should be applied prospectively. The disclosures required by this guidance are included in Note 15.

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 21.

In December 2012, the Company adopted retrospectively a change in method of applying an accounting principle for the Company’s pension plans. The change in accounting method relates to the calculation of market related value of pension plan assets, used to determine net periodic pension cost. The impact of this change in accounting method on net income for the year ended December 31, 2012, was an increase of $96 million ($0.21 diluted earnings per share of Common stock). In addition, this change resulted in a cumulative increase of $144 million in retained earnings previously reported for December 31, 2009, with a corresponding decrease in AOCI. For additional information on the change in accounting method for the Company’s pension plans, see Note 18.

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. Retained earnings and AOCI previously reported for December 31, 2009,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

were reduced $2,358 million and $90 million, respectively, as a result of this retrospective adoption. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, will initially result in lower earnings in future periods, primarily within the International Insurance and Individual Annuities segments. The impact to the International Insurance segment largely reflects lower deferrals of allocated costs of its proprietary distribution system, while the impact to the Individual Annuities segment mainly reflects lower deferrals of its wholesaler costs. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and permits, but does not require, retrospective application. The Company adopted this guidance effective January 1, 2012, and applied the retrospective method of adoption. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

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

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 20. Adoption of this guidance did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance did not have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a significant effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In March 2013, the FASB issued updated guidance regarding the recognition in net income of the cumulative translation adjustment upon the sale or loss of control of a business or group of assets residing in a foreign subsidiary, or a loss of control of a foreign investment. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2013, and should be applied prospectively. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In January 2014, the FASB issued updated guidance specifying that an operating entity in a service concession arrangement within the scope of this guidance should not account for the service concession arrangement as a lease. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and should be applied on a modified retrospective basis. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of UniAsia Life Assurance

On January 2, 2014, the Company completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of approximately $160 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN. This acquisition is part of the Company’s strategic initiative to further expand its business in Southeast Asian markets.

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The acquisition increased the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provided complementary distribution opportunities through expanded wirehouse and bank distribution channels.

The assets and liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. After adjustments, total assets assumed were $11.2 billion, which includes $1.4 billion of value of business acquired and $0.1 billion of cash, and total liabilities assumed were $10.6 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition.

Acquisition of AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company and Related Entities from AIG

On February 1, 2011, Prudential Financial completed the acquisition from American International Group, Inc. (“AIG”) of AIG Star Life Insurance Co., Ltd. (“Star”), AIG Edison Life Insurance Company (“Edison”), AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) pursuant to the stock purchase agreement dated September 30, 2010, between Prudential Financial and AIG. The total purchase price was $4,709 million, comprised of $4,213 million in cash and $496 million in assumed third party debt, substantially all of which is expected to be repaid, over time, with excess capital of the acquired entities. The acquisition of these businesses included the purchase by the Company of all of the shares of these entities, which became indirect wholly-owned subsidiaries of the Company. All acquired entities were Japanese corporations and their businesses were in Japan, increasing the Company’s scale in the Japanese insurance market. On January 1, 2012, Star and Edison were merged into Gibraltar Life. Goodwill resulting from the acquisition of the Star and Edison Businesses amounted to $173 million, none of which is tax deductible.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2011. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods, and does not reflect the impact of future events that may occur.

Year Ended December 31,
2011
(in millions, except per share amount)
Total revenues	$50,405
Income from continuing operations	$ 3,796
Net income attributable to Prudential Financial, Inc.	$ 3,797
Earnings per share
Financial Services Businesses
Basic earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$ 7.48
Net income attributable to Prudential Financial, Inc.	$ 7.56
Diluted earnings per share—Common Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$ 7.39
Net income attributable to Prudential Financial, Inc.	$ 7.46
Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income from continuing operations attributable to Prudential Financial, Inc.	$ 61.00
Net income attributable to Prudential Financial, Inc.	$ 61.00

Sale of Wealth Management Solutions Business

In April 2013, the Company signed a definitive agreement to sell its wealth management solutions business to Envestnet Inc. The transaction, which does not have a material impact to the Company’s financial results, closed on July 1, 2013. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. See Note 22 for additional information.

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

PRERS did not qualify for discontinued operations treatment under U.S. GAAP due to the financing provided to Brookfield and the retained equity in PREFSA.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Discontinued Operations

Income from discontinued operations, including charges upon disposition, for the years ended December 31, are as follows:

	2013	2012	2011
	(in millions)
Real estate investments sold or held for sale(1)	$9	$22	$37
Global commodities business(2)	1	0	16
Other	0	1	0

Income from discontinued operations before income taxes	10	23	53
Income tax expense	3	8	18

Income from discontinued operations, net of taxes	$7	$15	$35

(1)	Reflects the income from discontinued real estate investments.
(2)	In 2011, the Company completed the sale of all the issued and outstanding shares of capital stock of the subsidiaries that conduct its global commodities business (the “Global Commodities Business”) and certain assets that are primarily used in connection with the Global Commodities Business to Jefferies Group, Inc. (“Jefferies”). Subsidiaries included in the sale were Prudential Bache Commodities, LLC, Prudential Bache Securities, LLC, Bache Commodities Limited, and Bache Commodities (Hong Kong) Ltd. The Company received cash proceeds of $422 million. Included in the table above for the year ended December 31, 2011, are after-tax losses of $17 million recorded in connection with the sale of these operations, consisting of pre-tax losses of $18 million and income tax benefit of $1 million.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Total assets	$15	$13
Total liabilities	$7	$0

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,754	$1,742	$96	$15,400	$0
Obligations of U.S. states and their political subdivisions	3,598	274	137	3,735	0
Foreign government bonds	75,595	7,459	266	82,788	1
Corporate securities	145,091	12,095	3,408	153,778	(4)
Asset-backed securities(1)	10,691	214	316	10,589	(755)
Commercial mortgage-backed securities	13,633	403	163	13,873	0
Residential mortgage-backed securities(2)	6,365	379	41	6,703	(7)

Total fixed maturities, available-for-sale	$268,727	$22,566	$4,427	$286,866	$(765)

Equity securities, available-for-sale	$7,003	$2,931	$24	$9,910

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$938	$117	$0	$1,055
Corporate securities(4)	904	50	24	930
Asset-backed securities(1)	693	46	0	739
Commercial mortgage-backed securities	166	18	0	184
Residential mortgage-backed securities(2)	611	34	0	645

Total fixed maturities, held-to-maturity(4)	$3,312	$265	$24	$3,553

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $875 million of net unrealized gains on impaired available-for-sale securities and $1 million on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,973	$3,448	$35	$17,386	$0
Obligations of U.S. states and their political subdivisions	2,952	505	5	3,452	0
Foreign government bonds	81,578	6,778	66	88,290	1
Corporate securities	146,924	13,996	1,589	159,331	(2)
Asset-backed securities(1)	11,846	221	731	11,336	(964)
Commercial mortgage-backed securities	11,228	726	17	11,937	5
Residential mortgage-backed securities(2)	9,153	484	33	9,604	(11)

Total fixed maturities, available-for-sale	$277,654	$26,158	$2,476	$301,336	$(971)

Equity securities, available-for-sale	$6,759	$1,573	$55	$8,277

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$1,142	$108	$0	$1,250
Corporate securities(4)	1,065	37	67	1,035
Asset-backed securities(1)	1,001	66	0	1,067
Commercial mortgage-backed securities	302	49	0	351
Residential mortgage-backed securities(2)	758	50	0	808

Total fixed maturities, held-to-maturity(4)	$4,268	$310	$67	$4,511

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $778 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $1,500 million (fair value, $1,660 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2013, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$9,160	$9,591	$0	$0
Due after one year through five years	47,219	51,622	55	56
Due after five years through ten years	57,745	62,682	323	331
Due after ten years(1)	123,914	131,806	1,464	1,597
Asset-backed securities	10,691	10,589	693	739
Commercial mortgage-backed securities	13,633	13,873	166	184
Residential mortgage-backed securities	6,365	6,703	611	646

Total	$268,727	$286,866	$3,312	$3,553

(1)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$37,248	$15,919	$24,834
Proceeds from maturities/repayments	23,573	21,897	17,660
Gross investment gains from sales, prepayments, and maturities	1,571	659	1,100
Gross investment losses from sales and maturities	(1,465)	(359)	(335)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0
Proceeds from maturities/repayments	583	530	457
Equity securities, available-for-sale
Proceeds from sales	$4,235	$4,189	$3,750
Gross investment gains from sales	554	422	506
Gross investment losses from sales	(94)	(273)	(249)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(200)	$(337)	$(535)
Writedowns for impairments on equity securities	(15)	(125)	(112)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31,
	2013	2012
	(in millions)
Balance, beginning of period	$1,166	$1,475
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(314)	(384)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(4)	(88)
Credit loss impairment recognized in the current period on securities not previously impaired	9	33
Additional credit loss impairments recognized in the current period on securities previously impaired	74	94
Increases due to the passage of time on previously recorded credit losses	52	63
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(27)

Balance, end of period	$968	$1,166

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$697	$697	$938	$938
Fixed maturities:
Corporate securities	12,109	12,616	11,076	12,107
Commercial mortgage-backed securities	2,417	2,441	2,096	2,229
Residential mortgage-backed securities(1)	1,857	1,830	1,965	2,026
Asset-backed securities(2)	1,096	1,107	1,179	1,116
Foreign government bonds	579	596	683	708
U.S. government authorities and agencies and obligations of U.S. states	303	341	369	426

Total fixed maturities	18,361	18,931	17,368	18,612

Equity securities	913	1,199	943	1,040

Total trading account assets supporting insurance liabilities	$19,971	$20,827	$19,249	$20,590

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains / (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” was $(485) million, $689 million and $209 million during the years ended December 31, 2013, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$105	$106	$42	$42
Fixed maturities	4,653	4,723	2,196	2,132
Equity securities	1,051	1,177	1,363	1,437
Other	3	7	3	6

Subtotal	$5,812	6,013	$3,604	3,617

Derivative instruments		440		2,711

Total other trading account assets		$6,453		$6,328

The net change in unrealized gains / (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Asset management fees and other income” was $188 million, $264 million and $63 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both December 31, 2013 and 2012, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$59,775	$65,389	$66,590	$70,997
Fixed maturities, held-to-maturity	916	1,032	1,118	1,223
Trading account assets supporting insurance liabilities	451	458	513	524
Other trading account assets	38	39	39	40
Short-term investments	0	0	0	0
Cash equivalents	107	107	1,637	1,637

Total	$61,287	$67,025	$69,897	$74,421

Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$6,672	$7,277	$5,837	$6,883
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	61	61	62	63
Other trading account assets	0	0	2	2
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$6,733	$7,338	$5,901	$6,948

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$7,762	19.9%	$6,890	20.1%
Retail	8,698	22.3	8,190	23.9
Apartments/Multi-Family	7,492	19.2	5,235	15.3
Industrial	7,390	18.9	7,636	22.3
Hospitality	2,050	5.2	1,322	3.9
Other	3,464	8.9	2,841	8.3

Total commercial mortgage loans	36,856	94.4	32,114	93.8
Agricultural property loans	2,183	5.6	2,122	6.2

Total commercial and agricultural mortgage loans by property type	39,039	100.0%	34,236	100.0%

Valuation allowance	(195)		(229)

Total net commercial mortgage and agricultural loans by property type	38,844		34,007

Other loans
Uncollateralized loans	1,306		1,836
Residential property loans	544		790
Other collateralized loans	335		140

Total other loans	2,185		2,766
Valuation allowance	(21)		(40)

Total net other loans	2,164		2,726

Total commercial mortgage and other loans(1)	$41,008		$36,733

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (9%) and Texas (9%) at December 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2012	$294	$19	$16	$18	$20	$367
Addition to / (release of) allowance of losses	(20)	1	(4)	(6)	(2)	(31)
Charge-offs, net of recoveries	(65)	0	0	0	0	(65)
Change in foreign exchange	0	0	(1)	0	(1)	(2)

Total Ending Balance, 2012	$209	$20	$11	$12	$17	$269

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2013	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	12	(7)	(3)	(9)	(2)	(9)
Charge-offs, net of recoveries	(33)	(6)	0	0	0	(39)
Change in foreign exchange	0	0	(2)	0	(3)	(5)

Total Ending Balance, 2013	$188	$7	$6	$3	$12	$216

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, for the years ended December 31:

	2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$16	$0	$0	$3	$0	$19
Ending balance: collectively evaluated for impairment	172	7	6	0	12	197
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$188	$7	$6	$3	$12	$216

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$429	$5	$0	$7	$2	$443
Ending balance gross of reserves: collectively evaluated for impairment	36,427	2,178	544	328	1,304	40,781
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$36,856	$2,183	$544	$335	$1,306	$41,224

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

	2012
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$49	$12	$0	$12	$0	$73
Ending balance: collectively evaluated for impairment	160	8	11	0	17	196
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$209	$20	$11	$12	$17	$269

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$1,011	$49	$0	$93	$3	$1,156
Ending balance gross of reserves: collectively evaluated for impairment	31,103	2,073	790	47	1,833	35,846
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$32,114	$2,122	$790	$140	$1,836	$37,002

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, for the years ended:

	2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$33	$33	$0	$30	$1
Agricultural property loans	5	5	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$38	$40	$0	$32	$1

With an allowance recorded:
Commercial mortgage loans	$54	$55	$16	$121	$1
Agricultural property loans	0	0	0	10	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$59	$60	$19	$139	$4

Total:
Commercial mortgage loans	$87	$88	$16	$151	$2
Agricultural property loans	5	5	0	12	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	2	0	0	0

Total	$97	$100	$19	$171	$5

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairment occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans(4)	$27	$166	$0	$54	$4
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	4	0

Total with no related allowance	$27	$168	$0	$58	$4

With an allowance recorded:
Commercial mortgage loans	$185	$185	$50	$351	$8
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$219	$219	$73	$386	$8

Total:
Commercial mortgage loans(4)	$212	$351	$50	$405	$12
Agricultural property loans	17	17	12	16	0
Residential property loans	0	0	0	0	0
Other collateralized loans	17	17	11	19	0
Uncollateralized loans	0	2	0	4	0

Total	$246	$387	$73	$444	$12

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.
(4)	Includes the impact of loans acquired from the Star Business for which the balance sheet carrying value had been previously written down.

The net carrying value of commercial and other loans held for sale by the Company as of December 31, 2013 and 2012, was $158 million and $114 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of December 31, 2013 and 2012, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following tables set forth the credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—December 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$19,089	$597	$179	$19,865
60%-69.99%	11,101	379	95	11,575
70%-79.99%	4,005	422	216	4,643
Greater than 80%	325	173	275	773

Total commercial mortgage loans	$34,520	$1,571	$765	$36,856

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,023	$137	$0	$2,160
60%-69.99%	23	0	0	23
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,046	$137	$0	$2,183

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—December 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$21,112	$734	$179	$22,025
60%-69.99%	11,124	379	95	11,598
70%-79.99%	4,005	422	216	4,643
Greater than 80%	325	173	275	773

Total commercial and agricultural mortgage loans	$36,566	$1,708	$765	$39,039

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

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$36,821	$16	$0	$0	$19	$35	$36,856	$154
Agricultural property loans	2,182	0	0	0	1	1	2,183	2
Residential property loans	520	11	3	0	10	24	544	10
Other collateralized loans	334	0	0	0	1	1	335	5
Uncollateralized loans	1,306	0	0	0	0	0	1,306	2

Total	$41,163	$27	$3	$0	$31	$61	$41,224	$173

	December 31, 2012
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$31,943	$43	$91	$0	$37	$171	$32,114	$190
Agricultural property loans	2,077	0	0	0	45	45	2,122	49
Residential property loans	759	12	5	0	14	31	790	14
Other collateralized loans	139	0	0	0	1	1	140	17
Uncollateralized loans	1,836	0	0	0	0	0	1,836	3

Total	$36,754	$55	$96	$0	$97	$248	$37,002	$273

See Note 2 for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2013 and 2012, there were $718 million and $47 million of commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2013 and 2012, there were $93 million and $0 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2013 and December 31, 2012, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. For the years ended December 31, 2013 and 2012, there was an adjusted pre-modification outstanding recorded investment of $117 million and $20 million, respectively, and post-modification outstanding recorded investment of $114 million and $18 million, respectively, related to commercial mortgage loans. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

	2013	2012
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$1,104	$1,250
Non-real estate-related	6,141	5,623

Total joint ventures and limited partnerships	7,245	6,873
Real estate held through direct ownership	2,051	2,108
Other	1,032	1,047

Total other long-term investments	$10,328	$10,028

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $52 million and $97 million as of December 31, 2013 and 2012, respectively. The unaffiliated interest in the consolidated feeder funds was $0 and $2 million as of December 31, 2013 and 2012, respectively, and the master funds had gross assets of $972 million and $1,049 million, respectively, and gross liabilities of $794 million and $791 million, respectively, which are not included on the Company’s balance sheet.

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

	At December 31,
	2013	2012
	(in millions)
STATEMENT OF FINANCIAL POSITION
Total assets(1)	$51,588	$41,418

Total liabilities(2)	$10,868	$8,786
Partners’ capital	40,720	32,632

Total liabilities and partners’ capital	$51,588	$41,418

Total liabilities and partners’ capital included above	$3,765	$3,778
Equity in limited partnership interests not included above	350	453

Carrying value	$4,115	$4,231

(1)	Assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)	Liabilities consist primarily of third party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Years ended December 31,
	2013	2012	2011
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$4,013	$4,556	$2,611
Total expenses(2)	(943)	(1,573)	(925)

Net earnings (losses)	$3,070	$2,983	$1,686

Equity in net earnings (losses) included above	$255	$188	$377
Equity in net earnings (losses) of limited partnership interests not included above	77	34	40

Total equity in net earnings (losses)	$332	$222	$417

(1)	Revenue consists of income from investments in real estate, investments in securities and other income.
(2)	Expenses consist primarily of interest expense, management fees, salary expenses and other expenses.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2013	2012	2011
	(in millions)
Fixed maturities, available-for-sale	$10,541	$9,800	$9,374
Fixed maturities, held-to-maturity	125	135	140
Equity securities, available-for-sale	337	332	315
Trading account assets	963	890	889
Commercial mortgage and other loans	1,985	2,014	1,926
Policy loans	611	597	598
Short-term investments and cash equivalents	40	46	58
Other long-term investments	710	320	231

Gross investment income	15,312	14,134	13,531
Less: investment expenses	(583)	(473)	(407)

Net investment income	$14,729	$13,661	$13,124

Carrying value for non-income producing assets included $132 million in trading account assets supporting insurance liabilities, $11 million in fixed maturities and less than $1 million in commercial mortgage and other loans as of December 31, 2013. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2013.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2013	2012	2011
	(in millions)
Fixed maturities	$(93)	$(37)	$230
Equity securities	444	24	145
Commercial mortgage and other loans	79	94	122
Investment real estate	2	(20)	(20)
Joint ventures and limited partnerships	34	(2)	26
Derivatives(1)	(5,688)	(1,500)	2,294
Other	16	0	34

Realized investment gains (losses), net	$(5,206)	$(1,441)	$2,831

(1)	Includes embedded derivatives as well as the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Net Unrealized Investment Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2013	2012	2011
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$110	$(194)	$(1,003)
Fixed maturity securities, available-for-sale-all other	18,029	23,876	15,227
Equity securities, available-for-sale	2,907	1,518	613
Derivatives designated as cash flow hedges(1)	(446)	(257)	(86)
Other investments(2)	4	14	(6)

Net unrealized gains (losses) on investments	$20,604	$24,957	$14,745

(1)	See Note 21 for more information on cash flow hedges.
(2)	As of December 31, 2013, includes $18 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31:

	2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,913	$95	$6	$1	$3,919	$96
Obligations of U.S. states and their political subdivisions	1,187	129	43	8	1,230	137
Foreign government bonds	3,260	211	438	55	3,698	266
Corporate securities	29,574	1,618	14,094	1,814	43,668	3,432
Commercial mortgage-backed securities	4,267	128	605	35	4,872	163
Asset-backed securities	3,007	42	2,556	274	5,563	316
Residential mortgage-backed securities	1,590	34	239	7	1,829	41

Total	$46,798	$2,257	$17,981	$2,194	$64,779	$4,451

Equity securities, available-for-sale	$586	$24	$1	$0	$587	$24

(1)	Includes $210 million of fair value and $24 million of gross unrealized losses at December 31, 2013, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,191	$33	$42	$2	$2,233	$35
Obligations of U.S. states and their political subdivisions	343	5	5	0	348	5
Foreign government bonds	5,426	55	167	11	5,593	66
Corporate securities	25,051	599	7,961	1,057	33,012	1,656
Commercial mortgage-backed securities	525	3	185	14	710	17
Asset-backed securities	911	11	3,545	720	4,456	731
Residential mortgage-backed securities	773	4	259	29	1,032	33

Total	$35,220	$710	$12,164	$1,833	$47,384	$2,543

Equity securities, available-for-sale	$961	$55	$0	$0	$961	$55

(1)	Includes $526 million of fair value and $67 million of gross unrealized losses at December 31, 2012, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses at December 31, 2013 and 2012, are composed of $4,178 million and $1,866 million related to high or highest quality securities based on NAIC or equivalent rating and $274 million and $677 million related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2013, the $2,194 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. At December 31, 2012, the $1,833 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the finance and consumer cyclical sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at either December 31, 2013 and 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At December 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2013, $4 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. At December 31, 2012, $6 million of the gross unrealized losses represented declines of greater than 20%, $4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at either December 31, 2013 and 2012.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, 2013, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2013	2012
	(in millions)
Fixed maturities	$14,648	$12,134
Trading account assets supporting insurance liabilities	606	542
Other trading account assets	105	38
Separate account assets	3,488	3,435
Equity securities	174	70

Total securities pledged	$19,021	$16,219

As of December 31, 2013, the carrying amount of the associated liabilities supported by the pledged collateral was $16,822 million. Of this amount, $7,898 million was “Securities sold under agreements to repurchase,” $3,603 million was “Separate account liabilities,” $5,040 million was “Cash collateral for loaned securities,” and $281 million was “Long-term debt.” As of December 31, 2012, the carrying amount of the associated liabilities supported by the pledged collateral was $15,621 million. Of this amount, $5,818 million was “Securities sold under agreements to repurchase,” $3,535 million was “Separate account liabilities,” $3,941 million was “Cash collateral for loaned securities,” $280 million was “Long-term debt,” $100 million was “Short-term debt,” and $1,947 million was “Policyholders’ account balances.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $193 million and $2,996 million at December 31, 2013 and 2012, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $211 million and $80 million at December 31, 2013 and 2012, respectively, were on deposit with governmental authorities or trustees, including certain restricted cash balances and securities. Additionally, assets carried at $594 million and $594 million at December 31, 2013 and 2012, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $186 million and $183 million at December 31, 2013 and 2012, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Banks of New York and Boston. Restricted cash and securities of $162 million and $67 million at December 31, 2013 and 2012, respectively, were included in “Other assets.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CDOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CDO’s and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. Additionally, the Company is not required to provide, and has not provided, material financial or other support to any of these VIEs.

Additionally, the Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but for which it is not the investment manager. These include structured investments issued by a VIE that manages yen-denominated investments coupled with cross-currency coupon swap agreements thereby creating synthetic dual currency investments. The Company’s involvement in the structuring of these investments combined with its economic interest indicates that the Company is the primary beneficiary. The Company has not provided material financial support or other support that was not contractually required to these VIEs.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of these VIE do not have recourse to the Company in excess of the assets contained within the VIE.

	Consolidated VIE’s for Which the Company is the Investment Manager		Other Consolidated VIE’s
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$68	$87	$108	$115
Fixed maturities, held-to-maturity	0	0	871	1,059
Trading account assets supporting insurance liabilities	0	0	11	8
Other trading account assets	3,832	1,409	0	0
Commercial mortgage and other loans	23	127	300	0
Other long-term investments	0	22	87	53
Cash and cash equivalents	566	9	(3)	0
Accrued investment income	19	0	4	3
Other assets	132	1	0	0

Total assets of consolidated VIEs	$4,640	$1,655	$1,378	$1,238

Notes issued by consolidated VIEs	$3,302	1,577	0	0
Other liabilities	631	0	1	1

Total liabilities of consolidated VIEs	$3,933	$1,577	$1	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of December 31, 2013, the maturities of these obligations were over five years.

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,381 million and $1,780 million at December 31, 2013 and 2012, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager, including certain CDOs and other investment structures, as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

investment in the VIEs, which was $489 million and $602 million at December 31, 2013 and 2012, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,426 million and $9,240 million as of December 31, 2013 and 2012, respectively. The Company provided a guarantee to an unconsolidated VIE under which it was exposed to potential losses in the amount of $64 as of December 31, 2012. As of July 10, 2013, the Company is no longer providing this guarantee. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,244 million and $6,873 million as of December 31, 2013 and 2012, respectively.

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

During the fourth quarter of 2013, the Company sold its investments in certain structured investments consisting of asset-backed securities issued by VIEs that manage investments in the European market. The Company recognized a $34 million gain on the sale, and is no longer exposed to losses related to these investments. Prior to the fourth quarter of 2013, the Company had a variable interest in these VIEs, which represented less than 50% of the only class of variable interests issued by the VIEs. As of December 31, 2012, the market value of these VIEs was approximately $2.1 billion, and the Company’s maximum exposure to loss from these interests was $314 million.

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2013	2012	2011
	(in millions)
Balance, beginning of year	$14,100	$12,517	$12,328
Capitalization of commissions, sales and issue expenses	2,902	3,565	3,070
Amortization—Impact of assumption and experience unlocking and true-ups	328	328	(52)
Amortization—All other	(568)	(1,832)	(2,643)
Change in unrealized investment gains and losses	492	(168)	(346)
Foreign currency translation and other	(742)	(310)	160

Balance, end of year	$16,512	$14,100	$12,517

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

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2013	2012	2011
	(in millions)
Investment in operating joint ventures	$361	$393	$402
Dividends received from operating joint ventures	$31	$41	$49
After-tax equity earnings of operating joint ventures(1)	$59	$60	$182

(1)	Includes gains associated with sales of the Company’s previous investment, through a consortium, in China Pacific Group, for which the Company’s remaining shares were sold in January, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recognized pre-tax gains of $66 million, $60 million and $237 million, respectively, from sales of this investment.

The Company has made investments in operating joint ventures as part of its Asset Management and International Insurance segments and its Corporate and Other operations. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $30 million, $22 million and $15 million, respectively, of asset management fee income from these transactions.

The Company holds a 26% investment in a life insurance joint venture in India. On December 18, 2013, the Company formed a new joint venture by entering into an agreement that effectively replaced our previous joint venture partner with Dewan Housing Finance Corporation, Ltd (“DHFL”). In accordance with the terms of the new agreement, both DHFL and the Company contributed additional assets into the joint venture.

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

8.    VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2013(1)	2012	2011
	(in millions)
Balance, beginning of year	$3,248	$3,845	$484
Acquisitions	1,370	0	3,769
Amortization—Impact of assumption and experience unlocking and true-ups	59	(31)	(23)
Amortization—All other	(509)	(520)	(555)
Change in unrealized investment gains and losses	(55)	90	(74)
Interest(2)	105	62	65
Foreign currency translation	(543)	(198)	179

Balance, end of year	$3,675	$3,248	$3,845

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(1)	The VOBA balances at December 31, 2013 were $224 million, $44 million, $2,036 million, $0 million, and $1,373 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Gibraltar Life Insurance Company, LTD (“Gibraltar Life”, representing the balances associated with the Edison Inc. and Star Inc. acquisitions), Aoba Life and The Hartford, respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 13, 5, 8, 6, and 10 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life., Aoba Life, and The Hartford, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2013 were 6.40%, 6.14%, 1.28% to 2.87%, 2.60%, and 3.00% to 6.17% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, and The Hartford, respectively. The interest rates for 2012 were 6.40%, 6.18%, 1.28% to 2.87%, and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, and Aoba Life, respectively. The interest rates for 2011 were 7.10%, 4.81%, 1.28% to 2.87%, 1.28% to 2.87%, and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Edison Inc, Star Inc., and Aoba Life, respectively.

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2014	2015	2016	2017	2018
	(in millions)
Estimated future VOBA amortization	$373	$329	$296	$269	$247

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Asset Management	Retirement	International Insurance	Total
	(in millions)
Balance at December 31, 2010:
Gross Goodwill	$239	$444	$24	$707
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	239	444	24	707

2011 Activity:
Acquisitions	0	0	184	184
Other(1)	(1)	0	(2)	(3)

Balance at December 31, 2011:
Gross Goodwill	238	444	206	888
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	238	444	206	888

2012 Activity:
Other(1)	0	0	(15)	(15)

Balance at December 31, 2012:
Gross Goodwill	238	444	191	873
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	238	444	191	873

2013 Activity:
Other(1)	2	0	(36)	(34)

Balance at December 31, 2013:
Gross Goodwill	240	444	155	839
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	$240	$444	$155	$839

(1)	Other represents foreign currency translation and purchase price adjustments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all reporting units that had goodwill at December 31, 2013 and 2012, and no impairments were recorded.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$420	$(231)	$189	$358	$(192)	$166
Customer relationships	285	(188)	97	287	(173)	114
Other	43	(29)	14	51	(24)	27
Not subject to amortization	N/A	N/A	3	N/A	N/A	4

Total			$303			$311

The fair values of net mortgage servicing rights were $200 million and $170 million at December 31, 2013 and 2012, respectively. Amortization expense for other intangibles was $61 million, $56 million and $50 million for the years ending December 31, 2013, 2012 and 2011, respectively. Amortization expense for other intangibles is expected to be approximately $48 million in 2014, $45 million in 2015, $38 million in 2016, $31 million in 2017 and $26 million in 2018. The amortization expense amounts listed above for 2013, 2012 and 2011 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2013	2012
	(in millions)
Life insurance(1)	$142,952	$146,378
Individual and group annuities and supplementary contracts(1)	55,445	58,477
Other contract liabilities(1)	5,490	8,275

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	203,887	213,130
Unpaid claims and claim adjustment expenses	2,972	2,920

Total future policy benefits	$206,859	$216,050

(1)	Prior period amounts have been reclassified to conform to current period presentation.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 5% of direct individual life insurance in force at both December 31, 2013 and 2012, and 14%, 11% and 17% of direct individual life insurance premiums for 2013, 2012 and 2011, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 1.0% to 14.0%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.5% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.1% to 6.5%.

The Company’s liability for future policy benefits is also inclusive of liabilities for guaranteed benefits related to certain nontraditional long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in other contract liabilities. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 11 for additional information regarding liabilities for guaranteed benefits related to certain nontraditional long-duration life and annuity contracts.

Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long term care, and for certain individual health policies.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 3.0% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2013	2012
	(in millions)
Individual annuities	$35,947	$41,026
Group annuities	27,294	27,782
Guaranteed investment contracts and guaranteed interest accounts	14,898	16,255
Funding agreements	4,370	3,793
Interest-sensitive life contracts	32,136	23,962
Dividend accumulation and other	22,012	21,595

Total policyholders’ account balances	$136,657	$134,413

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2013 and 2012 are $2,380 million and $1,788 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion, a Delaware statutory trust issues medium-term notes to investors that are secured by funding agreements issued to the trust by Prudential Insurance. The outstanding notes have fixed or floating interest rates that range from 0.5% to 5.5% and original maturities ranging from two to ten years. Included in the amounts at December 31, 2013 and 2012 is the medium-term note liability, which is carried at amortized cost, of $2,381 million and $1,780 million, respectively, as well as the fair value of qualifying derivative financial instruments associated with these notes of ($1) million and $8 million, respectively. For additional details on the FANIP program, see Note 5.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) of $1,947 million, as of both December 31, 2013 and 2012. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 0.7% to 3.5% and original maturities ranging from three to eight years. For additional details on the FHLBNY program, see Note 14. Included in interest-sensitive life contracts at December 31, 2013 are $8 billion related to the Company assuming universal life contracts acquired from The Hartford’s individual life insurance business on January 2, 2013. Interest crediting rates range from 0% to 23.0% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

11.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

In addition, the Company issues certain variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2013 and 2012, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2013		December 31, 2012
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
	($ in millions)
Annuity Contracts

Return of net deposits
Account value	$113,527	$181	$98,207	$196
Net amount at risk	$465	$0	$829	$33
Average attained age of contractholders	63 years	62 years	62 years	62 years

Minimum return or contract value
Account value	$37,801	$127,530	$34,299	$109,845
Net amount at risk	$2,817	$2,892	$4,209	$5,072
Average attained age of contractholders	66 years	63 years	65 years	62 years
Average period remaining until earliest expected annuitization	N/A	0.33 year	N/A	0.50 year

(1)	Includes income and withdrawal benefits as described herein.

	December 31,
	2013	2012
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$7,546	$3,406
General account value	$11,155	$4,960
Net amount at risk	$194,344	$89,881
Average attained age of contractholders	54 years	48 years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	2013	2012
	(in millions)
Equity funds	$90,199	$73,813
Bond funds	46,235	40,815
Balanced funds	652	524
Money market funds	6,528	7,763

Total	$143,614	$122,915

In addition to the amounts invested in separate account investment options above, $7,714 million at December 31, 2013, and $9,590 million at December 31, 2012, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2013, 2012 and 2011, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”), and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2010	$202	$188	$114	$(204)
Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	8	94	5	0
Incurred guarantee benefits—All other(1)	71	147	26	3,061
Paid guarantee benefits and other	(2)	(113)	(42)	0
Other(2)	9	3	302	29

Balance at December 31, 2011	288	319	405	2,886

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	18	73	48	0
Incurred guarantee benefits—All other(1)	85	199	54	463
Paid guarantee benefits and other	(14)	(104)	(32)	0
Other	(6)	1	(16)	(1)

Balance at December 31, 2012	371	488	459	3,348

Incurred guarantee benefits—Impact of assumption and experience unlocking and true-ups(1)	(26)	(140)	(27)	0
Incurred guarantee benefits—All other(1)	123	175	37	(2,904)
Paid guarantee benefits	(4)	(75)	(23)	0
Other(3)	1,331	13	(49)	(3)

Balance at December 31, 2013	$1,795	$461	$397	$441

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)	Primarily represents amounts acquired from Star and Edison.
(3)	GMDB primarily includes amounts acquired from The Hartford on January 2, 2013.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the guaranteed death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier estimates should be revised.

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit; (2) additional credits after a certain number of years a contract is held; and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

Sales Inducements
(in millions)
Balance at December 31, 2010	$1,348
Capitalization	359
Amortization—Impact of assumption and experience unlocking and true-ups	(81)
Amortization—All other	(645)
Change in unrealized investment gains and losses	20

Balance at December 31, 2011	1,001

Capitalization	259
Amortization—Impact of assumption and experience unlocking and true-ups	189
Amortization—All other	(109)
Change in unrealized investment gains and losses	17

Balance at December 31, 2012	1,357

Capitalization	53
Amortization—Impact of assumption and experience unlocking and true-ups	27
Amortization—All other	340
Change in unrealized investment gains and losses and other	36

Balance at December 31, 2013	$1,813

12.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the U.S. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block Business. See Note 22 for financial information on the Closed Block Business, which includes Surplus and Related Assets, the IHC debt, as discussed in Note 14, and other related liabilities.

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

As of December 31, 2013 and 2012, the Company recognized a policyholder dividend obligation of $887 million and $885 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,624 million and $5,478 million at December 31, 2013 and 2012, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the years ended December 31, 2013 and 2012.

On December 13, 2011 and December 11, 2012, Prudential Insurance’s Board of Directors approved a continuation of the Closed Block dividend scales for 2012 and 2013, respectively. On December 5, 2013, Prudential Insurance’s Board of Directors acted to increase the 2014 dividends payable on Closed Block policies. This action resulted in an approximately $33 million increase in the liability for policyholders dividends recognized for the year ended December 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2013	2012
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,258	$50,839
Policyholders’ dividends payable	907	887
Policyholders’ dividend obligation	4,511	6,363
Policyholders’ account balances	5,359	5,426
Other Closed Block liabilities	4,281	3,366

Total Closed Block Liabilities	65,316	66,881

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	39,169	41,980
Other trading account assets, at fair value	291	224
Equity securities, available-for-sale, at fair value	3,884	3,225
Commercial mortgage and other loans	8,762	8,747
Policy loans	5,013	5,120
Other long-term investments	2,085	2,094
Short-term investments	1,790	1,194

Total investments	60,994	62,584
Cash and cash equivalents	544	511
Accrued investment income	542	550
Other Closed Block assets	296	262

Total Closed Block Assets	62,376	63,907

Excess of reported Closed Block Liabilities over Closed Block Assets	2,940	2,974
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,615	5,467
Allocated to policyholder dividend obligation	(3,624)	(5,478)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,931	$2,963

Information regarding the policyholder dividend obligation is as follows:

	2013	2012
	(in millions)
Balance, January 1	$6,363	$4,609
Impact from earnings allocable to policyholder dividend obligation	2	123
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,854)	1,631

Balance, December 31	$4,511	$6,363

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block revenues and benefits and expenses for the years ended December 31, were as follows:

	2013	2012	2011
	(in millions)
Revenues
Premiums	$2,728	$2,817	$2,918
Net investment income	2,796	2,919	2,976
Realized investment gains (losses), net	230	243	855
Other income	57	31	38

Total Closed Block revenues	5,811	6,010	6,787

Benefits and Expenses
Policyholders’ benefits	3,334	3,445	3,482
Interest credited to policyholders’ account balances	136	137	139
Dividends to policyholders	1,910	2,021	2,571
General and administrative expenses	467	492	519

Total Closed Block benefits and expenses	5,847	6,095	6,711

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(36)	(85)	76
Income tax expense (benefit)	(57)	(103)	67

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	21	18	9
Income (loss) from discontinued operations, net of taxes	0	(2)	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$21	$16	$9

13.    REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, to limit the maximum net loss potential arising from large risks and in acquiring or disposing of businesses.

On January 2, 2013, the Company acquired The Hartford’s individual life insurance business through a reinsurance transaction. Under the agreement, the Company provided reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The Company acquired the general account business through a coinsurance arrangement and, for certain types of general account policies, a modified coinsurance arrangement. The Company acquired the separate account business through a modified coinsurance arrangement.

Since 2011, the Company has entered into several reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk associated with the pension benefits of certain named beneficiaries.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. The Company currently reinsures 90% of the mortality risk for most new individual life products. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company has historically retained up to $30 million per life, but has reduced its retention limit to $20 million per life in 2013. In addition, the Company has reinsured 73% of the Closed Block Business with unaffiliated third parties through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements using the deposit method of accounting.

The international business primarily uses reinsurance to obtain experience with respect to certain new product offerings and to a lesser extent, to manage risk and volatility as necessary.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be inforce for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance related to short-duration reinsurance contracts is accounted for over the reinsurance contract period. The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2013	2012	2011
	(in millions)
Direct premiums	$27,444	$66,566	$25,526
Reinsurance assumed	272	224	128
Reinsurance ceded	(1,479)	(1,436)	(1,353)

Premiums	$26,237	$65,354	$24,301

Direct policy charges and fees	$4,648	$4,491	$3,894
Reinsurance assumed	918	106	124
Reinsurance ceded	(151)	(108)	(94)

Policy charges and fees	$5,415	$4,489	$3,924

Direct policyholder benefits	$27,458	$66,075	$24,638
Reinsurance assumed	809	435	289
Reinsurance ceded	(1,534)	(1,379)	(1,313)

Policyholders’ benefits	$26,733	$65,131	$23,614

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Reinsurance recoverables at December 31, are as follows:

	2013	2012
	(in millions)
Individual and group annuities(1)	$252	$631
Life insurance(2)	2,383	751
Other reinsurance	149	155

Total reinsurance recoverable	$2,784	$1,537

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance payables related to the acquisition of the retirement business of CIGNA of $248 million and $628 million at December 31, 2013 and 2012, respectively.
(2)	Includes $1,597 million of reinsurance recoverables established at December 31, 2013 under the reinsurance arrangements associated with the acquisition of the individual life business of The Hartford. The Company has also recorded reinsurance payables related to the individual life business of The Hartford acquisition of $1,244 million at December 31, 2013.

Excluding the reinsurance recoverable associated with the acquisition of individual life business of The Hartford and the retirement business of CIGNA, four major reinsurance companies account for approximately 64% of the reinsurance recoverable at December 31, 2013. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability, otherwise, an allowance for uncollectible reinsurance would be recorded.

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31 is as follows:

	2013	2012
	(in millions)
Commercial paper:
Prudential Financial	$190	$113
Prudential Funding, LLC	460	359

Subtotal commercial paper	650	472
Other notes payable(1)	0	100
Current portion of long-term debt(2)	2,019	1,912

Total short-term debt(3)	$2,669	$2,484

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$466	$156
Daily average commercial paper outstanding	$1,309	$1,194
Weighted average maturity of outstanding commercial paper, in days	18	21
Weighted average interest rate on outstanding short-term debt(4)	0.17%	0.28%

(1)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $100 million at December 31, 2012, discussed in more detail below.
(2)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both December 31, 2013 and 2012.
(3)	Includes Prudential Financial debt of $1,721 million and $1,847 million at December 31, 2013 and 2012, respectively.
(4)	Excludes the current portion of long-term debt.

At December 31, 2013 and 2012, the Company was in compliance with all covenants related to the above debt.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, has a commercial paper program, with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings have generally served as an additional source of financing to meet the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the New Jersey Department of Banking and Insurance (“NJDOBI”). Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s tangible net worth at a positive level. Additionally, Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s $7.0 billion commercial paper program.

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $168 million and $170 million as of December 31, 2013 and 2012, respectively.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2012, the 5% limitation equates to a maximum amount of pledged assets of $8.1 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels and purchases of activity-based stock) of approximately $6.5 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of December 31, 2013, Prudential Insurance had pledged assets with a fair value of $2.7 billion supporting aggregate outstanding collateralized advances and funding agreements of $2.2 billion. As of December 31, 2013, an outstanding advance of $280 million is in “Long-term debt” and matures in December 2015, and outstanding funding agreements, totaling $1,947 million are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.1 billion as of December 31, 2013.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of December 31, 2013, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department (“CTID”), the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $230 million, none of which was outstanding as of December 31, 2013. Previously, the CTID provided a temporary advance consent to PRIAC, permitting it to pledge up to $2.6 billion in qualifying assets to secure FHLBB borrowings, resulting in a maximum borrowing capacity under the facility of approximately $1.7 billion; however, this consent expired as of December 31, 2013.

Credit Facilities

The Company’s syndicated, unsecured committed credit facilities at December 31 are as follows:

Borrower	Original Term	Expiration Date	Capacity	Outstanding
			(in millions)
Prudential Financial(1)	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding(1)	3-year	Nov-2016	1,750	0

			$3,750	$0

(1)	In November 2013, amendments to these facilities extended their terms by approximately 2 years. The expiration dates above reflect that extension.

The above credit facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of December 31, 2013, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18.985 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of December 31, 2013 and 2012, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

In addition to the above credit facilities, the Company had access to $379 million of certain other lines of credit at December 31, 2013, of which $335 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2013, $38 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

Put Option Agreement for Senior Debt Issuance

In November 2013, Prudential Financial entered into a ten-year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Prudential Financial the right to sell to the trust at any time up to $1.5 billion of 4.419% senior notes due November 2023 and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.777% per annum applied to the unexercised portion of the put option. The put option agreement with the trust provides Prudential Financial with a source of liquid assets.

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise the put option if its consolidated stockholders’ equity, calculated in accordance with GAAP but excluding AOCI, falls below $7 billion, subject to adjustment in certain cases. The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for principal and interest strips of U.S. Treasury securities. Finally, any of the 4.419% senior notes that Prudential Financial issues may be redeemed prior to their maturity at par or, if greater, a make-whole price, following a voluntary exercise in full of the put option.

Long-term Debt

Long-term debt at December 31 is as follows:

	Maturity Dates	Rate(1)	December 31,
			2013	2012
			(in millions)
Fixed-rate notes:
Surplus notes	2015-2025	5.36%-8.30%	$941	$940
Surplus notes subject to set-off arrangements	2021-2033	3.52%-5.26%	2,400	1,000
Senior notes(2)	2014-2043	2.21%-11.31%	12,151	13,537
Floating-rate notes:
Surplus notes	2016-2052	0.51%-3.52%	3,200	3,200
USD-denominated senior notes	2014-2023	1.02%-4.91%	677	293
Foreign currency-denominated senior notes	(3)	0.84%-3.13%	100	490
Junior subordinated notes	2042-2068	5.20%-8.88%	4,884	4,594
Prudential Holdings, LLC notes (the “IHC debt”):
Series A	2017(4)	1.12%-1.18%	238	285
Series B	2023(4)	7.245%	777	777
Series C	2023(4)	8.695%	585	613

Subtotal			25,953	25,729

Less: assets under set-off arrangements(5)			2,400	1,000

Total long-term debt(6)			$23,553	$24,729

(1)	Range of interest rates are for the year ended December 31, 2013.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both December 31, 2013 and 2012.
(3)	Includes $61 million of perpetual debt that has no stated maturity. Maturities on the remaining debt range from 2014 to 2017.
(4)	Annual scheduled repayments of principal for the Series A and Series C notes began in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(5)	Assets under set-off arrangements represent a reduction in the amount of fixed-rate surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(6)	Includes Prudential Financial debt of $16,346 million and $16,998 million at December 31, 2013 and 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

At December 31, 2013 and 2012, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2013:

	Calendar Year
	2015	2016	2017	2018	2019 and thereafter	Total
	(in millions)
Long-term debt	$3,457	$1,477	$1,733	$2,580	$14,306	$23,553

Surplus Notes

As of December 31, 2013, Prudential Insurance had $941 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of NJDOBI. NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2013 and 2012, the Company met these statutory capital requirements.

Prudential Insurance’s fixed-rate surplus notes include $500 million of exchangeable surplus notes issued in a private placement in 2009 with an interest rate of 5.36% per annum and due September 2019. The surplus notes are exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning in September 2014, or earlier upon a fundamental business combination involving Prudential Financial or a continuing payment default. The initial exchange rate for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014, to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange. These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price.

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2013, an aggregate of $1,500 million of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In December 2013, another captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note in an aggregate principal amount of up to $2 billion in order to finance non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Guideline AXXX. The agreements contemplate that additional external counterparties may be added to this facility in the future which could increase the size of the facility to $3 billion. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit linked notes issued by a special purpose affiliate in an aggregate principal amount equal to the surplus note. As above, the principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2013, an aggregate of $900 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Other captive reinsurance subsidiaries have outstanding $3.2 billion of surplus notes that were issued in 2006 through 2008 with unaffiliated institutions to finance reserves required under Regulation XXX and Guideline AXXX. Prudential Financial has agreed to maintain the capital of these captives at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2013 and 2012, there were no collateral postings made under these derivative instruments.

The surplus notes for the captive reinsurance subsidiaries described above are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior approval of the Arizona Department of Insurance. The payment of interest on the surplus notes has been approved by the Arizona Department of Insurance, subject to its ability to withdraw that approval.

Senior Notes

Medium-term notes.    Prudential Financial maintains a Medium-Term Note, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of December 31, 2013, the outstanding balance of medium-term notes under this program was $12.7 billion, a decrease of $0.5 billion from December 31, 2012, due to maturities of $1.6 billion, offset by $1.1 billion of issuances as presented in the below table.

Issue Date	Face Value	Interest Rate	Maturity Date
	(in millions)
August 15, 2013	$350	2.300%	August 15, 2018
August 15, 2013	$350	LIBOR + 0.78%	August 15, 2018
August 15, 2013	$350	5.100%	August 15, 2043

Retail medium-term notes.    Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2013, the outstanding balance of retail notes was $292 million. Retail notes outstanding decreased by $615 million from December 31, 2012 primarily due to the Company’s redemption of $462 million of notes during 2013, with an average interest rate of approximately 6.0%.

Asset-backed notes.    On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1.0 billion of 2.997% asset-backed notes with a final maturity of September 30, 2015. As of December 31, 2013, the outstanding balance of these notes was $850 million due to scheduled repayments. The notes are

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to the scheduled payment date.

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

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. Junior subordinated notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date(1)	Interest Rate Subsequent to Optional Redemption Date	Scheduled Maturity Date	Final Maturity Date
	(in millions)
June 2008	$600	8.875%	Institutional	6/15/18	LIBOR + 5.00%	6/15/38	6/15/68
August 2012	$1,000	5.875%	Institutional	9/15/22	LIBOR + 4.175%	n/a	9/15/42
November 2012	$1,500	5.625%	Institutional	6/15/23	LIBOR + 3.920%	n/a	6/15/43
December 2012	$575	5.750%	Retail	12/4/17	5.750%	n/a	12/15/52
March 2013	$710	5.700%	Retail	3/15/18	5.700%	n/a	3/15/53
March 2013	$500	5.200%	Institutional	3/15/24	LIBOR + 3.040%	n/a	3/15/44

(1)	Represents the initial date on which the notes can be redeemed at par solely at the option of the Company, subject in the case of the 8.875% notes to compliance with a replacement capital covenant.

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

PHLLC’s ability to meet its obligations under the IHC debt is dependent principally upon sufficient available funds being generated by the Closed Block Business and the ability of Prudential Insurance, the sole direct subsidiary of PHLLC, to dividend such funds to PHLLC. The payment of scheduled principal and interest

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

on the Series A notes and the Series B notes is insured by a financial guarantee insurance policy. The payment of principal and interest on the Series C notes is not insured. The IHC debt is redeemable prior to its stated maturity at the option of PHLLC, subject to make-whole provisions, and, in the event of certain circumstances, the bond insurer can require PHLLC to redeem the IHC debt.

Net proceeds from the IHC debt amounted to $1,727 million, of which $1,218 million was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC, referred to as the DSCA, and constitutes collateral for the IHC debt. The balance in the DSCA was $705 million and $658 million as of December 31, 2013 and 2012, respectively. If the DSCA balance falls below specified levels, resources from the Financial Services Businesses may be required to service the IHC debt.

Summarized consolidated financial data for PHLLC is presented below.

	As of December 31,
	2013	2012
	(in millions)
Consolidated Statements of Financial Position:
Total assets	$514,094	$473,317

Total liabilities	$494,537	$452,668
Total member’s equity	19,553	20,640
Noncontrolling interests	4	9

Total equity	19,557	20,649

Total liabilities and equity	$514,094	$473,317

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Consolidated Statements of Operations:
Total revenues	$23,487	$56,195	$25,241
Total benefits and expenses	22,073	55,332	24,206

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,414	863	1,035
Net income	1,367	883	813
Less: Income (loss) attributable to noncontrolling interests	1	(1)	(13)

Net income attributable to Prudential Holdings, LLC.	$1,366	$884	$826

Consolidated Statements of Cash Flows:
Cash flows from operating activities	$2,464	$2,758	$5,060
Cash flows used in investing activities	(8,218)	(4,620)	(4,741)
Cash flows from (used in) financing activities	5,129	1,111	603
Effect of foreign exchange in cash and cash equivalents	(6)	(7)	(15)

Net increase (decrease) in cash and cash equivalents	$(631)	$(758)	$907

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

At December 31, 2013, the Company was in compliance with all IHC debt covenants.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $23 million, $16 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,419 million, $1,389 million and $1,315 million for the years ended December 31, 2013, 2012 and 2011, respectively. This includes interest expense of $6 million, $8 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively, reported in “Net investment income.”

15.    EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2010	660.1	176.3	483.8	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	19.8	(19.8)	0.0
Stock-based compensation programs(1)	0.0	(4.0)	4.0	0.0

Balance, December 31, 2011	660.1	192.1	468.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)	0.0
Stock-based compensation programs(1)	0.0	(6.5)	6.5	0.0

Balance, December 31, 2012	660.1	197.1	463.0	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	10.0	(10.0)	0.0
Stock-based compensation programs(1)	0.0	(8.1)	8.1	0.0

Balance, December 31, 2013	660.1	199.0	461.1	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

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

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2013. Under this authorization, 6.6 million shares of the Company’s Common Stock were repurchased at a total cost of $400 million, of which 3.9 million shares were repurchased in the first six months of 2013 at a total cost of $250 million.

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock through June 2014. As of December 31, 2013, 6.1 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, beginning on January 1, 2016, and (2) at any time in the event that (a) the Class B Stock is no longer treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance changes the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the “CB Distributable Cash Flow” (described below); provided, however, that a holder of Class B Stock may not convert its shares if such holder would become, upon such conversion, the beneficial owner (as defined under the Securities Exchange Act of 1934) of over 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

effecting such conversion, to increase the Target Dividend Amount of the Class B Stock from $9.625 to $12.6875 per share per annum, retroactively from the time of issuance of the Class B Stock.

Preferred Stock

As of December 31, 2013 and 2012, the Company had no preferred stock outstanding. The Company previously maintained a shareholder rights plan; however, the rights plan expired on December 18, 2011.

Dividends

The declaration and payment of dividends on the Common Stock is limited by New Jersey corporate law, pursuant to which Prudential Financial is prohibited from paying a Common Stock dividend if, after giving effect to that dividend, either (a) the Company would be unable to pay its debts as they become due in the usual course of its business or (b) the Company’s total assets would be less than its liabilities. This limitation is applied both as if the Financial Services Businesses were a separate corporation and on a consolidated basis after taking into account dividends on the Class B Stock. In addition, the terms of the Company’s outstanding junior subordinated debt include a “dividend stopper” provision that restricts the payment of dividends on the Common Stock and Class B Stock if interest payments are not made on the junior subordinated debt. The terms of the Class B Stock also restrict dividends on the Common Stock in certain circumstances as described below. Further, as a Designated Financial Company under Dodd-Frank, Prudential Financial is to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the Board of Governors of the Federal Reserve System. Prudential Financial’s compliance with these and other requirements under the Dodd-Frank Act could limit its ability to pay Common Stock dividends in the future.

As of December 31, 2013, the Company’s U.S. GAAP retained earnings were $14,531 million. Other than the above limitations, this amount is free of restrictions for the payment of Common Stock dividends. However, Common Stock dividends will be dependent upon the financial condition, results of operations, cash needs, future prospects and other factors relating to the Financial Services Businesses, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, repayments of operating loans from its subsidiaries and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2013, Prudential Financial had cash and short term investments, excluding amounts held in an intercompany liquidity account, of $4,354 million.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed below.

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2013, Prudential Insurance’s unassigned surplus was $4,439 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $2,304 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”) of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($938 million as of December 31, 2013) or (ii) its statutory net gain from operations excluding realized investment gains and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

losses for the twelve-month period ending on the preceding December 31 ($1,252 million for the year ended December 31, 2013), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of NJDOBI. Under New Jersey insurance law, Prudential Insurance is permitted to pay a dividend of $1,252 million in 2014 without prior approval of NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey’s. Prudential Annuities Life Assurance Corporation (“PALAC”), an Arizona-domiciled insurer that is a direct subsidiary of Prudential Financial, is permitted to pay a dividend of $143 million in 2014 with prior notification to the Arizona Department of Insurance.

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of statutory paid-in-capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the Japan Financial Services Agency (“FSA”). Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution. In 2013, Prudential of Japan paid a dividend of ¥25.0 billion, or $255 million, of which approximately $249 million was ultimately paid to Prudential Financial. Prudential of Japan has met the statutory retained earnings level necessary to dividend up to 100% of prior year statutory after-tax earnings. Prudential of Japan’s and Gibraltar Life’s current regulatory fiscal year will end March 31, 2014, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable. Although Gibraltar Life may be able to pay common stock dividends under applicable legal and regulatory restrictions, Gibraltar Life does not anticipate paying common stock dividends for several years as it anticipates returning capital through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or affiliates. The prior approval of the FSA is required for such capital distributions.

In addition, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the Company would typically discuss any dividend payments with the applicable regulatory authority prior to payment. Additionally, the payment of dividends by the Company’s subsidiaries is subject to declaration by their Board of Directors and may be affected by market conditions and other factors.

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

Statutory Net Income, Capital and Surplus

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. These subsidiaries do not utilize prescribed or permitted practices that vary materially from the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”). Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $1,358 million, $1,382 million and $826 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus of Prudential Insurance amounted to $9,383 million and $8,699 million at December 31, 2013 and 2012, respectively. Statutory net income (loss) of PALAC amounted to $406 million, $217 million and $177 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus of PALAC amounted to $443 million and $448 million at December 31, 2013 and 2012, respectively.

The Risk Based Capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. The RBC ratio for Prudential Insurance includes both the Financial Services Businesses and Closed Block Business. RBC is determined by NAIC- prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as calculated in a manner prescribed by the NAIC, falls below the Company Action Level RBC, corrective action is required. As of December 31, 2013, Prudential Insurance and PALAC both had Total Adjusted Capital levels in excess of 4.0 times the regulatory required minimums that would require corrective action.

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

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2013, Prudential of Japan and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2010	$866	$3,245	$(1,461)	$2,650
Change in other comprehensive income before reclassifications	309	4,169	(385)	4,093
Amounts reclassified from AOCI	50	(335)	88	(197)
Income tax benefit (expense)	(118)	(1,274)	91	(1,301)

Balance, December 31, 2011	1,107	5,805	(1,667)	5,245
Change in other comprehensive income before reclassifications	(303)	8,596	(800)	7,493
Amounts reclassified from AOCI	6	36	101	143
Income tax benefit (expense)	118	(3,035)	250	(2,667)

Balance, December 31, 2012	928	11,402	(2,116)	10,214
Change in other comprehensive income before reclassifications	(1,465)	(1,239)	749	(1,955)
Amounts reclassified from AOCI	4	(289)	125	(160)
Income tax benefit (expense)	420	470	(308)	582

Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681

(1)	Includes cash flow hedges of ($446) million, ($257) million and ($86) million as of December 31, 2013, 2012, and 2011, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2013	Affected line item in Consolidated Statements of Operations
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$0	Realized investment gains (losses), net
Foreign currency translation adjustment	(4)	Other income

Total foreign currency translation adjustment	(4)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(24)	(3)
Cash flow hedges—Currency/Interest rate	(104)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	351
Net unrealized investment gains (losses)—all other	66

Total net unrealized investment gains (losses)	289	(4)
Amortization of defined benefit items:
Prior service cost	22	(5)
Actuarial gain (loss)	(147)	(5)

Total amortization of defined benefit items	(125)

Total reclassifications for the period	$160

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 21 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 18 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$(849)	$18	$(5)	$334	$175	$(327)
Net investment gains (losses) on investments arising during the period	(474)				166	(308)
Reclassification adjustment for (gains) losses included in net income	375				(131)	244
Reclassification adjustment for OTTI losses excluded from net income(1)	(55)				19	(36)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(5)			2	(3)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			19		(7)	12
Impact of net unrealized investment (gains) losses on policyholders’ dividends				132	(46)	86

Balance, December 31, 2011	$(1,003)	$13	$14	$466	$178	$(332)
Net investment gains (losses) on investments arising during the period	590				(207)	383
Reclassification adjustment for (gains) losses included in net income	312				(109)	203
Reclassification adjustment for OTTI losses excluded from net income(1)	(93)				33	(60)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(10)			4	(6)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(11)		5	(6)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(327)	114	(213)

Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	242				(85)	157
Reclassification adjustment for (gains) losses included in net income	70				(25)	45
Reclassification adjustment for OTTI losses excluded from net income(1)	(8)				3	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(8)			3	(5)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			1			1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(75)	26	(49)

Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2010	$9,261	$(766)	$(901)	$(2,454)	$(1,568)	$3,572
Net investment gains (losses) on investments arising during the period	7,142				(2,449)	4,693
Reclassification adjustment for (gains) losses included in net income	(710)				250	(460)
Reclassification adjustment for OTTI losses excluded from net income(2)	55				(19)	36
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(413)			141	(272)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(369)		129	(240)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,865)	673	(1,192)

Balance, December 31, 2011	$15,748	$(1,179)	$(1,270)	$(4,319)	$(2,843)	$6,137
Net investment gains (losses) on investments arising during the period	9,586				(3,373)	6,213
Reclassification adjustment for (gains) losses included in net income	(276)				97	(179)
Reclassification adjustment for OTTI losses excluded from net income(2)	93				(32)	61
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(49)			17	(32)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			126		(43)	83
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,308)	458	(850)

Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	(4,306)				1,443	(2,863)
Reclassification adjustment for (gains) losses included in net income	(359)				126	(233)
Reclassification adjustment for OTTI losses excluded from net income(2)	8				(3)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		509			(178)	331
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			465		(164)	301
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,933	(676)	1,257

Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, is as follows:

	2013			2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$(613)			$512			$3,485
Direct equity adjustment	2			20			24
Less: Income attributable to noncontrolling interests	107			50			34
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	8			7			46

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(726)	463.1	$(1.57)	$475	465.6	$1.02	$3,429	480.2	$7.14

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$8			$7			$46
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	8			7			46
Stock options		0.0			1.9			2.9
Deferred and long-term compensation programs		0.0			0.6			0.5
Exchangeable Surplus Notes	0	0.0		0	0.0		17	5.1

Diluted earnings per share(1)(2)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$(726)	463.1	$(1.57)	$475	468.1	$1.01	$3,446	488.7	$7.05

(1)	For the twelve months ended December 31, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the twelve months ended December 31, 2013, all potential stock options and compensation programs were considered antidilutive.
(2)	For the twelve months ended December 31, 2012, weighted average shares used for calculating diluted earnings per share excludes the potential shares that would be issued related to the exchangeable surplus notes since the hypothetical impact of these shares was antidilutive. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued related to the exchangeable surplus notes assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock after direct equity adjustment, the calculation of earnings per share exclude the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2013, 2012 and 2011, as applicable, were based on 4.4 million, 4.6 million and 6.5 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the years ended December 31, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

	2013		2012		2011
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	6.6	$73.51	13.3	$69.80	10.8	$73.01
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	12.2		0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	5.2		0.0		0.0

Total antidilutive stock options and shares	24.0		13.3		10.8

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

As discussed in Note 15, Prudential Financial may, at its option, at any time, subject to a notification period, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock. Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock in the holder’s sole discretion, beginning on January 1, 2016, or earlier upon certain specified events. Any conversion may have a dilutive effect on holders of Common Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Class B Stock

Income from continuing operations per share of Class B Stock for the years ended December 31, are presented below. There are no potentially dilutive shares associated with the Class B Stock.

	2013			2012			2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$46			$43			$146
Less: Direct equity adjustment	2			20			24

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$44	2.0	$22.00	$23	2.0	$11.50	$122	2.0	$61.00

17.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

The Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”) provides stock based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. As of December 31, 2013, 14,220,662 authorized shares remain available for grant under the Omnibus Plan.

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

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2013	2012	2011
Expected volatility	36.44%	41.80%	39.86%
Expected dividend yield	3.00%	3.00%	2.00%
Expected term	5.52 years	5.44 years	5.28 years
Risk-free interest rate	1.01%	0.93%	2.48%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2013		2012		2011
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$43	$15	$45	$16	$44	$16
Employee restricted stock units	88	32	84	30	83	30
Employee performance shares and performance units	86	31	26	9	14	5

Total	$217	$78	$155	$55	$141	$51

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2013, 2012 and 2011 were de minimis.

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	18,617,380	$60.59
Granted	3,094,117	57.16
Exercised	(5,662,522)	50.82
Forfeited	(83,243)	58.83
Expired	(971,283)	72.81

Outstanding at December 31, 2013	14,994,449	$62.79

Vested and expected to vest at December 31, 2013	14,782,007	$62.87

Exercisable at December 31, 2013	9,491,924	$65.16

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $13.72, $16.36 and $20.21, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $146 million, $66 million, and $49 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable as of December 31, 2013 is as follows:

	December 31, 2013
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	5.61	$441

Vested and expected to vest	5.56	$434

Exercisable	4.08	$257

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

A summary of the Company’s restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2012(2)	4,367,161	$56.87	933,372	$53.33
Granted(2)	1,613,079	57.94	392,220	92.22
Forfeited	(124,883)	58.69	(15,438)	63.77
Performance adjustment(3)			38,370	57.00
Released	(1,491,251)	48.92	(335,534)	57.00

Restricted at December 31, 2013(2)	4,364,106	$59.93	1,012,990	$92.22

(1)	Performance share and performance unit awards reflect the target awarded, reduced for cancellations and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of awards granted, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	For performance share and performance unit awards issued after January 1, 2010, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2013 and December 31, 2012 is the year end closing stock price of Prudential Financial’s common stock.
(3)	Represents the change in shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair market value of restricted stock units, performance shares and performance units released for the years ended December 31, 2013, 2012 and 2011 was $106 million, $196 million and $75 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $57.94, $58.89 and $63.39, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2013, 2012 and 2011 was $92.22, $53.33 and $50.12, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The number of restricted stock units, performance shares and performance units expected to vest at December 31, 2013 is 5,346,669.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2013 was $17 million with a weighted average recognition period of 1.61 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2013 was $84 million with a weighted average recognition period of 1.66 years.

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2013, 2012 and 2011 was $51 million, $21 million and $18 million, respectively.

The tax benefit realized upon vesting of restricted stock units, performance shares and performance units for the years ended December 31, 2013, 2012 and 2011 was $38 million, $69 million and $26 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company began settling performance units in cash beginning in 2013. The amount of cash used to settle performance units in 2013 was $10 million.

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

On December 6, 2013, the Company transferred $340 million of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical and life benefits. The transfer resulted in a reduction to the prepaid benefit cost for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The transfer had no impact on the Company’s consolidated results of operations, but will reduce the future cash contributions required to be made to the postretirement plan.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2013 and 2012 is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(12,042)	$(11,113)	$(2,372)	$(2,277)
Acquisition/Divestiture	0	0	(3)	0
Service cost	(252)	(243)	(17)	(14)
Interest cost	(437)	(474)	(89)	(101)
Plan participants’ contributions	0	0	(28)	(27)
Medicare Part D subsidy receipts	0	0	(12)	(18)
Amendments	(2)	62	0	0
Annuity purchase	1	1	0	0
Actuarial gains/(losses), net	844	(1,098)	220	(134)
Settlements	5	120	0	0
Special termination benefits	(2)	(8)	0	0
Benefits paid	691	599	200	200
Foreign currency changes and other	308	112	(1)	(1)

Benefit obligation at end of period	$(10,886)	$(12,042)	$(2,102)	$(2,372)

Change in plan assets
Fair value of plan assets at beginning of period	$12,686	$11,812	$1,329	$1,344
Actual return on plan assets	266	1,097	244	140
Annuity purchase	(1)	(1)	0	0
Employer contributions	206	496	18	18
Plan participants’ contributions	0	0	28	27
Disbursement for settlements	(5)	(120)	0	0
Benefits paid	(691)	(599)	(200)	(200)
Foreign currency changes and other	(52)	1	(14)	0
Effect of Section 420 transfer	(340)	0	340	0

Fair value of plan assets at end of period	$12,069	$12,686	$1,745	$1,329

Funded status at end of period	$1,183	$644	$(357)	$(1,043)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,354	$3,130	$0	$0
Accrued benefit liability	(2,171)	(2,486)	(357)	(1,043)

Net amount recognized	$1,183	$644	$(357)	$(1,043)

Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$0
Prior service cost	(56)	(81)	(19)	(30)
Net actuarial loss	2,065	2,548	463	893

Net amount not recognized	$2,009	$2,467	$444	$863

Accumulated benefit obligation	$(10,374)	$(11,502)	$(2,102)	$(2,372)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($918 million and $998 million benefit obligation at December 31, 2013 and 2012, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million and $0 million to the trust in 2013 and 2012, respectively. As of December 31, 2013 and 2012, the assets in the trust had a carrying value of $561 million and $445 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($73 million and $80 million benefit obligation at December 31, 2013 and 2012, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2013 and 2012, the assets in the trust had a carrying value of $116 million and $135 million, respectively.

Pension benefits for foreign plans comprised 16% of the ending benefit obligation for both 2013 and 2012, respectively. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2013 and 2012. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2013	2012
	(in millions)
Projected benefit obligation	$2,457	$2,820
Fair value of plan assets	$286	$334

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2013	2012
	(in millions)
Accumulated benefit obligation	$2,258	$2,603
Fair value of plan assets	$258	$311

In 2013 and 2012 the pension plans purchased annuity contracts from Prudential Insurance for $1 million. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $21 million and $18 million as of December 31, 2013 and 2012, respectively.

There were pension plan amendments in 2013 and 2012. In 2013 the benefit obligation for pension benefits increased $2 million for immediately vesting employees due to the Section 420 transfer. In 2012 the benefit obligation for pension benefits decreased $62 million to reduce future pension benefits associated with the cash balance feature of certain domestic plans and changes in benefit structures for Japanese plans. There were no postretirement plan amendments in 2013 and 2012.

Components of Net Periodic Benefit Cost

The Company uses market related value to determine components of net periodic (benefit) cost. Market related value recognizes certain changes in fair value of plan assets over a period of five years. Changes in the fair value of U.S Equities, International Equities, Real Estate and Other Assets are recognized over a five year period. However, the fair value for Fixed Maturity assets (including short term investments) are recognized immediately for the purposes of market related value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost	$252	$243	$218	$17	$14	$11
Interest cost	437	474	486	89	101	110
Expected return on plan assets	(769)	(809)	(756)	(87)	(87)	(98)
Amortization of transition obligation	0	0	0	0	1	1
Amortization of prior service cost	(10)	13	23	(12)	(12)	(12)
Amortization of actuarial (gain) loss, net	91	45	40	56	54	36
Settlements	0	9	5	0	0	0
Curtailments	0	0	(18)	0	0	0
Special termination benefits(1)	2	7	4	0	0	0

Net periodic (benefit) cost(2)	$3	$(18)	$2	$63	$71	$48

(1)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.
(2)	Includes net periodic (benefit) cost for pensions of $0 million, $0 million and ($18) million for 2013, 2012 and 2011, respectively, that have been classified as discontinued operations.

Changes in Accumulated Other Comprehensive Income

The amounts recorded in “Accumulated other comprehensive income (loss)” as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other Comprehensive Income” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2010	$0	$87	$1,674	$1	$(54)	$622
Amortization for the period	0	(23)	(40)	(1)	12	(36)
Deferrals for the period	0	(72)	187	0	0	277
Impact of foreign currency changes and other	0	(1)	(6)	1	0	(2)

Balance, December 31, 2011	0	(9)	1,815	1	(42)	861

Amortization for the period	0	(13)	(45)	(1)	12	(54)
Deferrals for the period	0	(62)	810	0	0	81
Impact of foreign currency changes and other	0	3	(32)	0	0	5

Balance, December 31, 2012	0	(81)	2,548	0	(30)	893

Amortization for the period	0	10	(91)	0	12	(56)
Deferrals for the period	0	2	(341)	0	0	(377)
Impact of foreign currency changes and other	0	13	(51)	0	(1)	3

Balance, December 31, 2013	$0	$(56)	$2,065	$0	$(19)	$463

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The amounts included in “Accumulated other comprehensive income (loss)” expected to be recognized as components of net periodic (benefit) cost in 2014 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of prior service cost	$(10)	$(11)
Amortization of actuarial (gain) loss, net	86	25

Total	$76	$14

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions
Discount rate (beginning of period)	4.05%	4.85%	5.60%	3.85%	4.60%	5.35%
Discount rate (end of period)	4.95%	4.05%	4.85%	4.75%	3.85%	4.60%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.25%	6.75%	7.00%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	5.00-7.50%	5.00-7.50%	5.00-7.50%
Health care cost trend rates (end of period)	N/A	N/A	N/A	5.00-7.08%	5.00-7.50%	5.00-7.50%
For 2013, 2012 and 2011, the ultimate health care cost trend rate after gradual decrease until: 2019, 2017, 2017, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2013, 2012 and 2011, the ultimate health care cost trend rate after gradual decrease until: 2019, 2019, 2017 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2013 and December 31, 2012 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The portfolio is selected from a compilation of approximately 515 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation at December 31, 2013 and December 31, 2012. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2013 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2013. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2014. The expected rate of return for 2014 is 6.25% and 7.00% for pension and postretirement, respectively.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$8
Increase in postretirement benefit obligation	151

One percentage point decrease
Decrease in total service and interest costs	$6
Decrease in postretirement benefit obligation	121

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2013 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	4%	19%	42%	55%
International Equities	4%	20%	1%	9%
Fixed Maturities	51%	70%	1%	46%
Short-term Investments	0%	14%	0%	51%
Real Estate	2%	11%	0%	0%
Other	0%	14%	0%	0%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

There were no investments in Prudential Financial Common Stock as of December 31, 2013 and December 31, 2012 for either the pension or postretirement plans.

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

U.S. Government Securities (both Federal and State & Other), Non–U.S. Government Securities, and Corporate Debt - See Note 20 for a discussion of the valuation methodologies for fixed maturity securities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$1,170	$0	$1,170
Common/collective trusts(1)	0	81	0	81

Subtotal				1,251
International Equities:
Pooled separate accounts(2)	0	349	0	349
Common/collective trusts(3)	0	40	0	40
United Kingdom insurance pooled funds(4)	0	50	0	50

Subtotal				439

Fixed Maturities:
Pooled separate accounts(5)	0	1,085	32	1,117
Common/collective trusts(6)	0	506	0	506
U.S. government securities (federal):
Mortgage-backed	0	2	0	2
Other U.S. government securities	0	1,005	0	1,005
U.S. government securities (state & other)	0	636	0	636
Non-U.S. government securities	0	17	0	17
United Kingdom insurance pooled funds(7)	0	266	0	266
Corporate Debt:
Corporate bonds(8)	0	3,660	16	3,676
Asset-backed	0	24	0	24
Collateralized Mortgage Obligations(9)	0	137	0	137
Interest rate swaps (Notional amount: $623)	0	(3)	0	(3)
Guaranteed investment contract	0	28	0	28
Other(10)	717	0	66	783
Unrealized gain (loss) on investment of securities lending collateral(11)	0	(39)	0	(39)

Subtotal				8,155

Short-term Investments:
Pooled separate accounts	0	78	0	78
United Kingdom insurance pooled funds	0	1	0	1

Subtotal				79

Real Estate:
Pooled separate accounts(12)	0	0	356	356
Partnerships	0	0	320	320

Subtotal				676

Other:
Partnerships	0	0	374	374
Hedge funds	0	0	1,095	1,095

Subtotal				1,469

Total	$717	$9,093	$2,259	$12,069

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$1,143	$0	$1,143
Common/collective trusts(1)	0	82	0	82

Subtotal				1,225
International Equities:
Pooled separate accounts(2)	0	278	0	278
Common/collective trusts(3)	0	103	0	103
United Kingdom insurance pooled funds(4)	0	69	0	69

Subtotal				450

Fixed Maturities:
Pooled separate accounts(5)	0	1,076	32	1,108
Common/collective trusts(6)	0	567	0	567
U.S. government securities (federal):
Mortgage-backed	0	3	0	3
Other U.S. government securities	0	1,154	0	1,154
U.S. government securities (state & other)	0	747	0	747
Non-U.S. government securities	0	14	0	14
United Kingdom insurance pooled funds(7)	0	221	0	221
Corporate Debt:
Corporate bonds(8)	0	3,882	12	3,894
Asset-backed	0	17	0	17
Collateralized Mortgage Obligations(9)	0	293	0	293
Interest rate swaps (Notional amount: $978)	0	(4)	0	(4)
Guaranteed investment contract	0	22	0	22
Other(10)	735	(4)	58	789
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(44)	0	(44)

Subtotal				8,781

Short-term Investments:
Pooled separate accounts	0	418	0	418
United Kingdom insurance pooled funds	0	0	0	0

Subtotal				418

Real Estate:
Pooled separate accounts(12)	0	0	322	322
Partnerships	0	0	185	185

Subtotal				507

Other:
Partnerships	0	0	598	598
Hedge funds	0	0	707	707

Subtotal				1,305

Total	$735	$10,037	$1,914	$12,686

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.
(2)	This category invests in a large cap international equity funds whose objective is to track an index.
(3)	This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes.
(4)	This category invests in an international equity fund whose objective is to track an index.
(5)	This category invests in bond funds, primarily highly rated private placement securities.
(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.
(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(10)	Primarily cash and cash equivalents, short term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(11)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $701 million and the liability for securities lending collateral is $740 million.
(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.
(13)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $682 million and the liability for securities lending collateral is $726 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2013
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$32	$12	$58	$322
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	46
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	0	4	8	(12)
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$32	$16	$66	$356

	Year Ended December 31, 2013
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund
	(in millions)
Fair Value, beginning of period	$185	$598	$707
Actual Return on Assets:
Relating to assets still held at the reporting date	35	48	106
Relating to assets sold during the period	0	0	4
Purchases, sales and settlements	100	7	(1)
Transfers in and /or out of Level 3(1)	0	(279)	279

Fair Value, end of period	$320	$374	$1,095

	Year Ended December 31, 2012
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$20	$12	$62	$318
Actual Return on Assets:
Relating to assets still held at the reporting date	2	(1)	0	40
Relating to assets sold during the period	0	0	0	(1)
Purchases, sales and settlements	10	0	(4)	(35)
Transfers in and /or out of Level 3	0	1	0	0

Fair Value, end of period	$32	$12	$58	$322

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Real Estate– Partnerships	Other– Partnerships	Other– Hedge Fund
	(in millions)
Fair Value, beginning of period	$105	$552	$678
Actual Return on Assets:
Relating to assets still held at the reporting date	5	32	57
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	75	14	(28)
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$185	$598	$707

(1)	The transfers in and out of Level 3 represent a reclassification of certain fund assets from Partnerships to Hedge Funds.

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$634	$0	$634
Common trusts(2)	0	136	0	136
Equities	110	0	0	110

Subtotal				880

International Equities:
Variable Life Insurance Policies(3)	0	64	0	64
Common trusts(4)	0	23	0	23

Subtotal				87

Fixed Maturities:
Common trusts(5)	0	29	0	29
U.S. government securities (federal):
Mortgage-Backed	0	7	0	7
Other U.S. government securities	0	289	0	289
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	4	0	4
Corporate Debt:
Corporate bonds(6)	0	235	1	236
Asset-Backed	0	56	5	61
Collateralized Mortgage Obligations(7)	0	35	0	35
Interest rate swaps (Notional amount: $861)	0	(7)	0	(7)
Other(8)	74	0	(6)	68
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0

Subtotal				725

Short-term Investments:
Variable Life Insurance Policies	0	0	0	0
Registered investment companies	53	0	0	53

Subtotal				53

Total	$237	$1,508	$0	$1,745

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$493	$0	$493
Common trusts(2)	0	100	0	100
Equities	104	0	0	104

Subtotal				697

International Equities:
Variable Life Insurance Policies(3)	0	52	0	52
Common trusts(4)	0	18	0	18

Subtotal				70

Fixed Maturities:
Common trusts(5)	0	29	0	29
U.S. government securities (federal):
Mortgage-Backed	0	12	0	12
Other U.S. government securities	0	138	0	138
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	8	0	8
Corporate Debt:
Corporate bonds(6)	0	195	2	197
Asset-Backed	0	57	0	57
Collateralized Mortgage Obligations(7)	0	70	0	70
Interest rate swaps (Notional amount: $681)	0	(8)	0	(8)
Other(8)	47	0	(4)	43
Unrealized gain (loss) on investment of securities lending collateral(10)	0	0	0	0

Subtotal				549

Short-term Investments:
Variable Life Insurance Policies	0	1	0	1
Registered investment companies	12	0	0	12

Subtotal				13

Total	$163	$1,168	$(2)	$1,329

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(9)	In 2013 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $16 million and the liability for securities lending collateral is $16 million.
(10)	In 2012 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $44 million and the liability for securities lending collateral is $44 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2013
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset Backed	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$2	$0	$(4)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	(1)	5	(2)
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$1	$5	$(6)

	Year Ended December 31, 2012
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other
	(in millions)
Fair Value, beginning of period	$2	$2
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0
Relating to assets sold during the period	0	0
Purchases, sales and settlements	0	(6)
Transfers in and /or out of Level 3	0	0

Fair Value, end of period	$2	$(4)

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2013	2012	2013	2012
Asset Category
U.S. Equities	10%	10%	50%	52%
International Equities	4	4	5	5
Fixed Maturities	67	69	39	40
Short-term Investments	1	3	6	3
Real Estate	6	4	0	0
Other	12	10	0	0

Total	100%	100%	100%	100%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2014	$617	$186	$15
2015	627	185	15
2016	648	184	16
2017	665	183	16
2018	687	182	16
2019-2023	3,754	872	82

Total	$6,998	$1,792	$160

The Company anticipates that it will make cash contributions in 2014 of approximately $130 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2013 and 2012 was $68 million and $41 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $57 million, $54 million and $54 million for the years ended December 31, 2013, 2012 and 2011, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2013	2012	2011
	(in millions)
Current tax expense (benefit)
U.S.	$(292)	$674	$73
State and local	16	27	2
Foreign	310	387	372

Total	34	1,088	447

Deferred tax expense (benefit)
U.S.	44	(437)	771
State and local	0	(5)	12
Foreign	(1,136)	(433)	285

Total	(1,092)	(875)	1,068

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	(1,058)	213	1,515
Income tax expense on equity in earnings of operating joint ventures	19	19	79
Income tax expense on discontinued operations	3	8	18
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	(582)	2,667	1,301
Stock-based compensation programs	(32)	(56)	(19)

Total income taxes	$(1,650)	$2,851	$2,894

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2013	2012	2011
	(in millions)
Expected federal income tax expense (benefit)	$(589)	$248	$1,737
Non-taxable investment income	(319)	(302)	(247)
Low income housing and other tax credits	(105)	(78)	(80)
Reversal of acquisition opening balance sheet deferred tax items	55	384	221
Medicare Part D	(43)	(1)	(2)
Minority interest	(37)	(17)	(11)
Foreign taxes at other than U.S. rate	(36)	(51)	(37)
State taxes	10	15	0
Other	6	15	(66)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$(1,058)	$213	$1,515

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011, 2012 or 2013 results.

The Medicare Part D subsidy provided by the government is not subject to tax. However, the amount a company can otherwise deduct for retiree health care expenses must be reduced by the amount of the Medicare Part D subsidy received and not taxed in that year, effectively making the subsidy taxable. During 2013, the Company transferred $340 million of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical and life benefits. As a result, the Company reduced the projected amount of retiree health care payments that would not be deductible related to future receipts by the Company of the Medicare Part D subsidy and recognized a $43 million tax benefit in “Income from continuing operations before equity in earnings of operating joint ventures.”

Total income tax expense includes additional tax expense related to the realization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. As of December 31, 2013, additional U.S. GAAP tax expense related to the utilization of opening balance sheet deferred tax assets has been fully recognized between the Statement of Operations and Other Comprehensive Income as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
2013	15	40	55

Subtotal	56	625	681
Additional tax expense recognized in Other Comprehensive Income	0	53	53

Unrecognized balance of additional tax expense	$0	$0	$0

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During the first quarter of 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

recorded an additional U.S. tax expense of $108 million in the first quarter of 2013. Future losses in pre-tax income of Gibraltar Life, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities, may reduce the amount of additional tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional tax expense recognized in Other Comprehensive Income.

Deferred tax assets and liabilities at December 31 resulted from the items listed in the following table:

	2013	2012
	(in millions)
Deferred tax assets
Insurance reserves	$2,760	$3,952
Policyholders’ dividends	1,797	2,433
Net operating and capital loss carryforwards	358	866
Employee benefits	477	718
Investments	1,510	0
Other	472	343

Deferred tax assets before valuation allowance	7,374	8,312
Valuation allowance	(235)	(280)

Deferred tax assets after valuation allowance	7,139	8,032

Deferred tax liabilities
Net unrealized investment gains	7,147	8,451
Deferred policy acquisition costs	4,208	3,559
Investments	0	1,753
Unremitted foreign earnings	679	1,216
Value of business acquired	1,204	1,029

Deferred tax liabilities	13,238	16,008

Net deferred tax liability	$(6,099)	$(7,976)

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

A valuation allowance has been recorded related to tax benefits associated with state and local and foreign deferred tax assets. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable and the amount of deferred tax asset actually realized during the year. The valuation allowance includes amounts recorded in connection with deferred tax assets at December 31 as follows:

	2013	2012
	(in millions)
Valuation allowance related to state and local deferred tax assets	$208	$250
Valuation allowance related to foreign operations deferred tax assets	$27	$30

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table sets forth the federal, state and foreign operating and capital loss carryforwards for tax purposes, at December 31:

	2013	2012
	(in millions)
Federal net operating and capital loss carryforwards	$0	$274
State net operating and capital loss carryforwards(1)	$3,945	$4,574
Foreign operating loss carryforwards(2)	$505	$1,731

(1)	Expires between 2014 and 2033.
(2)	$481 million expires between 2018 and 2022 and $24 million has an unlimited carryforward.

The Company provides for U.S. income taxes on unremitted foreign earnings of its operations in Japan, and certain operations in India, Germany, and Taiwan. In addition, beginning in 2012, the Company provides for U.S. income taxes on a portion of current year foreign earnings for its insurance operations in Korea. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested. In 2011 the Company sold various foreign entities that were a part of the global commodities group and the relocation business. Consequently, their earnings were no longer considered permanently reinvested and the Company recognized an income tax expense of $6 million related to the sale of global commodities group in “Income from discontinued operations, net of taxes” and income tax benefit of $11 million related to the sale of the relocation business. Except for the change in repatriation assumption with respect to a portion of current year foreign earnings for insurance operations in Korea, the Company made no material changes with respect to its repatriation assumptions during 2012. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. Consequently we recognized an additional U.S. tax expense of $108 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2013.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes permanent reinvestment of such and for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2013	2012	2011
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming permanent reinvestment)	$1,973	$1,747	$2,145

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income from domestic operations of $1,274 million, $1,138 million and $1,919 million, and income (loss) from foreign operations of $(2,958) million, $(430) million and $3,045 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2013	2012	2011
	(in millions)
Balance at January 1,	$19	$90	$552
Increases in unrecognized tax benefits—prior years	0	16	96
(Decreases) in unrecognized tax benefits—prior years	(7)	(4)	(152)
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	(1)	(83)	(406)

Balance at December 31,	$11	$19	$90

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$11	$19	$38

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2013	2012	2011
	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$1	$4	$13

	2013	2012
	(in millions)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$6	$8

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at December 31, 2013:

Major Tax Jurisdiction	Open Tax Years
United States	2004—2013
Japan	Fiscal years ended March 31, 2009—2013
Korea	Fiscal years ended March 31, 2009—2013 and the period ended December 31, 2013

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Certain of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2011, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of Edison Life Insurance Company Ltd. for its tax years ended March 31, 2009 to March 31, 2010. During 2013 the Tokyo Regional Taxation Bureau conducted a routine tax audit of the tax returns of the Company’s affiliates in Japan for their tax years ended March 31, 2009 to March 31, 2012. These activities had no material impact on the Company’s 2011, 2012 or 2013 results.

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

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,400	$0	$		$15,400
Obligations of U.S. states and their political subdivisions	0	3,735	0			3,735
Foreign government bonds	0	82,787	1			82,788
Corporate securities	0	152,449	1,329			153,778
Asset-backed securities	0	7,147	3,442			10,589
Commercial mortgage-backed securities	0	13,708	165			13,873
Residential mortgage-backed securities	0	6,695	8			6,703

Subtotal	0	281,921	4,945			286,866
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	643	0			643
Corporate securities	0	16,865	115			16,980
Asset-backed securities	0	876	403			1,279
Commercial mortgage-backed securities	0	2,466	0			2,466
Residential mortgage-backed securities	0	1,828	2			1,830
Equity securities	1,309	225	842			2,376
All other(3)	591	7,899	6		(7,246)	1,250

Subtotal	1,900	31,258	1,368		(7,246)	27,280
Equity securities, available-for-sale	6,938	2,668	304			9,910
Commercial mortgage and other loans	0	158	0			158
Other long-term investments	19	109	1,396		5	1,529
Short-term investments	6,139	1,046	0			7,185
Cash equivalents	2,461	4,521	0			6,982
Other assets	3	209	4			216

Subtotal excluding separate account assets	17,460	321,890	8,017		(7,241)	340,126
Separate account assets(4)	49,182	213,275	22,603			285,060

Total assets	$66,642	$535,165	$30,620		$(7,241)	$625,186

Future policy benefits(5)	$0	$0	$441	$		$441
Other liabilities	1	9,458	5		(7,257)	2,207
Notes of consolidated VIEs	0	0	3,254			3,254

Total liabilities	$1	$9,458	$3,700		$(7,257)	$5,902

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,386	$0	$		$17,386
Obligations of U.S. states and their political subdivisions	0	3,452	0			3,452
Foreign government bonds	0	88,290	0			88,290
Corporate securities	0	157,701	1,630			159,331
Asset-backed securities	0	7,633	3,703			11,336
Commercial mortgage-backed securities	0	11,813	124			11,937
Residential mortgage-backed securities	0	9,593	11			9,604

Subtotal	0	295,868	5,468			301,336
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	287	0			287
Obligations of U.S. states and their political subdivisions	0	259	0			259
Foreign government bonds	2	767	0			769
Corporate securities	0	13,609	134			13,743
Asset-backed securities	0	923	431			1,354
Commercial mortgage-backed securities	0	2,298	8			2,306
Residential mortgage-backed securities	0	2,024	2			2,026
Equity securities	1,198	181	1,098			2,477
All other(3)	664	13,371	25		(10,363)	3,697

Subtotal	1,864	33,719	1,698		(10,363)	26,918
Equity securities, available-for-sale	5,518	2,429	330			8,277
Commercial mortgage and other loans	0	114	48			162
Other long-term investments	(57)	141	1,053		246	1,383
Short-term investments	3,519	2,871	0			6,390
Cash equivalents	3,105	10,495	0			13,600
Other assets	78	109	8			195

Subtotal excluding separate account assets	14,027	345,746	8,605		(10,117)	358,261
Separate account assets(4)	39,362	192,760	21,132			253,254

Total assets	$53,389	$538,506	$29,737		$(10,117)	$611,515

Future policy benefits(5)	$0	$0	$3,348	$		$3,348
Other liabilities	0	8,121	0		(8,031)	90
Notes of consolidated VIEs	0	0	1,406			1,406

Total liabilities	$0	$8,121	$4,754		$(8,031)	$4,844

(1)	“Netting” amounts represent cash collateral of ($16) million and $2,086 million as of December 31, 2013 and December 31, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(5)	For the year ended December 31, 2013, the net embedded derivative liability position of $0.4 billion includes $1.5 billion of embedded derivatives in an asset position and $1.9 billion of embedded derivatives in a liability position. For the year ended December 31, 2012, the net embedded derivative liability position of $3.3 billion includes $0.5 billion of embedded derivatives in an asset position and $3.8 billion of embedded derivatives in a liability position.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of December 31, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair value of other loans held and accounted for using the fair value option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a pre-

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

determined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of pre-determined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

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

Derivatives classified as Level 3 include look-back equity options and other structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values.

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

Future Policy Benefits—The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.

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

Transfers between Levels 1 and 2—Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the asset may move between Level 1 and Level 2. In addition, the classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the year ended December 31, 2013, $4.0 billion were transferred from Level 1 to Level 2 and $5.0 billion were transferred from Level 2 to Level 1. During the year ended December 31, 2012, $5.0 billion were transferred from Level 1 to Level 2 and $2.1 billion were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	660	784	1,444
Asset-backed securities	283	3,562	3,845
Commercial mortgage-backed securities	14	151	165
Residential mortgage-backed securities	3	7	10
Equity securities	141	1,005	1,146
Other long-term investments	9	1,387	1,396
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,120	6,897	8,017
Separate account assets	21,665	938	22,603

Total assets	$22,785	$7,835	$30,620

Future policy benefits	$441	$0	$441
Other liabilities	5	0	5
Notes of consolidated VIEs	0	3,254	3,254

Total liabilities	$446	$3,254	$3,700

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2012
	Internal(1)	External(2)	Total
	(in millions)
Corporate securities	$889	$875	$1,764
Asset-backed securities	338	3,796	4,134
Commercial mortgage-backed securities	68	64	132
Residential mortgage-backed securities	3	10	13
Equity securities	101	1,327	1,428
Commercial mortgage and other loans	48	0	48
Other long-term investments	9	1,044	1,053
Other assets	33	0	33

Subtotal excluding separate account assets(3)	1,489	7,116	8,605
Separate account assets	20,422	710	21,132

Total assets	$21,911	$7,826	$29,737

Future policy benefits	$3,348	$0	$3,348
Notes of consolidated VIEs	0	1,406	1,406

Total liabilities	$3,348	$1,406	$4,754

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The table below represents quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.25%	–	15%	8.52%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	–	8.0X	6.0X	Increase
		Liquidation	Liquidation value	11.61%	–	100.0%	59.17%	Increase
Asset—backed securities	$283	Discounted cash flow	Prepayment rate(3)	2.82%	–	27.41%	10.23%	Increase
			Default rate(3)	0.49%	–	31.85%	2.62%	Decrease
			Loss severity(3)	15.06%	–	45.00%	33.00%	Decrease
			Liquidity premium	1.00%	–	2.00%	1.90%	Decrease
			Average life (years)	0.16	–	14.76	5.05	Increase
			Comparable spreads	0.19%	–	45.19%	3.65%	Decrease
			Comparable security yields	0.61%	–	10.00%	6.52%	Decrease
Liabilities:
Future policy benefits(4)	$441	Discounted cash flow	Lapse rate(5)	0%	–	11%		Decrease
			NPR spread(6)	0.08%	–	1.09%		Decrease
			Utilization rate(7)	70%	–	94%		Increase
			Withdrawal rate(8)	86%	–	100%		Increase
			Mortality rate(9)	0%	–	13%		Decrease
			Equity volatility curve	15%	–	28%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$889	Discounted cash flow	Discount rate	1.7%	–	17.5%	9.92%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	–	8.5X	6.2X	Increase
		Cap at call price	Call price	100%	–	101%	100.24%	Increase
		Liquidation	Liquidation value	49%	–	100.0%	83.06%	Increase
Asset-backed securities	$338	Discounted cash flow	Prepayment rate(3)	2.8%	–	29.0%	9.84%	Increase
			Default rate(3)	0.5%	–	2.52%	0.84%	Decrease
			Loss severity(3)	35%	–	43.88%	35.76%	Decrease
			Liquidity premium	1.0%	–	2.50%	1.83%	Decrease
			Average life (years)	0.1	–	15	5.61	Increase
			Comparable spreads	0.1%	–	20%	2.81%	Decrease
			Comparable security yields	0.4%	–	15%	7.59%	Decrease
Liabilities:
Future policy benefits(4)	$3,348	Discounted cash flow	Lapse rate(5)	0%	–	14%		Decrease
			NPR spread(6)	0.20%	–	1.60%		Decrease
			Utilization rate(7)	70%	–	94%		Increase
			Withdrawal rate(8)	85%	–	100%		Increase
			Mortality rate(9)	0%	–	13%		Decrease
			Equity volatility curve	19%	–	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company’s insurance subsidiaries as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

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

Real Estate and Other Invested Assets—Separate account assets include $20,806 million and $19,518 million of investments in real estate as of December 31, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.15% to 11.00% (6.35% weighted average) as of December 31, 2013, and 4.75% to 10.50% (6.49% weighted average) as of December 31, 2012, and discount rates, which ranged from 6.00% to 15.00% (7.71% weighted average) as of December 31, 2013, and 6.25% to 15.00% (7.92% weighted average) as of December 31, 2012. Key unobservable inputs to real estate debt valuation include yield to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

maturity, which ranged from 1.13% to 6.85% (4.17% weighted average) as of December 31, 2013, and 3.59% to 7.62% (4.74% weighted average) as of December 31, 2012, and market spread over base rate, which ranged from 1.60% to 4.75% (2.87% weighted average) as of December 31, 2013, and 1.67% to 4.48% (3.22% weighted average) as of December 31, 2012.

Commercial Mortgage Loans—Separate account assets include $793 million and $833 million of commercial mortgage loans as of December 31, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.25% to 1.98% (1.47% weighted average) as of December 31, 2013, and 1.65% to 4.15% (1.87% weighted average) as of December 31, 2012. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Level 3 assets and liabilities—The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(30)	29	37	0
Included in other comprehensive income (loss)	0	0	(1)	(18)	(8)	(19)	0
Net investment income	0	0	0	(4)	35	0	0
Purchases	0	0	4	477	2,412	438	0
Sales	0	0	(1)	(126)	(320)	(51)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(579)	(1,227)	(41)	(3)
Foreign currency translation	0	0	0	(127)	(110)	(9)	0
Other(1)	0	0	0	0	(170)	0	0
Transfers into Level 3(2)	0	0	13	573	10	0	0
Transfers out of Level 3(2)	0	0	(12)	(467)	(912)	(314)	0

Fair Value, end of period	$0	$0	$1	$1,329	$3,442	$165	$8

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(53)	$13	$0	$0

	Year Ended December 31, 2013
	Trading Account Assets
	U.S Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$431	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(16)
Asset management fees and other income	0	(8)	8	0	0	63	2
Net investment income	0	0	5	1	0	0	0
Purchases	0	23	319	75	0	17	0
Sales	0	(13)	(3)	(1)	0	(140)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(49)	(231)	(2)	0	(43)	(5)
Foreign currency translation	0	0	(8)	(1)	0	(153)	0
Other(1)	0	0	(75)	0	0	0	0
Transfers into Level 3(2)	0	52	4	0	0	0	0
Transfers out of Level 3(2)	0	(24)	(47)	(80)	0	0	0

Fair Value, end of period	$0	$115	$403	$0	$2	$842	$6

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(16)
Asset management fees and other income	$0	$(7)	$7	$0	$0	$50	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	5	0	(4)
Asset management fees and other income	0	0	160	0
Included in other comprehensive income (loss)	58	0	0	0
Purchases	37	0	439	0
Sales	(65)	0	0	0
Issuances	0	0	0	0
Settlements	(3)	(53)	(134)	0
Foreign currency translation	(53)	0	(13)	0
Other(1)	(18)	0	(109)	0
Transfers into Level 3(2)	6	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0

Fair Value, end of period	$304	$0	$1,396	$4

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(5)	$0	$(2)	$(3)
Asset management fees and other income	$0	$0	$155	$0

	Year Ended December 31, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	3,741	(3)	17
Interest credited to policyholders’ account balances	2,649	0	0	0
Net investment income	20	0	0	0
Purchases	1,653	0	0	0
Sales	(832)	0	0	0
Issuances	0	(836)	0	(1,834)
Settlements	(2,120)	0	0	(31)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	89	0	0	0
Transfers out of Level 3(2)	(130)	0	0	0

Fair Value, end of period	$22,603	$(441)	$(5)	$(3,254)

Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,647	$(3)	$17
Interest credited to policyholders’ account	$1,652	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$2,528	$145	$16
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(35)	21	25	0
Included in other comprehensive income (loss)	0	0	0	195	102	11	0
Net investment income	0	0	0	8	30	(1)	1
Purchases	0	10	0	375	2,640	44	0
Sales	0	0	0	(165)	(426)	(28)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(325)	(673)	(14)	(6)
Foreign currency translation	0	0	0	(38)	(41)	(5)	0
Other(1)	(64)	0	(8)	71	0	0	0
Transfers into Level 3(2)	0	0	8	306	60	37	0
Transfers out of Level 3(2)	0	(10)	(25)	(212)	(538)	(90)	0

Fair Value, end of period	$0	$0	$0	$1,630	$3,703	$124	$11

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$9	$0	$0

	Year Ended December 31, 2012
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$148	$416	$35	$4	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(73)
Asset management fees and other income	0	(7)	17	2	1	88	2
Net investment income	0	0	6	1	0	0	0
Purchases	0	22	182	16	2	21	0
Sales	0	(12)	(12)	(5)	(3)	(170)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(25)	(112)	(4)	(1)	(89)	6
Foreign currency translation	0	0	(4)	(1)	0	(70)	0
Other(1)	(7)	7	1	0	(1)	3	(3)
Transfers into Level 3(2)	0	5	4	82	0	20	0
Transfers out of Level 3(2)	0	(4)	(67)	(118)	0	(1)	0

Fair Value, end of period	$0	$134	$431	$8	$2	$1,098	$25

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$(73)
Asset management fees and other income	$0	$(10)	$14	$2	$0	$78	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	2	1	(9)
Asset management fees and other income	0	0	126	0
Included in other comprehensive income (loss)	29	0	0	0
Net investment income	0	0	6	0
Purchases	69	0	186	9
Sales	(22)	0	(25)	0
Issuances	0	0	0	0
Settlements	0	(40)	(296)	0
Foreign currency translation	(18)	0	2	0
Other(1)	0	0	7	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(92)	0	(64)	0

Fair Value, end of period	$330	$48	$1,053	$0

Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$1	$1	$(9)
Asset management fees and other income	$0	$0	$56	$0

	Year Ended December 31, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(3)	$(282)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	231	(23)	(4)
Asset management fees and other income	2	0	0	0	0
Interest credited to policyholders’ account balances	0	1,932	0	0	0
Purchases	0	4,230	0	0	0
Sales	(3)	(1,697)	0	0	0
Issuances	0	0	(694)	0	(1,412)
Settlements	0	(2,272)	0	26	0
Foreign currency translation	0	0	1	0	0
Other(1)	0	0	0	0	292
Transfers into Level 3(2)	0	326	0	0	0
Transfers out of Level 3(2)	0	(745)	0	0	0

Fair Value, end of period	$8	$21,132	$(3,348)	$0	$(1,406)

Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$146	$(23)	$(4)
Asset management fees and other income	$2	$0	$0	$0	$0
Interest credited to policyholders’ account	$0	$1,013	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$27	$1,187	$1,753	$130	$23
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(31)	38	(41)	0
Included in other comprehensive income (loss)	0	2	(139)	(14)	8	(1)
Net investment income	0	0	9	24	(1)	0
Purchases	66	0	556	1,473	5	1
Sales	0	(1)	(144)	(558)	(30)	(1)
Issuances	0	0	33	0	0	0
Settlements	0	0	(387)	(373)	(36)	(5)
Foreign currency translation	0	0	7	54	8	0
Other(1)	0	0	143	502	31	(1)
Transfers into Level 3(2)	0	0	893	252	76	0
Transfers out of Level 3(2)	0	(3)	(677)	(623)	(5)	0

Fair Value, end of period	$66	$25	$1,450	$2,528	$145	$16

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(39)	$7	$(55)	$0

	Year Ended December 31, 2011
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity Securities	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$117	$280	$24	$36	$30	$134
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(31)
Asset management fees and other income	0	7	(3)	2	0	(69)	3
Net investment income	0	0	5	2	0	0	0
Purchases	9	82	305	10	0	39	0
Sales	0	(18)	(41)	(13)	(2)	(107)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(39)	(106)	(5)	(2)	(126)	(18)
Foreign currency translation	0	0	5	1	1	25	0
Other(1)	0	(1)	17	13	(29)	1,302	0
Transfers into Level 3(2)	0	44	39	24	0	202	5
Transfers out of Level 3(2)	0	(44)	(85)	(23)	0	0	0

Fair Value, end of period	$9	$148	$416	$35	$4	$1,296	$93

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(31)
Asset management fees and other income	$0	$5	$(7)	$(1)	$0	$(80)	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities and notes of consolidated VIEs(5)
	(in millions)
Fair Value, beginning of period	$355	$212	$768	$9	$15,792	$204	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(16)	15	2	0	0	(2,554)	(16)
Asset management fees and other income	0	0	(1)	0	0	0	0
Interest credited to policyholders’ account balance	0	0	0	0	2,868	0	0
Included in other comprehensive income (loss)	27	0	0	0	0	0	0
Net investment income	0	0	(27)	0	0	0	0
Purchases	63	0	280	0	3,111	0	0
Sales	(66)	0	(25)	0	(1,462)	0	0
Issuances	0	0	0	0	3	(506)	(284)
Settlements	(46)	(141)	(168)	0	(1,156)	(1)	18
Foreign currency translation	75	0	14	0	0	1	0
Other(1)	(853)	0	267	0	0	(30)	0
Transfers into Level 3(2)	823	0	0	0	864	0	0
Transfers out of Level 3(2)	(2)	0	0	0	(662)	0	0

Fair Value, end of period	$360	$86	$1,110	$9	$19,358	$(2,886)	$(285)

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(25)	$15	$2	$0	$0	$(2,566)	$(17)
Asset management fees and other income	$0	$0	$24	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$0	$0	$0	$1,823	$0	$0

(1)	Other primarily represents reclassifications of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(5)	Issuances primarily relate to notes of consolidated VIEs.

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

For the year ended December 31, 2011, the majority of Equity Securities Available-for-Sale and Trading Account Assets—Equity Securities transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information.

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

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$10	$6,122	$8	$0	$6,140
Currency	0	593	0	0	593
Credit	0	3	0	0	3
Currency/Interest Rate	0	647	0	0	647
Equity	14	376	0	0	390
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,241)	(7,241)

Total derivative assets	$25	$7,741	$8	$(7,241)	$533

Derivative liabilities:
Interest Rate	$5	$7,597	$5	$0	$7,607
Currency	0	425	0	0	425
Credit	0	49	0	0	49
Currency/Interest Rate	0	857	0	0	857
Equity	1	474	0	0	475
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(7,257)	(7,257)

Total derivative liabilities	$6	$9,402	$5	$(7,257)	$2,156

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$11	$11,675	$5	$0	$11,691
Currency	0	432	0	0	432
Credit	0	19	0	0	19
Currency/Interest Rate	0	450	0	0	450
Equity	63	518	19	0	600
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(10,117)	(10,117)

Total derivative assets	$74	$13,094	$24	$(10,117)	$3,075

Derivative liabilities:
Interest Rate	$11	$6,783	$2	$0	$6,796
Currency	0	517	0	0	517
Credit	0	84	0	0	84
Currency/Interest Rate	0	578	0	0	578
Equity	165	198	0	0	363
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(8,031)	(8,031)

Total derivative liabilities	$176	$8,160	$2	$(8,031)	$307

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income for the year ended December 31, 2013, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013.

	Year Ended December 31, 2013
	Derivative Assets– Equity	Derivative Assets– Credit	Derivative Assets– Interest Rate
	(in millions)
Fair Value, beginning of period	$19	$0	$3
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(15)	0	0
Asset management fees and other income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	(4)	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$0	$0	$3

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(15)	$0	$0
Asset management fees and other income	$0	$0	$0

	Year Ended December 31, 2012
	Derivative Assets– Equity	Derivative Assets– Credit	Derivative Assets– Interest Rate
	(in millions)
Fair Value, beginning of period	$83	$1	$(1)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(70)	(1)	4
Asset management fees and other income	0	0	0
Purchases	6	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0

Fair Value, end of period	$19	$0	$3

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(70)	$(1)	$4
Asset management fees and other income	$0	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value reserve adjustments resulted in a net loss of $9 million for the year ended December 31, 2013 on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2013 was $27 million. Valuation reserve adjustments on certain commercial mortgage loans for the year ended December 31, 2012, resulted in a net gain of $2 million and a net loss of $7 million for the year ended December 31, 2011. The adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the hierarchy.

There were no intangible asset impairments recorded for the years ended December 31, 2013 and 2011. Impairments of $46 million were recorded related to the write off of intangible assets for the year ended December 31, 2012. The impairments were primarily based on discounted cash flow models, using assumptions and inputs specific to the Company, and those underlying assets are therefore, classified as Level 3 in the valuation hierarchy. For certain cost method investments, impairments of $21 million, $4 million and $8 million were recorded for the years ended December 31, 2013, 2012 and 2011, respectively. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

For mortgage servicing rights, valuation reserves decreased, resulting in a gain of $16 million for the year ended December 31, 2013. Similarly, valuation reserve increases of $14 million and $9 million were recorded for the years ended December 31, 2012 and 2011, respectively, for mortgage servicing rights. Mortgage servicing rights are valued based on internal models and classified as Level 3 in the valuation hierarchy. For real estate and property and equipment related investments, no impairments were recorded for the year ended December 31, 2013. Impairments of $4 million and $22 million for the years ended December 31, 2012 and 2011, respectively, were recorded for real estate investments, some of which were classified as discontinued operations. The impairments for these real estate investments were based primarily on appraisal values and the assets were therefore classified as Level 3 in the valuation hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities, where the fair value option has been elected.

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$0	$1
Other changes in fair value	0	(1)	4
Other long-term investments:
Changes in fair value	68	40	(5)
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(17)	$2	$0

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

Interest income on commercial mortgage loans is included in net investment income. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $10 million, $13 million and $12 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $158 million and $154 million, respectively, as of December 31, 2013, and $162 million and $156 million, respectively, as December 31, 2012. As of December 31, 2013, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $873 million and $465 million as of December 31, 2013 and 2012, respectively.

The fair value and aggregate contractual principal amounts of notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $3,254 million and $3,276 million, respectively, as of December 31, 2013, and $1,406 million and $1,422 million, respectively, as December 31, 2012. Interest expense recorded for these liabilities was $106 million and $21 million for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2013					December 31, 2012
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,065	$1,488	$3,553	$3,312	$4,511	$4,268
Commercial mortgage and other loans	0	639	42,010	42,649	40,850	39,554	36,570
Policy loans	0	0	11,766	11,766	11,766	14,592	11,575
Other long term investments	0	0	2,470	2,470	2,203	2,159	1,995
Short-term investments	0	518	0	518	518	57	57
Cash and cash equivalents	3,661	796	0	4,457	4,457	4,500	4,500
Accrued investment income	0	3,089	0	3,089	3,089	3,127	3,127
Other assets	162	2,147	252	2,561	2,561	2,601	2,601

Total assets	$3,823	$9,254	$57,986	$71,063	$68,756	$71,101	$64,693

Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,347	$57,253	$96,600	$95,476	$104,200	$101,232
Securities sold under agreements to repurchase	0	7,898	0	7,898	7,898	5,818	5,818
Cash collateral for loaned securities	0	5,040	0	5,040	5,040	3,941	3,941
Short-term debt	0	2,718	0	2,718	2,669	2,506	2,484
Long-term debt	1,078	19,453	5,038	25,569	23,553	27,497	24,729
Notes of consolidated VIEs	0	0	39	39	48	149	171
Other liabilities	0	5,803	266	6,069	6,069	6,356	6,356
Separate account liabilities—investment contracts	0	82,071	22,163	104,234	104,234	96,561	96,561

Total liabilities	$1,078	$162,330	$84,759	$248,167	$244,987	$247,028	$241,292

(1)	Carrying values presented herein differ from those in the Company’s Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk. Other loan valuations are primarily based upon the present value of the expected future cash flows discounted at the appropriate local government bond rate and local market swap rates or credit default swap spreads, plus an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon and the weighted average life of the loans.

Policy Loans

During the fourth quarter of 2013, the Company changed the valuation technique used to fair value policy loans. For the period ended December 31, 2013, the fair value of policy loans was determined by discounting expected cash flows at the current loan coupon rate. As a result, the carrying value of the policy loans approximates the fair value for the year ended December 31, 2013. Prior to this change, the fair value of U.S. insurance policy loans was calculated by discounting expected cash flows based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans used the risk-free proxy based on the yen LIBOR.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. For the year end December 31, 2013 and 2012, no such adjustments were made.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and posts variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

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

Credit Contracts

The Company writes credit default swaps for which it receives a premium to insure credit risk. These are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With these derivatives, the Company sells credit protection on an identified name, or an index of names, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name’s (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $533 million and $3,075 million as of December 31, 2013 and 2012, respectively, and total derivative liabilities of $2,156 million and $307 million as of December 31, 2013 and 2012, respectively, reflected in the Consolidated Statement of Financial Position.

	December 31, 2013			December 31, 2012
Primary Underlying/ Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,393	$8	$(228)	$3,374	$26	$(396)
Foreign Currency
Foreign Currency Forwards	497	1	(27)	639	1	(35)
Currency/Interest Rate
Foreign Currency Swaps	8,903	216	(530)	6,373	128	(342)

Total Qualifying Derivatives	$11,793	$225	$(785)	$10,386	$155	$(773)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$118,419	$3,835	$(5,102)	$108,581	$7,779	$(3,301)
Interest Rate Futures	14,825	8	(5)	6,749	11	(12)
Interest Rate Options	23,873	369	(283)	25,250	895	(141)
Interest Rate Forwards	1,452	0	(6)	660	0	0
Foreign Currency
Foreign Currency Forwards	13,357	596	(358)	14,638	371	(397)
Foreign Currency Options	74	5	0	92	13	0
Currency/Interest Rate
Foreign Currency Swaps	7,072	339	(254)	5,304	239	(152)
Credit
Credit Default Swaps	1,904	3	(49)	3,250	19	(84)
Equity
Equity Futures	262	1	(1)	6,518	0	(165)
Equity Options	61,301	406	(19)	42,757	603	(40)
Total Return Swaps	11,389	1	(466)	5,779	8	(158)
Commodity
Commodity Futures	37	1	0	0	0	0
Synthetic GIC’s	60,758	8	0	64,359	6	0

Total Non-Qualifying Derivatives(1)	$314,723	$5,572	$(6,543)	$283,937	$9,944	$(4,450)

Total Derivatives(2)	$326,516	$5,797	$(7,328)	$294,323	$10,099	$(5,223)

(1)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GIC’s), which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(2)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $430 million as of December 31, 2013, and a net liability of $3,438 million as of December 31, 2012, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$7,721	$(7,241)	$480	$(535)	$(55)
Securities purchased under agreement to resell	656	0	656	(656)	0

Total Assets	$8,377	$(7,241)	$1,136	$(1,191)	$(55)

Offsetting of Financial Liabilities:
Derivatives	$9,408	$(7,257)	$2,151	$(1,999)	$152
Securities sold under agreement to repurchase	7,898	0	7,898	(7,898)	0

Total Liabilities	$17,306	$(7,257)	$10,049	$(9,897)	$152

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$13,167	$(10,117)	$3,050	$(2,891)	$159
Securities purchased under agreement to resell	990	0	990	(990)	0

Total Assets	$14,157	$(10,117)	$4,040	$(3,881)	$159

Offsetting of Financial Liabilities:
Derivatives	$8,329	$(8,031)	$298	$(63)	$235
Securities sold under agreement to repurchase	5,818	0	5,818	(5,818)	0

Total Liabilities	$14,147	$(8,031)	$6,116	$(5,881)	$235

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “—Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements.

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow, and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. These instruments

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	Year Ended December 31, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$103	$(71)	$0	$0	$20	$0
Currency	(80)	(1)	0	0	0	0

Total fair value hedges	23	(72)	0	0	20	0

Cash flow hedges
Interest Rate	0	0	0	(23)	0	26
Currency/Interest Rate	0	2	(91)	0	0	(215)

Total cash flow hedges	0	2	(91)	(23)	0	(189)

Net investment hedges
Currency(2)	0	0	(4)	0	0	6
Currency/Interest Rate	0	0	0	0	0	233

Total net investment hedges	0	0	(4)	0	0	239

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(5,254)	0	0	0	0	0
Currency	(591)	0	0	0	0	0
Currency/Interest Rate	131	0	(2)	0	0	0
Credit	(4)	0	0	0	0	0
Equity	(3,684)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	3,752	0	0	0	0	0

Total non-qualifying hedges	(5,649)	0	(2)	0	0	0

Total	$(5,626)	$(70)	$(97)	$(23)	$20	$50

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$22	$(92)	$0	$4	$33	$0
Currency	(37)	(3)	0	0	0	0

Total fair value hedges	(15)	(95)	0	4	33	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	14
Currency/Interest Rate	0	(5)	(20)	0	0	(185)

Total cash flow hedges	0	(5)	(20)	(19)	(1)	(171)

Net investment hedges
Currency(2)	(1)	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	228

Total net investment hedges	(1)	0	0	0	0	219

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	413	0	0	0	0	0
Currency	(64)	0	0	0	0	0
Currency/Interest Rate	235	0	0	0	0	0
Credit	(34)	0	0	0	0	0
Equity	(2,302)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	251	0	0	0	0	0

Total non-qualifying hedges	(1,501)	0	0	0	0	0

Total	$(1,517)	$(100)	$(20)	$(15)	$32	$48

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(122)	$(113)	$0	$8	$56	$0
Currency	28	(5)	0	0	0	0

Total fair value hedges	(94)	(118)	0	8	56	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	(4)
Currency/Interest Rate	0	(14)	22	0	0	180

Total cash flow hedges	0	(14)	22	(19)	(1)	176

Net investment hedges
Currency(2)	(9)	0	6	0	0	(6)
Currency/Interest Rate	0	0	0	0	0	(23)

Total net investment hedges	(9)	0	6	0	0	(29)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,133	0	0	0	0	0
Currency	125	0	0	0	0	0
Currency/Interest Rate	(4)	0	0	0	0	0
Credit	(38)	0	0	0	0	0
Equity	(318)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,579)	0	0	0	0	0

Total non-qualifying hedges	2,319	0	0	0	0	0

Total	$2,216	$(132)	$28	$(11)	$55	$147

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2013, 2012 and 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2010	$(262)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2011	148
Amount reclassified into current period earnings	28

Balance, December 31, 2011	(86)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2012	(219)
Amount reclassified into current period earnings	48

Balance, December 31, 2012	(257)
Net deferred gains/(losses) on cash flow hedges from January 1 to December 31, 2013	(317)
Amount reclassified into current period earnings	128

Balance, December 31, 2013	$(446)

Using December 31, 2013 values, it is anticipated that a pre-tax loss of approximately $15 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending December 31, 2014, offset by amounts pertaining to the hedged items. As of December 31, 2013, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 25 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were $356 million in 2013, $117 million in 2012, and $(102) million in 2011.

Credit Derivatives Written

The following table sets forth the Company’s exposure from credit derivatives where the Company has written credit protection, by NAIC rating of the underlying credits as of December 31, 2013 and 2012. The Company’s maximum amount at risk under these credit derivatives listed below assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 2 years. The table excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance and embedded derivatives contained in externally-managed investments in the European market.

	December 31, 2013
	Single Name		Credit Default Index		Total
NAIC Designation	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
	(in millions)
1	$0	$0	$0	$0	$0	$0
2	5	0	0	0	5	0

Subtotal	5	0	0	0	5	0
3	0	0	0	0	0	0
4	0	0	0	0	0	0
5	0	0	0	0	0	0
6	0	0	0	0	0	0

Subtotal	0	0	0	0	0	0

Total	$5	$0	$0	$0	$5	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	December 31, 2013		December 31, 2012
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Consumer Non-cyclical	$0	$0	$120	$0
Capital Goods	0	0	90	0
Basic Industry	0	0	40	0
Transportation	0	0	25	0
Consumer Cyclical	0	0	20	0
Energy	0	0	20	0
Communication	5	0	5	0
Finance	0	0	0	0
Other(1)	0	0	750	2

Total Credit Derivatives	$5	$0	$1,070	$2

(1)	Includes Credit Default Index derivative with various industry categories.

In addition to the above, the Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of December 31, 2013 and 2012 was a liability of $4 million and $32 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2013 and 2012, the Company had $1,399 million and $1,680 million of outstanding notional amounts, respectively, reported at fair value as a liability of $42 million and $35 million, respectively.

Prior to disposal in the fourth quarter of 2013, the Company held certain externally-managed investments in the European market which contained embedded derivatives. Their fair values were primarily driven by changes in credit spreads. These investments were medium-term notes that were collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes had a stated coupon and provided a return based on the performance of the underlying portfolios and the level of leverage. The Company invested in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes were accounted for under U.S. GAAP as available-for-sale fixed maturity securities with

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities were reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $314 million on December 31, 2012.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $621 million as of December 31, 2013. In the normal course of business the Company has posted collateral related to these instruments of $519 million as of December 31, 2013. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2013, the Company estimates that it would be required to post a maximum of $60 million of additional collateral to its counterparties.

22.    SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass six reportable segments. Businesses that are not sufficiently material to warrant separate

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

U.S. Individual Life and Group Insurance Division. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. The Individual Life segment also includes the results of the individual life business acquired from The Hartford on January 2, 2013. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and plans and affinity groups.

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

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation; (7) results related to the Company’s capital protection framework; (8) results related to a life insurance joint venture and an asset management company joint venture in China and (9) the impact of transactions with other segments.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Segment Accounting Policies. The accounting policies of the segments are the same as those described in Note 2. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support each segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses. As discussed in Note 2, results for the periods presented in the Company’s Consolidated Financial Statements reflect the implementation of a discretionary change in accounting principle related to the Company’s accrual of performance-based incentive fee revenue in its Asset Management segment.

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

As discussed in Note 1, the Company recorded out of period adjustments during 2012 that resulted in a decrease in adjusted operating income of $160 million for the year, principally $61 million to the Asset Management segment and $99 million to Corporate and Other operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$240	$(75)	$(136)
Current period yield adjustments(1)	445	320	241
Principal source of earnings(1)	$122	$91	$176

(1)	Amounts for the prior periods have been reclassified to conform to current period presentation. In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investments gains (losses), net” related to divested businesses as results of “Divested businesses”, discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset in prior periods of $72 million, $64 million and $50 million for the years ended 2013, 2012 and 2011, respectively. Additionally, as of December 31, 2013, there was a $444 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net gains (losses) from:
Other trading account assets	$168	$102	$(81)
Foreign currency exchange movements	(4,060)	(1,750)	986
Other activities	$167	$29	$(109)

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

In connection with the settlement of disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company recorded losses of $65 million in 2011 related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. For the years ended 2013 and 2012, the Company recorded $146 million and $12 million, respectively, in estimated recoveries of this settlement. These losses and recoveries are recorded within “Asset management fees and other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of these losses and recoveries are excluded from adjusted operating income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company records valuation adjustments for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Asset management fees and other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net gains of $30 million, net gains of $36 million and net losses of $22 million for the years ended 2013, 2012 and 2011, respectively.

Related charges

Charges that relate to realized investment gains and losses are also excluded from adjusted operating income, and include the following:

•

The portion of the amortization of deferred policy acquisition costs, value of business acquired, unearned revenue reserves and deferred sales inducements for certain products that is related to net realized investment gains and losses.

•

Policyholder dividends and interest credited to policyholders’ account balances that relate to certain life policies that pass back certain realized investment gains and losses to the policyholder, and reserves for future policy benefits for certain policies that are affected by net realized investment gains and losses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

On July 1, 2013, the Company sold its wealth management solutions business to Envestnet Inc. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations treatment under U.S. GAAP. As a result, the Company has classified the results of these operations, previously reported in the Asset Management segment, as a “divested business” and excluded the results from adjusted operating income for all periods presented.

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company decided to place its long-term care business in wind down in 2012 and has classified the results of this business as a divested business for all periods presented.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$2,085	$1,039	$662
Retirement	1,039	638	594
Asset Management	723	584	888

Total U.S. Retirement Solutions and Investment Management Division	3,847	2,261	2,144

Individual Life	583	384	482
Group Insurance	157	16	163

Total U.S. Individual Life and Group Insurance Division	740	400	645

International Insurance	3,152	2,704	2,263

Total International Insurance Division	3,152	2,704	2,263

Corporate Operations	(1,370)	(1,338)	(1,112)

Total Corporate and Other	(1,370)	(1,338)	(1,112)

Adjusted Operating Income before income taxes for Financial Services Businesses	6,369	4,027	3,940

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(9,956)	(3,666)	2,503
Charges related to realized investment gains (losses), net	1,807	857	(1,656)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(250)	610	223
Change in experience-rated contractholder liabilities due to asset value changes	227	(540)	(123)
Divested businesses	29	(615)	90
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	28	(29)	(227)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	(1,746)	644	4,750

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	62	64	214

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,684)	$708	$4,964

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below presents certain financial information for the Company’s reportable segments:

	As Of or Year Ended December 31, 2013
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs	Total Assets
	(in millions)
Financial Services Businesses:
Individual Annuities	$4,465	$693	$77	$381	$0	$91	$257	$160,778
Retirement	6,028	4,067	2,461	1,529	0	26	15	170,762
Asset Management	2,678	87	0	0	0	11	25	45,040

Total U.S. Retirement Solutions and Investment Management Division	13,171	4,847	2,538	1,910	0	128	297	376,580

Individual Life	4,620	1,406	1,869	576	33	407	111	64,990
Group Insurance	5,518	585	4,299	232	0	7	10	39,185

Total U.S. Individual Life and Group Insurance Division	10,138	1,991	6,168	808	33	414	121	104,175

International Insurance	22,540	4,306	14,499	984	107	3	1,011	168,677

Total International Insurance Division	22,540	4,306	14,499	984	107	3	1,011	168,677

Corporate Operations	(568)	386	(35)	0	0	715	(35)	13,947

Total Corporate and Other	(568)	386	(35)	0	0	715	(35)	13,947

Total	45,281	11,530	23,170	3,702	140	1,260	1,394	663,379

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(9,960)	(13)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(199)	0	(225)	(500)	0	0	(1,191)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(250)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(227)	0	0	0
Divested businesses	631	196	454	0	0	1	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(78)	0	0	0	0	0	0

Total Financial Services Businesses	35,425	11,713	23,399	2,975	140	1,261	203	663,379
Closed Block Business	6,036	3,016	3,334	136	1,910	148	37	68,402

Total per Consolidated Financial Statements	$41,461	$14,729	$26,733	$3,111	$2,050	$1,409	$240	$731,781

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As Of or Year Ended December 31, 2012
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs	Total Assets
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,983	$770	$573	$452	$0	$109	$338	$146,893
Retirement(1)	36,595	3,203	33,317	1,695	0	20	49	168,262
Asset Management	2,376	107	0	0	0	15	24	41,884

Total U.S. Retirement Solutions and Investment Management Division	42,954	4,080	33,890	2,147	0	144	411	357,039

Individual Life	3,367	1,033	1,210	329	31	316	419	47,371
Group Insurance	5,601	586	4,528	228	0	7	5	38,754

Total U.S. Individual Life and Group Insurance Division	8,968	1,619	5,738	557	31	323	424	86,125

International Insurance	29,586	4,268	20,981	1,122	124	3	1,173	183,794

Total International Insurance Division	29,586	4,268	20,981	1,122	124	3	1,173	183,794

Corporate Operations	(405)	403	136	(22)	0	773	(42)	12,287

Total Corporate and Other	(405)	403	136	(22)	0	773	(42)	12,287

Total	81,103	10,370	60,745	3,804	155	1,243	1,966	639,245

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,671)	(24)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	(2)	(247)	0	0	(716)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	610	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	540	0	0	0
Divested businesses	735	162	943	0	0	0	216
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(79)	0	0	0	0	0	0

Total Financial Services Businesses	78,590	10,508	61,686	4,097	155	1,243	1,466	639,245
Closed Block Business	6,257	3,153	3,445	137	2,021	148	38	69,990

Total per Consolidated Financial Statements	$84,847	$13,661	$65,131	$4,234	$2,176	$1,391	$1,504	$709,235

(1)	In 2012, the Company completed significant non-participating group annuity pension risk transfer transactions with two unaffiliated pension plan sponsors. The premiums from these transactions contributed approximately $31.8 billion to revenue in the Retirement segment. These premiums were largely offset by a corresponding increase in policyholders’ benefits.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2011
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,638	$790	$476	$570	$0	$112	$536
Retirement	4,871	3,178	1,594	1,715	0	14	41
Asset Management	2,531	118	0	0	0	13	25

Total U.S. Retirement Solutions and Investment Management Division	11,040	4,086	2,070	2,285	0	139	602

Individual Life	2,900	978	1,115	299	29	214	135
Group Insurance	5,606	575	4,474	228	0	0	6

Total U.S. Individual Life and Group Insurance Division	8,506	1,553	5,589	527	29	214	141

International Insurance	19,567	3,754	11,963	978	122	1	880

Total International Insurance Division	19,567	3,754	11,963	978	122	1	880

Corporate Operations	(187)	410	146	(34)	0	809	(58)

Total Corporate and Other	(187)	410	146	(34)	0	809	(58)

Total	38,926	9,803	19,768	3,756	151	1,163	1,565

Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,497	(28)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	0	466	1	0	1,080
Investment gains (losses) on trading account assets supporting insurance liabilities, net	223	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	123	0	0	0
Divested businesses	793	135	364	0	0	1	13
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(261)	0	0	0	0	0	0

Total Financial Services Businesses	42,070	9,910	20,132	4,345	152	1,164	2,658
Closed Block Business	7,015	3,214	3,482	139	2,571	148	37

Total per Consolidated Financial Statements	$49,085	$13,124	$23,614	$4,484	$2,723	$1,312	$2,695

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2013	2012	2011
	(in millions)
Domestic operations	$22,222	$56,684	$28,955
Foreign operations, total	19,239	28,163	20,130
Foreign operations, Japan	16,523	26,393	17,607
Foreign operations, Korea	1,437	1,294	1,331

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2013	2012	2011
	(in millions)
Asset Management segment intersegment revenues	$611	$545	$498

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2013, 2012 and 2011, was $253 million, $287 million and $280 million, respectively.

The following table presents, at December 31, 2013, the Company’s future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Operating Leases	Sub-lease Income
	(in millions)
2014	$140	$(14)
2015	97	(1)
2016	75	0
2017	62	0
2018	45	0
2019 and thereafter	90	0

Total	$509	$(15)

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating leases and sub-lease income amounts listed above, $9 million and $4 million, respectively, has been accrued at December 31, 2013.

Commercial Mortgage Loan Commitments

	As of December 31,
	2013	2012
	(in millions)
Total outstanding mortgage loan commitments	$2,365	$2,552
Portion of commitment where prearrangement to sell to investor exists	$587	$897

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2013	2012
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$5,461	$3,410
Expected to be funded from separate accounts	$274	$757
Portion of separate account commitments with recourse to Prudential Insurance	$0	$7

(1)	Includes a remaining commitment of $256 million and $200 million at December 31, 2013 and 2012, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. Some of the separate account commitments have recourse to Prudential Insurance if the separate accounts are unable to fund the amounts when due.

Guarantees of Investee Debt

	As of December 31,
	2013	2012
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,510	$2,178
Amount of above guarantee that is limited to separate account assets	$2,510	$2,167
Accrued liability associated with guarantee	$0	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next eleven years. At December 31, 2013, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	As of December 31,
	2013	2012
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,598	$15,454
Fair value of related collateral associated with above indemnifications	$15,965	$15,730
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Guarantees of Asset Values

	As of December 31,
	2013	2012
	(in millions)
Guaranteed value of third parties’ assets	$78,110	$64,424
Fair value of collateral supporting these assets	$79,458	$67,555
Asset associated with guarantee, carried at fair value	$8	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	As of December 31,
	2013	2012
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$156	$172
Fair value of properties and associated tax credits that secure the guarantee	$220	$215
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2013	2012
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,173	$1,147
First-loss exposure portion of above	$371	$369
Accrued liability associated with guarantees	$17	$19

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,816 million of mortgages subject to these loss-sharing arrangements as of December 31, 2013, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2013, these mortgages had an average debt service coverage ratio of 1.82 times and an average loan-to-value ratio of 60%. The Company’s total share of losses related to indemnifications that were settled was $0 million, $2 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Contingent Consideration

	As of December 31,
	2013	2012
	(in millions)
Maximum potential contingent consideration associated with acquisitions	$0	$52

In connection with the Company’s initial investment in an operating joint venture, the Company agreed to pay additional consideration in future periods, contingent upon the attainment of defined operating objectives. The arrangement was resolved in 2013 and no additional consideration is required as the joint venture did not attain the defined operating objectives.

Other Guarantees

	As of December 31,
	2013	2012
	(in millions)
Other guarantees where amount can be determined	$404	$530
Accrued liability for other guarantees and indemnifications	$7	$8

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $323 million and $299 million as of December 31, 2013 and 2012, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Insolvency Assessments

Most of the jurisdictions in which the Company is admitted to transact business require insurers doing business within the jurisdiction to participate in guarantee associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. In addition, Japan has established the Japan Policyholders Protection Corporation as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2013	2012
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$78	$76
Premium tax offsets currently available for paid assessments	5	5

Total	$83	$81

Other liabilities:
Insolvency assessments	$46	$105

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is not material (i.e., less than $250 million). Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In October 2012, the State of West Virginia commenced a second action, State of West Virginia ex. Rel. John D. Perdue v. Pruco Life Insurance Company making the same allegations stated in the action against Prudential Insurance. In April 2013, the Company filed motions to dismiss the complaints in both of the West Virginia actions. In December 2013, the Court granted the Company’s motions and dismissed the complaints with prejudice. In January 2014, the State of West Virginia appealed the decisions.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In December 2013, this matter was closed without prejudice. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed motions for summary judgment. In November 2013, the Court issued a Memorandum and Order stating that the named plaintffs: (1) did not suffer a cognizable legal injury; (2) are not entitled to any damages based on allegations of delay in payment of benefits; and (3) are not entitled to disgorgement of profits as a remedy. The Court ordered further briefing on whether nominal damages should be awarded and whether any equitable relief should be granted. In February 2014, the parties filed briefs on the issues addressed in the Court’s order.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, the Company’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is before the Third Circuit Court of Appeals.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In February 2011, a fifth amended complaint was filed in the United States District Court for the District of New Jersey in Clark v. Prudential Insurance Company. The complaint brought on behalf of a purported class of California, Indiana, Ohio and Texas residents who purchased individual health insurance policies alleges that Prudential Insurance failed to disclose that it had ceased selling this type of policy in 1981 and that, as a result, premiums would increase significantly. The complaint alleges claims of fraudulent misrepresentation and omission, breach of the duty of good faith and fair dealing, and California’s Unfair Competition Law and seeks compensatory and punitive damages. The matter was originally filed in 2008 and certain of the claims in the first four complaints were dismissed. In February 2012, plaintiffs filed a motion for class certification. In July 2012, Prudential Insurance moved for summary judgment on certain of plaintiffs’ claims. In February 2013, the Court denied plaintiffs’ motion for class certification, granted the motion by Prudential Insurance for summary judgment against two of the named plaintiffs, and denied summary judgment against two other plaintiffs. In April 2013, the Court denied plaintiffs’ motions: (i) for reconsideration of the Court’s order denying class certification and granting the Company partial summary judgment; and (ii) to alter or amend the order denying class certification by redefining the class and bifurcating liability and damages issues. In December 2013, the named plaintiffs agreed to a settlement within reserved amounts. In January 2014, the Court dismissed the complaint with prejudice.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. In December 2013, the Company participated in court-ordered mediation that resulted in a December 2013 settlement involving 40 of the remaining 42 plaintiffs with litigation against the Company, including plaintiffs who had not yet appealed the dismissal of their claims. The amounts paid to the 40 plaintiffs were within existing reserves for this matter.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that has retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al., in New Jersey Superior Court, Essex County. The complaint names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint. In February 2014, the Court denied the Company’s motion to dismiss.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in residential mortgage-backed securities (“RMBS”). Eight actions were filed in New Jersey state court, captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al.; The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.; The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al.; The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al.; The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al.;The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al.; The Prudential Insurance Company of America, et al. v. Countrywide Financial Corp., et al.; and The Prudential Insurance Company of America, et al. v. UBS Securities LLC. et al. Additionally, two actions were filed in the United States District Court for the District of New Jersey: The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. and The Prudential Insurance Company of America v. Bank of America National Association and Merrill Lynch & Co., Inc., et al. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Civil RICO statute, and, in some lawsuits, federal securities claims. The complaints seek unspecified damages.

Seven of the defendants (J.P. Morgan, Barclays, Nomura, RBS, Goldman Sachs, Countrywide, and UBS) removed the lawsuits from New Jersey state court to the United States District Court for the District of New Jersey. The Countrywide defendants also made an application to the Judicial Panel on Multi-District Litigation to transfer that case to the United States District Court for the Central District of California. In August 2013, that application was granted. Except for the Nomura and Goldman Sachs actions, the Company filed motions to remand the lawsuits to New Jersey state court. The J.P. Morgan, Barclays, RBS and UBS lawsuits were subsequently remanded to New Jersey state court.

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch, J.P. Morgan, RBS and Countrywide defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, Morgan Stanley, and Credit Suisse have been denied, the motion to dismiss filed by Nomura has been superseded by the filing of our amended complaint, and the motions to dismiss filed by Barclays, Bank of America/Merrill Lynch, RBS and Countrywide are pending. In December 2013, the lawsuit against Goldman Sachs was settled.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2013
Total revenues	$10,171	$10,041	$11,310	$9,939
Total benefits and expenses	11,730	10,810	9,784	10,821
Income (loss) from continuing operations	(686)	(489)	1,032	(424)
Income (loss) from discontinued operations	1	2	8	(4)
Net income (loss)	(685)	(487)	1,040	(428)
Less: Income attributable to noncontrolling interests	35	27	13	32
Net income (loss) attributable to Prudential Financial, Inc.	(720)	(514)	1,027	(460)
Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.06	$(0.93)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.01	(0.01)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.07	$(0.94)

Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.02	$(0.93)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.02	(0.01)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.04	$(0.94)

Basic and diluted earnings per share—Class B Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$5.50	$1.00	$29.50	$(14.00)

Net income (loss) attributable to Prudential Financial, Inc.	$5.50	$1.00	$29.50	$(14.00)

2012
Total revenues	$9,635	$16,140	$13,136	$45,936
Total benefits and expenses	10,386	13,167	14,074	46,512
Income (loss) from continuing operations	(926)	2,231	(565)	(185)
Income (loss) from discontinued operations	7	7	(2)	3
Net income (loss)	(919)	2,238	(567)	(182)
Less: Income attributable to noncontrolling interests	6	16	7	21
Net income (loss) attributable to Prudential Financial, Inc.	(925)	2,222	(574)	(203)
Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(2.01)	$4.73	$(1.32)	$(0.42)
Income (loss) from discontinued operations, net of taxes	0.01	0.02	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$(2.00)	$4.75	$(1.32)	$(0.42)

Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(2.01)	$4.67	$(1.32)	$(0.42)
Income (loss) from discontinued operations, net of taxes	0.01	0.02	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$(2.00)	$4.69	$(1.32)	$(0.42)

Basic and diluted earnings per share—Class B Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$6.50	$(6.00)	$20.00	$(9.00)
Income (loss) from discontinued operations, net of taxes	0.00	(0.50)	(0.50)	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$6.50	$(6.50)	$19.50	$(9.00)

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The quarterly historical information presented in the table above has been revised to reflect the impact of a discretionary change in accounting principle for recognition of performance based incentive fee revenue. The Company adopted this revised accounting principle in the fourth quarter of 2013 with retrospective application for prior periods. For further information, see Note 2. See table below for impact to net income (loss) attributable to Prudential Financial, Inc. and diluted earnings per share of Common stock for previously reported periods.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
Impact of change in accounting for performance based incentive fees:
2013
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(21)	$(1)	$(21)	n/a
Less: Income (loss) attributable to noncontrolling interests	(7)	(8)	(6)	n/a

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(14)	$7	$(15)	n/a

EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(0.03)	$0.02	$(0.03)	n/a
Net income (loss) attributable to Prudential Financial, Inc.	(0.03)	0.01	(0.04)	n/a
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(0.03)	$0.02	$(0.04)	n/a
Net income (loss) attributable to Prudential Financial, Inc.	(0.03)	0.01	(0.03)	n/a

2012
INCOME (LOSS) FROM CONTINUING OPERATIONS	$9	$(1)	$(8)	$23
Less: Income (loss) attributable to noncontrolling interests	(5)	1	(18)	(6)

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$14	$(2)	$10	$29

EARNINGS PER SHARE
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.03	$(0.01)	$0.02	$0.06
Net income (loss) attributable to Prudential Financial, Inc.	0.03	0.00	0.02	0.06
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.03	$0.00	$0.02	$0.06
Net income (loss) attributable to Prudential Financial, Inc.	0.03	0.00	0.02	0.06

Results for the fourth quarter of 2013 include a pre-tax benefit of $116 million related to an out of period adjustment recorded by the Company due to an overstatement of reserves in the third quarter of 2013. The overstatement resulted from the use of incorrect data inputs to calculate the impact of the market’s perception of our own non-performance risk on the reserves for certain annuities with guaranteed benefits. This item impacted only the third and fourth quarters of 2013 and had no impact to full year 2013 reported results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2013 and 2012 (in millions)

	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$243,654	$43,212	$286,866	$254,917	$46,419	$301,336
Fixed maturities, held-to-maturity, at amortized cost	3,312	0	3,312	4,268	0	4,268
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	20,590	0	20,590
Other trading account assets, at fair value	6,111	342	6,453	6,053	275	6,328
Equity securities, available-for-sale, at fair value	6,026	3,884	9,910	5,052	3,225	8,277
Commercial mortgage and other loans	31,335	9,673	41,008	27,125	9,608	36,733
Policy loans	6,753	5,013	11,766	6,455	5,120	11,575
Other long-term investments	8,304	2,024	10,328	8,016	2,012	10,028
Short-term investments	5,837	1,866	7,703	5,186	1,261	6,447

Total investments	332,159	66,014	398,173	337,662	67,920	405,582
Cash and cash equivalents	10,797	642	11,439	17,546	554	18,100
Accrued investment income	2,505	584	3,089	2,534	593	3,127
Deferred policy acquisition costs	16,101	411	16,512	13,688	412	14,100
Value of business acquired	3,675	0	3,675	3,248	0	3,248
Other assets	13,082	751	13,833	11,313	511	11,824
Separate account assets	285,060	0	285,060	253,254	0	253,254

TOTAL ASSETS	$663,379	$68,402	$731,781	$639,245	$69,990	$709,235

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$156,601	$50,258	$206,859	$165,212	$50,838	$216,050
Policyholders’ account balances	131,298	5,359	136,657	128,987	5,426	134,413
Policyholders’ dividends	97	5,418	5,515	257	7,250	7,507
Securities sold under agreements to repurchase	4,128	3,770	7,898	3,436	2,382	5,818
Cash collateral for loaned securities	4,230	810	5,040	2,864	1,077	3,941
Income taxes	6,010	(588)	5,422	9,019	(507)	8,512
Short-term debt	2,594	75	2,669	2,409	75	2,484
Long-term debt	21,953	1,600	23,553	23,054	1,675	24,729
Other Liabilities	13,618	307	13,925	11,561	277	11,838
Notes issued by consolidated variable interest entities	3,302	0	3,302	1,577	0	1,577
Separate account liabilities	285,060	0	285,060	253,254	0	253,254

Total liabilities	628,891	67,009	695,900	601,630	68,493	670,123

EQUITY
Accumulated other comprehensive income	8,586	95	8,681	9,990	224	10,214
Other attributed equity	25,299	1,298	26,597	27,016	1,273	28,289

Total attributed equity	33,885	1,393	35,278	37,006	1,497	38,503
Noncontrolling interests	603	0	603	609	0	609

Total equity	34,488	1,393	35,881	37,615	1,497	39,112

TOTAL LIABILITIES AND EQUITY	$663,379	$68,402	$731,781	$639,245	$69,990	$709,235

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2013 and 2012 (in millions)

	2013			2012
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$23,509	$2,728	$26,237	$62,537	$2,817	$65,354
Policy charges and fee income	5,415	0	5,415	4,489	0	4,489
Net investment income	11,713	3,016	14,729	10,508	3,153	13,661
Asset management fees and other income	226	60	286	2,740	44	2,784
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(659)	(396)	(1,055)	(939)	(672)	(1,611)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	509	347	856	676	598	1,274
Other realized investment gains (losses), net	(5,288)	281	(5,007)	(1,421)	317	(1,104)

Total realized investment gains (losses), net	(5,438)	232	(5,206)	(1,684)	243	(1,441)

Total revenues	35,425	6,036	41,461	78,590	6,257	84,847

BENEFITS AND EXPENSES
Policyholders’ benefits	23,399	3,334	26,733	61,686	3,445	65,131
Interest credited to policyholders’ account balances	2,975	136	3,111	4,097	137	4,234
Dividends to policyholders	140	1,910	2,050	155	2,021	2,176
Amortization of deferred policy acquisition costs	203	37	240	1,466	38	1,504
General and administrative expenses	10,454	557	11,011	10,542	552	11,094

Total benefits and expenses	37,171	5,974	43,145	77,946	6,193	84,139

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,746)	62	(1,684)	644	64	708

Income tax expense (benefit)	(1,074)	16	(1,058)	192	21	213

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(672)	46	(626)	452	43	495
Equity in earnings of operating joint ventures, net of taxes	59	0	59	60	0	60

INCOME (LOSS) FROM CONTINUING OPERATIONS	(613)	46	(567)	512	43	555
Income (loss) from discontinued operations, net of taxes	7	0	7	17	(2)	15

NET INCOME (LOSS)	(606)	46	(560)	529	41	570
Less: Income attributable to noncontrolling interests	107	0	107	50	0	50

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(713)	$46	$(667)	$479	$41	$520

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2013 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2014 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2013, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in(a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	14,994,449	$62.79	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock Units	4,364,106	N/A	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares and performance units(2)	1,012,990	N/A	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	20,371,545	N/A	14,220,662
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	228,565
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	18,081,845

Total equity compensation plans approved by security holders	20,371,545	N/A	32,531,072
Equity compensation plans not approved by security holders	0	N/A	0

Grand Total	20,371,545	N/A	32,531,072

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares and performance units (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares and units are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted in 2011, 2012 and 2013, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)

A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, as amended effective January 1, 2011, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2013, 2012 and 2011, 13,135, 49,457,

and 25,736 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 228,565 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.

(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan began in 2007. In 2013 there were 1,140,575 shares of Common Stock purchased under the plan, leaving 18,081,845 shares of Common Stock available for future distribution. Shares purchased in 2013 do not include 200,215 shares related to the October 1 to December 31, 2013 offering period, which were purchased in January 2014.

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

4.3

Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.3 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of June 20, 2013). Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2013 Quarterly Report on Form 10-Q.*

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

10.7

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.10

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.11

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.12

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.13

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.14

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.15

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.16

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.17

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.18

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.19

Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.20

Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.21

Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.22	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.23	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 12, 2013 and effective January 1, 2014)*

10.24

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.25	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.26	Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013.*

10.27

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.28

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.29

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.30

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.32

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.33

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.34

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35

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

10.37

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.39

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.40

The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.41

The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.42	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.43

First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.*

10.44	2014 Prudential Financial, Inc. Leveraging Opportunities Program Long Term Incentive Award Plan.*

10.45

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2013 (in millions)

Type of Investment	Cost(1)	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$13,754	$15,400	$15,400
States, municipalities and political subdivisions	3,598	3,735	3,735
Foreign governments	75,595	82,788	82,788
Asset-backed securities	10,691	10,589	10,589
Residential mortgage-backed securities	6,365	6,703	6,703
Commercial mortgage-backed securities	13,633	13,873	13,873
Public utilities	22,926	24,018	24,018
All other corporate bonds	121,822	129,384	129,384
Redeemable preferred stock	343	376	376

Total fixed maturities, available-for-sale	$268,727	$286,866	$286,866

Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$938	$1,055	$938
Asset-backed securities	693	739	693
Residential mortgage-backed securities	611	645	611
Commercial mortgage-backed securities	166	184	166
All other corporate bonds	904	930	904

Total fixed maturities, held-to-maturity	$3,312	$3,553	$3,312

Equity securities:
Common Stocks:
Public utilities	$195	$252	$252
Banks, trust and insurance companies	1,339	1,976	1,976
Industrial, miscellaneous and other	5,436	7,645	7,645
Nonredeemable preferred stocks	33	37	37

Total equity securities, available-for-sale	$7,003	$9,910	$9,910

Trading account assets supporting insurance liabilities(2)(3)	$20,827		$20,827
Other trading account assets(2)	6,453		6,453
Commercial mortgage and other loans(4)	41,008		41,008
Policy loans	11,766		11,766
Short-term investments(5)	7,703		7,703
Other long-term investments	10,328		10,328

Total investments	$377,127		$398,173

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $39,713 million and uncollateralized loans of $1,295 million.
(5)	“Short-term investments” include securities purchased under agreements to resell.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2013 and 2012

(in millions)

	2013	2012
ASSETS
Investment contracts from subsidiaries	$1	$0
Other investments	1,197	1,163

Total investments	1,198	1,163
Cash and cash equivalents	4,370	7,400
Due from subsidiaries	1,477	1,115
Loans receivable from subsidiaries	8,750	8,882
Investment in subsidiaries	40,662	44,063
Other assets	889	659

TOTAL ASSETS	$57,346	$63,282

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$1,734	$3,898
Loans payable to subsidiaries	1,799	1,587
Short-term debt	1,721	1,847
Long-term debt	16,346	16,998
Other liabilities	468	449

Total liabilities	22,068	24,779

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,319 and 660,111,307 shares issued at December 31, 2013 and 2012, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively)	0	0
Additional paid-in capital	24,475	24,380
Common Stock held in treasury, at cost (199,056,067 and 197,077,940 shares at December 31, 2013 and 2012, respectively)	(12,415)	(12,163)
Accumulated other comprehensive income (loss)	8,681	10,214
Retained earnings	14,531	16,066

Total equity	35,278	38,503

TOTAL LIABILITIES AND EQUITY	$57,346	$63,282

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
REVENUES
Net investment income	$6	$33	$45
Realized investment gains (losses), net	390	(33)	(23)
Affiliated interest revenue	416	404	333
Other income	153	(19)	249

Total revenues	965	385	604

EXPENSES
General and administrative expenses	50	67	53
Interest expense	1,091	1,066	1,043

Total expenses	1,141	1,133	1,096

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(176)	(748)	(492)

Income taxes:
Current	(145)	(432)	(292)
Deferred	65	166	(29)

Total income tax benefit	(80)	(266)	(321)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(96)	(482)	(171)

Equity in earnings of subsidiaries	(571)	1,002	3,807

INCOME (LOSS) FROM CONTINUING OPERATIONS	(667)	520	3,636

Income (loss) from discontinued operations, net of taxes	0	0	(4)

NET INCOME (LOSS)	$(667)	$520	$3,632

COMPREHENSIVE INCOME	$(2,200)	$5,489	$6,227

See Notes to Condensed Financial Information of Registrant

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(667)	$520	$3,632
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	571	(1,002)	(3,807)
Realized investment (gains) losses, net	(390)	33	23
Dividends received from subsidiaries	2,483	2,435	2,955
Change in:
Due to/from subsidiaries, net	(1,753)	1,920	525
Other, net	(418)	9	(666)

Cash flows from (used in) operating activities	(174)	3,915	2,662

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	0	191	4
Equity securities, available-for-sale	0	0	4
Commercial loans	0	312	25
Investment contracts from subsidiaries	0	525	468
Short-term investments	6,522	2,485	2,288
Payments for the purchase of:
Equity securities, available-for-sale	0	0	(4)
Commercial loans	0	(68)	(269)
Investment contracts from subsidiaries	(1)	0	0
Short-term investments	(6,544)	(2,550)	(2,301)
Capital contributions to subsidiaries	(1,760)	(1,912)	(1,593)
Returns of capital contributions from subsidiaries	524	427	287
Proceeds from sale of subsidiaries	0	0	91
Loans to subsidiaries, net of maturities	(22)	825	(2,824)
Other, investing	32	24	24

Cash flows from (used in) investing activities	(1,249)	259	(3,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(828)	(749)	(685)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(738)	(650)	(999)
Common Stock reissued for exercise of stock options	348	150	122
Proceeds from the issuance of debt (maturities longer than 90 days)	2,414	3,180	1,741
Repayments of debt (maturities longer than 90 days)	(3,257)	(2,737)	(704)
Repayments of loans from subsidiaries	(102)	(20)	(45)
Proceeds from loans payable to subsidiaries	545	400	3
Net change in financing arrangements (maturities of 90 days or less)	65	(143)	(12)
Excess tax benefits from share-based payment arrangements	10	12	2
Other, financing	(45)	(44)	(7)

Cash flows from (used in) financing activities	(1,607)	(620)	(603)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,030)	3,554	(1,741)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,400	3,846	5,587

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,370	$7,400	$3,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,070	$1,040	$1,028
Cash paid (refunds received) during the period for taxes	$246	$(256)	$135

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$1,097	$0	$0
Non-cash dividends from subsidiaries	$942	$0	$0
Capital transactions with subsidiary in the form of a tax receivable/(liability)	$0	$0	$18
Treasury Stock shares issued for stock-based compensation programs	$105	$211	$77

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2013 and 2012 primarily consisted of government agency securities and money market funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate(1)	December 31, 2013	December 31, 2012
			(in millions)
Short-term debt:
Commercial Paper(2)			$190	$113
Current portion of long-term debt			1,531	1,734

Total short-term debt			$1,721	$1,847

Long-term debt:
Fixed rate senior notes	2014-2043	2.30%-7.38%	$10,907	$12,190
Floating rate senior notes	2014-2020	1.02%-4.91%	555	214
Junior subordinated notes	2042-2068	5.20%-8.88%	4,884	4,594

Total long-term debt			$16,346	$16,998

(1)	Range of interest rates are for the year ended December 31, 2013.
(2)	The weighted average interest rate on outstanding commercial paper was 0.32% and 0.41% at December 31, 2013 and 2012, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was increased by $2 million and decreased by $4 million, and $8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2013, Prudential Financial’s contractual maturities for long-term debt:

	Calendar Year
	2015	2016	2017	2018	2019 and thereafter	Total
	(in millions)
Long-term debt	$2,222	$751	$971	$830	$11,572	$16,346

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following companies:

	2013	2012	2011
	(in millions)
Prudential Holdings, LLC	$0	$600	$1,592
Prudential Annuities Life Assurance Corporation	284	408	588
International Insurance and Investments Holding Companies	1,642	865	478
Prudential Asset Management Holding Company	441	646	468
Other Holding Companies	640	343	116

Total	$3,007	$2,862	$3,242

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2013, there was $460 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on inter-company loans between affiliates. As of December 31, 2013, Prudential Financial had issued guarantees of outstanding loans totaling $4.0 billion between International Insurance subsidiaries and other affiliates.

In 2011, Prudential Financial provided a guarantee of the obligations of a captive reinsurance subsidiary under a $2.0 billion letter of credit facility entered into by the captive subsidiary in support of its obligations under a reinsurance arrangement relating to the Closed Block Business within Prudential Insurance. Prudential Financial guarantees all obligations of the captive reinsurance subsidiary under the facility, including its obligation to reimburse any draws on a letter of credit issued under the facility during an availability period, which was extended by one year in 2013, expiring in October 2015.

In 2004, Prudential Financial entered into a $200 million liquidity facility agreement with a subsidiary. Under the facility, Prudential Financial may provide loans to the subsidiary from time to time in order to support payment obligations of the subsidiary arising under affiliated reinsurance arrangements and borrowings. There were no outstanding loans under the facility as of December 31, 2013.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2013, Prudential Financial has accrued liabilities of $6 million associated with all other financial guarantees and indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2013 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$5,490	$2,341	$0	$9,035	$2,541	$685	$(30)	$(956)	$1,661
Retirement	225	45,241	1,939	46,475	1,107	4,084	3,294	15	984
Asset Management	0	0	0	0	0	87	0	25	1,826

U.S. Retirement Solutions and Investment Management Division	5,715	47,582	1,939	55,510	3,648	4,856	3,264	(916)	4,471

Individual Life	4,112	7,407	0	20,746	2,660	1,403	2,238	95	1,363
Group Insurance	183	4,921	193	8,179	4,813	581	4,535	10	820

U.S. Individual Life and Group Insurance Division	4,295	12,328	193	28,925	7,473	1,984	6,773	105	2,183

International Insurance	6,407	90,641	504	46,948	17,482	4,291	16,057	998	2,782

International Insurance Division	6,407	90,641	504	46,948	17,482	4,291	16,057	998	2,782

Corporate and Other	(316)	3,414	0	12	321	582	420	16	1,018

Total Financial Services Businesses	16,101	153,965	2,636	131,395	28,924	11,713	26,514	203	10,454

Closed Block Business	411	50,258	0	10,777	2,728	3,016	5,380	37	557

Total	$16,512	$204,223	$2,636	$142,172	$31,652	$14,729	$31,894	$240	$11,011

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

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2013, 2012 and 2011 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2013
Life Insurance Face Amount In Force	$3,534,834	$521,189	$185,479	$3,199,124	5.8%

Premiums:
Life Insurance	$24,068	$1,408	$272	$22,932	1.2%
Accident and Health Insurance	3,376	71	0	3,305	0%

Total Premiums	$27,444	$1,479	$272	$26,237	1.0%

2012
Life Insurance Face Amount In Force	$3,645,504	$456,329	$22,050	$3,211,225	0.7%

Premiums:
Life Insurance	$62,603	$1,374	$223	$61,452	0.4%
Accident and Health Insurance	3,963	62	1	3,902	0.0%

Total Premiums	$66,566	$1,436	$224	$65,354	0.3%

2011
Life Insurance Face Amount In Force	$3,596,957	$428,419	$17,881	$3,186,419	0.6%

Premiums:
Life Insurance	$22,306	$1,302	$126	$21,130	0.6%
Accident and Health Insurance	3,220	51	2	3,171	0.1%

Total Premiums	$25,526	$1,353	$128	$24,301	0.5%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2013
Allowance for losses on commercial mortgage and other loans	$269	$0	$0	$48	(1)	$(5)	$216
Valuation allowance on deferred tax asset	280	(42)	(1)	0		(2)	235

	$549	$(42)	$(1)	$48		$(7)	$451

2012
Allowance for losses on commercial mortgage and other loans	$367	$0	$0	$96	(1)	$(2)	$269
Valuation allowance on deferred tax asset	392	(108)	(3)	0		(1)	280

	$759	$(108)	$(3)	$96		$(3)	$549

2011
Allowance for losses on commercial mortgage and other loans	$575	$0	$0	$210	(1)	$2	$367
Valuation allowance on deferred tax asset	386	(2)	11	3	(2)	0	392

	$961	$(2)	$11	$213		$2	$759

(1)	Represents release of allowance for losses and charge-offs, net of recoveries.
(2)	Primarily represents utilization and expiration of net operating losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 27th day of February, 2014.

Prudential Financial, Inc.

By:	/S/ ROBERT M. FALZON
Name:	Robert M. Falzon
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014:

Name	Title

/S/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/S/ ROBERT M. FALZON Robert M. Falzon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

MARK B. GRIER* Mark B. Grier	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

MARTINA HUND-MEJEAN* Martina Hund-Mejean	Director

KARL J. KRAPEK* Karl J. Krapek	Director

Name	Title

CHRISTINE A. POON* Christine A. Poon	Director

DOUGLAS A. SCOVANNER* Douglas A. Scovanner	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ ROBERT M. FALZON
Attorney-in-fact

EXHIBIT INDEX

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s May 9, 2012 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 12, 2013 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3

Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.3 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of June 20, 2013). Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2013 Quarterly Report on Form 10-Q.*

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

10.7

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.10

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.11

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.12

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.13

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.14

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grant to Richard J. Carbone under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.15

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.16

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.17

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.18

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.19

Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.20

Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.21

Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.22	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2013 Current Report on Form 8-K.*

10.23	Prudential Financial, Inc. Non-Employee Director Compensation Summary (as adopted on November 12, 2013 and effective January 1, 2014)*

10.24

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.25	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.26	Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013.*

10.27

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.28

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.29

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.30

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.32

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.33

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.34

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35

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

10.37

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.39

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.40

The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.41

The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.42	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.43

First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.*

10.44	2014 Prudential Financial, Inc. Leveraging Opportunities Program Long Term Incentive Award Plan.*

10.45

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