Form 10-Q
period 2014-03-31
PRUDENTIAL FINANCIAL INC
filed 2014-05-08
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 460 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for retirement expense; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions; and (27) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2014 and December 31, 2013 (in millions, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014-$272,829; 2013-$268,727)(1)	$295,321	$286,866
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2014-$3,537; 2013-$3,553)(1)	3,275	3,312
Trading account assets supporting insurance liabilities, at fair value(1)	20,935	20,827
Other trading account assets, at fair value(1)	8,021	6,453
Equity securities, available-for-sale, at fair value (cost: 2014-$7,291; 2013-$7,003)	10,191	9,910
Commercial mortgage and other loans (includes $124 and $158 measured at fair value under the fair value option at March 31, 2014 and December 31, 2013, respectively)(1)	42,392	41,008
Policy loans	11,833	11,766
Other long-term investments (includes $885 and $873 measured at fair value under the fair value option at March 31, 2014 and December 31, 2013, respectively)(1)	10,477	10,328
Short-term investments	6,023	7,703

Total investments	408,468	398,173
Cash and cash equivalents(1)	12,472	11,439
Accrued investment income(1)	3,134	3,089
Deferred policy acquisition costs	16,617	16,512
Value of business acquired	3,610	3,675
Other assets(1)	14,273	13,833
Separate account assets	288,161	285,060

TOTAL ASSETS	$746,735	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$211,540	$206,859
Policyholders’ account balances(1)	137,244	136,657
Policyholders’ dividends	6,519	5,515
Securities sold under agreements to repurchase	8,348	7,898
Cash collateral for loaned securities	5,282	5,040
Income taxes	6,860	5,422
Short-term debt	4,019	2,669
Long-term debt	22,565	23,553
Other liabilities(1)	13,232	13,925
Notes issued by consolidated variable interest entities (includes $4,062 and $3,254 measured at fair value under the fair value option at March 31, 2014 and December 31, 2013, respectively)(1)	4,101	3,302
Separate account liabilities	288,161	285,060

Total liabilities	707,871	695,900

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,328 and 660,111,319 shares issued at March 31, 2014 and December 31, 2013, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	0	0
Additional paid-in capital	24,435	24,475
Common Stock held in treasury, at cost (199,684,283 and 199,056,067 shares at March 31, 2014 and December 31, 2013, respectively)	(12,533)	(12,415)
Accumulated other comprehensive income (loss)	10,798	8,681
Retained earnings	15,517	14,531

Total Prudential Financial, Inc. equity	38,223	35,278

Noncontrolling interests	641	603

Total equity	38,864	35,881

TOTAL LIABILITIES AND EQUITY	$746,735	$731,781

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013 (in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES
Premiums	$5,868	$7,084
Policy charges and fee income	1,501	1,356
Net investment income	3,838	3,638
Asset management and service fees	904	820
Other income	535	(2,004)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(79)	(308)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	63	238
Other realized investment gains (losses), net	224	(653)

Total realized investment gains (losses), net	208	(723)

Total revenues	12,854	10,171

BENEFITS AND EXPENSES
Policyholders’ benefits	6,386	7,219
Interest credited to policyholders’ account balances	1,015	1,050
Dividends to policyholders	600	560
Amortization of deferred policy acquisition costs	437	218
General and administrative expenses	2,698	2,683

Total benefits and expenses	11,136	11,730

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,718	(1,559)

Income tax expense (benefit)	473	(827)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,245	(732)
Equity in earnings of operating joint ventures, net of taxes	0	46

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,245	(686)
Income (loss) from discontinued operations, net of taxes	4	1

NET INCOME (LOSS)	1,249	(685)
Less: Income (loss) attributable to noncontrolling interests	11	35

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,238	$(720)

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.62	$(1.58)
Income (loss) from discontinued operations, net of taxes	0.01	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$2.63	$(1.58)

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.58	$(1.58)
Income (loss) from discontinued operations, net of taxes	0.01	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$2.59	$(1.58)

Dividends declared per share of Common Stock	$0.53	$0.40

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$7.50	$5.50
Income (loss) from discontinued operations, net of taxes	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$7.50	$5.50

Dividends declared per share of Class B Stock	$2.41	$2.41

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013 (in millions)

	Three Months Ended March 31,
	2014	2013
NET INCOME (LOSS)	$1,249	$(685)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	80	(901)
Net unrealized investment gains (losses)	3,068	4,278
Defined benefit pension and postretirement unrecognized periodic benefit	23	50

Total	3,171	3,427

Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,047	1,223

Other comprehensive income (loss), net of taxes	2,124	2,204

Comprehensive income (loss)	3,373	1,519
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	35

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$3,355	$1,484

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Three Months Ended March 31, 2014 and 2013 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	$6	$24,475	$14,531	$(12,415)	$8,681	$35,278	$603	$35,881
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests						0	0	0
Distributions to noncontrolling interests						0	(36)	(36)
Consolidations/(deconsolidations) of noncontrolling interests						0	56	56
Stock-based compensation programs		(40)	0	132		92		92
Dividends declared on Common Stock			(247)			(247)		(247)
Dividends declared on Class B Stock			(5)			(5)		(5)
Comprehensive income:
Net income (loss)			1,238			1,238	11	1,249
Other comprehensive income (loss), net of tax					2,117	2,117	7	2,124

Total comprehensive income (loss)						3,355	18	3,373

Balance, March 31, 2014	$6	$24,435	$15,517	$(12,533)	$10,798	$38,223	$641	$38,864

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$6	$24,380	$16,066	$(12,163)	$10,214	$38,503	$609	$39,112
Common Stock acquired						0		0
Contributions from noncontrolling interests						0	1	1
Distributions to noncontrolling								0
interests						0	(56)	(56)
Consolidations/(deconsolidations) of noncontrolling interests						0		0
Stock-based compensation programs		(26)	(36)	145		83		83
Dividends declared on Common Stock			(188)			(188)		(188)
Dividends declared on Class B Stock			(5)			(5)		(5)
Comprehensive income:
Net income (loss)			(720)			(720)	35	(685)
Other comprehensive income (loss), net of tax					2,204	2,204	0	2,204

Total comprehensive income (loss)						1,484	35	1,519

Balance, March 31, 2013	$6	$24,354	$15,117	$(12,018)	$12,418	$39,877	$589	$40,466

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013 (in millions)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,249	$(685)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(208)	723
Policy charges and fee income	(509)	(514)
Interest credited to policyholders’ account balances	1,015	1,050
Depreciation and amortization	41	109
Gains on trading account assets supporting insurance liabilities, net	(101)	(93)
Change in:
Deferred policy acquisition costs	(231)	(645)
Future policy benefits and other insurance liabilities	1,568	2,545
Other trading account assets	(14)	(10)
Income taxes	388	(1,653)
Other, net	(1,219)	(640)

Cash flows from operating activities	1,979	187

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	13,437	11,805
Fixed maturities, held-to-maturity	93	125
Trading account assets supporting insurance liabilities and other trading account assets	3,066	5,658
Equity securities, available-for-sale	994	1,003
Commercial mortgage and other loans	573	1,287
Policy loans	537	572
Other long-term investments	195	499
Short-term investments	16,822	9,311
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(15,701)	(13,564)
Fixed maturities, held-to-maturity	(22)	(14)
Trading account assets supporting insurance liabilities and other trading account assets	(3,892)	(6,498)
Equity securities, available-for-sale	(1,094)	(985)
Commercial mortgage and other loans	(1,926)	(2,008)
Policy loans	(465)	(441)
Other long-term investments	(495)	(633)
Short-term investments	(15,270)	(9,053)
Acquisition of business, net of cash acquired	(23)	(488)
Other, net	202	(228)

Cash flows used in investing activities	(2,969)	(3,652)

See Notes to Unaudited Interim Consolidated Financial Statements

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	$5,751	$5,881
Policyholders’ account withdrawals	(5,368)	(6,438)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	691	344
Cash dividends paid on Common Stock	(247)	(206)
Cash dividends paid on Class B Stock	(5)	(5)
Net change in financing arrangements (maturities 90 days or less)	472	591
Common Stock acquired	(250)	0
Common Stock reissued for exercise of stock options	77	46
Proceeds from the issuance of debt (maturities longer than 90 days)	1,146	1,593
Repayments of debt (maturities longer than 90 days)	(225)	(1,240)
Excess tax benefits from share-based payment arrangements	14	8
Other, net	(59)	(225)

Cash flows from financing activities	1,997	349

Effect of foreign exchange rate changes on cash balances	26	(507)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,033	(3,623)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,439	18,100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,472	$14,477

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$92	$101
Acquisition of UniAsia Life Assurance Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$659	$0
Liabilities assumed	589	0
Noncontrolling interest assumed	47	0

Net cash paid on acquisition	$23	$0

Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$11,056
Liabilities assumed	0	10,568

Net cash paid on acquisition	$0	$488

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of March 31, 2014, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three months ended, February 28, 2014, respectively.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Adoption of New Accounting Pronouncements

In December 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Future Adoption of New Accounting Pronouncements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance is effective prospectively to new disposals and new classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals or new classifications as held for sale that have not been reported in financial statements previously issued. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of UniAsia Life Assurance

On January 2, 2014, the Company completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of $158 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN. This acquisition is part of the Company’s strategic initiative to further expand its business into Southeast Asian markets.

The assets acquired and liabilities assumed have been included in the Company’s Unaudited Interim Consolidated Financial Statements as of the acquisition date. Total assets acquired were $747 million, including $88 million of cash and cash equivalents and $22 million of goodwill, none of which is deductible for local tax purposes, and total liabilities assumed were $589 million.

Prudential Financial intends to make a Section 338(g) election under the Internal Revenue Code with respect to this acquisition, resulting in the acquired entity being treated for U.S. tax purposes as a newly-incorporated company. Under such election, the U.S. tax basis of the assets acquired and liabilities assumed of the UniAsia Life Assurance Berhad were adjusted as of January 2, 2014, to reflect the consequences of the Section 338(g) election.

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford Financial Services Group’s (“The Hartford”) individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission, to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $141 billion. This acquisition increased the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provided complementary distribution opportunities through expanded wirehouse and bank distribution channels.

The assets acquired and liabilities assumed have been included in the Company’s Unaudited Interim Consolidated Financial Statements as of the acquisition date. Total assets acquired were $11.2 billion, including $1.4 billion of value of business acquired and $0.1 billion of cash, and total liabilities assumed were $10.6 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Real estate investments sold or held for sale(1)	$6	$0
Global commodities business	0	2

Income from discontinued operations before income taxes	6	2
Income tax expense	2	1

Income from discontinued operations, net of taxes	$4	$1

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Total assets	$14	$15
Total liabilities	$7	$7

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,485	$2,327	$24	$15,788	$0
Obligations of U.S. states and their political subdivisions	4,154	427	60	4,521	0
Foreign government bonds	77,016	7,991	239	84,768	1
Corporate securities	147,194	13,420	2,007	158,607	(2)
Asset-backed securities(1)	10,614	235	223	10,626	(670)
Commercial mortgage-backed securities	14,127	394	107	14,414	0
Residential mortgage-backed securities(2)	6,239	380	22	6,597	(6)

Total fixed maturities, available-for-sale	$272,829	$25,174	$2,682	$295,321	$(677)

Equity securities, available-for-sale	$7,291	$2,940	$40	$10,191

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$956	$131	$0	$1,087
Corporate securities(4)	912	57	22	947
Asset-backed securities(1)	674	46	0	720
Commercial mortgage-backed securities	137	14	0	151
Residential mortgage-backed securities(2)	596	36	0	632

Total fixed maturities, held-to-maturity(4)	$3,275	$284	$22	$3,537

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $872 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,555 million) which have been offset with the associated payables under a netting agreement.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,754	$1,742	$96	$15,400	$0
Obligations of U.S. states and their political subdivisions	3,598	274	137	3,735	0
Foreign government bonds	75,595	7,459	266	82,788	1
Corporate securities	145,091	12,095	3,408	153,778	(4)
Asset-backed securities(1)	10,691	214	316	10,589	(755)
Commercial mortgage-backed securities	13,633	403	163	13,873	0
Residential mortgage-backed securities(2)	6,365	379	41	6,703	(7)

Total fixed maturities, available-for-sale	$268,727	$22,566	$4,427	$286,866	$(765)

Equity securities, available-for-sale	$7,003	$2,931	$24	$9,910

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$938	$117	$0	$1,055
Corporate securities(4)	904	50	24	930
Asset-backed securities(1)	693	46	0	739
Commercial mortgage-backed securities	166	18	0	184
Residential mortgage-backed securities(2)	611	34	0	645

Total fixed maturities, held-to-maturity(4)	$3,312	$265	$24	$3,553

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $875 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2014, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$14,078	$14,658	$41	$41
Due after one year through five years	48,181	52,947	13	13
Due after five years through ten years	55,464	60,487	327	338
Due after ten years(1)	124,126	135,592	1,487	1,642
Asset-backed securities	10,614	10,626	674	720
Commercial mortgage-backed securities	14,127	14,414	137	151
Residential mortgage-backed securities	6,239	6,597	596	632

Total	$272,829	$295,321	$3,275	$3,537

(1)	Excludes notes with amortized cost of $2,400 million (fair value, $2,555 million) which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains / (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$8,578	$6,495
Proceeds from maturities/repayments	4,859	5,739
Gross investment gains from sales, prepayments, and maturities	425	229
Gross investment losses from sales and maturities	(152)	(106)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	94	125
Equity securities, available-for-sale
Proceeds from sales	$1,165	$1,048
Gross investment gains from sales	133	107
Gross investment losses from sales	(39)	(23)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(16)	$(70)
Writedowns for impairments on equity securities	(10)	(7)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2014	2013
	(in millions)
Balance, beginning of period	$968	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(140)	(97)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairment recognized in the current period on securities not previously impaired	2	1
Additional credit loss impairments recognized in the current period on securities previously impaired	4	12
Increases due to the passage of time on previously recorded credit losses	9	12
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(5)

Balance, end of period	$838	$1,089

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$805	$805	$697	$697

Fixed maturities:
Corporate securities	11,987	12,612	12,109	12,616
Commercial mortgage-backed securities	2,447	2,480	2,417	2,441
Residential mortgage-backed securities(1)	1,824	1,813	1,857	1,830
Asset-backed securities(2)	1,089	1,103	1,096	1,107
Foreign government bonds	599	618	579	596
U.S. government authorities and agencies and obligations of U.S. states	296	342	303	341

Total fixed maturities	18,242	18,968	18,361	18,931
Equity securities	966	1,162	913	1,199

Total trading account assets supporting insurance liabilities	$20,013	$20,935	$19,971	$20,827

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains/(losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income”, was $66 million and $104 million during the three months ended March 31, 2014 and 2013, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$124	$126	$105	$106
Fixed maturities	5,549	5,647	4,653	4,723
Equity securities	991	1,113	1,051	1,177
Other	3	8	3	7

Subtotal	$6,667	6,894	$5,812	6,013

Derivative instruments		1,127		440

Total other trading account assets		$8,021		$6,453

The net change in unrealized gains/(losses) from other trading account assets, excluding derivatives instruments, still held at period end, recorded within “Other income”, was $26 million and $74 million during the three months ended March 31, 2014 and 2013, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both March 31, 2014 and December 31, 2013, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,898	$66,958	$59,775	$65,389
Fixed maturities, held-to-maturity	934	1,063	916	1,032
Trading account assets supporting insurance liabilities	470	479	451	458
Other trading account assets	39	39	38	39
Short-term investments	0	0	0	0
Cash equivalents	382	382	107	107

Total	$62,723	$68,921	$61,287	$67,025

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$6,760	$7,409	$6,672	$7,277
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	61	62	61	61
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$6,821	$7,471	$6,733	$7,338

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$8,170	20.2%	$7,762	19.9%
Retail	8,649	21.4	8,698	22.3
Apartments/Multi-Family	8,357	20.7	7,492	19.2
Industrial	7,537	18.6	7,390	18.9
Hospitality	2,053	5.1	2,050	5.2
Other	3,543	8.8	3,464	8.9

Total commercial mortgage loans	38,309	94.8	36,856	94.4
Agricultural property loans	2,156	5.2	2,183	5.6

Total commercial and agricultural mortgage loans by property type	40,465	100.0%	39,039	100.0%

Valuation allowance	(200)		(195)

Total net commercial and agricultural mortgage loans by property type	40,265		38,844

Other loans:
Uncollateralized loans	1,289		1,306
Residential property loans	526		544
Other collateralized loans	331		335

Total other loans	2,146		2,185
Valuation allowance	(19)		(21)

Total net other loans	2,127		2,164

Total commercial mortgage and other loans(1)	$42,392		$41,008

(1)	Includes loans held at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (10%), and Texas (8%) at March 31, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to / (release of) allowance of losses	5	0	0	0	0	5
Charge-offs, net of recoveries	0	0	0	(2)	0	(2)
Change in foreign exchange	0	0	0	0	0	0

Total ending balance	$193	$7	$6	$1	$12	$219

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	12	(7)	(3)	(9)	(2)	(9)
Charge-offs, net of recoveries	(33)	(6)	0	0	0	(39)
Change in foreign exchange	0	0	(2)	0	(3)	(5)

Total ending balance	$188	$7	$6	$3	$12	$216

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$19	$0	$0	$1	$0	$20
Ending balance: collectively evaluated for impairment	174	7	6	0	12	199
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$193	$7	$6	$1	$12	$219

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$385	$5	$0	$4	$2	$396
Ending balance gross of reserves: collectively evaluated for impairment	37,924	2,151	526	327	1,287	42,215
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$38,309	$2,156	$526	$331	$1,289	$42,611

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$16	$0	$0	$3	$0	$19
Ending balance: collectively evaluated for impairment	172	7	6	0	12	197
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$188	$7	$6	$3	$12	$216

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$429	$5	$0	$7	$2	$443
Ending balance gross of reserves: collectively evaluated for impairment	36,427	2,178	544	328	1,304	40,781
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$36,856	$2,183	$544	$335	$1,306	$41,224

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$25	$26	$0	$29	$0
Agricultural property loans	5	5	0	5	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$30	$33	$0	$34	$0

With an allowance recorded:
Commercial mortgage loans	$50	$51	$19	$52	$0
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	3	3	0	4	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$53	$54	$19	$56	$0

Total:
Commercial mortgage loans	$75	$77	$19	$81	$0
Agricultural property loans	5	5	0	5	0
Residential property loans	0	0	0	0	0
Other collateralized loans	3	3	0	4	0
Uncollateralized loans	0	2	0	0	0

Total	$83	$87	$19	$90	$0

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$33	$33	$0	$30	$1
Agricultural property loans	5	5	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$38	$40	$0	$32	$1

With an allowance recorded:
Commercial mortgage loans	$54	$55	$16	$121	$1
Agricultural property loans	0	0	0	10	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$59	$60	$19	$139	$4

Total:
Commercial mortgage loans	$87	$88	$16	$151	$2
Agricultural property loans	5	5	0	12	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	2	0	0	0

Total	$97	$100	$19	$171	$5

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of March 31, 2014 and December 31, 2013, was $124 million and $158 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both March 31, 2014 and December 31, 2013, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of office buildings, retail properties, apartment complexes and industrial buildings.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the credit quality indicators as of March 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—March 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$19,392	$648	$289	$20,329
60%-69.99%	11,674	442	79	12,195
70%-79.99%	4,213	482	265	4,960
Greater than 80%	476	154	195	825

Total commercial mortgage loans	$35,755	$1,726	$828	$38,309

Agricultural property loans

	Debt Service Coverage Ratio—March 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,005	$137	$0	$2,142
60%-69.99%	14	0	0	14
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,019	$137	$0	$2,156

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—March 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$21,397	$785	$289	$22,471
60%-69.99%	11,688	442	79	12,209
70%-79.99%	4,213	482	265	4,960
Greater than 80%	476	154	195	825

Total commercial and agricultural mortgage loans	$37,774	$1,863	$828	$40,465

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

	March 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$38,248	$27	$0	$0	$34	$61	$38,309	$70
Agricultural property loans	2,155	0	0	0	1	1	2,156	2
Residential property loans	502	10	5	0	9	24	526	9
Other collateralized loans	331	0	0	0	0	0	331	3
Uncollateralized loans	1,289	0	0	0	0	0	1,289	3

Total	$42,525	$37	$5	$0	$44	$86	$42,611	$87

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$36,821	$16	$0	$0	$19	$35	$36,856	$154
Agricultural property loans	2,182	0	0	0	1	1	2,183	2
Residential property loans	520	11	3	0	10	24	544	10
Other collateralized loans	334	0	0	0	1	1	335	5
Uncollateralized loans	1,306	0	0	0	0	0	1,306	2

Total	$41,163	$27	$3	$0	$31	$61	$41,224	$173

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

For the three months ended March 31, 2014, there were no new commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale. For the three months ended March 31, 2013, there were $718 million of commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of March 31, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months ended March 31, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, 2014 and 2013, was from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$2,617	$2,651
Fixed maturities, held-to-maturity	40	31
Equity securities, available-for-sale	84	78
Trading account assets	258	238
Commercial mortgage and other loans	498	490
Policy loans	154	148
Short-term investments and cash equivalents	9	10
Other long-term investments	342	133

Gross investment income	4,002	3,779
Less: investment expenses	(164)	(141)

Net investment income	$3,838	$3,638

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2014 and 2013, were from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Fixed maturities	$257	$53
Equity securities	85	77
Commercial mortgage and other loans	8	13
Investment real estate	0	0
Joint ventures and limited partnerships	1	(1)
Derivatives(1)	(145)	(870)
Other	2	5

Realized investment gains (losses), net	$208	$(723)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains / (losses) on investments by asset class as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$194	$110
Fixed maturity securities, available-for-sale—all other	22,298	18,029
Equity securities, available-for-sale	2,900	2,907
Derivatives designated as cash flow hedges(1)	(475)	(446)
Other investments(2)	9	4

Net unrealized gains (losses) on investments	$24,926	$20,604

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of March 31, 2014, includes $14 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,641	$23	$7	$1	$1,648	$24
Obligations of U.S. states and their political subdivisions	1,024	55	46	5	1,070	60
Foreign government bonds	3,203	190	677	49	3,880	239
Corporate securities	21,092	731	14,104	1,298	35,196	2,029
Commercial mortgage-backed securities	2,702	69	726	38	3,428	107
Asset-backed securities	2,432	17	2,380	206	4,812	223
Residential mortgage-backed securities	1,253	18	184	4	1,437	22

Total	$33,347	$1,103	$18,124	$1,601	$51,471	$2,704

Equity securities, available-for-sale	$591	$40	$1	$0	$592	$40

(1)	Includes $174 million of fair value and $22 million of gross unrealized losses at March 31, 2014, on securities classified as held-to-maturity, a portion of which are not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,913	$95	$6	$1	$3,919	$96
Obligations of U.S. states and their political subdivisions	1,187	129	43	8	1,230	137
Foreign government bonds	3,260	211	438	55	3,698	266
Corporate securities	29,574	1,618	14,094	1,814	43,668	3,432
Commercial mortgage-backed securities	4,267	128	605	35	4,872	163
Asset-backed securities	3,007	42	2,556	274	5,563	316
Residential mortgage-backed securities	1,590	34	239	7	1,829	41

Total	$46,798	$2,257	$17,981	$2,194	$64,779	$4,451

Equity securities, available-for-sale	$586	$24	$1	$0	$587	$24

(1)	Includes $210 million of fair value and $24 million of gross unrealized losses at December 31, 2013, on securities classified as held-to-maturity, a portion of which are not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at March 31, 2014 and December 31, 2013, are composed of $2,519 million and $4,178 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $185 million and $274 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At March 31, 2014, the $1,601 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. At December 31, 2013, the $2,194 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency exchange rate movements, general credit spread widening and increased liquidity discounts. At March 31, 2014, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2014, $15 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2013, $4 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2014 or December 31, 2013.

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

If the Company determines that it is the VIE’s “primary beneficiary” it consolidates the VIE. There are currently two models for determining whether or not the Company is the “primary beneficiary” of a VIE. The first (the “Investment Company Model”) relates to those VIEs that have the characteristics of an investment company and for which certain other conditions are true. These conditions are that (1) the Company does not have the implicit or explicit obligation to fund losses of the VIE and (2) the VIE is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualified special-purpose entity. In this model the Company is the primary beneficiary if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns.

For all other VIEs, the Company is the primary beneficiary if the Company has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant.

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized loan obligations, or “CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company sells or syndicates investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs.

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

	Consolidated VIE’s for Which the Company is the Investment Manager		Other Consolidated VIE’s
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Fixed maturities, available-for-sale	$64	$68	$112	$108
Fixed maturities, held-to-maturity	0	0	888	871
Trading account assets supporting insurance liabilities	0	0	11	11
Other trading account assets	4,685	3,832	0	0
Commercial mortgage and other loans	13	23	300	300
Other long-term investments	0	0	92	87
Cash and cash equivalents	583	566	(4)	(3)
Accrued investment income	23	19	4	4
Other assets	208	132	0	0

Total assets of consolidated VIEs	$5,576	$4,640	$1,403	$1,378

Notes issued by consolidated VIEs	$4,101	3,302	0	0
Other liabilities	651	631	1	1

Total liabilities of consolidated VIEs	$4,752	$3,933	$1	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of March 31, 2014, the maturities of these obligations were over five years.

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,381 million at both March 31, 2014 and December 31, 2013, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $455 million and $489 million at March 31, 2014 and December 31, 2013, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $9,021 million and $9,426 million as of March 31, 2014 and December 31, 2013, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,258 million and $7,244 million as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company recognized a policyholder dividend obligation of $986 million and $887 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,457 million and $3,624 million at March 31, 2014 and December 31, 2013, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,074	$50,258
Policyholders’ dividends payable	938	907
Policyholders’ dividend obligation	5,443	4,511
Policyholders’ account balances	5,345	5,359
Other Closed Block liabilities	4,924	4,281

Total Closed Block Liabilities	66,724	65,316

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	39,964	39,169
Other trading account assets, at fair value	277	291
Equity securities, available-for-sale, at fair value	3,942	3,884
Commercial mortgage and other loans	9,026	8,762
Policy loans	4,971	5,013
Other long-term investments	2,138	2,085
Short-term investments	1,323	1,790

Total investments	61,641	60,994
Cash and cash equivalents	1,070	544
Accrued investment income	554	542
Other Closed Block assets	516	296

Total Closed Block Assets	63,781	62,376

Excess of reported Closed Block Liabilities over Closed Block Assets	2,943	2,940
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,447	3,615
Allocated to policyholder dividend obligation	(4,457)	(3,624)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,933	$2,931

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2014
(in millions)
Balance, January 1	$4,511
Impact from earnings allocable to policyholder dividend obligation	99
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	833

Balance, March 31	$5,443

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenues
Premiums	$639	$647
Net investment income	721	707
Realized investment gains (losses), net	135	96
Other income	15	10

Total Closed Block revenues	1,510	1,460

Benefits and Expenses
Policyholders’ benefits	792	815
Interest credited to policyholders’ account balances	34	34
Dividends to policyholders	577	503
General and administrative expenses	114	119

Total Closed Block benefits and expenses	1,517	1,471

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(7)	(11)
Income tax expense (benefit)	(12)	(16)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	5	5
Income from discontinued operations, net of taxes	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$5	$5

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2013	660.1	199.0	461.1	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	2.9	(2.9)	0.0
Stock-based compensation programs(1)	0.0	(2.2)	2.2	0.0

Balance, March 31, 2014	660.1	199.7	460.4	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2013 through June 30, 2014. As of March 31, 2014, 9.0 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million, of which 2.9 million shares were repurchased in the first three months of 2014 at a total cost of $250 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	73	3,400	1	3,474
Amounts reclassified from AOCI	0	(332)	22	(310)
Income tax benefit (expense)	(27)	(1,010)	(10)	(1,047)

Balance, March 31, 2014	$(67)	$12,402	$(1,537)	$10,798

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(902)	4,452	19	3,569
Amounts reclassified from AOCI	1	(174)	31	(142)
Income tax benefit (expense)	269	(1,474)	(18)	(1,223)

Balance, March 31, 2013	$296	$14,206	$(2,084)	$12,418

(1)	Includes cash flow hedges of $(475) million and $(446) million as of March 31, 2014 and December 31, 2013, respectively, and $(79) million and $(257) million as of March 31, 2013 and December 31, 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2014	2013
	(in millions)
Amounts reclassified from AOCI (1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$0	$(1)	Realized investment gains (losses), net

Total foreign currency translation adjustment	0	(1)

Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(6)	(4)	(3)
Cash flow hedges—Currency/Interest rate	(4)	(18)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	342	130
Net unrealized investment gains (losses)—all other	0	66

Total net unrealized investment gains (losses)	332	174	(4)

Amortization of defined benefit pension items:
Prior service cost	6	6	(5)
Actuarial gain (loss)	(28)	(37)	(5)

Total amortization of defined benefit pension items	(22)	(31)

Total reclassifications for the period	$310	$142

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113
Net investment gains (losses) on investments arising during the period	65				(23)	42
Reclassification adjustment for (gains) losses included in net income	18				(6)	12
Reclassification adjustment for OTTI losses excluded from net income(1)	1				0	1
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(2)		1	(1)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(76)	27	(49)

Balance, March 31, 2014	$194	$(5)	$2	$(12)	$(61)	$118

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231
Net investment gains (losses) on investments arising during the period	4,589				(1,544)	3,045
Reclassification adjustment for (gains) losses included in net income	(350)				123	(227)
Reclassification adjustment for OTTI losses excluded from net income(2)	(1)				0	(1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(137)			48	(89)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(283)		100	(183)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(756)	264	(492)

Balance, March 31, 2014	$24,732	$(856)	$(962)	$(4,450)	$(6,180)	$12,284

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, is as follows:

	Three Months Ended March 31,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic and diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,232			$(701)
Direct equity adjustment	(2)			4
Less: Income (loss) attributable to noncontrolling interests	11			35
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	11			2

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,208	460.9	$2.62	$(734)	464.3	$(1.58)

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$11			$2
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	11			2
Stock options		3.3			0.0
Deferred and long-term compensation programs		0.7			0.0
Exchangeable Surplus Notes	4	5.4		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,212	470.3	$2.58	$(734)	464.3	$(1.58)

(1)

For the three months ended March 31, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three months ended March 31, 2013, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock after direct equity adjustment, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2014 and 2013, as applicable, were based on 4.3 million and 4.4 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three months ended March 31, 2014 and 2013, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended March 31,
	2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.0	$90.34	13.4	$69.42
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		7.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		5.1

Total antidilutive stock options and shares	2.0		25.5

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

	Three Months Ended March 31,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$13			$15
Less: Direct equity adjustment	(2)			4

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$15	2.0	$7.50	$11	2.0	$5.50

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in millions)
Commercial paper:
Prudential Financial	$226	$190
Prudential Funding, LLC	747	460

Subtotal commercial paper	973	650
Other notes payable	316	0
Current portion of long-term debt(1)	2,730	2,019

Total short-term debt(2)	$4,019	$2,669

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$502	$466
Daily average commercial paper outstanding	$1,143	$1,309
Weighted average maturity of outstanding commercial paper, in days	22	18
Weighted average interest rate on outstanding short-term debt(3)	0.21%	0.17%

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both March 31, 2014 and December 31, 2013.
(2)	Includes Prudential Financial debt of $2,778 million and $1,721 million at March 31, 2014 and December 31, 2013, respectively.
(3)	Excludes the current portion of long-term debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial’s commercial paper borrowings have been generally used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY’). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2013, the 5% limitation equates to a maximum amount of pledged assets of $8.6 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.2 billion, of which $2.2 billion was outstanding. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2014, Prudential Insurance had pledged assets with a fair value of $2.7 billion supporting aggregate outstanding collateralized advances and collateralized funding agreements. As of March 31, 2014, an outstanding advance of $0.3 billion is in “Long-term debt” and matures in December 2015 and outstanding funding agreements, totaling $1.9 billion are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.3 billion as of March 31, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2014, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $0.2 billion, none of which was outstanding as of March 31, 2014.

Credit Facilities

The Company’s syndicated, unsecured committed credit facilities at March 31, 2014 are as follow:

Borrower	Original Term	Expiration Date	Capacity	Outstanding
			(in millions)
Prudential Financial(1)	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding(1)	3-year	Nov-2016	1,750	0

			$3,750	$0

(1)	In November 2013, amendments to these facilities extended their terms by approximately 2 years. The expiration dates above reflect that extension.

The above credit facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of March 31, 2014, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may continue to borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18,985 million, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of March 31, 2014, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

Put Option Agreement for Senior Debt Issuance

In November 2013, Prudential Financial entered into a ten-year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Prudential Financial the right to sell to the trust at any time up to $1.5 billion of 4.419% senior notes due November 2023 and receive in exchange a corresponding amount of the principal and interest strips of the U.S. Treasury securities held by the trust. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.777% per annum applied to the unexercised portion of the put option. The put option agreement with the trust provides Prudential Financial with a source of liquid assets.

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

Long-term Debt

There were no material issuances, maturities or redemptions of long-term debt during the first quarter of 2014. For further information on the Company’s long-term debt obligations, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Components of net periodic (benefit) cost
Service cost	$59	$65	$4	$4
Interest cost	120	110	24	22
Expected return on plan assets	(177)	(192)	(29)	(21)
Amortization of prior service cost	(3)	(3)	(3)	(3)
Amortization of actuarial (gain) loss, net	21	23	7	14
Settlements	1	0	0	0
Special termination benefits	0	2	0	0

Net periodic (benefit) cost	$21	$5	$3	$16

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2014(1)	2013(1)
	(in millions)
Net gains (losses) from:
Terminated hedges of foreign currency earnings	$78	$36
Current period yield adjustments	$124	$102
Principal source of earnings	$14	$26

(1)	In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses”, discussed below.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset before their final maturity of $18 million for both the three months ended March 31, 2014 and 2013. Additionally, as of March 31, 2014, there was a $410 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net gains (losses) from:
Other trading account assets	$22	$49
Foreign currency exchange movements	$231	$(2,465)
Other activities	$4	$111

Other Trading Account Assets. The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s statements of financial position. Realized and unrealized gains and losses for these investments are recorded in “Other income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments are excluded from adjusted operating income.

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amounts in the table above are largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, under U.S. GAAP, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss),” while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. In the first quarters of 2014 and 2013, the Company recorded $7 million and $117 million, respectively in estimated recoveries related to this matter, which is recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net losses of $2 million for both the three months ended March 31, 2014 and 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value, with realized and unrealized gains and losses reported in “Other income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives are carried at fair value, with realized and unrealized gains and losses reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans are carried at unpaid principal, net of unamortized discounts and an allowance for losses, with gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans reported in “Realized investment gains (losses), net.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$388	$372
Retirement	364	228
Asset Management	193	169

Total U.S. Retirement Solutions and Investment Management Division	945	769

Individual Life	125	137
Group Insurance	6	9

Total U.S. Individual Life and Group Insurance Division	131	146

International Insurance	837	877

Total International Insurance Division	837	877

Corporate Operations	(342)	(314)

Total Corporate and Other	(342)	(314)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,571	1,478

Reconciling items:
Realized investment gains (losses), net, and related adjustments	49	(3,305)
Charges related to realized investment gains (losses), net	(57)	302
Investment gains (losses) on trading account assets supporting insurance liabilities, net	101	95
Change in experience-rated contractholder liabilities due to asset value changes	(43)	(143)
Divested businesses	73	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	11	(34)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,705	(1,578)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	13	19

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,718	$(1,559)

The U.S. Retirement Solutions and Investment Management Division results reflect deferred policy acquisition costs as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenue		Total Assets
	Three Months Ended March 31,		March 31, 2014	December 31, 2013
	2014	2013
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,157	$1,068	$164,533	$160,778
Retirement	1,531	1,336	173,596	170,762
Asset Management	667	642	46,046	45,040

Total U.S. Retirement Solutions and Investment Management Division	3,355	3,046	384,175	376,580

Individual Life	1,296	1,155	67,241	64,990
Group Insurance	1,362	1,402	39,353	39,185

Total U.S. Individual Life and Group Insurance Division	2,658	2,557	106,594	104,175

International Insurance	5,075	6,350	174,306	168,677

Total International Insurance Division	5,075	6,350	174,306	168,677

Corporate Operations	(152)	(153)	11,724	13,947

Total Corporate and Other	(152)	(153)	11,724	13,947

Total	10,936	11,800	676,799	663,379

Reconciling items:
Realized investment gains (losses), net, and related adjustments	49	(3,305)
Charges related to realized investment gains (losses), net	(8)	(69)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	101	95
Divested businesses	210	199
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	(68)

Total Financial Services Businesses	11,288	8,652	676,799	663,379

Closed Block Business	1,566	1,519	69,936	68,402

Total per Unaudited Interim Consolidated Financial Statements	$12,854	$10,171	$746,735	$731,781

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Asset Management segment intersegment revenues	$156	$150

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at March 31, 2014:

Major Tax Jurisdiction	Open Tax Years
United States	2004 - 2013
Japan	Fiscal years ended March 31, 2009 - 2014
Korea	Fiscal years ended March 31, 2009 - 2013 and the period ended December 31, 2013

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2013 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2013 or first quarter 2014 results.

For tax years 2007 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

Total income tax expense includes additional tax expense related to the realization of deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of March 31, 2014, additional U.S. GAAP tax expense related to the utilization of opening balance sheet deferred tax assets has been recognized between the Statement of Operations and Other Comprehensive Income as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense (benefit)	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
2013	15	40	55
Three months ended March 31, 2014	0	17	17

Subtotal	56	642	698
Additional tax expense (benefit) recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional tax expense (benefit)	$0	$36	$36

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first quarter of 2013. Future losses in pre-tax income of Gibraltar Life, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities, may reduce the amount of additional tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional tax expense recognized in Other Comprehensive Income

13. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement—Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	As of March 31, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,788	$0	$		$15,788
Obligations of U.S. states and their political subdivisions	0	4,521	0			4,521
Foreign government bonds	0	84,766	2			84,768
Corporate securities	0	157,275	1,332			158,607
Asset-backed securities	0	6,571	4,055			10,626
Commercial mortgage-backed securities	0	13,865	549			14,414
Residential mortgage-backed securities	0	6,589	8			6,597

Subtotal	0	289,375	5,946			295,321
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0			288
Obligations of U.S. states and their political subdivisions	0	185	0			185
Foreign government bonds	0	660	5			665
Corporate securities	0	17,766	121			17,887
Asset-backed securities	0	879	397			1,276
Commercial mortgage-backed securities	0	2,449	51			2,500
Residential mortgage-backed securities	0	1,812	2			1,814
Equity securities	1,283	221	771			2,275
All other(3)	784	8,302	7		(7,027)	2,066

Subtotal	2,067	32,562	1,354		(7,027)	28,956
Equity securities, available-for-sale	7,064	2,817	310			10,191
Commercial mortgage and other loans	0	124	0			124
Other long-term investments	29	148	1,368		(7)	1,538
Short-term investments	5,056	409	0			5,465
Cash equivalents	3,440	4,076	0			7,516
Other assets	3	218	4			225

Subtotal excluding separate account assets	17,659	329,729	8,982		(7,034)	349,336
Separate account assets(4)	50,141	215,023	22,997			288,161

Total assets	$67,800	$544,752	$31,979		$(7,034)	$637,497

Future policy benefits(5)	$0	$0	$2,443	$		$2,443
Other liabilities	2	8,016	6		(6,916)	1,108
Notes of consolidated VIEs	0	0	4,062			4,062

Total liabilities	$2	$8,016	$6,511		$(6,916)	$7,613

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,400	$0	$		$15,400
Obligations of U.S. states and their political subdivisions	0	3,735	0			3,735
Foreign government bonds	0	82,787	1			82,788
Corporate securities	0	152,449	1,329			153,778
Asset-backed securities	0	7,147	3,442			10,589
Commercial mortgage-backed securities	0	13,708	165			13,873
Residential mortgage-backed securities	0	6,695	8			6,703

Subtotal	0	281,921	4,945			286,866
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	643	0			643
Corporate securities	0	16,865	115			16,980
Asset-backed securities	0	876	403			1,279
Commercial mortgage-backed securities	0	2,466	0			2,466
Residential mortgage-backed securities	0	1,828	2			1,830
Equity securities	1,309	225	842			2,376
All other(3)	591	7,899	6		(7,246)	1,250

Subtotal	1,900	31,258	1,368		(7,246)	27,280
Equity securities, available-for-sale	6,938	2,668	304			9,910
Commercial mortgage and other loans	0	158	0			158
Other long-term investments	19	109	1,396		5	1,529
Short-term investments	6,139	1,046	0			7,185
Cash equivalents	2,461	4,521	0			6,982
Other assets	3	209	4			216

Subtotal excluding separate account assets	17,460	321,890	8,017		(7,241)	340,126
Separate account assets(4)	49,182	213,275	22,603			285,060

Total assets	$66,642	$535,165	$30,620		$(7,241)	$625,186

Future policy benefits(5)	$0	$0	$441	$		$441
Other liabilities	1	9,458	5		(7,257)	2,207
Notes of consolidated VIEs	0	0	3,254			3,254

Total liabilities	$1	$9,458	$3,700		$(7,257)	$5,902

(1)	“Netting” amounts represent cash collateral of $118 million and ($16) million as of March 31, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(5)	As of March 31, 2014, the net embedded derivative liability position of $2.4 billion includes $1.0 billion of embedded derivatives in an asset position and $3.4 billion of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $0.4 billion includes $1.5 billion of embedded derivatives in an asset position and $1.9 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of March 31, 2014 and December 31, 2013, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Transfers into or out of Level 1 and 2 are generally reported as the values as of the beginning of the period in which the transfer occurs. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. In addition, the classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended March 31, 2014, $0.1 billion were transferred from Level 1 to Level 2. During the three months ended March 31, 2013, $2.3 billion were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2014
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$7	$7
Corporate securities	693	760	1,453
Asset-backed securities	281	4,171	4,452
Commercial mortgage-backed securities	172	428	600
Residential mortgage-backed securities	3	7	10
Equity securities	140	941	1,081
Other long-term investments	1	1,367	1,368
Other assets	11	0	11

Subtotal excluding separate account assets(3)	1,301	7,681	8,982
Separate account assets	22,122	875	22,997

Total assets	$23,423	$8,556	$31,979

Future policy benefits	$2,443	$0	$2,443
Other liabilities	2	4	6
Notes of consolidated VIEs	0	4,062	4,062

Total liabilities	$2,445	$4,066	$6,511

	As of December 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	660	784	1,444
Asset-backed securities	283	3,562	3,845
Commercial mortgage-backed securities	14	151	165
Residential mortgage-backed securities	3	7	10
Equity securities	141	1,005	1,146
Other long-term investments	9	1,387	1,396
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,120	6,897	8,017
Separate account assets	21,665	938	22,603

Total assets	$22,785	$7,835	$30,620

Future policy benefits	$441	$0	$441
Other liabilities	5	0	5
Notes of consolidated VIEs	0	3,254	3,254

Total liabilities	$446	$3,254	$3,700

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$693	Discounted cash flow	Discount rate	1.18%	-	15%	9.98%	Decrease
		Market comparables	EBITDA multiples(2)	4.0X	-	8.0X	5.69X	Increase
		Liquidation	Liquidation value	18.73%	-	100.0%	67.97%	Increase

Asset-backed securities	$281	Discounted cash flow	Prepayment rate(3)	2.82%	-	28.03%	6.54%	Increase
			Default rate(3)	0.49%	-	14.94%	1.58%	Decrease
			Loss severity(3)	18.32%	-	45.00%	26.60%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.43	-	14.62	5.24	Increase
			Comparable spreads	0.11%	-	11.17%	2.09%	Decrease
			Comparable security yields	0.71%	-	10.00%	6.06%	Decrease

Liabilities:
Future policy benefits(4)	$2,443	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.05%	-	1.01%		Decrease
			Utilization rate(7)	70%	-	98%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	15%	-	28%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.25%	-	15%	8.52%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.0X	6.0X	Increase
		Liquidation	Liquidation value	11.61%	-	100.0%	59.17%	Increase

Asset-backed securities	$283	Discounted cash flow	Prepayment rate(3)	2.82%	-	27.41%	10.23%	Increase
			Default rate(3)	0.49%	-	31.85%	2.62%	Decrease
			Loss severity(3)	15.06%	-	45.00%	33.00%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.16	-	14.76	5.05	Increase
			Comparable spreads	0.19%	-	45.19%	3.65%	Decrease
			Comparable security yields	0.61%	-	10.00%	6.52%	Decrease

Liabilities:
Future policy benefits(4)	$441	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.08%	-	1.09%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	15%	-	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Real Estate and Other Invested Assets—Separate account assets include $21,254 million and $20,806 million of investments in real estate as of March 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

capitalization rates, which ranged from 4.50% to 9.75% (6.17% weighted average) as of March 31, 2014, and 4.15% to 11.00% (6.35% weighted average) as of December 31, 2013, and discount rates, which ranged from 6.00% to 15.00% (7.52% weighted average) as of March 31, 2014, and 6.00% to 15.00% (7.71% weighted average) as of December 31, 2013. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 1.78% to 6.58% (4.18% weighted average) as of March 31, 2014, and 1.13% to 6.85% (4.17% weighted average) as of December 31, 2013, and market spread over base rate, which ranged from 1.65% to 4.83% (2.78% weighted average) as of March 31, 2014, and 1.60% to 4.75% (2.87% weighted average) as of December 31, 2013.

Commercial Mortgage Loans—Separate account assets include $798 million and $793 million of commercial mortgage loans as of March 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.15% to 1.87% (1.37% weighted average) as of March 31, 2014, and 1.25% to 1.98% (1.47% weighted average) as of December 31, 2013. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended March 31, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,329	$3,442	$165	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(5)	3	0	0
Included in other comprehensive income (loss)	0	0	0	47	3	(1)	0
Net investment income	0	0	0	1	5	0	0
Purchases	0	0	1	106	416	496	0
Sales	0	0	0	(87)	(4)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(32)	(196)	(3)	0
Foreign currency translation	0	0	0	4	2	0	0
Transfers into Level 3(2)	0	0	0	4	676	0	0
Transfers out of Level 3(2)	0	0	0	(35)	(292)	(108)	0

Fair Value, end of period	$0	$0	$2	$1,332	$4,055	$549	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(5)	$0	$0	$0

	Three Months Ended March 31, 2014
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$403	$0	$2	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	0
Other income	0	4	1	0	0	(1)	1
Purchases	0	10	0	51	0	5	0
Sales	0	(5)	0	0	0	(8)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(3)	(13)	0	0	(71)	0
Foreign currency translation	0	0	0	0	0	5	0
Transfers into Level 3(2)	0	0	23	0	0	0	0
Transfers out of Level 3(2)	0	0	(17)	0	0	0	0

Fair Value, end of period	$0	$121	$397	$51	$2	$771	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$0
Other income	$0	$4	$1	$0	$0	$(1)	$1

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	(6)	0
Other income	0	0	20	0
Included in other comprehensive income (loss)	16	0	0	0
Net investment income	0	0	1	0
Purchases	3	0	9	0
Sales	(12)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(17)	0
Foreign currency translation	1	0	2	0
Other(1)	1	0	(37)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(5)	0	0	0

Fair Value, end of period	$310	$0	$1,368	$4

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$(8)	$0
Other income	$0	$0	$19	$0

	Three Months Ended March 31, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	(1,782)	1	(4)
Interest credited to policyholders’ account balances	603	0	0	0
Net investment income	6	0	0	0
Purchases	308	0	0	0
Sales	(179)	0	0	0
Issuances	0	(220)	0	(804)
Settlements	(277)	0	0	0
Other(1)	0	0	(2)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(70)	0	0	0

Fair Value, end of period	$22,997	$(2,443)	$(6)	$(4,062)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,224)	$1	$(4)
Interest credited to policyholders’ account	$367	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(9)	5	0	0
Included in other comprehensive income (loss)	0	0	0	38	16	(1)	0
Net investment income	0	0	0	1	12	0	0
Purchases	0	0	4	220	531	88	0
Sales	0	0	(1)	(42)	(40)	(3)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(186)	(376)	(27)	(1)
Foreign currency translation	0	0	0	(63)	(62)	(6)	0
Transfers into Level 3(2)	0	0	0	5	8	0	0
Transfers out of Level 3(2)	0	0	0	(12)	0	0	0

Fair Value, end of period	$0	$0	$1	$1,582	$3,797	$175	$10

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$4	$0	$0

	Three Months Ended March 31, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$431	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(11)
Other income	0	(2)	1	0	0	23	1
Net investment income	0	0	1	0	0	0	0
Purchases	0	0	46	27	0	4	0
Sales	0	(2)	(1)	(1)	0	(41)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(28)	(88)	(1)	0	(1)	0
Foreign currency translation	0	0	(5)	(1)	0	(85)	0
Transfers into Level 3(2)	0	0	1	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	(1)	0	0	0

Fair Value, end of period	$0	$102	$385	$31	$2	$998	$15

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(11)
Other income	$0	$(2)	$2	$0	$0	$22	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	0	(1)	(2)
Other income	0	0	35	0
Included in other comprehensive income (loss)	36	0	0	0
Purchases	2	0	27	0
Sales	(14)	0	(41)	0
Issuances	0	0	0	0
Settlements	0	0	(61)	0
Foreign currency translation	(28)	0	(1)	0
Other(1)	(18)	0	26	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(4)	0	0	0

Fair Value, end of period	$302	$48	$1,037	$6

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2)	$(2)
Other income	$0	$0	$26	$0

	Three Months Ended March 31, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,644	0	(2)
Interest credited to policyholders’ account balances	548	0	0	0
Purchases	198	0	0	0
Sales	(60)	0	0	0
Issuances	0	(198)	0	(349)
Settlements	(802)	0	0	(11)
Foreign currency translation	0	2	0	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	(34)	0	0	0

Fair Value, end of period	$20,984	$(1,900)	$0	$(1,768)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,625	$0	$(2)
Interest credited to policyholders’ account	$331	$0	$0	$0

(1)	For the three months ended March 31, 2014, “Other” primarily represents reclassifications of certain assets between reporting categories. For the three months ended March 31, 2013, “Other” primarily represents the impact of consolidation and deconsolidation of funds.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$9	$6,756	$9	$0	$6,774
Currency	0	436	0	0	436
Credit	0	4	0	0	4
Currency/Interest Rate	0	628	0	0	628
Equity	12	396	0	0	408
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,034)	(7,034)

Total derivative assets	$22	$8,220	$9	$(7,034)	$1,217

Derivative liabilities:
Interest Rate	$1	$6,512	$4	$0	$6,517
Currency	0	193	0	0	193
Credit	0	41	0	0	41
Currency/Interest Rate	0	915	0	0	915
Equity	1	237	0	0	238
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(6,916)	(6,916)

Total derivative liabilities	$3	$7,898	$4	$(6,916)	$989

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$10	$6,122	$8	$0	$6,140
Currency	0	593	0	0	593
Credit	0	3	0	0	3
Currency/Interest Rate	0	647	0	0	647
Equity	14	376	0	0	390
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,241)	(7,241)

Total derivative assets	$25	$7,741	$8	$(7,241)	$533

Derivative liabilities:
Interest Rate	$5	$7,597	$5	$0	$7,607
Currency	0	425	0	0	425
Credit	0	49	0	0	49
Currency/Interest Rate	0	857	0	0	857
Equity	1	474	0	0	475
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(7,257)	(7,257)

Total derivative liabilities	$6	$9,402	$5	$(7,257)	$2,156

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2014, as well as the portion of gains or losses included in income for the three months ended March 31, 2014, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2014.

	Three Months Ended March 31, 2014
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	2
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$0	$5

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$2
Other income	$0	$0

	Three Months Ended March 31, 2013
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$19	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	(1)
Other income	0	0
Purchases	(1)	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$9	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(9)	$(1)
Other income	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. There were no nonrecurring fair value reserve adjustments for the three months ended March 31, 2014 on certain commercial mortgage loans. The carrying value of these loans as of March 31, 2014 was $14 million. Similar commercial mortgage loan reserve adjustments resulted in a net loss of $1 million for the three months ended March 31, 2013. The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the valuation hierarchy.

There were no intangible asset impairments recorded for the three months ended March 31, 2014 and 2013, respectively.

For mortgage servicing rights, valuation reserve decreases of $4 million and $1 million were recorded for the three months ended March 31, 2014 and 2013, respectively. Mortgage servicing rights are revalued based on internal models and classified as Level 3 in the valuation hierarchy. There were no impairments for the three months ended March 31, 2014 and 2013, respectively on real estate held for investment. For certain cost method investments, there were no impairments recorded for the three months ended March 31, 2014. Impairments of $3 million were recorded for the three months ended March 31, 2013. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities, where the fair value option has been elected.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$0
Other changes in fair value	0	0
Other long-term investments:
Changes in fair value	18	22
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	4	2

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Other income” for other long-term investments and notes issued by consolidated variable interest entities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. For the three months ended March 31, 2014 and 2013, the Company recorded $2 million and $3 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $124 million and $122 million, respectively, as of March 31, 2014, and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$158 million and $154 million, respectively, as December 31, 2013. As of March 31, 2014, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments were $885 million and $873 million as of March 31, 2014 and December 31, 2013, respectively.

The fair value and aggregate contractual principal amounts of notes issued by consolidated variable interest entities, for which the fair value option has been elected, were $4,062 million and $4,108 million, respectively, as of March 31, 2014 and $3,254 million and $3,276 million, respectively, as December 31, 2013. Interest expense recorded for these liabilities was $40 million and $17 million for the three months ended March 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2014					December 31, 2013
	Fair Value				Carrying Amount(1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,053	$1,484	$3,537	$3,275	$3,553	$3,312
Commercial mortgage and other loans	0	642	43,313	43,955	42,268	42,649	40,850
Policy loans	0	0	11,833	11,833	11,833	11,766	11,766
Other long-term investments	0	0	2,438	2,438	2,120	2,470	2,203
Short-term investments	0	558	0	558	558	518	518
Cash and cash equivalents	4,040	914	0	4,954	4,954	4,457	4,457
Accrued investment income	0	3,134	0	3,134	3,134	3,089	3,089
Other assets	46	2,673	167	2,886	2,886	2,561	2,561

Total assets	$4,086	$9,974	$59,235	$73,295	$71,028	$71,063	$68,756

Liabilities:
Policyholders’ account balances -investment contracts	$0	$39,586	$57,687	$97,273	$95,872	$96,600	$95,476
Securities sold under agreements to repurchase	0	8,348	0	8,348	8,348	7,898	7,898
Cash collateral for loaned securities	0	5,282	0	5,282	5,282	5,040	5,040
Short-term debt	0	4,083	0	4,083	4,019	2,718	2,669
Long-term debt	1,206	18,709	5,114	25,029	22,565	25,569	23,553
Notes of consolidated VIEs	0	0	31	31	39	39	48
Other liabilities	0	6,055	180	6,235	6,235	6,069	6,069
Separate account liabilities-investment contracts	0	82,673	22,669	105,342	105,342	104,234	104,234

Total liabilities	$1,206	$164,736	$85,681	$251,623	$247,702	$248,167	$244,987

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2014 and December 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. For these transactions, the carrying value of the related asset or liability approximates fair value, as they equal the amount of cash collateral received or paid.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total return swaps are contracts whereby the Company agrees with other parties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Credit Contracts

The Company writes credit default swaps for which it receives a premium to insure credit risk. These are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on an identified name, or an index of names, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced names (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact results in total derivative assets of $1,217 million and $533 million as of March 31, 2014 and December 31, 2013, respectively, and total derivative liabilities of $989 million and $2,156 million as of March 31, 2014 and December 31, 2013, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2014			December 31, 2013
	Notional(1)	Gross Fair Value		Notional(1)(2)	Gross Fair Value
Primary Underlying/Instrument Type		Assets	Liabilities		Assets(2)	Liabilities(2)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,143	$23	$(255)	$2,556	$26	$(253)
Foreign Currency
Foreign Currency Forwards	572	1	(27)	534	1	(32)
Currency/Interest Rate
Foreign Currency Swaps	10,184	234	(608)	9,502	233	(553)

Total Qualifying Hedges	$12,899	$258	$(890)	$12,592	$260	$(838)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$172,617	$6,447	$(5,987)	$171,337	$5,727	$(7,051)
Interest Rate Futures	28,823	6	(1)	34,424	10	(5)
Interest Rate Options	24,063	292	(273)	25,308	370	(297)
Interest Rate Forwards	3,257	0	(3)	1,452	0	(6)
Foreign Currency
Foreign Currency Forwards	15,076	432	(167)	13,122	587	(393)
Foreign Currency Options	118	4	0	118	5	0
Currency/Interest Rate
Foreign Currency Swaps	8,297	395	(306)	7,787	414	(304)
Credit
Credit Default Swaps	1,832	3	(41)	1,890	3	(49)
Equity
Equity Futures	185	1	(1)	262	1	(1)
Equity Options	73,922	388	(28)	61,231	388	(12)
Total Return Swaps	12,789	18	(208)	11,554	1	(462)
Commodity
Commodity Futures	46	1	(1)	37	1	0
Synthetic GIC’s(3)	78,035	9	0	78,110	8	0

Total Non-Qualifying Derivatives(4)	$419,060	$7,996	$(7,016)	$406,632	$7,515	$(8,580)

Total Derivatives(5)	$431,959	$8,254	$(7,906)	$419,224	$7,775	$(9,418)

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.
(2)	Prior periods have been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(3)	The gross notional amount as of December 31, 2013 has been revised from $60,758 to $78,110 to correct the previously reported amount. This amount does not impact the Unaudited Interim Consolidated Financial Statements.
(4)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GIC’s), which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(5)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $2,419 million as of March 31, 2014 and a net liability of $430 million as of December 31, 2013, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	March 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$8,186	$(7,034)	$1,152	$(1,410)	$(258)
Securities purchased under agreement to resell	795	0	795	(795)	0

Total Assets	$8,981	$(7,034)	$1,947	$(2,205)	$(258)

Offsetting of Financial Liabilities:
Derivatives	$7,893	$(6,916)	$977	$(928)	$49
Securities sold under agreement to repurchase	8,348	0	8,348	(8,348)	0

Total Liabilities	$16,241	$(6,916)	$9,325	$(9,276)	$49

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$7,721	$(7,241)	$480	$(535)	$(55)
Securities purchased under agreement to resell	656	0	656	(656)	0

Total Assets	$8,377	$(7,241)	$1,136	$(1,191)	$(55)

Offsetting of Financial Liabilities:
Derivatives	$9,408	$(7,257)	$2,151	$(1,999)	$152
Securities sold under agreement to repurchase	7,898	0	7,898	(7,898)	0

Total Liabilities	$17,306	$(7,257)	$10,049	$(9,897)	$152

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three Months Ended March 31, 2014
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(5)	$(16)	$0	$0	$2	$0
Currency	2	0	0	0	0	0

Total fair value hedges	(3)	(16)	0	0	2	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	2
Currency/Interest Rate	0	2	(5)	0	0	(30)

Total cash flow hedges	0	2	(5)	(6)	0	(28)

Net investment hedges
Currency(2)	0	0	0	0	0	0
Currency/Interest Rate	0	0	0	0	0	(18)

Total net investment hedges	0	0	0	0	0	(18)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,912	0	0	0	0	0
Currency	(6)	0	0	0	0	0
Currency/Interest Rate	(12)	0	0	0	0	0
Credit	1	0	0	0	0	0
Equity	(294)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(1,746)	0	0	0	0	0

Total non-qualifying hedges	(146)	0	0	0	0	0

Total	$(149)	$(14)	$(5)	$(6)	$2	$(46)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$23	$(20)	$0	$0	$6	$0
Currency	(24)	0	0	0	0	0

Total fair value hedges	(1)	(20)	0	0	6	0

Cash flow hedges
Interest Rate	0	0	0	(4)	0	5
Currency/Interest Rate	0	(1)	(16)	0	0	173

Total cash flow hedges	0	(1)	(16)	(4)	0	178

Net investment hedges
Currency(2)	0	0	0	0	0	4
Currency/Interest Rate	0	0	0	0	0	106

Total net investment hedges	0	0	0	0	0	110

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,057)	0	0	0	0	0
Currency	(257)	0	0	0	0	0
Currency/Interest Rate	243	0	1	0	0	0
Credit	(2)	0	0	0	0	0
Equity	(1,445)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	1,657	0	0	0	0	0

Total non-qualifying hedges	(861)	0	1	0	0	0

Total	$(862)	$(21)	$(15)	$(4)	$6	$288

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three months ending March 31, 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2013	$(446)
Net deferred gains/(losses) on cash flow hedges from January 1 to March 31, 2014	(38)
Amount reclassified into current period earnings	10

Balance, March 31, 2014	$(474)

Using March 31, 2014 values, it is anticipated that a pre-tax loss of approximately $15 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending March 31, 2015, offset by amounts pertaining to the hedged items. As of March 31, 2014, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 30 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $338 million and $356 million as of March 31, 2014 and December 31, 2013.

Credit Derivatives

Credit derivatives where the Company has written credit protection have $5 million of outstanding notional amounts, reported at fair value of less than $1 million, as of both March 31, 2014 and December 31, 2013. These credit derivatives have an NAIC designation of 2.

The Company’s maximum amount at risk under these credit derivatives assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 2 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of March 31, 2014 and December 31, 2013 was an asset of less than $1 million and a liability of $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2014 and December 31, 2013, the Company had $1,336 million and $1,399 million of outstanding notional amounts, respectively, reported at fair value as a liability of $38 million and $42 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by entering into derivative transactions with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $260 million as of March 31, 2014. In the normal course of business the Company has posted collateral related to these instruments of $245 million as of March 31, 2014. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2014, the Company estimates that it would be required to post a maximum of $15 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2014	December 31, 2013
	(in millions)
Total outstanding mortgage loan commitments	$3,425	$2,365
Portion of commitment where prearrangement to sell to investor exists	$1,401	$587

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2014	December 31, 2013
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,826	$5,461
Expected to be funded from separate accounts	$241	$274
Portion of separate account commitments with recourse to Prudential Insurance	$0	$0

(1)	Includes a remaining commitment of $236 million and $256 million at March 31, 2014 and December 31, 2013, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

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

Guarantees of Investee Debt

	March 31, 2014	December 31, 2013
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested	$2,159	$2,510
Amount of above guarantee that is limited to separate account assets	$2,159	$2,510
Accrued liability associated with guarantee	$0	$0

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next eleven years. At March 31, 2014, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Securities Lending Transactions

	March 31, 2014	December 31, 2013
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$16,852	$15,598
Fair value of related collateral associated with above indemnifications	$17,155	$15,965
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	March 31, 2014	December 31, 2013
	(in millions)
Guaranteed value of third parties’ assets	$78,035	$78,110
Fair value of collateral supporting these assets	$79,675	$79,458
Asset associated with guarantee, carried at fair value	$9	$8

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	March 31, 2014	December 31, 2013
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$154	$156
Fair value of properties and associated tax credits that secure the guarantee	$195	$220
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	March 31, 2014	December 31, 2013
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,166	$1,173
First-loss exposure portion of above	$369	$371
Accrued liability associated with guarantees	$16	$17

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,782 million of mortgages subject to these loss-sharing arrangements as of March 31, 2014, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2014, these mortgages had an average debt service coverage ratio of 1.87 times and an average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for the three months ending March 31, 2014 and March 31, 2013, respectively.

Other Guarantees

	March 31, 2014	December 31, 2013
	(in millions)
Other guarantees where amount can be determined	$407	$404
Accrued liability for other guarantees and indemnifications	$7	$7

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$327 million and $323 million as of March 31, 2014 and December 31, 2013, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is not material (i.e. less than $250 million). Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In October 2012, the State of West Virginia commenced a second action, State of West Virginia ex. Rel. John D. Perdue v. Pruco Life Insurance Company making the same allegations stated in the action against Prudential Insurance. In April 2013, the Company filed motions to dismiss the complaints in both of the West Virginia actions. In December 2013, the Court granted the Company’s motions and dismissed the complaints with prejudice. In January, 2014, the State of West Virginia appealed the decisions.

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

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed motions for summary judgment. In November 2013, the Court issued a Memorandum and Order stating that the named plaintiffs: (1) did not suffer a cognizable legal injury; (2) are not entitled to any damages based on allegations of delay in payment of benefits; and (3) are not entitled to disgorgement of profits as a remedy. The Court ordered further briefing on whether nominal damages should be awarded and whether any equitable relief should be granted. In February 2014, the parties filed briefs on the issues addressed in the Court’s order.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that has retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al., in New Jersey Superior Court, Essex County. The complaint (the “Memo complaint”) names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In March 2014, the Special Litigation Committee completed its investigation into the Demand’s allegations and concluded that it is neither appropriate nor in the best interests of the Company’s shareholders to pursue any litigation arising from allegations contained in the Demand or in the Memo complaint, and that the Company should seek dismissal of the Memo complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in residential mortgage-backed securities (“RMBS”). Eight actions were filed in New Jersey state court, captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al.; The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.; The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al.; The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al.; The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al.; The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al.; The Prudential Insurance Company of America, et al. v. Countrywide Financial Corp., et al.; and The Prudential Insurance Company of America, et al. v. UBS Securities LLC. et al. Additionally, two actions were filed in the United States District Court for the District of New Jersey: The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. and The Prudential Insurance Company of America v. Bank of America National Association and Merrill Lynch & Co., Inc., et al. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Civil RICO statute, and, in some lawsuits, federal securities claims. The complaints seek unspecified damages.

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

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch, J.P. Morgan, RBS and Countrywide defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, Morgan Stanley, and Credit Suisse have been denied

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

in their entirety. In December 2013, the lawsuit against Goldman Sachs was settled. In March 2014, the motion to dismiss filed by Countrywide was granted in part, dismissing the federal securities, successor-liability, fraudulent transfer, and New Jersey RICO claims, and the court, sua sponte, remanded the remaining claims to New Jersey state court for further consideration. In April 2014, the Company filed an appeal with the United States Court of Appeals for the Ninth Circuit, challenging the court’s March 2014 order granting, in part, Countrywide’s motion to dismiss. In April 2014, Bank of America/Merrill Lynch’s motion to dismiss was granted in part and denied in part, with the court upholding the common law and equitable fraud claims, and the 1933 Securities Act claims. The court dismissed with prejudice the negligent representation claim, dismissed without prejudice the New Jersey civil RICO claims and certain common law fraud claims and permitted the Company 45 days to file an amended complaint. In April 2014, UBS filed a motion to dismiss the complaint. The motions to dismiss filed by Barclays, Nomura, RBS and UBS are pending.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2014 and December 31, 2013 (in millions)

	March 31, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$251,059	$44,262	$295,321	$243,654	$43,212	$286,866
Fixed maturities, held-to-maturity, at amortized cost	3,275	0	3,275	3,312	0	3,312
Trading account assets supporting insurance liabilities, at fair value	20,935	0	20,935	20,827	0	20,827
Other trading account assets, at fair value	7,692	329	8,021	6,111	342	6,453
Equity securities, available-for-sale, at fair value	6,249	3,942	10,191	6,026	3,884	9,910
Commercial mortgage and other loans	32,471	9,921	42,392	31,335	9,673	41,008
Policy loans	6,862	4,971	11,833	6,753	5,013	11,766
Other long-term investments	8,393	2,084	10,477	8,304	2,024	10,328
Short-term investments	4,625	1,398	6,023	5,837	1,866	7,703

Total investments	341,561	66,907	408,468	332,159	66,014	398,173
Cash and cash equivalents	11,294	1,178	12,472	10,797	642	11,439
Accrued investment income	2,532	602	3,134	2,505	584	3,089
Deferred policy acquisition costs	16,229	388	16,617	16,101	411	16,512
Value of business acquired	3,610	0	3,610	3,675	0	3,675
Other assets	13,412	861	14,273	13,082	751	13,833
Separate account assets	288,161	0	288,161	285,060	0	285,060

TOTAL ASSETS	$676,799	$69,936	$746,735	$663,379	$68,402	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$161,466	$50,074	$211,540	$156,601	$50,258	$206,859
Policyholders’ account balances	131,899	5,345	137,244	131,298	5,359	136,657
Policyholders’ dividends	138	6,381	6,519	97	5,418	5,515
Securities sold under agreements to repurchase	4,864	3,484	8,348	4,128	3,770	7,898
Cash collateral for loaned securities	4,035	1,247	5,282	4,230	810	5,040
Income taxes	7,328	(468)	6,860	6,010	(588)	5,422
Short-term debt	3,944	75	4,019	2,594	75	2,669
Long-term debt	20,965	1,600	22,565	21,953	1,600	23,553
Other liabilities	12,487	745	13,232	13,618	307	13,925
Notes issued by consolidated variable interest entities	4,101	0	4,101	3,302	0	3,302
Separate account liabilities	288,161	0	288,161	285,060	0	285,060

Total liabilities	639,388	68,483	707,871	628,891	67,009	695,900

EQUITY
Accumulated other comprehensive income (loss)	10,653	145	10,798	8,586	95	8,681
Other attributed equity	26,117	1,308	27,425	25,299	1,298	26,597

Total attributed equity	36,770	1,453	38,223	33,885	1,393	35,278

Noncontrolling interests	641	0	641	603	0	603

Total equity	37,411	1,453	38,864	34,488	1,393	35,881

TOTAL LIABILITIES AND EQUITY	$676,799	$69,936	$746,735	$663,379	$68,402	$731,781

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2014 and 2013 (in millions)

	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,229	$639	$5,868	$6,437	$647	$7,084
Policy charges and fee income	1,501	0	1,501	1,356	0	1,356
Net investment income	3,063	775	3,838	2,875	763	3,638
Asset management and service fees	904	0	904	820	0	820
Other income	520	15	535	(2,016)	12	(2,004)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(60)	(19)	(79)	(209)	(99)	(308)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	50	13	63	150	88	238
Other realized investment gains (losses), net	81	143	224	(761)	108	(653)

Total realized investment gains (losses), net	71	137	208	(820)	97	(723)

Total revenues	11,288	1,566	12,854	8,652	1,519	10,171

BENEFITS AND EXPENSES
Policyholders’ benefits	5,594	792	6,386	6,404	815	7,219
Interest credited to policyholders’ account balances	981	34	1,015	1,016	34	1,050
Dividends to policyholders	23	577	600	57	503	560
Amortization of deferred policy acquisition costs	426	11	437	207	11	218
General and administrative expenses	2,559	139	2,698	2,546	137	2,683

Total benefits and expenses	9,583	1,553	11,136	10,230	1,500	11,730

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,705	13	1,718	(1,578)	19	(1,559)

Income tax expense (benefit)	473	0	473	(831)	4	(827)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,232	13	1,245	(747)	15	(732)
Equity in earnings of operating joint ventures, net of taxes	0	0	0	46	0	46

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,232	13	1,245	(701)	15	(686)
Income from discontinued operations, net of taxes	4	0	4	1	0	1

NET INCOME (LOSS)	1,236	13	1,249	(700)	15	(685)
Less: Income attributable to noncontrolling interests	11	0	11	35	0	35

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,225	$13	$1,238	$(735)	$15	$(720)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information

1. BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (together, the “Company”), separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for year ended December 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2014, compared with December 31, 2013, and its consolidated results of operations for the three months ended March 31, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of Businesses” in our 2013 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.131 trillion of assets under management as of March 31, 2014, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On February 11, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock.

On January 2, 2014, we completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of $158 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN.

During the first quarter of 2014, we purchased 2.9 million shares of our Common Stock at a total cost of $250 million, under the $1.0 billion share repurchase authorization from our Board of Directors covering the period from July 1, 2013 through June 30, 2014. We also purchased 6.1 million shares in 2013 under this authorization at a total cost of $500 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). As a “Designated Financial Company,” Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a global systemically important insurer that is to be subject to enhanced regulation.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, we began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing will focus on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the “Basic Capital Requirement”.

In February 2014, the New York Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected. Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In February 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, issued a report to the NAIC that recommends placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and requiring captive reinsurers to collateralize their reinsurance obligations. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” below.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of a Low Interest Rate Environment

Domestic Financial Services Businesses

As interest rates in the U.S. continue to remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low through at least 2014, our overall portfolio yields are expected to continue to decline throughout the coming year; however, the recent trend of increasing interest rates, if sustained, will mitigate the impact of new investment purchases on our overall portfolio yields.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2015. The domestic Financial Services Businesses’ general account has approximately $161 billion of such assets (based on net carrying value) as of March 31, 2014. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $161 billion of fixed maturity securities and commercial mortgage loans are approximately $63 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of March 31, 2014, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of March 31, 2014, our domestic Financial Services Businesses have approximately $152 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $49 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of March 31, 2014, and the respective guaranteed minimums.

	Account Values with Crediting Rates
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$0.0	$0.0	$0.0	$0.0	$0.5
1.00%-1.99%	1.3	1.8	10.9	1.8	0.2	16.0
2.00%-2.99%	2.4	0.0	0.1	2.0	0.2	4.7
3.00%-4.00%	24.0	0.4	2.0	0.2	0.0	26.6
Greater than 4.00%	1.1	0.0	0.0	0.0	0.0	1.1

Total	$29.3	$2.2	$13.0	$4.0	$0.4	$48.9

Percentage of total	60%	4%	27%	8%	1%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $13 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $90 billion of the $152 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.75% for the period from April 1, 2014 through December 31, 2015, and credit spreads remain unchanged from levels as of March 31, 2014, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $11 million in 2014 and $47 million in 2015. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $49 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

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

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of March 31, 2014, these operations have $128 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $128 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Results of Operations

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the first quarter of 2014 was $1,225 million compared to a net loss of $735 million for the first quarter of 2013.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Pre-tax adjusted operating income for the Financial Services Businesses for the first quarter of 2014 was $1,571 million compared to $1,478 million for the first quarter of 2013. Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$388	$372
Retirement	364	228
Asset Management	193	169

Total U.S. Retirement Solutions and Investment Management Division	945	769

Individual Life	125	137
Group Insurance	6	9

Total U.S. Individual Life and Group Insurance Division	131	146

International Insurance	837	877

Total International Insurance Division	837	877

Corporate and Other	(342)	(314)

Adjusted operating income before income taxes for the Financial Services Businesses	1,571	1,478
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	49	(3,305)
Charges related to realized investment gains (losses), net(2)	(57)	302
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	101	95
Change in experience-rated contractholder liabilities due to asset value changes(4)	(43)	(143)
Divested businesses(5)	73	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	11	(34)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,705	(1,578)
Income (loss) from continuing operations before income taxes for Closed Block Business	13	19

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,718	$(1,559)

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.
(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2014 increased in comparison to the first quarter of 2013, primarily reflecting higher net asset-based fee income, partially offset by an unfavorable impact on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business due to market performance in relation to our assumptions.

Retirement. Segment results for the first quarter of 2014 increased in comparison to the first quarter of 2013, primarily reflecting higher net investment spread results, including favorable results from non-coupon investments, and higher asset-based fee income, driven by higher investment-only stable value and full service account values.

Asset Management. Segment results for the first quarter of 2014 increased in comparison to the first quarter of 2013, primarily reflecting higher asset management fees, net of expenses, driven by higher assets under management due to market appreciation and positive net flows.

Individual Life. Segment results for the first quarter of 2014 decreased in comparison to the first quarter of 2013 primarily reflecting less favorable mortality experience, inclusive of reserve updates in the current quarter, partly offset by a higher net contribution from investment results driven by higher income from non-coupon investments and higher asset balances.

Group Insurance. Segment results for the first quarter of 2014 decreased in comparison to the first quarter of 2013 driven by a decline from group disability claims experience and higher expenses, partially offset by an increase in income from non-coupon investments.

International Insurance. Segment results for the first quarter of 2014 decreased in comparison to the first quarter of 2013 in both our Life Planner and Gibraltar Life and Other operations, including a net unfavorable impact from foreign currency exchange rates. Results from the segment’s Life Planner operations also include an unfavorable impact from reserve refinements, primarily in our Korean operations. Excluding these items, results from the segment’s Life Planner operations increased in comparison to the first quarter of 2013 primarily reflecting business growth, partially offset by less favorable claims experience, inclusive of reserve updates.

Results from the segment’s Gibraltar Life and Other operations in the first quarter of 2013 included a gain on the sale of our remaining indirect investment in China Pacific Group. Excluding this item, along with the unfavorable impact of foreign currency fluctuations noted above, results increased in comparison to the first quarter of 2013, primarily driven by lower expenses as well as business growth.

Corporate and Other operations. The results for the first quarter of 2014 as compared to first quarter of 2013 reflect an increased loss primarily due to higher levels of corporate expenses, partially offset by lower capital debt interest expense.

Closed Block Business. Income from continuing operations before income taxes decreased $6 million in the first quarter of 2014 compared to the first quarter of 2013. Results primarily reflect an increase in net realized investment gains and higher net investment income which resulted in an increase in the policyholder dividend obligation expense in the first quarter of 2014.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Financial Services Businesses:
Revenues	$11,288	$8,652
Benefits and expenses	9,583	10,230

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,705	(1,578)
Income tax expense (benefit)	473	(831)

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,232	(747)
Equity in earnings of operating joint ventures, net of taxes	0	46

Income (loss) from continuing operations for Financial Services Businesses	1,232	(701)
Income (loss) from discontinued operations, net of taxes	4	1

Net income (loss)—Financial Services Businesses	1,236	(700)
Less: Income (loss) attributable to noncontrolling interests	11	35

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$1,225	$(735)

Closed Block Business:
Revenues	$1,566	$1,519
Benefits and expenses	1,553	1,500

Income (loss) from continuing operations before income taxes for Closed Block Business	13	19
Income tax expense	0	4

Income (loss) from continuing operations for Closed Block Business	13	15
Income (loss) from discontinued operations, net of taxes	0	0

Net income (loss)—Closed Block Business	13	15
Less: Income (loss) attributable to noncontrolling interests	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$13	$15

Consolidated:
Net income (loss) attributable to Prudential Financial, Inc.	$1,238	$(720)

Results of Operations—Financial Services Businesses

2014 to 2013 Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $1,933 million from a loss of $701 million in the first quarter of 2013 to income of $1,232 million in the first quarter of 2014. Results for the first quarter of 2014 compared to the first quarter of 2013 reflect the following:

•

Higher net pre-tax earnings of $2,618 million resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the strengthening of the Japanese yen in the current quarter compared to the weakening of the Japanese yen in the year ago quarter;

•

$1,112 million higher net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described below, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in the current quarter compared to an increase in interest rates in the year ago quarter; and

•

$931 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities, largely driven by changes in the adjustment for non-performance risk.

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

Less favorable results of $1,486 million, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in the current quarter compared to an increase in the year ago quarter, reflecting our decision to manage interest rate risk through this framework;

•

A $1,304 million unfavorable variance reflecting tax expense in the current quarter compared to a tax benefit in the year ago quarter, largely driven by pre-tax income in the current quarter compared to a loss in the year ago quarter;

•

An $83 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our Individual Annuities business primarily driven by the impact of market performance relative to our assumptions. This excludes the impact associated with the variable annuity hedging program discussed above; and

•	The absence of a $66 million pre-tax gain in the first quarter of 2013 from the sale of our remaining indirect investment in China Pacific Group.

In addition to these impacts, results reflect business growth including the impact of higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, and growth of in force business in our International Insurance Division (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of March 31, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2013, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits) and annuitization options. It also offers fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products and the change in reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$154,140	$135,342
Sales	2,321	4,224
Surrenders and withdrawals	(2,193)	(1,817)

Net sales	128	2,407
Benefit payments	(411)	(381)

Net flows	(283)	2,026
Change in market value, interest credited and other activity	2,267	6,116
Policy charges	(848)	(736)

Ending total account value	$155,276	$142,748

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $151.6 billion and $139.0 billion as of March 31, 2014 and 2013, respectively. Fixed annuity account values were $3.7 billion as of both March 31, 2014 and 2013.

As shown above, our account values are significantly impacted by net sales and the impact of market performance on customer accounts. The increases in account values as of March 31, 2014 compared to the prior periods were largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation and, to a lesser extent, positive net sales. Results for the three months ended March 31, 2014 compared to the prior year period reflected a decline in sales coupled with an increase in surrenders and withdrawals. The decline in sales for the three months ended March 31, 2014 compared to the prior year period was primarily due to a temporary surge in sales in the first quarter of 2013, in anticipation of modifications to our products with the highest daily benefit. This decline was partially offset by sales of our Prudential Defined Income Variable Annuity, or PDI, which represented approximately 20% of total sales for the first quarter of 2014. PDI was launched in the first quarter of 2013 to complement the products we offer with the highest daily benefit. The increase in surrenders and withdrawals for the three months ended March 31, 2014 compared to the prior year period was primarily driven by higher account values. Partially offsetting these net increases in account values were higher policy charges on contractholder accounts.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues	$1,157	$1,068
Benefits and expenses	769	696

Adjusted operating income	388	372
Realized investment gains (losses), net, and related adjustments	204	(1,080)
Related charges	36	362

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$628	$(346)

Adjusted Operating Income

Adjusted operating income increased $16 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $99 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions. Also contributing to the increase were lower amortization costs and reserve provisions.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net charge of $21 million and a net benefit of $62 million in the first quarter of 2014 and 2013, respectively. The net charge in the first quarter of 2014 primarily reflects the impact of lower interest rates on expected rates of return on fixed income investments within contractholder accounts, which more than offset favorable equity market performance. The net benefit in the first quarter of 2013 primarily reflects the impact of positive market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of March 31, 2014, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $89 million. The increase was driven by a $95 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was an $11 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and, to a lesser extent, net transfers from the general account to the separate accounts.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $73 million. Absent the $83 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $10 million. The amortization of DAC decreased $16 million, primarily due to lower amortization rates driven by the impact of prior periods’ favorable market performance and other refinements on the amortization rate applied to the current period gross profits. Interest credited to policyholders’ account balances decreased by $14 million driven by lower average account values in the general account, as discussed above. These decreases were partially offset by a $20 million increase in general and administrative expenses, net of capitalization, driven by higher asset-based commissions and asset management costs due to account value growth.

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

Our automatic rebalancing element occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of subsequent contractholder deposits, as well as required allocation to our general account for certain of our products. In addition, certain fees are based on the greater of a benefit guarantee amount or the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

For our optional living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value. As noted under “—Account Values” above, late in the first quarter of 2013, we launched our PDI variable annuity, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate account.

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

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	March 31, 2014		December 31, 2013		March 31, 2013
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$106,985	71%	$105,630	71%	$95,720	69%
Hedging program only	12,030	8%	12,229	8%	12,022	9%
Automatic rebalancing only	2,154	1%	2,280	2%	2,642	2%
Neither risk mitigant	4,853	3%	4,459	3%	3,652	2%

Total optional living benefit/GMDB features	$126,022		$124,598		$114,036

GMDB features only(3):
Neither risk mitigant	25,598	17%	25,869	16%	24,998	18%

Total variable annuity account value	$151,620		$150,467		$139,034

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of March 31, 2014 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, as well as market appreciation. The increase in account values related to contracts that exclude both risk mitigants was driven by sales of our new PDI product.

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

	As of March 31, 2014	As of December 31, 2013
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$2.5	$0.5
Less: NPR Adjustment	(2.9)	(2.2)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	5.4	2.7
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	4.4	3.9

Hedge target liability/(contra-liability)	$1.0	$(1.2)

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

	As of March 31, 2014				As of December 31, 2013
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.0	$0.0	$0.0	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	12.2	(0.2)	72.9	(0.7)	11.1	(0.5)	72.2	(2.8)
Options	6.5	0.3	22.1	0	7.1	0.4	23.6	0.1

Total	$18.7	$0.1	$95.0	$(0.7)	$18.4	$(0.1)	$95.8	$(2.7)

(1)	Includes interest rate swaps for which offsetting positions exist in Corporate and Other operations, reflecting the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. See “—Corporate and Other.”

Due to cash flow timing differences between our hedging instruments and the corresponding hedge target, as well as other factors such as updates to actuarial assumptions which are not hedged, the market value of the hedge portfolio compared to our hedge target measured as of any specific point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held as part of the hedging program, we have cash and other invested assets available to cover the future claims payable under these guarantees and other liabilities. For additional information on the liquidity needs associated with our hedging program, see “—Liquidity and Capital Resources—Liquidity—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

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

	Three Months Ended March 31,
	2014	2013
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$1,956	$(2,701)
Change in value of hedge target	(1,936)	2,400

Net hedging impact(2)	$20	$(301)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$20	$(301)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(561)	259
Change in the NPR adjustment	728	(1,036)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	187	(1,078)

Related benefit to amortization of DAC and other costs	29	363

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$216	$(715)

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Excludes $(870) million and $318 million for the three months ended March 31, 2014 and 2013, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net hedging benefit of $216 million and charge of $715 million for the first quarter of 2014 and 2013, respectively, were primarily attributable to changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, including the change in NPR, net of the offsetting impacts of including those changes in gross profits used to calculate the amortization of DAC and other costs. Net unfavorable capital markets conditions in 2014, primarily driven by declining interest rates, drove increases in the base embedded derivative liability before NPR which resulted in corresponding increases in the NPR adjustment for the three months ended March 31, 2014. Favorable capital markets conditions in 2013, primarily driven by improved equity markets, drove decreases in the base embedded derivative liability before NPR which resulted in corresponding declines in the NPR adjustment for the three months ended March 31, 2013. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The first quarter of 2014 reflected a realized gain from these net hedging impacts, driven by fund outperformance relative to indices and lower interest rate volatility net of unfavorable liability basis. The first quarter of 2013 reflected a realized loss from these net hedging impacts, driven by fund underperformance relative to indices and rebalancing costs and volatility. The changes in the NPR adjustment and the net hedging impacts were partially offset by related impacts to the amortization of DAC and other costs for both periods.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues	$1,531	$1,336
Benefits and expenses	1,167	1,108

Adjusted operating income	364	228
Realized investment gains (losses), net, and related adjustments	118	(117)
Related charges	0	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	173	(122)
Change in experience-rated contractholder liabilities due to asset value changes	(115)	74

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$540	$64

Adjusted Operating Income

Adjusted operating income increased $136 million, primarily driven by higher net investment spread results and higher asset-based fee income. The increase in net investment spread results reflects higher income on institutional investment products driven by higher returns from non-coupon investments and the benefits from reinvestments into higher yielding securities. In addition, full service net investment spread results were higher reflecting lower crediting rates driven by rate resets in the third quarter of 2013 and first quarter of 2014. Higher asset-based fee income is driven by net additions of investment-only stable value account values over the last twelve months and higher full service account values driven by market appreciation.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $195 million. Net investment income increased $121 million, primarily reflecting higher income on institutional investment products, driven by higher returns from non-coupon investments and the benefits from reinvestments into higher yielding securities. Premiums increased $47 million, driven by higher non-participating group annuity and life-contingent structured settlement sales. The increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Policy charges and fee income, asset management and service fees and other income increased $27 million, reflecting higher asset-based fees, primarily driven by net additions of investment-only stable value account values over the last twelve months and higher full service account values driven by market appreciation.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $59 million. Policyholders’ benefits, including the change in policy reserves, increased $63 million primarily reflecting the increase in premiums discussed above and higher interest credited on pension risk transfer account values. Partially offsetting this increase was a $17 million decrease in interest credited to policyholders’ account balances, primarily reflecting the impact of crediting rate reductions on full service general account stable value account values and the runoff of traditional guaranteed investment products in our institutional investment products business.

Account Values

Our account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and value of business acquired, and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are deposits and sales or additions, as applicable, minus withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances see “—Asset Management.”

	Three Months Ended March 31,
	2014	2013
	(in millions)
Full Service(1):
Beginning total account value	$173,502	$148,405
Deposits and sales	8,587	5,679
Withdrawals and benefits	(6,003)	(4,676)
Change in market value, interest credited and interest income and other activity	2,064	6,972

Ending total account value	$178,150	$156,380

Net additions	$2,584	$1,003

Institutional Investment Products(2):
Beginning total account value	$149,402	$141,435
Additions	1,733	3,845
Withdrawals and benefits	(3,017)	(2,319)
Change in market value, interest credited and interest income	1,456	202
Other	87	(152)

Ending total account value(3)(4)	$149,661	$143,011

Net additions (withdrawals)(5)	$(1,284)	$1,526

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $7.7 billion and $6.9 billion as of March 31, 2014 and 2013, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.6 billion and $5.9 billion as of March 31, 2014 and 2013, respectively. Ending total account value for the institutional investment products business also includes $1.9 billion as of both March 31, 2014 and 2013 related to collateralized funding agreements issued to the Federal Home Loan Bank of New York (FHLBNY). For additional information, see Note 9 to the Unaudited Interim Consolidated Financial Statements.
(3)	Ending total account value for the institutional investment products business includes investment-only stable value account values of $72.8 billion and $64.2 billion as of March 31, 2014 and 2013, respectively.
(4)	Ending total account value for the institutional investment products business includes $31.2 billion and $33.1 billion as of March 31, 2014 and 2013 respectively, related to significant pension risk transfer transactions that closed in the fourth quarter of 2012. These account values will decline over time resulting from benefit payments to contract holders.
(5)	Net additions (withdrawals) for the institutional investment products business include investment-only stable value net additions (withdrawals) of ($0.2) billion and $3.5 billion for the three months ended March 31, 2014 and 2013, respectively.

The increase in full service account values as of March 31, 2014 compared to March 31, 2013 primarily reflects the impact of equity market appreciation on the market value of customer funds over the past twelve months. The increase in net additions for the three months ended March 31, 2014 compared to the prior year period was primarily driven by a higher volume of large plan sales.

The increase in institutional investment products account values as of March 31, 2014 compared to March 31, 2013 primarily reflects net additions of our fee-based investment-only stable value product over the past twelve months, partially offset by scheduled withdrawals and benefit payments. The decrease in net additions (withdrawals) for the three months ended March 31, 2014 compared to the prior year period was primarily due to decreases in investment-only stable value sales, primarily driven by existing intermediary relationships reaching saturation levels and increased competition in the marketplace.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues	$667	$642
Expenses	474	473

Adjusted operating income	193	169
Realized investment gains (losses), net, and related adjustments	7	(6)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	7	29

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$207	$192

Adjusted Operating Income

Adjusted operating income increased $24 million. The increase primarily reflects higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results” by type.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$214	$203
Retail customers(1)	173	145
General account	102	103

Total asset management fees	489	451

Incentive fees	21	2
Transaction fees	7	5
Strategic investing	17	15
Commercial mortgage(2)	21	29

Other related revenues(3)	66	51

Service, distribution and other revenues(4)	112	140

Total revenues	$667	$642

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(4)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $17 million for the three months ended March 31, 2014 and 2013, respectively.

Revenues, as shown in the table above, increased $25 million. Asset management fees increased $38 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows. Performance-based incentive fees increased $19 million, driven by the sale of a fixed income investment during first quarter 2014. Service, distribution and other revenues decreased $28 million reflecting lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds.

Expenses, as shown in the table above under “—Operating Results,” increased $1 million as increased compensation costs were largely offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2014	December 31, 2013	March 31, 2013
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$63.2	$63.4	$56.6
Fixed income	254.0	243.8	234.7
Real estate	35.0	34.5	31.9

Institutional customers(1)	352.2	341.7	323.2

Retail customers:
Equity	118.0	117.0	94.2
Fixed income	52.7	51.5	47.6
Real estate	2.2	2.2	2.0

Retail customers(2)	172.9	170.7	143.8

General account:
Equity	9.0	8.9	7.8
Fixed income	355.4	347.2	364.0
Real estate	1.4	1.4	1.5

General account	365.8	357.5	373.3

Total assets under management	$890.9	$869.9	$840.3

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31, 2014
	2014	2013
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$341.7	$313.7	$323.2
Net additions (withdrawals), excluding money market activity:
Third party	1.9	6.9	14.4
Affiliated	(0.3)	0.2	(0.9)

Total	1.6	7.1	13.5
Market appreciation	9.1	2.9	16.5
Other increases (decreases)(1)	(0.2)	(0.5)	(1.0)

Ending Assets Under Management	$352.2	$323.2	$352.2

Retail Customers:
Beginning Assets Under Management	$170.7	$138.7	$143.8
Net additions (withdrawals), excluding money market activity:
Third party	0.2	1.8	2.8
Affiliated	(0.5)	(3.4)	4.5

Total	(0.3)	(1.6)	7.3
Market appreciation	2.8	7.0	22.5
Other increases (decreases)(1)	(0.3)	(0.3)	(0.7)

Ending Assets Under Management	$172.9	$143.8	$172.9

General Account:
Beginning Assets Under Management	$357.5	$374.6	$373.3
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0
Affiliated(2)	2.0	6.7	2.7

Total	2.0	6.7	2.7
Market appreciation	8.0	3.7	1.5
Other increases (decreases)(1)	(1.7)	(11.7)	(11.7)

Ending Assets Under Management	$365.8	$373.3	$365.8

(1)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $0.5 billion and losses of $(10.6) billion for the three months ended March 31, 2014 and 2013, respectively and losses of $(9.9) billion for the twelve months ended March 31, 2014.
(2)	General account affiliated net additions (withdrawals) includes net additions of $7.9 billion from the three months ended March 31, 2013 from the acquisition of the Hartford Life Business on January 2, 2013.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2014	2013
	(in millions)
Co-Investments:
Real estate	$351	$387
Fixed income	102	47
Seed Investments:
Real estate	31	31
Public equity	235	186
Fixed income	192	225
Loans Secured by Investor Equity Commitments or Fund Assets:
Real estate secured by investor equity	0	25

Total	$911	$901

The $10 million increase in strategic investments was primarily driven by earnings on our co-investments and seed investments, partially offset by net returns of capital.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues	$1,296	$1,155
Benefits and expenses	1,171	1,018

Adjusted operating income	125	137
Realized investment gains (losses), net, and related adjustments	327	(161)
Related charges	(82)	2

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$370	$(22)

On January 2, 2013, we acquired The Hartford’s individual life insurance business (the “Hartford Life Business”) through a reinsurance transaction. We expect total pre-tax integration costs of approximately $120 million, inclusive of capitalized expenses, to be incurred, including approximately $60 million during 2014, of which $8 million is reflected in the first quarter. Integration costs incurred to date total $62 million. After integration is complete, we expect annual cost savings of approximately $90 million and, as of March 31, 2014, we have achieved approximately 67% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Adjusted operating income decreased $12 million, primarily reflecting less favorable mortality experience, net of reinsurance and inclusive of reserve updates for guaranteed minimum death benefits, partially offset by a higher net contribution from investment results driven by higher income from non-coupon investments and higher asset balances.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $141 million. Net investment income increased $69 million, reflecting more favorable results from non-coupon investments, higher asset balances resulting from business growth and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below. Policy charges and fees, asset management and service fees and other income increased $51 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves reflecting the impact of changes in the estimated profitability of the business due to less favorable market performance relative to our assumptions, and increased affiliated reserve financing, which was offset by higher interest expense, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $153 million. Policyholders’ benefits, including interest credited to account balances, increased $93 million, primarily reflecting universal life business growth, less favorable mortality experience and updates of reserves for guaranteed minimum death benefits. Interest expense increased $28 million related to financing transactions with offsets in revenue, as discussed above. The amortization of DAC increased $25 million reflecting the impact of changes in the estimated profitability of the business due to less favorable market performance relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$5	$4	$9	$3	$6	$9
Universal Life(1)	9	62	71	11	146	157
Term Life	8	34	42	11	39	50

Total	$22	$100	$122	$25	$191	$216

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 13% and 38% of Universal Life annualized new business premiums for the three months ended March 31, 2014 and 2013, respectively.

Annualized new business premiums decreased $94 million, primarily driven by lower sales of universal life insurance products as a result of recent pricing and other actions taken to manage sales of products with secondary, or “no lapse”, guarantees.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues	$1,362	$1,402
Benefits and expenses	1,356	1,393

Adjusted operating income	6	9
Realized investment gains (losses), net, and related adjustments	17	(3)
Related charges	(2)	0

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$21	$6

Adjusted Operating Income

Adjusted operating income decreased $3 million driven by a decline from group disability claims experience, mainly due to higher claim severity, and increased expenses, including costs to support business initiatives, partially offset by an increase in income from non-coupon investments.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased by $40 million. The decrease reflects $60 million of lower premiums for both our group disability and group life businesses driven by an increase in case lapses resulting from enhanced discipline for the pricing of contract renewals. Partially offsetting these decreases was a $16 million increase in net investment income primarily from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased by $37 million. Policyholders’ benefits, including the change in reserves, decreased $64 million, driven by declines for both our group life and group disability businesses. The decline in our group life business reflects increased lapses as well as a favorable reserve refinement. The decline in our group disability business reflects an increase in case lapses, partially offset by higher claim severity. General and administrative expenses increased $23 million including an increase in litigation reserves and costs to support business initiatives.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Benefits ratio(1):
Group life	89.6%	92.2%
Group disability	100.5%	94.4%
Administrative operating expense ratio(2):
Group life	11.2%	9.2%
Group disability	29.0%	26.7%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.
(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

The group life benefits ratio improved 2.6 percentage points primarily driven by a favorable reserve refinement. The group disability benefits ratio deteriorated 6.1 percentage points primarily driven by higher claim severity. The group life administrative operating expense ratio deteriorated 2.0 percentage points primarily due to higher operating expenses, as discussed above. The group disability administrative operating expense ratio deteriorated 2.3 percentage points reflecting a decline in premiums and an increase in operating expenses associated with our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Annualized new business premiums(1):
Group life	$137	$148
Group disability	33	45

Total	$170	$193

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums decreased $23 million primarily driven by enhancements in our pricing discipline for both group life and group disability products.

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

The operations of our International Insurance Division are subject to currency fluctuations that can materially affect our U.S. dollar-equivalent earnings from period to period, even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan and Korea. Separately, our Japanese insurance operations offer a variety of non-yen denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in reported U.S. GAAP earnings. For further information on the hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings as well as the U.S. GAAP earnings impact from products denominated in non-local currencies, see “—Impact of foreign currency exchange rate movements on earnings.”

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity. We implement this hedging strategy utilizing a variety of instruments, including foreign currency derivative contracts, as discussed above, as well as U.S. dollar-denominated assets and, to a lesser extent, “dual currency” and “synthetic dual currency” assets held locally in our Japanese insurance subsidiaries. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen. The total hedge level may vary based on our periodic assessment of the relative contribution of our yen-based business to the Company’s overall return on equity.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	March 31, 2014	December 31, 2013
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.4	$2.7

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	10.0	8.1
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.2	0.2
Other	0.1	0.1

Subtotal	10.3	8.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.9
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	11.9	10.1

Total hedges	$14.3	$12.8

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $27.4 billion and $27.6 billion as of March 31, 2014 and December 31, 2013, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of March 31, 2014, we have hedged 100% of expected yen-based earnings for 2014, and 88% and 37% of expected yen-based earnings for 2015 and 2016, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2014 and 2013 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 82 and 80 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1150 and 1160 Korean won per U.S. dollar, respectively.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$73	$40
Corporate and Other operations:
Impact of intercompany arrangement(1)	(73)	(40)
Settlement gains/(losses) on forward currency contracts	77	36

Net benefit (detriment) to Corporate and Other operations	4	(4)

Net impact on consolidated revenues and adjusted operating income	$77	$36

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of March 31, 2014 and December 31, 2013, the notional amounts of these forward currency contracts were $2.9 billion and $3.3 billion, respectively, of which $2.4 billion and $2.7 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” For the three months ended March 31, 2014 and 2013, “Realized investment gains (losses), net, and related adjustments” included net gains of $217 million and net losses of $2,401, respectively, reflecting the remeasurement of these non-yen denominated insurance liabilities and certain related non-yen denominated assets.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement through earnings within our international insurance operations as of March 31, 2014, as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency, based on balances as of March 31, 2014.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings for the three months ended February 28, 2014, and Gibraltar Life’s current period assets and liabilities represent balances as of February 28, 2014.

	Balances subject to remeasurement, as of March 31, 2014			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.7	$20.3	$16.6	$(0.8)	$0.8
Australian dollar-denominated products	0.6	8.2	7.6	(0.4)	0.4
Euro-denominated products	0.1	0.3	0.2	(0.0)	0.0

Total	$4.4	$28.8	$24.4	$(1.2)	$1.2

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings. Excludes $27.4 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI.
(2)	The U.S. GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in AOCI.
(3)	Excludes $7.2 billion of insurance liabilities for U.S. dollar-denominated products associated with Prudential of Japan. These liabilities are coinsured to an affiliated U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, are not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,479	$2,443
Gibraltar Life and Other operations	2,596	3,907

	5,075	6,350

Benefits and expenses:
Life Planner operations	2,060	2,021
Gibraltar Life and Other operations	2,178	3,452

	4,238	5,473

Adjusted operating income:
Life Planner operations	419	422
Gibraltar Life and Other operations	418	455

	837	877

Realized investment gains (losses), net, and related adjustments(1)	535	(2,542)
Related charges	(9)	(51)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(72)	217
Change in experience-rated contractholder liabilities due to asset value changes	72	(217)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	4	(65)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,367	$(1,781)

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations decreased $3 million, including a net unfavorable impact of $6 million from currency fluctuations. Results for the first quarter of 2014 also include a $16 million net unfavorable impact primarily from reserve refinements in our Korean operations.

Excluding the effect of the items discussed above, adjusted operating income increased $19 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, partially offset by the impact of less favorable claims experience, including an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan.

Adjusted operating income from our Gibraltar Life and Other operations decreased $37 million, including a net unfavorable impact of $9 million from currency fluctuations. Results for the first quarter of 2013 also included a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013, as well as $3 million of integration costs relating to the acquisition of the Star and Edison Businesses.

Excluding the effect of the items discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $35 million, primarily reflecting lower expenses, net business growth and the absence of certain policyholder dividend refinements that were made in the first quarter of 2013. Partially offsetting these variances were less favorable mortality experience in the current period and a lesser impact from accelerated earnings on surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the depreciation of these currencies relative to the Japanese yen.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $36 million including a net unfavorable impact of $161 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $197 million. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $135 million, driven by growth of business in force. Net investment income increased $46 million, primarily reflecting investment portfolio growth partly offset by the impact from lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $39 million including a net favorable impact of $155 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $194 million. Policyholder benefits, including changes in reserves, increased $169 million, primarily driven by the impact of less favorable claims experience, including an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan as well as reserve refinements in our Korean operations, as discussed above. Amortization of DAC increased $19 million, reflecting business growth and the impact of equity market movements in Japan.

Revenues from our Gibraltar Life and Other operations decreased $1,311 million including a net unfavorable impact of $105 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life decreased $1,206 million, driven by a $1,126 million decrease in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflects the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and recent pricing actions taken on certain retirement and protection products. The decrease in revenues also includes the impact of $66 million from the sale of our investment in China Pacific Group during the first quarter of 2013, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $1,274 million including a net favorable impact of $96 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $1,178 million. Policyholder benefits, including changes in reserves, decreased $1,110 million, with a related decline in premiums and policy charges and fee income as discussed above, driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and recent pricing actions taken on certain retirement and protection products.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$331	$345
Gibraltar Life	361	459

Total	$692	$804

On a constant exchange rate basis:
Life Planner operations	$369	$365
Gibraltar Life	403	476

Total	$772	$841

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

The table below presents annualized new business premiums, on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner operations	$182	$32	$137	$18	$369	$169	$33	$149	$14	$365
Gibraltar Life:
Life Consultants	99	22	28	33	182	120	26	44	22	212
Banks(2)	105	1	2	46	154	198	0	2	17	217
Independent Agency	23	7	19	18	67	21	6	15	5	47

Subtotal	227	30	49	97	403	339	32	61	44	476

Total	$409	$62	$186	$115	$772	$508	$65	$210	$58	$841

(1)	Includes retirement income, endowment and savings variable universal life.
(2)

Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 51%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2014, and 59% and 32%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2013. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $4 million. Results reflected higher sales of whole life protection products in our Brazilian operations and of whole life and variable annuity products in our Korean operations. These increases were partially offset by a small net decline in sales in Japan, as results in the first quarter of 2013 reflected accelerated sales of certain yen-denominated products in anticipation of pricing actions taken in the second quarter of 2013, as well as a decline in sales of U.S. dollar-denominated retirement products in Taiwan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $73 million. Bank channel sales declined $63 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. dollar-denominated whole life products and annuity products. Life Consultant sales declined $30 million due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products, partially offset by higher sales of Australian dollar-denominated annuity products. Independent Agency sales increased $20 million primarily driven by higher sales of Australian dollar-denominated annuity products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating results:
Capital debt interest expense	$(146)	$(175)
Operating debt interest expense, net of investment income	(44)	(49)
Pension and employee benefits	44	67
Other corporate activities(1)	(196)	(157)

Adjusted operating income	(342)	(314)

Realized investment gains (losses), net, and related adjustments	(1,159)	604
Related charges	0	(12)
Divested businesses	73	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	2

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,428)	$309

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $28 million. Higher net charges of $39 million from other corporate activities were primarily driven by increased retained corporate expenses, including corporate advertising and costs related to enhanced regulatory supervision, as well as an unfavorable comparative impact from experience updates on our accrual for payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. Capital debt interest expense decreased $29 million due to replacing higher coupon debt with new issuances at lower rates and the absence of the accelerated recognition of a portion of the deferred bond issuance costs on redeemed capital debt recorded in the first quarter of 2013.

Results from pension and employee benefits decreased $23 million. Income from our qualified pension plan decreased $27 million driven by the effect on expected return from the decline in value of fixed income plan assets and the impact of a higher discount rate on the interest cost of the plan obligation, as well as the transfer of assets supporting pension benefits completed at the end of 2013, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

Capital Protection Framework

Corporate and Other operations includes the results related to our Capital Protection Framework, which includes the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, using equity-based derivatives. The hedging costs related to this program were $11 million and $13 million for the three months ended March 31, 2014 and 2013, respectively.

We also manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition, we may choose to manage certain capital market related risk associated with various operations of the Financial Services Businesses through capital management strategies other than hedging of particular exposures. “Realized investment gains (losses), net and related adjustments” includes net losses of $1,055 million and net gains $429 million for the three months ended March 31, 2014 and 2013 respectively, resulting from our decision to utilize these capital management strategies to manage a portion of our interest rate risk. The capital consequences associated with this decision have been factored into our Capital Protection Framework.

Through our Capital Protection Framework, we hold on-balance sheet capital and maintain access to committed sources of capital to meet capital needs related to these hedging programs.

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

As of March 31, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $986 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,457 million at March 31, 2014, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in millions)
U.S. GAAP results:
Revenues	$1,566	$1,519
Benefits and expenses	1,553	1,500

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$13	$19

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $6 million. Results for the first quarter of 2014 reflect an increase in net realized investment gains of $40 million primarily due to higher trading gains from fixed maturities and equity securities, partially offset by net unfavorable changes in the value of derivatives. Net investment income increased $12 million primarily reflecting higher income from non-coupon investments, partially offset by the impact of lower reinvestment rates. As a result of the above and other variances, a $99 million policyholder dividend obligation expense was recorded in the first quarter of 2014, compared to a $35 million expense in the first quarter of 2013. As noted above, as of March 31, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $986 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $47 million primarily driven by a $40 million increase in net realized investment gains and a $12 million increase in net investment income, as discussed above. These favorable items were partially offset by lower premiums, with a related decrease in changes in reserves, primarily due to the expected in force decline as policies terminate.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $53 million primarily driven by a $74 million increase in dividends to policyholders. The increase in dividends to policyholders includes a $64 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $10 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 dividend scale, partially offset by a decline in policies in force. This unfavorable item was partially offset by a $23 million decrease in policyholders’ benefits, including changes in reserves, due to the in force decline as policies terminate.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $473 million in the first quarter of 2014 compared to a benefit of $827 million in the first quarter of 2013. First quarter income taxes for 2014 and 2013 include $17 million and $108 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The U.S. tax expense in the year ago quarter is reflective of a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax expense will actually be paid.

Excluding the impact of the “double tax” discussed above, the expense associated with income taxes increased $1,391 million, driven primarily by pre-tax income in the first quarter of 2014 compared with a pre-tax loss in the first quarter of 2013. In addition, the tax rate for the current quarter is based on the anticipated full year effective tax rate with certain adjustments for discrete items, while the tax rate for first quarter of 2013 was limited to the tax benefit based on the first quarter of 2013 loss, adjusted for discrete items and expected full year permanent differences.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $4 million and $1 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Real Estate and Relocation Services	$0	$26
Long-Term Care	76	12
Wealth Management Services	0	(4)
Individual Health Insurance	(1)	(5)
Financial Advisory	(1)	(1)
Other	(1)	1

Total divested businesses income excluded from adjusted operating income	$73	$29

Real Estate and Relocation Services. Results for the three months ended March 31, 2013 included gains associated with the sales of loans previously made to real estate brokerage franchises and income from equity method investments in real estate brokerage franchises, the majority of which investments were sold in the second half of 2013.

Long-Term Care. Results for the three months ended March 31, 2014 improved in comparison to the prior year period primarily from realized gains from derivatives used in duration management, driven by the impact of declining interest rates in the first quarter of 2014, and from realized gains on sales of equity securities.

Experience-Rated Contractholder Liabilities,

Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the statement of financial position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains and losses are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.” Gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$173	$(122)
Derivatives	(46)	37
Commercial mortgages and other loans	(2)	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(115)	74

Net gains (losses)	$10	$(13)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(72)	$217
Change in experience-rated contractholder liabilities due to asset value changes	72	(217)

Net gains (losses)	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$101	$95
Derivatives	(46)	37
Commercial mortgages and other loans	(2)	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(43)	(143)

Net gains (losses)	$10	$(13)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $13 million and $3 million as of March 31, 2014 and 2013, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $7 million and $12 million for the three months ended March 31, 2014 and 2013, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of March 31, 2014				As of December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$251,059	$4,820	$44,262	$1,126	$243,654	$4,079	$43,212	$866
Trading account assets:
Fixed maturities	24,441	567	174	9	23,469	511	185	9
Equity securities	2,120	655	155	116	2,219	722	157	120
All other(2)	2,066	7	0	0	1,250	6	0	0

Subtotal	28,627	1,229	329	125	26,938	1,239	342	129
Equity securities, available-for-sale	6,249	309	3,942	1	6,026	298	3,884	6
Commercial mortgage and other loans	124	0	0	0	158	0	0	0
Other long-term investments	1,382	1,219	156	149	1,595	1,396	(66)	0
Short-term investments	4,267	0	1,198	0	5,520	0	1,665	0
Cash equivalents	6,362	0	1,154	0	6,362	0	620	0
Other assets	140	4	85	0	131	4	85	0

Subtotal excluding separate account assets	298,210	7,581	51,126	1,401	290,384	7,016	49,742	1,001
Separate account assets	288,161	22,997	0	0	285,060	22,603	0	0

Total assets	$586,371	$30,578	$51,126	$1,401	$575,444	$29,619	$49,742	$1,001

Future policy benefits	$2,443	$2,443	$0	$0	$441	$441	$0	$0
Other liabilities(2)	670	6	438	0	2,201	5	6	0
Notes of consolidated VIEs	4,062	4,062	0	0	3,254	3,254	0	0

Total liabilities	$7,175	$6,511	$438	$0	$5,896	$3,700	$6	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.2% and 5.1% as of March 31, 2014 and December 31, 2013, respectively, for the Financial Services Businesses, and 2.7% and 2.0% as of March 31, 2014 and December 31, 2013, respectively, for the Closed Block Business.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 of our fair value hierarchy. Level 3 fixed maturity securities included approximately $5.3 billion and $4.3 billion as of March 31, 2014 and December 31, 2013, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.2 billion as of both March 31, 2014 and December 31, 2013, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable as not all market participants have access to this data.

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available-for-sale, or held-to-maturity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. Our investments classified as held-to-maturity are carried at amortized cost.

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion and $0.5 billion as of March 31, 2014 and December 31, 2013, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.9 billion as of both March 31, 2014 and December 31, 2013.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other long-term investments.” Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers, less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $2.4 billion and $0.4 billion as of March 31, 2014 and December 31, 2013, respectively. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes of Consolidated VIEs

As discussed in Note 5 to the Unaudited Interim Consolidated Financial Statements, notes of consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily CLO’s, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding other-than-temporary-impairments for fixed maturity and equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Derivative contracts also include forward purchases and sales of “to be announced” (“TBA”) mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way.

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

	Three Months Ended March 31,
	2014	2013
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$71	$(820)
Closed Block Business	137	97

Consolidated realized investment gains (losses), net	$208	$(723)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$196	$41
Equity securities	33	34
Commercial mortgage and other loans	8	12
Derivative instruments	(169)	(912)
Other	3	5

Total	$71	$(820)

Related adjustments	(22)	(2,485)

Realized investment gains (losses), net, and related adjustments	49	(3,305)

Related charges	(57)	302

Realized investment gains (losses), net, and related charges and adjustments	$(8)	$(3,003)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$61	$12
Equity securities	52	43
Commercial mortgage and other loans	0	1
Derivative instruments	24	42
Other	0	(1)

Total	$137	$97

2014 to 2013 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2014 were $71 million, compared to net realized investment losses of $820 million in the first quarter of 2013.

Net realized gains on fixed maturity securities were $196 million in the first quarter of 2014, compared to net realized gains of $41 million in the first quarter of 2013, as set forth in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$322	$180
Private bond prepayment premiums	12	10

Total gross realized investment gains	334	190

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(10)	(59)
Gross losses on sales and maturities(1)	(109)	(70)
Credit related losses on sales	(19)	(20)

Total gross realized investment losses	(138)	(149)

Realized investment gains (losses), net—Fixed Maturity Securities	$196	$41

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$213	$110

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $213 million and $110 million in the first quarter of 2014 and 2013, respectively, primarily driven by sales within our International Insurance segment. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2014 and 2013.

Net realized gains on equity securities were $33 million in the first quarter of 2014 and included net gains on sales of equity securities of $41 million, primarily within our Corporate and Other segment, partially offset by other-than-temporary impairments of $8 million. Net realized gains on equity securities were $34 million in the first quarter of 2013 and included net gains on sales of equity securities of $41 million, primarily within our International Insurance segment, partially offset by other-than-temporary impairments of $7 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2014 and 2013.

Net realized losses on derivatives were $169 million in the first quarter of 2014, compared to net realized losses of $912 million in first quarter of 2013. The net derivative losses in 2014 primarily reflect net losses of $686 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Partially offsetting these losses were net gains of $437 million on interest rate derivatives used to manage duration as long-term interest rates decreased as well as net gains of $43 million primarily representing risk fees earned on synthetic guaranteed investment contracts in our Retirement business which are accounted for as derivatives under U.S. GAAP. The net derivative losses in the first quarter of 2013 primarily reflect net losses of $762 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also contributing to the net derivative losses were $362 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $233 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2014 include net negative related adjustments of $22 million driven by settlements on interest rate and currency swaps as well as the termination of swaps used to hedge foreign-denominated earnings, partially offset by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI. Results for the first quarter of 2013 include net negative related adjustments of $2,485 million primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the first quarter of 2014 include net related charges of $57 million, compared to net related benefits of $302 million for the first quarter of 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the first quarter of 2014, we recorded other-than-temporary impairments of $18 million in earnings, compared to other-than-temporary impairments of $67 million recorded in earnings in the first quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$6	$50
Private fixed maturity securities	4	9

Total fixed maturity securities	10	59
Equity securities	8	7
Other invested assets(2)	0	1

Total	$18	$67

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$7	$19
Due to other accounting guidelines	3	40

Total	$10	$59

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first quarter of 2014 were concentrated in the utility sector within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first quarter of 2013 were concentrated in the communications and utility sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages.

Equity security other-than-temporary impairments in the first quarter of 2014 were primarily driven by the extent and duration of declines in values. Equity security other-than-temporary impairments in 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2014, were $137 million, compared to net realized investment gains of $97 million in the first quarter of 2013.

Net realized gains on fixed maturity securities were $61 million in the first quarter of 2014, compared to net realized gains of $12 million in the first quarter of 2013, as set forth in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$83	$32
Private bond prepayment premiums	8	8

Total gross realized investment gains	91	40

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(6)	(11)
Gross losses on sales and maturities(1)	(18)	(11)
Credit related losses on sales	(6)	(6)

Total gross realized investment losses	(30)	(28)

Realized investment gains (losses), net—Fixed Maturity Securities	$61	$12

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$65	$21

(1)	Amounts exclude prepayment premiums, other-than-temporary-impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $52 million and $43 million in the first quarter of 2014 and 2013, respectively, primarily driven by net gains on sales of equity securities. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2014 and 2013.

Net realized gains on derivatives were $24 million in 2014, compared to net realized gains of $42 million in 2013. Derivative gains in 2014 primarily reflect net gains of $19 million on interest rate derivatives primarily used to manage duration and net gains of $14 million on “TBA” forward contracts as interest rates declined, partially offset by net losses of $6 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against other currencies. Derivative gains in the first quarter of 2013 primarily reflect net gains of $46 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro and other currencies.

During the first quarter of 2014, we recorded other-than-temporary impairments of $8 million in earnings, compared to other-than-temporary impairments of $13 million recorded in earnings in the first quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$5	$6
Private fixed maturity securities	1	5

Total fixed maturity securities	6	11
Equity securities	2	0
Other invested assets(2)	0	2

Total	$8	$13

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$5	$9
Due to other accounting guidelines	1	2

Total	$6	$11

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first quarter of 2014 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer cyclical and finance sectors within corporate securities. Fixed maturity other-than-temporary impairments in the first quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical and utility sectors within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first quarter of 2014 were primarily due to the extent and duration of declines in values. Equity security other-than-temporary impairments in the first quarter of 2013 were primarily due to circumstances where the decline in value was maintained for one year or greater.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans, and non-coupon investments, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership and seed money investments in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	March 31, 2014
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$218,767	$28,285	$247,052	61.7%
Public, held-to-maturity, at amortized cost	2,481	0	2,481	0.6
Private, available-for-sale, at fair value	31,980	15,977	47,957	12.0
Private, held-to-maturity, at amortized cost	794	0	794	0.2
Trading account assets supporting insurance liabilities, at fair value	20,935	0	20,935	5.2
Other trading account assets, at fair value	1,364	329	1,693	0.4
Equity securities, available-for-sale, at fair value	6,242	3,942	10,184	2.5
Commercial mortgage and other loans, at book value	32,308	9,921	42,229	10.6
Policy loans, at outstanding balance	6,862	4,971	11,833	3.0
Other long-term investments(1)	7,326	2,084	9,410	2.3
Short-term investments	4,494	1,398	5,892	1.5

Total general account investments	333,553	66,907	400,460	100.0%

Invested assets of other entities and operations(2)	8,008	0	8,008

Total investments	$341,561	$66,907	$408,468

	December 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,689	$27,401	$240,090	61.3%
Public, held-to-maturity, at amortized cost	2,500	0	2,500	0.7
Private, available-for-sale, at fair value	30,650	15,811	46,461	11.9
Private, held-to-maturity, at amortized cost	812	0	812	0.2
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	5.3
Other trading account assets, at fair value	1,341	342	1,683	0.4
Equity securities, available-for-sale, at fair value	6,019	3,884	9,903	2.5
Commercial mortgage and other loans, at book value	31,133	9,673	40,806	10.4
Policy loans, at outstanding balance	6,753	5,013	11,766	3.0
Other long-term investments(1)	7,172	2,024	9,196	2.4
Short-term investments	5,445	1,866	7,311	1.9

Total general account investments	325,341	66,014	391,355	100.0%

Invested assets of other entities and operations(2)	6,818	0	6,818

Total investments	$332,159	$66,014	$398,173

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in the first three months of 2014 was primarily due to a net increase in fair value driven by a decrease in U.S. risk-free rates and tightening of credit spreads as well as portfolio growth driven by the reinvestment of net investment income and net operating inflows. The general account investments attributable to the Closed Block Business also increased in the first three months of 2014, primarily due to a net increase in fair value driven by a decrease in U.S. risk-free rates and tightening of credit spreads. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both March 31, 2014 and December 31, 2013.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2014	December 31, 2013
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$115,484	$112,501
Public, held-to-maturity, at amortized cost	2,481	2,500
Private, available-for-sale, at fair value	7,200	6,762
Private, held-to-maturity, at amortized cost	794	812
Trading account assets supporting insurance liabilities, at fair value	1,905	1,925
Other trading account assets, at fair value	812	884
Equity securities, available-for-sale, at fair value	2,613	2,557
Commercial mortgage and other loans, at book value	6,861	6,581
Policy loans, at outstanding balance	2,361	2,280
Other long-term investments(1)	1,657	1,576
Short-term investments	684	541

Total Japanese general account investments	$142,852	$138,919

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2014 was primarily attributable to the yen strengthening against the U.S. dollar and portfolio growth as a result of business inflows and the reinvestment of net investment income, as well as a net increase in fair value driven by declining interest rates on yen-denominated investments.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of March 31, 2014, our Japanese insurance operations had $48.2 billion, at fair value, of investments denominated in U.S. dollars, including $3.7 billion that were hedged to yen through third party derivative contracts and $30.5 billion that support liabilities denominated in U.S. dollars. As of December 31, 2013, our Japanese insurance operations had $42.6 billion, at fair value, of investments denominated in U.S. dollars, including $3.5 billion that were hedged to yen through third party derivative contracts and $29.9 billion that support liabilities denominated in U.S. dollars. The $5.6 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2013, is primarily attributable to a decrease in interest rates and portfolio growth as a result of business inflows.

Our Japanese insurance operations had $9.2 billion and $8.5 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2014 and December 31, 2013, respectively. The $0.7 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2013, is primarily attributable to portfolio growth as a result of net business inflows and a decrease in interest rates, partially offset by the yen strengthening against the Australian dollar.

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

	Three Months Ended March 31, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.79%	$2,157	5.10%	$482	3.98%	$2,639
Trading account assets supporting insurance liabilities	3.83	199	0.00	0	3.83	199
Equity securities	5.46	63	3.34	21	4.72	84
Commercial mortgage and other loans	4.61	363	5.44	132	4.80	495
Policy loans	4.85	82	5.83	72	5.26	154
Short-term investments and cash equivalents	0.25	6	0.88	1	0.29	7
Other investments	11.72	250	17.73	104	13.02	354

Gross investment income before investment expenses	4.03	3,120	5.60	812	4.28	3,932
Investment expenses	(0.12)	(72)	(0.26)	(37)	(0.15)	(109)

Investment income after investment expenses	3.91%	3,048	5.34%	775	4.13%	3,823

Investment results of other entities and operations(2)		15		0		15

Total investment income		$3,063		$775		$3,838

	Three Months Ended March 31, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.67%	$2,147	5.24%	$510	3.89%	$2,657
Trading account assets supporting insurance liabilities	3.89	200	0.00	0	3.89	200
Equity securities	5.70	59	3.09	19	4.72	78
Commercial mortgage and other loans	5.05	341	5.77	138	5.24	479
Policy loans	4.60	76	5.67	72	5.06	148
Short-term investments and cash equivalents	0.19	8	1.29	2	0.22	10
Other investments	4.39	88	10.35	61	5.75	149

Gross investment income before investment expenses	3.70	2,919	5.44	802	3.97	3,721
Investment expenses	(0.12)	(80)	(0.26)	(39)	(0.14)	(119)

Investment income after investment expenses	3.58%	2,839	5.18%	763	3.83%	3,602

Investment results of other entities and operations(2)		36		0		36

Total investment income		$2,875		$763		$3,638

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

(2)	Includes investment income of our asset management operations and derivative operations, as described below under “—Invested Assets of Other Entities and Operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to higher income from non-coupon investments, partially offset by lower fixed income reinvestment rates.

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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$1,354	4.61%	$1,314
Trading account assets supporting insurance liabilities	3.92	185	4.00	188
Equity securities	6.40	45	6.97	40
Commercial mortgage and other loans	4.77	296	5.29	276
Policy loans	5.44	61	5.36	54
Short-term investments and cash equivalents	0.24	5	0.20	7
Other investments	13.30	202	3.45	41

Gross investment income before investment expenses	4.69	2,148	4.32	1,920
Investment expenses	(0.12)	(33)	(0.12)	(38)

Investment income after investment expenses	4.57%	2,115	4.20%	1,882

Investment results of other entities and operations(2)		15		36

Total investment income		$2,130		$1,918

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our asset management operations and derivative operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily the result of higher income from non-coupon investments and the benefits from reinvestments into higher yielding securities.

The following table sets forth the income yield and investment income for each major investment category of our Japanese insurance operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.93%	$803	2.78%	$833
Trading account assets supporting insurance liabilities	2.87	14	2.69	12
Equity securities	3.97	18	4.11	19
Commercial mortgage and other loans	3.99	67	4.23	65
Policy loans	3.71	21	3.38	22
Short-term investments and cash equivalents	0.28	1	0.15	1
Other investments	7.83	48	5.75	47

Gross investment income before investment expenses	3.08	972	2.90	999
Investment expenses	(0.12)	(39)	(0.11)	(42)

Total investment income	2.96%	$933	2.79%	$957

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily attributable to more favorable results from non-coupon investments and asset growth supporting both U.S. and Australian dollar-denominated products, as well as higher fixed maturity reinvestment rates in the U.S.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2014 and 2013, was approximately $32.6 billion and $31.4 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2014 and 2013, was approximately $8.5 billion and $7.8 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations’ portfolio, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	March 31, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,325	$1,446	$194	$22,577	$20,764	$1,338	$326	$21,776
Consumer non-cyclical	22,023	1,989	396	23,616	21,965	1,888	653	23,200
Utility	18,984	1,547	399	20,132	18,335	1,299	659	18,975
Capital goods	10,172	981	166	10,987	10,025	901	266	10,660
Consumer cyclical	10,261	844	158	10,947	10,202	788	257	10,733
Foreign agencies	5,166	758	56	5,868	4,810	792	74	5,528
Energy	8,838	736	169	9,405	8,705	650	284	9,071
Communications	5,956	674	106	6,524	6,160	590	208	6,542
Basic industry	6,254	432	120	6,566	6,186	396	205	6,377
Transportation	5,839	545	61	6,323	5,712	477	116	6,073
Technology	3,553	300	67	3,786	3,589	286	103	3,772
Industrial other	2,479	221	28	2,672	2,440	205	52	2,593

Total corporate securities	120,850	10,473	1,920	129,403	118,893	9,610	3,203	125,300
Foreign government(3)	77,604	8,063	232	85,435	76,171	7,522	257	83,436
Residential mortgage-backed	5,761	358	19	6,100	5,872	356	34	6,194
Asset-backed securities(4)	7,589	232	125	7,696	7,591	218	173	7,636
Commercial mortgage-backed	10,139	342	70	10,411	9,772	360	104	10,028
U.S. Government	9,672	1,840	22	11,490	9,885	1,459	71	11,273
State & Municipal(5)	3,466	341	58	3,749	2,932	223	130	3,025

Total(6)	$235,081	$21,649	$2,446	$254,284	$231,116	$19,748	$3,972	$246,892

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $284 million of gross unrealized gains and $22 million of gross unrealized losses as of March 31, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(3)	As of both March 31, 2014 and December 31, 2013, based on amortized cost, 80% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 9% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to March 31, 2014, was primarily due to a net decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	March 31, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,573	$604	$23	$5,154	$4,584	$499	$48	$5,035
Consumer non-cyclical	4,883	548	24	5,407	4,693	480	47	5,126
Finance	4,118	350	4	4,464	4,001	294	15	4,280
Consumer cyclical	3,161	361	7	3,515	3,272	317	18	3,571
Capital goods	2,537	286	6	2,817	2,479	252	14	2,717
Energy	1,855	214	11	2,058	1,855	178	15	2,018
Communications	1,330	183	4	1,509	1,413	144	12	1,545
Basic industry	1,369	116	9	1,476	1,303	90	23	1,370
Transportation	1,313	158	5	1,466	1,313	120	9	1,424
Industrial other	927	72	5	994	954	61	13	1,002
Technology	677	62	5	734	665	53	8	710
Foreign agencies	402	42	3	441	460	38	6	492

Total corporate securities	27,145	2,996	106	30,035	26,992	2,526	228	29,290
Asset-backed securities(2)	3,658	41	97	3,602	3,747	34	141	3,640
Commercial mortgage-backed	4,055	66	36	4,085	3,960	60	59	3,961
U.S. Government	3,769	482	2	4,249	3,824	279	26	4,077
Residential mortgage-backed	1,049	56	4	1,101	1,080	55	6	1,129
Foreign government(3)	368	59	6	421	361	55	8	408
State & Municipal	688	85	4	769	664	51	7	708

Total(4)	$40,732	$3,785	$255	$44,262	$40,628	$3,060	$475	$43,213

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both March 31, 2014 and December 31, 2013, based on amortized cost, no individual foreign country represented more than 11%.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to March 31, 2014, was primarily due to a net decrease in U.S. interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2014
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	340	340	353
2006	1	0	19	74	531	625	656
2005	0	2	25	28	207	262	268
2004 & Prior	0	3	28	26	534	591	606

Total collateralized by sub-prime mortgages	1	5	72	128	1,612	1,818	1,883

Other asset-backed securities:
Collateralized loan obligations	2,526	307	0	0	0	2,833	2,654
Collateralized by non-sub-prime mortgages	913	46	5	14	2	980	1,008
Collateralized by credit cards	444	0	8	5	0	457	497
Collateralized by auto loans	547	0	0	0	0	547	568
Other asset-backed securities(1)	151	569	93	23	118	954	981

Total asset-backed securities(2)	$4,582	$927	$178	$170	$1,732	$7,589	$7,591

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, and timeshares. Approximately 96% of the $398 million of education loans included above carry a Department of Education guaranty as of March 31, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	336	336	334
2006	1	0	19	68	559	647	658
2005	0	2	25	29	204	260	259
2004 & Prior	0	3	27	25	510	565	577

Total collateralized by sub-prime mortgages	1	5	71	122	1,609	1,808	1,828

Other asset-backed securities:
Collateralized loan obligations	2,519	310	0	0	5	2,834	2,656
Collateralized by non-sub-prime mortgages	968	47	5	13	2	1,035	1,064
Collateralized by credit cards	456	0	8	5	0	469	510
Collateralized by auto loans	551	0	0	0	1	552	571
Other asset-backed securities(1)	152	585	100	26	135	998	1,007

Total asset-backed securities(2)	$4,647	$947	$184	$166	$1,752	$7,696	$7,636

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, and timeshares. Approximately 96% of the $402 million of education loans included above carry a Department of Education guaranty as of March 31, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2014, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $1.883 billion as of December 31, 2013, to $1.818 billion as of March 31, 2014, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $111 million as of March 31, 2014, and $144 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of March 31, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2014, based on amortized cost, approximately 58% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 41% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.818 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of March 31, 2014, were $281 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2014
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	3	0	20	150	173	239
2006	1	83	0	5	376	465	573
2005	6	13	60	14	85	178	186
2004 & Prior	0	1	12	14	395	422	433

Total collateralized by sub-prime mortgages	7	100	72	53	1,006	1,238	1,431

Other asset-backed securities:
Collateralized by auto loans	778	0	0	0	0	778	687
Collateralized loan obligations	639	99	20	0	0	758	660
Collateralized by credit cards	257	0	0	18	0	275	336
Collateralized by education loans(1)	31	391	0	0	0	422	429
Other asset-backed securities(2)	79	47	50	1	10	187	204

Total asset-backed securities(3)	$1,791	$637	$142	$72	$1,016	$3,658	$3,747

(1)	Approximately 96% of the $422 million of education loans included above carry a Department of Education guaranty as of March 31, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	March 31, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	3	0	19	147	169	227
2006	1	81	0	5	338	425	506
2005	6	13	58	14	77	168	174
2004 & Prior	0	1	12	14	371	398	406

Total collateralized by sub-prime mortgages	7	98	70	52	933	1,160	1,313

Other asset-backed securities:
Collateralized by auto loans	779	0	0	0	0	779	689
Collateralized loan obligations	638	99	20	0	5	762	665
Collateralized by credit cards	258	0	0	18	0	276	337
Collateralized by education loans(1)	31	398	0	0	0	429	425
Other asset-backed securities(2)	80	49	53	0	14	196	211

Total asset-backed securities(3)	$1,793	$644	$143	$70	$952	$3,602	$3,640

(1)	Approximately 96% of the $429 million of education loans included above carry a Department of Education guaranty as of March 31, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.431 billion as of December 31, 2013, to $1.238 billion as of March 31, 2014, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $93 million as of March 31, 2014, and $127 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 37% as of March 31, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of March 31, 2014, based on amortized cost, approximately 79% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 54% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.238 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of March 31, 2014, were $95 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	March 31, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,669	98.4%	$943	89.9%
Collateralized mortgage obligations	92	1.6	106	10.1

Total residential mortgage-backed securities	$5,761	100.0%	$1,049	100.0%

Portion rated AA or higher(2)	$5,677	98.5%	$943	89.9%

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,770	98.3%	$966	89.4%
Collateralized mortgage obligations	102	1.7	114	10.6

Total residential mortgage-backed securities	$5,872	100.0%	$1,080	100.0%

Portion rated AA or higher(2)	$5,779	98.4%	$966	89.4%

(1)	As of March 31, 2014, of these securities, for the Financial Services Businesses, $4.299 billion are supported by U.S. government and $1.370 billion are supported by foreign governments. As of December 31, 2013, of these securities, for the Financial Services Businesses, $4.388 billion were supported by the U.S. government and $1.382 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both March 31, 2014 and December 31, 2013.
(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession; however, market fundamentals have bottomed and have shown signs of improvement since late 2010. Commercial real estate vacancy rates have declined from their peak, rent growth has turned positive and prices of commercial real estate have rebounded. Additionally, the elevated delinquency rate on mortgages in the commercial mortgage-backed securities market has decreased and refinancing activity is more robust, reflecting the improvement in these fundamentals. We believe that the loans included in new issues reflect better underwriting and lower levels of leverage compared to 2007.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	March 31, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$954	$0	$0	$0	$0	$954	$0
2013	2,444	125	0	9	0	2,578	2,579
2012—2009	244	284	0	0	0	528	529
2008—2007	617	44	18	5	0	684	952
2006	2,854	103	7	4	0	2,968	3,132
2005	1,950	65	8	4	0	2,027	2,116
2004 & Prior	310	67	22	0	1	400	464

Total commercial mortgage-backed securities(2)(3)(4)	$9,373	$688	$55	$22	$1	$10,139	$9,772

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2014, are downgraded super senior securities with amortized cost of $154 million in AA and $45 million in A.
(4)	Included in the table above, as of March 31, 2014, are agency commercial mortgage-backed securities with amortized cost of $443 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	March 31, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$954	$0	$0	$0	$0	$954	$0
2013	2,423	123	0	8	0	2,554	2,501
2012—2009	235	301	0	0	0	536	534
2008—2007	629	47	17	6	0	699	976
2006	2,985	110	7	4	0	3,106	3,283
2005	2,012	74	10	5	0	2,101	2,203
2004 & Prior	347	85	28	0	1	461	531

Total commercial mortgage-backed securities(2)(3)	$9,585	$740	$62	$23	$1	$10,411	$10,028

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2014, are agency commercial mortgage-backed securities with fair value of $461 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $319 million in AAA, $91 million in AA, $25 million in A and $8 million in BBB as of March 31, 2014, and $380 million in AAA, $93 million in AA, $26 million in A and $8 million in BBB as of December 31, 2013. Commercial mortgage-backed securities collateralized by non-U.S. properties are immaterial for both years.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	March 31, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$397	$65	$0	$0	$0	$462	$0
2013	943	317	0	9	0	1,269	1,333
2012—2009	334	139	0	0	0	473	452
2008—2007	247	42	0	1	5	295	371
2006	898	23	0	0	0	921	1,038
2005	567	26	0	0	0	593	710
2004 & Prior	35	4	0	3	0	42	56

Total commercial mortgage-backed securities(2)(3)	$3,421	$616	$0	$13	$5	$4,055	$3,960

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of March 31, 2014, are downgraded super senior securities with amortized cost of $49 million in AA.
(3)	Included in the table above, as of March 31, 2014, are agency commercial mortgage-backed securities with amortized cost of $20 million in AAA and $564 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	March 31, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$398	$67	$0	$0	$0	$465	$0
2013	930	319	0	8	0	1,257	1,294
2012—2009	328	140	0	0	0	468	443
2008—2007	250	42	0	1	13	306	381
2006	918	24	0	1	0	943	1,062
2005	577	27	0	0	0	604	725
2004 & Prior	35	4	0	3	0	42	56

Total commercial mortgage-backed securities(2)	$3,436	$623	$0	$13	$13	$4,085	$3,961

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of March 31, 2014, are agency commercial mortgage-backed securities with fair value of $19 million in AAA and $568 million in AA.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC, evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	March 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$183,757	$17,067	$1,750	$199,074	$179,543	$15,520	$2,811	$192,252
2	42,396	3,884	550	45,730	42,659	3,563	938	45,284

Subtotal High or Highest Quality Securities(5)	226,153	20,951	2,300	244,804	222,202	19,083	3,749	237,536
3	6,355	420	98	6,677	6,321	412	152	6,581
4	1,982	190	34	2,138	2,058	191	51	2,198
5	384	50	11	423	322	31	16	337
6	207	38	3	242	213	31	4	240

Subtotal Other Securities(6)(7)	8,928	698	146	9,480	8,914	665	223	9,356

Total Fixed Maturities	$235,081	$21,649	$2,446	$254,284	$231,116	$19,748	$3,972	$246,892

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2014 and December 31, 2013, 378 securities with amortized cost of $1,309 million (fair value, $1,356 million) and 306 securities with amortized cost of $806 million (fair value, $831 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $284 million of gross unrealized gains and $22 million gross unrealized losses as of March 31, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(4)	As of March 31, 2014, includes gross unrealized losses of $125 million on public fixed maturities and $21 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $181 million on public fixed maturities and $42 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of March 31, 2014, includes $199,003 million of public fixed maturities and $27,150 million of private fixed maturities and, as of December 31, 2013, includes $196,058 million of public fixed maturities and $26,144 million of private fixed maturities.
(6)	On an amortized cost basis, as of March 31, 2014, includes $5,713 million of public fixed maturities and $3,215 million of private fixed maturities and, as of December 31, 2013, includes $5,710 million of public fixed maturities and $3,204 million of private fixed maturities.
(7)	On an amortized cost basis, as of March 31, 2014, securities considered below investment grade based on lowest of external rating agency ratings, total $10.6 billion, or 4% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	March 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,561	$1,987	$157	$25,391	$23,521	$1,543	$307	$24,757
2	14,090	1,609	60	15,639	14,166	1,359	118	15,407

Subtotal High or Highest Quality Securities(3)	37,651	3,596	217	41,030	37,687	2,902	425	40,164
3	2,040	126	16	2,150	1,957	106	23	2,040
4	836	27	19	844	760	24	21	763
5	120	14	2	132	138	9	5	142
6	85	22	1	106	86	19	1	104

Subtotal Other Securities(4)(5)	3,081	189	38	3,232	2,941	158	50	3,049

Total Fixed Maturities	$40,732	$3,785	$255	$44,262	$40,628	$3,060	$475	$43,213

(1)	Includes, as of March 31, 2014 and December 31, 2013, 70 securities with amortized cost of $923 million (fair value, $961 million) and 56 securities with amortized cost of $822 million (fair value, $837 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of March 31, 2014, includes gross unrealized losses of $27 million on public fixed maturities and $11 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $35 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of March 31, 2014, includes $24,727 million of public fixed maturities and $12,924 million of private fixed maturities and, as of December 31, 2013, includes $24,642 million of public fixed maturities and $13,045 million of private fixed maturities.
(4)	On an amortized cost basis, as of March 31, 2014, includes $1,458 million public fixed maturities and $1,623 million of private fixed maturities and, as of December 31, 2013, includes $1,407 million of public fixed maturities and $1,534 million of private fixed maturities.
(5)	On an amortized cost basis, as of March 31, 2014, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.2 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of two years or less. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was $0 million and $2 million for the three months ended March 31, 2014 and 2013, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

The Financial Services Businesses had no outstanding sell protection credit derivatives as of March 31, 2014 and December 31, 2013. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

As of both March 31, 2014 and December 31, 2013, the Closed Block Business had $5 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million of exposure, where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of March 31, 2014 and December 31, 2013, the Financial Services Businesses had $1.088 billion and $1.124 billion of outstanding notional amounts, reported at fair value as a liability of $30 million and of $33 million, respectively. As of March 31, 2014 and December 31, 2013, the Closed Block Business had $248 million and $275 million of outstanding notional amounts, reported at fair value as a liability of $8 million and $9 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding other-than-temporary impairments for fixed maturity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $10 million and $59 million for the three months ended March 31, 2014 and 2013, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended March 31, 2014 and 2013, were $2 million and $8 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $6 million and $11 million for the three months ended March 31, 2014 and 2013, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended March 31, 2014 and 2013, were $2 million and $4 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the Retirement and International Insurance segments are experience-rated, meaning that we expect the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial mortgage and other loans, are primarily classified as trading and are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Other income,” and excluded from adjusted operating income. Investment income for these investments is reported in “Net investment income,” and is included in adjusted operating income. The following table sets forth the composition of this portfolio as of the dates indicated.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$805	$805	$697	$697
Fixed maturities:
Corporate securities	11,987	12,612	12,109	12,616
Commercial mortgage-backed securities	2,447	2,480	2,417	2,441
Residential mortgage-backed securities	1,824	1,813	1,857	1,830
Asset-backed securities	1,089	1,103	1,096	1,107
Foreign government bonds	599	618	579	596
U.S. government authorities and agencies and obligations of U.S. states	296	342	303	341

Total fixed maturities	18,242	18,968	18,361	18,931
Equity securities	966	1,162	913	1,199

Total trading account assets supporting insurance liabilities	$20,013	$20,935	$19,971	$20,827

As a percentage of amortized cost, 77% of the portfolio was publicly-traded as of both March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, 94% and 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating, respectively. As of March 31, 2014, $1.761 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $52 million secured by “ALT-A” mortgages, represented the remaining $63 million of residential mortgage-backed securities, of which 37% have credit ratings of A or better and 63% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

Other Trading Account Assets

Other trading account assets consist primarily of certain financial instruments that contain an embedded derivative where we elected to classify the entire instrument as a trading account asset rather than bifurcate. These instruments are carried at fair value, with realized and unrealized gains and losses reported in “Other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income.

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	March 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$0	$0	$0	$0	$0	$0
Fixed maturities	647	701	151	173	576	612	166	185
Equity securities(1)	584	663	136	156	646	729	138	157

Total other trading account assets	$1,231	$1,364	$287	$329	$1,222	$1,341	$304	$342

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $647 million of fixed maturities attributable to the Financial Services Businesses as of March 31, 2014, on an amortized cost basis, are $163 million of asset-backed securities, 67% of which have credit ratings of A or above, 17% have BBB credit ratings, and the remaining 16% have BB and below credit ratings. Included in the $151 million of fixed maturities attributable to the Closed Block Business as of March 31, 2014, on an amortized cost basis, are $9 million of asset-backed securities, all of which have credit ratings of A or above.

Commercial Mortgage and Other Loans

Investment Mix

As of March 31, 2014 and December 31, 2013, we held approximately 11% and 10% of our general account investments in commercial mortgage and other loans. This percentage is net of a $215 million and $212 million allowance for losses as of March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	March 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$30,381	$9,924	$29,164	$9,677
Uncollateralized loans	1,242	45	1,259	44
Residential property loans	526	0	544	0
Other collateralized loans	326	0	330	0

Total commercial mortgage and other loans(1)	$32,475	$9,969	$31,297	$9,721

(1)	Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans attributable to the Financial Services Businesses include collateralized structured loans and consumer loans.

Composition of Commercial and Agricultural Mortgage Loans

The commercial real estate market was severely impacted by the financial crisis and the subsequent recession, though the flow of capital to commercial real estate has been strong since 2010. Portfolio lenders have been actively originating loans, focusing primarily on higher quality properties in major markets, resulting in an increase in the liquidity and availability of capital in the commercial mortgage loan market. For most property types, the market fundamentals have stabilized or are improving. In addition, the commercial banks are active and there has been increased loan origination activity by securitization lenders as commercial mortgage market spreads have generally tightened. These conditions have led to greater competition for portfolio lenders such as our general account, though underwriting remains conservative. Commercial real estate fundamentals continue to improve while employment growth has been modest and delinquency rates on our commercial mortgage loans remain low, from a historical standpoint and are stable. For additional information, see “—Realized Investment Gains and Losses” above.

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans by geographic region and property type as of the dates indicated.

	March 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$9,506	31.3%	$3,378	34.0%	$9,089	31.1%	$3,230	33.4%
South Atlantic	5,979	19.7	1,705	17.2	5,671	19.4	1,711	17.7
Middle Atlantic	4,141	13.6	2,067	20.8	3,855	13.3	1,924	19.9
East North Central	2,676	8.8	712	7.2	2,678	9.2	725	7.4
West South Central	2,906	9.6	815	8.2	2,828	9.7	823	8.6
Mountain	1,455	4.8	277	2.8	1,448	5.0	278	2.9
New England	1,037	3.4	369	3.7	1,026	3.5	412	4.2
West North Central	546	1.8	98	1.0	555	1.9	104	1.1
East South Central	295	0.9	137	1.4	296	1.0	137	1.4

Subtotal-U.S.	28,541	93.9	9,558	96.3	27,446	94.1	9,344	96.6
Asia	724	2.4	0	0.0	723	2.5	0	0.0
Other	1,116	3.7	366	3.7	995	3.4	333	3.4

Total commercial and agricultural mortgage loans	$30,381	100.0%	$9,924	100.0%	$29,164	100.0%	$9,677	100.0%

	March 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,957	19.6%	$1,580	15.9%	$5,778	19.8%	$1,612	16.7%
Retail	6,060	19.9	2,587	26.1	6,085	20.9	2,612	27.0
Office	5,629	18.5	2,528	25.5	5,389	18.5	2,359	24.4
Apartments/Multi-Family	6,808	22.4	1,450	14.6	6,031	20.7	1,287	13.3
Other	2,856	9.4	646	6.5	2,806	9.6	653	6.7
Agricultural properties	1,588	5.2	568	5.7	1,598	5.4	585	6.0
Hospitality	1,483	5.0	565	5.7	1,477	5.1	569	5.9

Total commercial and agricultural mortgage loans	$30,381	100.0%	$9,924	100.0%	$29,164	100.0%	$9,677	100.0%

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

As of March 31, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.21 times, and a weighted average loan-to-value ratio of 55%. As of March 31, 2014, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of March 31, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.13 times, and a weighted average loan-to-value ratio of 52%. As of March 31, 2014, approximately 99% of commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2014, the weighted average debt service coverage ratio was 2.35 times and the weighted average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $0.8 billion and $0.7 billion of such loans as of March 31, 2014 and December 31, 2013, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion of such loans as of both March 31, 2014 and December 31, 2013.

All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2014, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	March 31, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$15,375	$587	$256	$16,218
60%-69.99%	9,069	321	52	9,442
70%-79.99%	3,466	341	237	4,044
Greater than 80%	377	134	166	677

Total commercial and agricultural mortgage loans	$28,287	$1,383	$711	$30,381

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	March 31, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$6,015	$198	$33	$6,246
60%-69.99%	2,595	121	27	2,743
70%-79.99%	641	141	28	810
Greater than 80%	81	17	27	125

Total commercial and agricultural mortgage loans	$9,332	$477	$115	$9,924

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of March 31, 2014.

	March 31, 2014
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2014	$1,498	4.9%	$387	3.9%
2013	8,864	29.2	1,506	15.2
2012	4,678	15.4	1,816	18.3
2011	4,677	15.4	1,399	14.0
2010	2,785	9.2	1,016	10.2
2009	974	3.2	383	3.9
2008	1,553	5.1	542	5.5
2007 & prior	5,352	17.6	2,875	29.0

Total commercial and agricultural mortgage loans	$30,381	100.0%	$9,924	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $32,475 million and $31,297 million as of March 31, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9,969 million and $9,721 million as of March 31, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current as of both March 31, 2014 and December 31, 2013, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$164	$48	$186	$58
Addition to/(release of) allowance for losses	3	0	10	(7)
Charge-offs, net of recoveries	0	0	(27)	(3)
Change in foreign exchange	0	0	(5)	0

Allowance, end of period	$167	$48	$164	$48

Loan specific reserve	14	3	11	3
Portfolio reserve	153	45	153	45

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

Equity Securities—Financial Services Businesses

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$28	$10	$0	$38	$32	$4	$1	$35
Mutual fund common stocks(1)	2,388	576	0	2,964	2,245	562	8	2,799
Other common stocks	2,362	906	28	3,240	2,277	920	12	3,185

Total equity securities(2)	$4,778	$1,492	$28	$6,242	$4,554	$1,486	$21	$6,019

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$0	$0	$0	$0	$1	$1	$0	$2
Mutual fund common stocks	8	6	0	14	8	6	0	14
Other common stocks	2,498	1,442	12	3,928	2,433	1,443	8	3,868

Total equity securities	$2,506	$1,448	$12	$3,942	$2,442	$1,450	$8	$3,884

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available-for-sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. For additional information regarding our policies regarding other-than-temporary impairments for equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Impairments of equity securities attributable to the Financial Services Businesses were $8 million and $7 million for the three months ended March 31, 2014 and 2013, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $0 million for the three months ended March 31, 2014 and 2013, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, as of the dates indicated.

	March 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$276	$491	$277	$481
Non-real estate-related(1)	4,268	1,917	4,141	1,863
Real estate held through direct ownership(2)	1,543	0	1,559	0
Other(3)	1,239	(324)	1,195	(320)

Total other long-term investments	$7,326	$2,084	$7,172	$2,024

(1)	Primarily includes investments in private equity and hedge funds.
(2)	Primarily includes investments in office buildings within our Japanese insurance operations.
(3)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” includes investments held outside the general account and primarily represents investments associated with our asset management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rates, foreign currency, credit and equity exposures. Assets within our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

	March 31, 2014	December 31, 2013
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$243	$242
Private, available-for-sale, at fair value	69	73
Other trading account assets, at fair value	6,328	4,770
Equity securities, available-for-sale, at fair value	7	7
Commercial mortgage and other loans, at book value(1)	163	202
Other long-term investments	1,067	1,132
Short-term investments	131	392

Total investments	$8,008	$6,818

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

Other Trading Account Assets

Other trading account assets are primarily related to assets associated with consolidated variable interest entities, for which the Company is the investment manager, as well as our derivative operations used to manage interest rate, foreign currency, credit and equity exposures. For further information on these consolidated variable interest entities, see Note 5 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration and Freddie Mac. The decrease in commercial mortgage and other loans from December 31, 2013 to March 31, 2014, primarily relates to loans we have pre-arranged to sell to government sponsored entities.

We also carry shorter-term interim loans for spread lending that are collateralized by assets generally under renovation or lease up. All else being equal, these interim loans are inherently more risky than those collateralized by properties that have already stabilized. Our interim loans are generally paid off through refinancing or the sale of the underlying collateral by the borrower.

As of March 31, 2014, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

Other Long-Term Investments

Other long-term investments primarily include strategic investments made as part of our asset management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our asset management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds. Other long-term investments also include certain assets in consolidated investment funds where the company is deemed to exercise control over the funds.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, has identified the Company as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “—Executive Summary—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended March 31, 2014, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $250 million of shares of our Common Stock and declared aggregate Common Stock dividends of $247 million; and

•

We formed a new captive reinsurance subsidiary and executed internal financing of $250 million through this captive for non-economic reserves required to be held by our domestic insurance subsidiaries under Regulation XXX.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and its outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2014, the Financial Services Businesses had $36.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2014	December 31, 2013
	(in millions)
Attributed Equity(1)	$26,117	$25,299
Junior subordinated debt (i.e. hybrid securities)	4,884	4,884
Other capital debt	5,752	5,345

Total capital	$36,753	$35,528

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

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

The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of December 31, 2013(1):

Prudential Insurance	456%
Prudential Annuities Life Assurance Corporation	502%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities but is available to the public.

The table below presents the Solvency Margins of our most significant international insurance subsidiaries as of December 31, 2013. As of March 31, 2014, their most recent statutory fiscal year end, the Solvency Margins were greater than 700%.

As of December 31, 2013
Prudential of Japan	772%
Gibraltar Life consolidated(1)	937%

(1)	Includes Prudential Gibraltar Financial Life, a wholly-owned subsidiary of Gibraltar Life.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Executive Summary—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity products or other products, our ability to deploy capital held within our domestic insurance subsidiaries for other purposes could be affected.

In addition, the NAIC recently proposed new guidance regarding the calculation of “total adjusted capital”, or TAC, that will directly affect the calculation of the RBC ratio. The new guidance, which is expected to be effective for December 31, 2014, would limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the RBC ratios for our domestic insurance subsidiaries.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In February 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, issued a report to the NAIC that recommends placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and requiring captive reinsurers to collateralize their reinsurance obligations. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. For more information about our financing of non-economic reserves, see “Financing Activities” below.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). This enables us to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and access to liquidity to support this hedging program. However, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we hold on-balance sheet capital and maintain access to committed sources of capital that are available to meet these needs as they arise.

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

Shareholder Distributions

In June 2013, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2013 through June 30, 2014. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including increased capital needs of our businesses due to changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock for the three months ended March 31, 2014:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2014	$0.53	$247	2.9	$250

As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the Federal Reserve System. Prudential Financial’s compliance with these and other requirements under Dodd-Frank could limit its ability to pay Common Stock dividends and repurchase shares in the future.

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

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends, and repurchasing outstanding shares of Common Stock executed under Board authority.

As of March 31, 2014, Prudential Financial had cash and short-term investments of $4,635 million, a decrease of $920 million from December 31, 2013. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $3,466 million as of March 31, 2014, a decrease of $888 million from December 31, 2013.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2014
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$237
Proceeds from stock-based compensation and exercise of stock options	118
Proceeds from short-term debt, net of repayments	36
Interest income from subsidiaries on intercompany agreements, net of interest paid	31

Total sources	422

Uses:
Net payments under intercompany loan agreements(2)	316
Share repurchases(3)	250
Common Stock dividends(4)	247
Interest paid on external debt	176
Net income tax payments	170
Capital contributions to subsidiaries(5)	50
Repayment of retail medium-term notes	14
Class B Stock dividends	5
Other, net	82

Total uses	1,310

Net increase (decrease) in cash and short-term investments	$(888)

(1)	Includes dividends and/or returns of capital of $119 million from asset management subsidiaries, $102 million from international subsidiaries and $16 million from other subsidiaries.
(2)	Includes net borrowings by subsidiaries of $250 million by Prudential Term Reinsurance Company and $67 million by asset management subsidiaries, offset by $1 million of repayments from subsidiaries.
(3)	Excludes $12 million related to trades that settled in April 2014.
(4)	Includes cash payments made on dividends declared in prior periods.
(5)	Includes capital contributions of $32 million to international subsidiaries and $18 million to Pruco Re.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for details on specific dividend restrictions

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any 12-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s.

International insurance subsidiaries. Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. During the first three months of 2014, Prudential of Korea paid a dividend of (Won)35.0 billion or approximately $33 million to its parent, Prudential International Insurance Holdings Ltd. of which $29 million was ultimately sent to Prudential Financial.

Other subsidiaries. The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

Liquidity of Insurance Subsidiaries

There have been no material changes to the liquidity position of our domestic and international insurance subsidiaries since December 31, 2013. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2014
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$6.1	$1.0	$0.8	$7.9	$8.3
Fixed maturity investments:
High or highest quality	125.7	19.0	8.5	153.2	149.2
Other than high or highest quality	8.8	1.4	0.7	10.9	10.5

Subtotal	134.5	20.4	9.2	164.1	159.7
Public equity securities	4.4	0.0	0.0	4.4	4.3

Total	$145.0	$21.4	$10.0	$176.4	$172.3

(1)	Includes Prudential Annuities Life Assurance Corporation (“PALAC”) and Pruco Life Insurance Company (“Pruco Life”).

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2014
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$1.1	$2.0	$1.0	$4.1	$3.3
Fixed maturity investments:
High or highest quality(3)	27.6	85.9	12.7	126.2	123.5
Other than high or highest quality	0.4	2.1	0.2	2.7	2.8

Subtotal	28.0	88.0	12.9	128.9	126.3
Public equity securities	1.6	2.3	0.4	4.3	4.4

Total(4)	$30.7	$92.3	$14.3	$137.3	$134.0

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $126.2 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of March 31, 2014, $88.8 billion, or 70%, were invested in government or government agency bonds.
(4)	The increase in liquid assets from December 31, 2013 was driven by business growth and appreciation of the yen relative to the U.S. dollar.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As discussed in “Captive Reinsurance Companies” above, we reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to Pruco Re. This enables us to execute our living benefit hedging program primarily within a single legal entity. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other over the counter equity and interest rate derivatives to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to liquidity to meet its payment obligations under this program, such as payments for periodic settlements, purchases, maturities, terminations and breakage. Pruco Re’s liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and other affiliates.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013 are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of March 31, 2014, the living benefit hedging derivatives were in a net receive position of $0.9 billion compared to a net posting position of $0.4 billion as of December 31, 2013. The change in position was primarily driven by a decline in interest rates.

Additionally, in certain cases, state insurance law requires reinsurers, such as Pruco Re, to collateralize their obligations under a reinsurance agreement to permit the ceding company to claim statutory reinsurance reserve credit for the business ceded. Because our subsidiaries Pruco Life and PALAC are domiciled in the State of

Arizona (as is Pruco Re), they are able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. However, Pruco Re must post collateral with respect to business ceded to it by our subsidiaries Pruco Life Insurance Company of New Jersey (“PLNJ”) and Prudential Retirement Insurance and Annuity Company (“PRIAC”). We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be pledged can vary substantially due to changes in equity markets, interest rates, actuarial assumptions and other factors. The statutory reserve credit trusts for PLNJ required collateral of $7 million as of both March 31, 2014 and December 31, 2013. The statutory reserve credit trust for PRIAC required collateral of $13 million as of both March 31, 2014 and December 31, 2013.

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

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge changes in the market value of U.S. dollar-denominated investments held on the books of these yen-based entities attributable to changes in the yen-dollar exchange rate. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity. Absent an internal hedge, changes in the market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2014, Prudential Financial received $267 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of March 31, 2014, the market value of the internal hedges was an asset of $460 million due from the yen-based subsidiaries. A significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge a portion of our prospective non-U.S. dollar-denominated earnings streams and, to a lesser extent, our U.S. dollar-equivalent equity. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first three months of 2014, the Company received $69 million of net cash settlements related to these external hedges. As of March 31, 2014, the net asset related to these external foreign currency hedges was $673 million. A significant depreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash inflows to the Company, while a significant appreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash outflows from the Company.

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

The principal sources of liquidity for our strategic investments and interim loans held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations since December 31, 2013.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the following alternative sources of liquidity:

•	Asset-based financing, as discussed further below.

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of March 31, 2014, Prudential Insurance had an estimated maximum borrowing capacity of $7.2 billion, of which $2.2 billion was outstanding. PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of March 31, 2014, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $3.3 billion and $2.1 billion, respectively.

•

Commercial paper programs maintained at Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $226 million and $747 million, respectively, were outstanding as of March 31, 2014.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2 billion facility expiring in November 2018 that has Prudential Financial as borrower and a $1.75 billion facility expiring in November 2016 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of March 31, 2014 or as of the date of this filing.

•

A put option agreement giving Prudential Financial the right to issue up to $1.5 billion in senior notes due November 2023 to a trust entity at any time over a ten year period in return for principal and interest strips of U.S. Treasury securities.

For further information on our Federal Home Loan Bank memberships, commercial paper programs, credit facilities and the put option agreement, see Note 9 to our Unaudited Interim Consolidated Financial Statements.

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

	March 31, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,864	$3,484	$8,348	$4,128	$3,770	$7,898
Cash collateral for loaned securities	4,035	1,247	5,282	4,230	810	5,040
Securities sold but not yet purchased	120	0	120	56	0	56

Total(1)	$9,019	$4,731	$13,750	$8,414	$4,580	$12,994

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$6,925	$2,547	$9,472	$6,503	$2,273	$8,776
Weighted average maturity, in days(2)	32	61		39	71

(1)	The daily weighted average outstanding for the three months ended March 31, 2014 was $8,191 million for the Financial Services Businesses and $4,878 million for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $0.8 billion due primarily to attractive cash collateral reinvestment opportunities.

As of March 31, 2014, our insurance entities had assets eligible for the asset-based or secured financing programs of $102.1 billion, of which $13.3 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2014, we believe approximately $28.1 billion of the remaining eligible assets are readily lendable, including approximately $21.5 billion related to the Financial Services Businesses, of which $6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts.

In addition, as of March 31, 2014, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $0.8 billion of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of March 31, 2014, total short- and long-term debt of the Company on a consolidated basis was $26.6 billion, an increase of $0.4 billion from December 31, 2013. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2014			December 31, 2013
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$226	$747	$973	$190	$460	$650
Current portion of long-term debt and other(1)	2,552	419	2,971	1,531	413	1,944

Subtotal	2,778	1,166	3,944	1,721	873	2,594

General obligation long-term debt:
Senior debt(1)(2)	10,428	1,512	11,940	11,462	1,466	12,928
Junior subordinated debt	4,884	0	4,884	4,884	0	4,884
Surplus notes(3)	0	4,141	4,141	0	4,141	4,141

Subtotal	15,312	5,653	20,965	16,346	5,607	21,953

Total general obligations	18,090	6,819	24,909	18,067	6,480	24,547

Limited recourse borrowing(4):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,600	1,600	0	1,600	1,600

Total limited recourse borrowings	0	1,675	1,675	0	1,675	1,675

Total borrowings	$18,090	$8,494	$26,584	$18,067	$8,155	$26,222

(1)	Does not include $2,381 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes at both March 31, 2014 and December 31, 2013, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both March 31, 2014 and December 31, 2013. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2013 Annual Report on Form-10K.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both March 31, 2014 and December 31, 2013. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(3)	Amounts are net of assets under set-off arrangements of $2,400 million, as of both March 31, 2014 and December 31, 2013.
(4)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2013 Annual Report on Form 10-K for additional information.

The outstanding amount of Prudential Financial’s borrowings of $18.1 billion was relatively unchanged from December 31, 2013. Borrowings of our subsidiaries of $8.5 billion increased $0.3 billion from December 31, 2013, primarily due to an increase in commercial paper issued by Prudential Funding, LLC.

As we continue to underwrite term and universal life insurance business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2014. During the first three months of 2014, a newly-formed captive reinsurance subsidiary issued a

$250 million surplus note to an affiliate to finance Regulation XXX non-economic reserves associated with term life sales in 2014. In addition, in April 2014, one of our captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under our $2 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. We are currently pursuing further solutions to address Regulation XXX financing needs generated by our expected sales of term life insurance policies for the remainder of 2014.

As of March 31, 2014 and December 31, 2013, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	A.M. Best(1)	S&P(2)		Moody’s(3)		Fitch(4)
Last review date	5/7/2014	12/11/2013		7/11/2013		7/25/2013
Current outlook	Stable	Stable	(5)	Stable		Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-		A1		A+
Pruco Life Insurance Company	A+	AA-		A1		A+
Pruco Life Insurance Company of New Jersey	A+	AA-		NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-		NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-		A1		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-		NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-		NR		NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd.	NR	AA-		NR		NR
Prudential Life Insurance Co. of Taiwan, Inc.(6)	NR	twAA+		NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1		P-2		F2
Long-term senior debt	a-	A		Baa1		BBB+
Junior subordinated long-term debt	bbb	BBB+		Baa2		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A		A3		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+		P-1		F1
Long-term senior debt	a+	AA-		A2		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-		A1		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies currently range from “A++ (superior)” to “S (Suspended).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. An A.M. Best long-term credit rating is an opinion of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings currently range from “AAA (exceptionally strong)” to “C (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.
(6)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was issued on December 18, 2013 by Taiwan Ratings Corporation, a partner of S&P.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of March 31, 2014 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $23 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of $1.5 billion related to the variable annuity business acquired from Allstate. We estimate the cost of such letter of credit to be approximately $9 million per year. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

The following is a summary of the significant changes or actions in our ratings and rating outlooks that have occurred from January 1, 2014 through the date of this filing.

On May 7, 2014, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential’s core subsidiaries, including Prudential Insurance Company of America, Prudential Annuities Life Assurance Corporation, and Prudential Retirement Insurance and Annuity Company, with stable outlooks.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. Other than this put option agreement, we do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, other than the put option agreement referred to above, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. A description of our market risk exposures may be found in our Annual Report on Form 10-K, for the year ended December 31, 2013, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

There have been no material changes in our market risk exposures from December 31, 2013; however, as disclosed in Note 14 to the Unaudited Interim Consolidated Financial Statements, the notional amount of Synthetic GICs, as of December 31, 2013, has been revised to correct a previously reported amount. There was no impact to the disclosed fair value or hypothetical change in fair value resulting from a 100 basis point change in interest rates as reported in our Annual Report on Form 10-K, for the year ended December 31, 2013, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Interest Rates.”

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK	FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2014, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2014 through January 31, 2014	944,860	$88.57	940,991
February 1, 2014 through February 28, 2014	1,472,031	$83.71	994,875
March 1, 2014 through March 31, 2014	973,941	$85.89	970,209

Total	3,390,832	$85.69	2,906,075	$250,030,232

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2013, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period starting July 1, 2013 through June 30, 2014.

ITEM 6.	EXHIBITS

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: May 8, 2014

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