Form 10-K/A
period 2013-12-31
PRUDENTIAL FINANCIAL INC
filed 2014-06-04
CIK 1137774

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 6 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2013 of Prudential Financial, Inc. to correct certain of the selected consolidated financial information therein in respect of 2011, 2010 and 2009. Specifically, the columns in the consolidated balance sheet data table for 2011, 2010 and 2009 inadvertently presented the data for 2010, 2009 and 2008, respectively, without revision to reflect the impact of retrospective adoption of a discretionary change in accounting principle for recognition of performance based incentive fee revenue.

All other Items of the original filing on Form 10-K are unaffected by the changes to the selected consolidated financial information reflected herein and such Items have not been included in this Amendment No. 1 on Form 10-K/A. Information in this Amendment No. 1 on Form 10-K/A is generally stated as of December 31, 2013 and does not reflect any subsequent information or events other than the correction of such selected consolidated financial information. More current information with respect to the Company is contained within the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and other filings with the Securities and Exchange Commission.

Throughout this Amendment No. 1 on Form 10-K/A, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization.

Items 6 and 9A are hereby amended to read in their entirety as follows:

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$26,237	$65,354	$24,301	$18,238	$16,497
Policy charges and fee income	5,415	4,489	3,924	3,323	2,832
Net investment income	14,729	13,661	13,124	11,865	11,390
Asset management fees and other income	286	2,784	4,905	3,747	4,495
Realized investment gains (losses), net	(5,206)	(1,441)	2,831	1,050	(2,897)

Total revenues	41,461	84,847	49,085	38,223	32,317

Benefits and expenses:
Policyholders’ benefits	26,733	65,131	23,614	18,285	16,346
Interest credited to policyholders’ account balances	3,111	4,234	4,484	4,209	4,484
Dividends to policyholders	2,050	2,176	2,723	2,189	1,298
Amortization of deferred policy acquisition costs	240	1,504	2,695	1,085	1,131
General and administrative expenses	11,011	11,094	10,605	8,309	7,788

Total benefits and expenses	43,145	84,139	44,121	34,077	31,047

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	(1,684)	708	4,964	4,146	1,270
Income tax expense (benefit)	(1,058)	213	1,515	1,266	(115)

Income (loss) from continuing operations before equity in earnings of operating joint ventures	(626)	495	3,449	2,880	1,385
Equity in earnings of operating joint ventures, net of taxes	59	60	182	82	1,523

Income (loss) from continuing operations	(567)	555	3,631	2,962	2,908
Income (loss) from discontinued operations, net of taxes	7	15	35	33	(19)

Net income (loss)	(560)	570	3,666	2,995	2,889
Less: Income (loss) attributable to noncontrolling interests	107	50	34	19	(57)

Net Income (loss) attributable to Prudential Financial, Inc.	$(667)	$520	$3,632	$2,976	$2,946

Basic earnings per share - Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.02	$7.14	$5.25	$7.33
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07	0.07	(0.05)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.06	$7.21	$5.32	$7.28

Diluted earnings per share - Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.57)	$1.01	$7.05	$5.20	$7.28
Income (loss) from discontinued operations, net of taxes	0.02	0.04	0.07	0.06	(0.04)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.55)	$1.05	$7.12	$5.26	$7.24

Dividends declared per share—Common Stock	$1.73	$1.60	$1.45	$1.15	$0.70

Basic and diluted earnings per share - Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$22.00	$11.50	$61.00	$229.00	$(164.50)
Income (loss) from discontinued operations, net of taxes	0.00	(1.00)	0.00	0.50	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$22.00	$10.50	$61.00	$229.50	$(164.50)

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	—	1.11	1.83	1.75	1.67

	As of December 31,
	2013	2012	2011 (restated)	2010 (restated)	2009 (restated)
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$386,407	$394,007	$344,688	$273,245	$250,406
Separate account assets	285,060	253,254	218,380	207,776	174,074
Total assets	731,781	709,235	620,114	535,508	476,224
Future policy benefits and policyholders’ account balances	343,516	350,463	305,229	240,489	227,516
Separate account liabilities	285,060	253,254	218,380	207,776	174,074
Short-term debt	2,669	2,484	2,336	1,982	3,122
Long-term debt	23,553	24,729	24,622	23,653	21,037
Total liabilities	695,900	670,123	585,475	505,689	453,299
Prudential Financial, Inc. equity	35,278	38,503	34,130	29,346	22,439
Noncontrolling interests	603	609	509	473	485
Total equity	$35,881	$39,112	$34,639	$29,819	$22,925

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

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2013 are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014.

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

These conclusions are not affected by the incorrect selected consolidated financial information in respect of balance sheet data for 2011, 2010 and 2009 included in the Company’s Annual Report on Form 10-K and corrected in this Amendment No. 1 on Form 10-K/A. Such errors were limited in scope and did not result in any error in the Consolidated Financial Statements or other disclosures included in the Annual Report on Form 10-K. The Company has implemented enhancements in its disclosure controls and procedures with respect to the review of the balance sheet data included in the selected consolidated financial information.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2014

Prudential Financial, Inc.

By:	/s/ ROBERT D. AXEL
Robert D. Axel Senior Vice President and Principal Accounting Officer

EXHIBIT INDEX

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.