Form 10-Q
period 2014-06-30
PRUDENTIAL FINANCIAL INC
filed 2014-08-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 458 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2014 and December 31, 2013 (in millions, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014-$277,756; 2013-$268,727)(1)	$304,472	$286,866
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2014-$3,464; 2013-$3,553)(1)	3,171	3,312
Trading account assets supporting insurance liabilities, at fair value(1)	21,273	20,827
Other trading account assets, at fair value(1)	8,665	6,453
Equity securities, available-for-sale, at fair value (cost: 2014-$7,218; 2013-$7,003)	10,222	9,910
Commercial mortgage and other loans (includes $204 and $158 measured at fair value under the fair value option at June 30, 2014 and December 31, 2013, respectively)(1)	42,964	41,008
Policy loans	11,966	11,766
Other long-term investments (includes $944 and $873 measured at fair value under the fair value option at June 30, 2014 and December 31, 2013, respectively)(1)	10,923	10,328
Short-term investments	5,663	7,703

Total investments	419,319	398,173
Cash and cash equivalents(1)	12,160	11,439
Accrued investment income(1)	3,162	3,089
Deferred policy acquisition costs	16,669	16,512
Value of business acquired	3,499	3,675
Other assets(1)	13,927	13,833
Separate account assets	296,801	285,060

TOTAL ASSETS	$765,537	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$215,219	$206,859
Policyholders’ account balances(1)	138,545	136,657
Policyholders’ dividends	7,186	5,515
Securities sold under agreements to repurchase	8,786	7,898
Cash collateral for loaned securities	4,889	5,040
Income taxes	8,504	5,422
Short-term debt	3,804	2,669
Long-term debt	23,488	23,553
Other liabilities(1)	11,935	13,925
Notes issued by consolidated variable interest entities (includes $4,539 and $3,254 measured at fair value under the fair value option at June 30, 2014 and December 31, 2013, respectively)(1)	4,573	3,302
Separate account liabilities	296,801	285,060

Total liabilities	723,730	695,900

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,337 and 660,111,319 shares issued at June 30, 2014 and December 31, 2013, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	0	0
Additional paid-in capital	24,478	24,475
Common Stock held in treasury, at cost (201,707,340 and 199,056,067 shares at June 30, 2014 and December 31, 2013, respectively)	(12,723)	(12,415)
Accumulated other comprehensive income (loss)	13,077	8,681
Retained earnings	16,357	14,531

Total Prudential Financial, Inc. equity	41,195	35,278

Noncontrolling interests	612	603

Total equity	41,807	35,881

TOTAL LIABILITIES AND EQUITY	$765,537	$731,781

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Premiums	$6,068	$6,922	$11,936	$14,006
Policy charges and fee income	1,520	1,375	3,021	2,731
Net investment income	3,754	3,711	7,592	7,349
Asset management and service fees	928	880	1,832	1,700
Other income	267	(1,823)	802	(3,827)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(32)	(180)	(111)	(488)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	6	147	69	385
Other realized investment gains (losses), net	635	(991)	859	(1,644)

Total realized investment gains (losses), net	609	(1,024)	817	(1,747)

Total revenues	13,146	10,041	26,000	20,212

BENEFITS AND EXPENSES
Policyholders’ benefits	6,466	7,024	12,852	14,243
Interest credited to policyholders’ account balances	1,178	394	2,193	1,444
Dividends to policyholders	711	445	1,311	1,005
Amortization of deferred policy acquisition costs	482	220	919	438
General and administrative expenses	2,802	2,727	5,500	5,410

Total benefits and expenses	11,639	10,810	22,775	22,540

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,507	(769)	3,225	(2,328)

Income tax expense (benefit)	404	(275)	877	(1,102)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,103	(494)	2,348	(1,226)
Equity in earnings of operating joint ventures, net of taxes	6	5	6	51

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,109	(489)	2,354	(1,175)
Income (loss) from discontinued operations, net of taxes	4	2	8	3

NET INCOME (LOSS)	1,113	(487)	2,362	(1,172)
Less: Income (loss) attributable to noncontrolling interests	23	27	34	62

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,090	$(514)	$2,328	$(1,234)

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.25	$(1.12)	$4.87	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.00	0.02	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$2.26	$(1.12)	$4.89	$(2.69)

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.21	$(1.12)	$4.79	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.00	0.02	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$2.22	$(1.12)	$4.81	$(2.69)

Dividends declared per share of Common Stock	$0.53	$0.40	$1.06	$0.80

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$22.00	$1.00	$29.50	$6.50
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$22.00	$1.00	$29.50	$6.50

Dividends declared per share of Class B Stock	$2.41	$2.41	$4.82	$4.82

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2014 and 2013 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$1,113	$(487)	$2,362	$(1,172)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	167	(505)	247	(1,406)
Net unrealized investment gains (losses)	3,251	(5,430)	6,319	(1,152)
Defined benefit pension and postretirement unrecognized periodic benefit	20	43	43	93

Total	3,438	(5,892)	6,609	(2,465)

Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,158	(1,933)	2,205	(710)

Other comprehensive income (loss), net of taxes	2,280	(3,959)	4,404	(1,755)

Comprehensive income (loss)	3,393	(4,446)	6,766	(2,927)
Less: Comprehensive income (loss) attributable to noncontrolling interests	24	37	42	72

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$3,369	$(4,483)	$6,724	$(2,999)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Six Months Ended June 30, 2014 and 2013 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	$6	$24,475	$14,531	$(12,415)	$8,681	$35,278	$603	$35,881
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests		(3)				(3)	2	(1)
Distributions to noncontrolling interests							(54)	(54)
Consolidations/(deconsolidations) of noncontrolling interests							19	19
Stock-based compensation programs		6	0	192		198		198
Dividends declared on Common Stock			(493)			(493)		(493)
Dividends declared on Class B Stock			(9)			(9)		(9)
Comprehensive income:
Net income (loss)			2,328			2,328	34	2,362
Other comprehensive income (loss), net of tax					4,396	4,396	8	4,404

Total comprehensive income (loss)						6,724	42	6,766

Balance, June 30, 2014	$6	$24,478	$16,357	$(12,723)	$13,077	$41,195	$612	$41,807

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$6	$24,380	$16,066	$(12,163)	$10,214	$38,503	$609	$39,112
Common Stock acquired				(250)		(250)		(250)
Contributions from noncontrolling interests							1	1
Distributions to noncontrolling interests							(72)	(72)
Consolidations/(deconsolidations) of noncontrolling interests							28	28
Stock-based compensation programs		3	(39)	237		201		201
Dividends declared on Common Stock			(376)			(376)		(376)
Dividends declared on Class B Stock			(10)			(10)		(10)
Comprehensive income:
Net income (loss)			(1,234)			(1,234)	62	(1,172)
Other comprehensive income (loss), net of tax					(1,765)	(1,765)	10	(1,755)

Total comprehensive income (loss)						(2,999)	72	(2,927)

Balance, June 30, 2013	$6	$24,383	$14,407	$(12,176)	$8,449	$35,069	$638	$35,707

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013 (in millions)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,362	$(1,172)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(817)	1,747
Policy charges and fee income	(1,032)	(856)
Interest credited to policyholders’ account balances	2,193	1,444
Depreciation and amortization	179	161
Gains on trading account assets supporting insurance liabilities, net	(324)	378
Change in:
Deferred policy acquisition costs	(429)	(1,131)
Future policy benefits and other insurance liabilities	3,251	4,774
Other trading account assets	(1)	(39)
Income taxes	898	(2,681)
Other, net	(725)	(239)

Cash flows from operating activities	5,555	2,386

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	26,535	26,806
Fixed maturities, held-to-maturity	232	275
Trading account assets supporting insurance liabilities and other trading account assets	6,098	12,639
Equity securities, available-for-sale	2,483	2,082
Commercial mortgage and other loans	1,673	2,737
Policy loans	1,096	1,176
Other long-term investments	350	805
Short-term investments	35,249	21,896
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(32,670)	(30,252)
Fixed maturities, held-to-maturity	(23)	(37)
Trading account assets supporting insurance liabilities and other trading account assets	(7,563)	(14,019)
Equity securities, available-for-sale	(2,289)	(1,982)
Commercial mortgage and other loans	(3,527)	(3,753)
Policy loans	(969)	(905)
Other long-term investments	(1,148)	(1,522)
Short-term investments	(33,301)	(23,090)
Acquisition of business, net of cash acquired	(23)	(488)
Other, net	272	(221)

Cash flows used in investing activities	(7,525)	(7,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	12,226	12,245
Policyholders’ account withdrawals	(11,617)	(12,957)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	736	2,914
Cash dividends paid on Common Stock	(495)	(397)
Cash dividends paid on Class B Stock	(10)	(10)
Net change in financing arrangements (maturities 90 days or less)	324	496
Common Stock acquired	(500)	(237)
Common Stock reissued for exercise of stock options	138	116
Proceeds from the issuance of debt (maturities longer than 90 days)	2,817	2,091
Repayments of debt (maturities longer than 90 days)	(971)	(2,848)
Excess tax benefits from share-based payment arrangements	16	13
Other, net	(47)	(161)

Cash flows from financing activities	2,617	1,265

Effect of foreign exchange rate changes on cash balances	74	(853)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	721	(5,055)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,439	18,100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,160	$13,045

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$94	$102
Acquisition of Gibraltar BSN Life Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$656	$0
Liabilities assumed	586	0
Noncontrolling interest assumed	47	0

Net cash paid on acquisition	$23	$0

Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$11,056
Liabilities assumed	0	10,568

Net cash paid on acquisition	$0	$488

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of June 30, 2014, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three and six months ended, May 31, 2014, respectively.

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

Adoption of New Accounting Pronouncements

In December 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In March 2013, the FASB issued updated guidance regarding the recognition in net income of the cumulative translation adjustment upon the sale or loss of control of a business or group of assets residing in a foreign subsidiary, or a loss of control of a foreign investment. This guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. The amendments

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012, and was applied prospectively. The disclosures required by this guidance are included in Note 7.

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 14.

Future Adoption of New Accounting Pronouncements

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance is effective prospectively to new disposals and new

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

classifications of disposal groups as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted for new disposals or new classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2014, the FASB issued updated guidance for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If elected, the guidance will eliminate the measurement difference that exists when both are measured at fair value. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption will be permitted. This guidance can be elected for modified retrospective or full retrospective adoption. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of UniAsia Life Assurance

On January 2, 2014, the Company completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of $158 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN. This acquisition is part of the Company’s strategic initiative to further expand its business into Southeast Asian markets. Subsequent to the acquisition, the Company renamed the acquired company Gibraltar BSN Life Berhad.

The assets acquired and the liabilities assumed have been included in the Company’s Unaudited Interim Consolidated Financial Statements as of the acquisition date. After adjustments, total assets acquired were $744 million, including $88 million of cash and cash equivalents and $19 million of goodwill, none of which is deductible for local tax purposes, and total liabilities assumed were $586 million.

Prudential Financial intends to make a Section 338(g) election under the Internal Revenue Code with respect to this acquisition, resulting in the acquired entity being treated for U.S. tax purposes as a newly-incorporated company. Under such election, the U.S. tax basis of the assets acquired and liabilities assumed of UniAsia Life Assurance Berhad was adjusted as of January 2, 2014, to reflect the consequences of the Section 338(g) election.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, the Company acquired The Hartford Financial Services Group’s (“The Hartford”) individual life insurance business through a reinsurance transaction. Under the agreement, the Company paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission, to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The acquisition increased the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

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

Discontinued Operations

Income from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Real estate investments sold or held for sale(1)	$6	$2	$12	$2
Global commodities business	0	0	0	2

Income from discontinued operations before income taxes	6	2	12	4
Income tax expense	2	0	4	1

Income from discontinued operations, net of taxes	$4	$2	$8	$3

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Total assets	$5	$15
Total liabilities	$7	$7

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,348	$2,759	$8	$17,099	$0
Obligations of U.S. states and their political subdivisions	4,766	566	20	5,312	0
Foreign government bonds	79,407	8,869	138	88,138	1
Corporate securities	148,552	14,935	1,206	162,281	(6)
Asset-backed securities(1)	10,577	289	150	10,716	(626)
Commercial mortgage-backed securities	14,040	460	58	14,442	0
Residential mortgage-backed securities(2)	6,066	427	9	6,484	(6)

Total fixed maturities, available-for-sale	$277,756	$28,305	$1,589	$304,472	$(637)

Equity securities, available-for-sale	$7,218	$3,030	$26	$10,222

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$972	$149	$0	$1,121
Corporate securities(4)	879	71	17	933
Asset-backed securities(1)	641	45	0	686
Commercial mortgage-backed securities	114	11	0	125
Residential mortgage-backed securities(2)	565	34	0	599

Total fixed maturities, held-to-maturity(4)	$3,171	$310	$17	$3,464

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $921 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $3,588 million (fair value, $3,859 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,754	$1,742	$96	$15,400	$0
Obligations of U.S. states and their political subdivisions	3,598	274	137	3,735	0
Foreign government bonds	75,595	7,459	266	82,788	1
Corporate securities	145,091	12,095	3,408	153,778	(4)
Asset-backed securities(1)	10,691	214	316	10,589	(755)
Commercial mortgage-backed securities	13,633	403	163	13,873	0
Residential mortgage-backed securities(2)	6,365	379	41	6,703	(7)

Total fixed maturities, available-for-sale	$268,727	$22,566	$4,427	$286,866	$(765)

Equity securities, available-for-sale	$7,003	$2,931	$24	$9,910

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$938	$117	$0	$1,055
Corporate securities(4)	904	50	24	930
Asset-backed securities(1)	693	46	0	739
Commercial mortgage-backed securities	166	18	0	184
Residential mortgage-backed securities(2)	611	34	0	645

Total fixed maturities, held-to-maturity(4)	$3,312	$265	$24	$3,553

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $875 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2014, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$12,289	$12,760	$0	$0
Due after one year through five years	50,192	55,136	21	22
Due after five years through ten years	57,901	63,722	323	335
Due after ten years(1)	126,691	141,212	1,507	1,697
Asset-backed securities	10,577	10,716	641	686
Commercial mortgage-backed securities	14,040	14,442	114	125
Residential mortgage-backed securities	6,066	6,484	565	599

Total	$277,756	$304,472	$3,171	$3,464

(1)	Excludes notes with amortized cost of $3,588 million (fair value, $3,859 million) which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$7,460	$8,139	$16,038	$14,634
Proceeds from maturities/repayments	5,847	6,705	10,706	12,444
Gross investment gains from sales, prepayments, and maturities	476	413	901	642
Gross investment losses from sales and maturities	(83)	(88)	(235)	(194)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	138	148	232	273
Equity securities, available-for-sale
Proceeds from sales	$1,316	$1,137	$2,481	$2,185
Gross investment gains from sales	198	124	331	231
Gross investment losses from sales	(22)	(29)	(60)	(52)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(26)	$(33)	$(42)	$(103)
Writedowns for impairments on equity securities	(7)	(1)	(17)	(8)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Balance, beginning of period	$838	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(59)	(199)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairment recognized in the current period on securities not previously impaired	10	12
Additional credit loss impairments recognized in the current period on securities previously impaired	0	4
Increases due to the passage of time on previously recorded credit losses	9	18
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(9)

Balance, end of period	$794	$794

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Balance, beginning of period	$1,089	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(53)	(150)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairment recognized in the current period on securities not previously impaired	7	8
Additional credit loss impairments recognized in the current period on securities previously impaired	27	39
Increases due to the passage of time on previously recorded credit losses	14	26
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(9)

Balance, end of period	$1,080	$1,080

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$726	$726	$697	$697

Fixed maturities:
Corporate securities	12,097	12,829	12,109	12,616
Commercial mortgage-backed securities	2,450	2,498	2,417	2,441
Residential mortgage-backed securities(1)	1,772	1,795	1,857	1,830
Asset-backed securities(2)	1,159	1,181	1,096	1,107
Foreign government bonds	639	659	579	596
U.S. government authorities and agencies and obligations of U.S. states	302	353	303	341

Total fixed maturities	18,419	19,315	18,361	18,931
Equity securities	1,005	1,232	913	1,199

Total trading account assets supporting insurance liabilities	$20,150	$21,273	$19,971	$20,827

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income”, was $201 million and ($596) million during the three months ended June 30, 2014 and 2013, respectively, and $267 million and ($493) million during the six months ended June 30, 2014 and 2013, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$85	$86	$105	$106
Fixed maturities	6,265	6,361	4,653	4,723
Equity securities	1,026	1,160	1,051	1,177
Other	8	13	3	7

Subtotal	$7,384	7,620	$5,812	6,013

Derivative instruments		1,045		440

Total other trading account assets		$8,665		$6,453

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income” was $9 million and $13 million during the three months ended June 30, 2014 and 2013, respectively, and $35 million and $87 million during the six months ended June 30, 2014 and 2013, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both June 30, 2014 and December 31, 2013, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$61,968	$68,248	$59,775	$65,389
Fixed maturities, held-to-maturity	949	1,096	916	1,032
Trading account assets supporting insurance liabilities	490	498	451	458
Other trading account assets	39	39	38	39
Short-term investments	0	0	0	0
Cash equivalents	296	296	107	107

Total	$63,742	$70,177	$61,287	$67,025

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,257	$8,322	$6,672	$7,277
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	61	62	61	61
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$7,318	$8,384	$6,733	$7,338

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$8,455	20.6%	$7,762	19.9%
Retail	8,458	20.6	8,698	22.3
Apartments/Multi-Family	8,883	21.6	7,492	19.2
Industrial	7,372	17.9	7,390	18.9
Hospitality	2,068	5.0	2,050	5.2
Other	3,691	9.0	3,464	8.9

Total commercial mortgage loans	38,927	94.7	36,856	94.4
Agricultural property loans	2,173	5.3	2,183	5.6

Total commercial and agricultural mortgage loans by property type	41,100	100.0%	39,039	100.0%

Valuation allowance	(192)		(195)

Total net commercial and agricultural mortgage loans by property type	40,908		38,844

Other loans
Uncollateralized loans	1,232		1,306
Residential property loans	512		544
Other collateralized loans	328		335

Total other loans	2,072		2,185
Valuation allowance	(16)		(21)

Total net other loans	2,056		2,164

Total commercial mortgage and other loans(1)	$42,964		$41,008

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada, Europe, Mexico and Asia with the largest concentrations in California (26%), New York (10%), and Texas (9%) at June 30, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to / (release of) allowance of losses	4	0	0	(1)	(2)	1
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	0	0

Total ending balance	$185	$7	$6	$0	$10	$208

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance of losses	12	(7)	(3)	(9)	(2)	(9)
Charge-offs, net of recoveries	(33)	(6)	0	0	0	(39)
Change in foreign exchange	0	0	(2)	0	(3)	(5)

Total ending balance	$188	$7	$6	$3	$12	$216

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$11	$0	$0	$0	$0	$11
Ending balance: collectively evaluated for impairment	174	7	6	0	10	197
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$185	$7	$6	$0	$10	$208

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$400	$4	$0	$4	$2	$410
Ending balance gross of reserves: collectively evaluated for impairment	38,527	2,169	512	324	1,230	42,762
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$38,927	$2,173	$512	$328	$1,232	$43,172

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$16	$0	$0	$3	$0	$19
Ending balance: collectively evaluated for impairment	172	7	6	0	12	197
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$188	$7	$6	$3	$12	$216

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$429	$5	$0	$7	$2	$443
Ending balance gross of reserves: collectively evaluated for impairment	36,427	2,178	544	328	1,304	40,781
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$36,856	$2,183	$544	$335	$1,306	$41,224

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	June 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$14	$14	$0	$24	$0
Agricultural property loans	1	1	0	3	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$15	$17	$0	$27	$0

With an allowance recorded:
Commercial mortgage loans	$114	$115	$11	$73	$3
Agricultural property loans	2	2	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	3	3	0	4	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$119	$120	$11	$78	$3

Total:
Commercial mortgage loans	$128	$129	$11	$97	$3
Agricultural property loans	3	3	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	3	3	0	4	0
Uncollateralized loans	0	2	0	0	0

Total	$134	$137	$11	$105	$3

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$33	$33	$0	$30	$1
Agricultural property loans	5	5	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$38	$40	$0	$32	$1

With an allowance recorded:
Commercial mortgage loans	$54	$55	$16	$121	$1
Agricultural property loans	0	0	0	10	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$59	$60	$19	$139	$4

Total:
Commercial mortgage loans	$87	$88	$16	$151	$2
Agricultural property loans	5	5	0	12	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	2	0	0	0

Total	$97	$100	$19	$171	$5

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2014 and December 31, 2013 was $204 million and $158 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both June 30, 2014 and December 31, 2013, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators as of June 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$20,299	$560	$354	$21,213
60%-69.99%	11,675	436	268	12,379
70%-79.99%	4,099	479	41	4,619
Greater than 80%	354	183	179	716

Total commercial mortgage loans	$36,427	$1,658	$842	$38,927

Agricultural property loans

	Debt Service Coverage Ratio—June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,027	$134	$2	$2,163
60%-69.99%	10	0	0	10
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,037	$134	$2	$2,173

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$22,326	$694	$356	$23,376
60%-69.99%	11,685	436	268	12,389
70%-79.99%	4,099	479	41	4,619
Greater than 80%	354	183	179	716

Total commercial and agricultural mortgage loans	$38,464	$1,792	$844	$41,100

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

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

	June 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$38,918	$5	$3	$0	$1	$9	$38,927	$9
Agricultural property loans	2,172	0	0	0	1	1	2,173	1
Residential property loans	493	7	4	0	8	19	512	9
Other collateralized loans	328	0	0	0	0	0	328	3
Uncollateralized loans	1,232	0	0	0	0	0	1,232	2

Total	$43,143	$12	$7	$0	$10	$29	$43,172	$24

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$36,821	$16	$0	$0	$19	$35	$36,856	$154
Agricultural property loans	2,182	0	0	0	1	1	2,183	2
Residential property loans	520	11	3	0	10	24	544	10
Other collateralized loans	334	0	0	0	1	1	335	5
Uncollateralized loans	1,306	0	0	0	0	0	1,306	2

Total	$41,163	$27	$3	$0	$31	$61	$41,224	$173

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

For both the three and six months ended June 30, 2014, there were no new commercial mortgage and other loans acquired, other than those through direct origination, nor were there any new commercial mortgage and other loans sold, other than those classified as held-for-sale. For the three months ended June 30, 2013, there were no new commercial mortgage and other loans acquired, other than those through direct origination, and there were $7 million of commercial mortgage and other loans sold, other than those classified as held-for-sale. For the six months ended June 20, 2013, there were $718 million of commercial mortgage and other loans acquired, other than those through direct origination and $7 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months and six months ended June 30, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and six months ended June 30, 2014 and 2013, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$2,669	$2,641	$5,286	$5,292
Fixed maturities, held-to-maturity	42	30	82	61
Equity securities, available-for-sale	105	94	189	172
Trading account assets	259	234	517	472
Commercial mortgage and other loans	522	492	1,020	982
Policy loans	158	150	312	298
Short-term investments and cash equivalents	8	11	17	21
Other long-term investments	175	199	517	332

Gross investment income	3,938	3,851	7,940	7,630
Less: investment expenses	(184)	(140)	(348)	(281)

Net investment income	$3,754	$3,711	$7,592	$7,349

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2014 and 2013, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities	$367	$291	$624	$344
Equity securities	169	94	254	171
Commercial mortgage and other loans	8	24	16	37
Investment real-estate	0	0	0	0
Joint ventures and limited partnerships	0	(5)	1	(6)
Derivatives(1)	60	(1,430)	(85)	(2,300)
Other	5	2	7	7

Realized investment gains (losses), net	$609	$(1,024)	$817	$(1,747)

(1)	Includes the offset of hedged items in qualifying effective hedge relationship prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$284	$110
Fixed maturity securities, available-for-sale—all other	26,432	18,029
Equity securities, available-for-sale	3,004	2,907
Derivatives designated as cash flow hedges(1)	(533)	(446)
Other investments(2)	15	4

Net unrealized gains (losses) on investments	$29,202	$20,604

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of June 30, 2014, includes $11 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,225	$5	$83	$3	$1,308	$8
Obligations of U.S. states and their political subdivisions	53	0	587	20	640	20
Foreign government bonds	967	26	2,046	112	3,013	138
Corporate securities	5,037	65	22,766	1,158	27,803	1,223
Commercial mortgage-backed securities	423	2	1,984	56	2,407	58
Asset-backed securities	1,358	7	2,883	143	4,241	150
Residential mortgage-backed securities	2	0	413	9	415	9

Total	$9,065	$105	$30,762	$1,501	$39,827	$1,606

Equity securities, available-for-sale	$492	$26	$1	$0	$493	$26

(1)	Includes $174 million of fair value and $17 million of gross unrealized losses at June 30, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,913	$95	$6	$1	$3,919	$96
Obligations of U.S. states and their political subdivisions	1,187	129	43	8	1,230	137
Foreign government bonds	3,260	211	438	55	3,698	266
Corporate securities	29,574	1,618	14,094	1,814	43,668	3,432
Commercial mortgage-backed securities	4,267	128	605	35	4,872	163
Asset-backed securities	3,007	42	2,556	274	5,563	316
Residential mortgage-backed securities	1,590	34	239	7	1,829	41

Total	$46,798	$2,257	$17,981	$2,194	$64,779	$4,451

Equity securities, available-for-sale	$586	$24	$1	$0	$587	$24

(1)	Includes $210 million of fair value and $24 million of gross unrealized losses at December 31, 2013, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at June 30, 2014 and December 31, 2013, are composed of $1,484 million and $4,178 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $122 million and $274 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2014, the $1,501 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, capital goods, and finance sectors of the Company’s corporate securities. At December 31, 2013, the $2,194 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At June 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their remaining amortized cost bases.

At June 30, 2014, $2 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2013, $4 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2014 or December 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE.

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles (commonly referred to as collateralized loan obligations, or “CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs.

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Fixed maturities, available-for-sale	$54	$68	$115	$108
Fixed maturities, held-to-maturity	0	0	903	871
Trading account assets supporting insurance liabilities	0	0	10	11
Other trading account assets	5,473	3,832	0	0
Commercial mortgage and other loans	13	23	300	300
Other long-term investments	0	0	86	87
Cash and cash equivalents	493	566	0	(3)
Accrued investment income	26	19	4	4
Other assets	171	132	0	0

Total assets of consolidated VIEs	$6,230	$4,640	$1,418	$1,378

Notes issued by consolidated VIEs	$4,573	$3,302	$0	$0
Other liabilities	554	631	1	1

Total liabilities of consolidated VIEs	$5,127	$3,933	$1	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of June 30, 2014, the maturities of these obligations were greater than five years.

In addition, not reflected in the table above, the Company has created a trust that is a VIE to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued with limited exception. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,203 million and $2,381 million at June 30, 2014 and December 31, 2013, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $154 million and $489 million at June 30, 2014 and December 31, 2013, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $8,185 million and $9,426 million as of June 30, 2014 and December 31, 2013, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,541 million and $7,244 million as of June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company recognized a policyholder dividend obligation of $1,187 million and $887 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,939 million and $3,624 million at June 30, 2014 and December 31, 2013, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI. See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,040	$50,258
Policyholders’ dividends payable	902	907
Policyholders’ dividend obligation	6,126	4,511
Policyholders’ account balances	5,328	5,359
Other Closed Block liabilities	5,774	4,281

Total Closed Block Liabilities	68,170	65,316

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	41,402	39,169
Other trading account assets, at fair value	261	291
Equity securities, available-for-sale, at fair value	3,789	3,884
Commercial mortgage and other loans	9,073	8,762
Policy loans	4,945	5,013
Other long-term investments	2,607	2,085
Short-term investments	1,333	1,790

Total investments	63,410	60,994
Cash and cash equivalents	765	544
Accrued investment income	537	542
Other Closed Block assets	530	296

Total Closed Block Assets	65,242	62,376

Excess of reported Closed Block Liabilities over Closed Block Assets	2,928	2,940
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,931	3,615
Allocated to policyholder dividend obligation	(4,939)	(3,624)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,920	$2,931

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2014
(in millions)
Balance, January 1	$4,511
Impact from earnings allocable to policyholder dividend obligation	300
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,315

Balance, June 30	$6,126

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Premiums	$711	$711	$1,350	$1,358
Net investment income	683	714	1,404	1,421
Realized investment gains (losses), net	369	(20)	504	76
Other income	19	5	34	15

Total Closed Block revenues	1,782	1,410	3,292	2,870

Benefits and Expenses
Policyholders’ benefits	911	870	1,703	1,685
Interest credited to policyholders’ account balances	33	34	67	68
Dividends to policyholders	688	408	1,265	911
General and administrative expenses	111	118	225	237

Total Closed Block benefits and expenses	1,743	1,430	3,260	2,901

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	39	(20)	32	(31)
Income tax expense (benefit)	33	(25)	21	(41)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	6	5	11	10
Income (loss) from discontinued operations, net of taxes	0	0	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$6	$5	$11	$10

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2013	660.1	199.0	461.1	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	5.9	(5.9)	0.0
Stock-based compensation programs(1)	0.0	(3.2)	3.2	0.0

Balance, June 30, 2014	660.1	201.7	458.4	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2013 through June 30

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2014. As of June 30, 2014, 12.0 million shares of the Company’s common stock were repurchased under this authorization at a total cost of $1.0 billion, of which 5.9 million shares were repurchased in the first six months of 2014 at a total cost of $500 million.

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30, 2015. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	241	7,175	(3)	7,413
Amounts reclassified from AOCI	(2)	(856)	46	(812)
Income tax benefit (expense)	(47)	(2,142)	(16)	(2,205)

Balance, June 30, 2014	$79	$14,521	$(1,523)	$13,077

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(1,416)	(628)	30	(2,014)
Amounts reclassified from AOCI	0	(524)	63	(461)
Income tax benefit (expense)	401	342	(33)	710

Balance, June 30, 2013	$(87)	$10,592	$(2,056)	$8,449

(1)	Includes cash flow hedges of $(533) million and $(446) million as of June 30, 2014 and December 31, 2013, respectively, and $(98) million and $(257) million as of June 30, 2013 and December 31, 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statement of Operations
	2014	2013	2014	2013
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$1	$1	$2	$0	Realized investment gains (losses), net

Total foreign currency translation adjustment	1	1	2	0

Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(6)	(8)	(12)	(12)	(3)
Cash flow hedges—Currency/Interest rate	(6)	(26)	(10)	(44)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	536	384	878	514
Net unrealized investment gains (losses)—all other	0	0	0	66

Total net unrealized investment gains (losses)	524	350	856	524	(4)

Amortization of defined benefit pension items:
Prior service cost	5	5	11	11	(5)
Actuarial gain (loss)	(29)	(37)	(57)	(74)	(5)

Total amortization of defined benefit pension items	(24)	(32)	(46)	(63)

Total reclassifications for the period	$501	$319	$812	$461

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113
Net investment gains (losses) on investments arising during the period	134				(47)	87
Reclassification adjustment for (gains) losses included in net income	41				(14)	27
Reclassification adjustment for OTTI losses excluded from net income(1)	(1)				0	(1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(1)			0	(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(3)		1	(2)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(97)	34	(63)

Balance, June 30, 2014	$284	$(6)	$1	$(33)	$(86)	$160

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Cost, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231
Net investment gains (losses) on investments arising during the period	9,320				(3,194)	6,126
Reclassification adjustment for (gains) losses included in net income	(897)				314	(583)
Reclassification adjustment for OTTI losses excluded from net income(2)	1				0	1
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(398)			139	(259)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(554)		195	(359)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,222)	426	(796)

Balance, June 30, 2014	$28,918	$(1,117)	$(1,233)	$(4,916)	$(7,291)	$14,361

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,068			$(492)
Direct equity adjustment	(3)			1
Less: Income (loss) attributable to noncontrolling interests	23			27
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	10			2

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,032	459.4	$2.25	$(520)	464.1	$(1.12)

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$10			$2
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	10			2
Stock options		3.0			0.0
Deferred and long-term compensation programs		0.7			0.0
Exchangeable Surplus Notes	5	5.4		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,037	468.5	$2.21	$(520)	464.1	$(1.12)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$2,300			$(1,193)
Direct equity adjustment	(5)			5
Less: Income (loss) attributable to noncontrolling interests	34			62
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	21			4

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,240	460.1	$4.87	$(1,254)	464.2	$(2.70)

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$21			$4
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	21			4
Stock options		3.1			0.0
Deferred and long-term compensation programs		0.8			0.0
Exchangeable Surplus Notes	9	5.4		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,249	469.4	$4.79	$(1,254)	464.2	$(2.70)

(1)	For the three and six months ended June 30, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the three and six months ended June 30, 2013, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock after direct equity adjustment, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

available to holders of Common Stock after direct equity adjustment, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. For the three and six months ended June 30, 2013, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2014 were based on 4.3 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. For the three and six months ended June 30, 2014 and 2013, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended June 30,
	2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.3	$89.48	9.1	$72.64
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		11.3
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		5.2

Total antidilutive stock options and shares	2.3		25.6

	Six Months Ended June 30,
	2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.1	$89.88	11.2	$70.73
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		9.2
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		5.2

Total antidilutive stock options and shares	2.1		25.6

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$41			$3
Less: Direct equity adjustment	(3)			1

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$44	2.0	$22.00	$2	2.0	$1.00

	Six Months Ended June 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$54			$18
Less: Direct equity adjustment	(5)			5

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$59	2.0	$29.50	$13	2.0	$6.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in millions)
Commercial paper:
Prudential Financial	$268	$190
Prudential Funding, LLC	710	460

Subtotal commercial paper	978	650
Other notes payable	326	0
Current portion of long-term debt(1)	2,500	2,019

Total short-term debt(2)	$3,804	$2,669

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$357	$466
Daily average commercial paper outstanding	$1,366	$1,309
Weighted average maturity of outstanding commercial paper, in days	35	18
Weighted average interest rate on outstanding short-term debt(3)	0.23%	0.17%

(1)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both June 30, 2014 and December 31, 2013.
(2)	Includes Prudential Financial debt of $2,589 million and $1,721 million at June 30, 2014 and December 31, 2013, respectively.
(3)	Excludes the current portion of long-term debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial’s commercial paper borrowings have generally been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2013, the 5% limitation equates to a maximum amount of pledged assets of $8.6 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.2 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of June 30, 2014, Prudential Insurance had pledged assets with a fair value of $2.7 billion supporting aggregate outstanding collateralized advances and collateralized funding agreements of $2.2 billion. As of June 30, 2014, an outstanding advance of $0.3 billion is in “Long-term debt” and matures in December 2015 and outstanding funding agreements, totaling $1.9 billion are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.1 billion as of June 30, 2014.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of June 30, 2014, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $0.2 billion.

Credit Facilities

The Company’s syndicated, unsecured committed credit facilities at June 30, 2014 are as follows:

Borrower	Original Term	Expiration Date	Capacity	Outstanding
			(in millions)
Prudential Financial	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding	3-year	Nov-2016	1,750	0

			$3,750	$0

The above credit facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of June 30, 2014, there were no outstanding

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

borrowings under either credit facility. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18,985 million, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of June 30, 2014, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

Long-term Debt

Surplus Notes

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes for the purpose of financing non-economic reserves under a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX.” Under these agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. At June 30, 2014, $1,750 million of surplus notes were outstanding under these agreements, an increase of $250 million from December 31, 2013.

In December 2013, another captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note in an aggregate principal amount of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

up to $2.0 billion in order to finance non-economic reserves under a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” In June 2014, the facility was amended to increase the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increase the maximum potential size of the facility to $4.0 billion and add additional external counterparties. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. As of June 30, 2014, an aggregate of $1,838 million of surplus notes were outstanding under the facility, an increase of $938 million from December 31, 2013.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and the credit-linked notes issued are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-term notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of June 30, 2014, the outstanding amount of medium-term notes issued under this program was $13.4 billion, an increase of $0.7 billion from December 31, 2013, due to $1.2 billion of issuances, as presented in the following table, offset by maturities of $0.5 billion.

Issue Date	Principal Amount	Interest Rate	Maturity Date
	(in millions)
May 15, 2014	$500	4.600%	May 15, 2044
May 15, 2014	$700	3.500%	May 15, 2024

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Components of net periodic (benefit) cost
Service cost	$59	$62	$4	$4
Interest cost	121	109	24	22
Expected return on plan assets	(179)	(192)	(29)	(21)
Amortization of prior service cost	(2)	(2)	(3)	(3)
Amortization of actuarial (gain) loss, net	22	23	7	14
Settlements	1	0	0	0
Special termination benefits	0	0	0	0

Net periodic (benefit) cost	$22	$0	$3	$16

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Service cost	$118	$127	$8	$8
Interest cost	241	219	48	44
Expected return on plan assets	(356)	(384)	(58)	(42)
Amortization of prior service cost	(5)	(5)	(6)	(6)
Amortization of actuarial (gain) loss, net	43	46	14	28
Settlements	2	0	0	0
Special termination benefits	0	2	0	0

Net periodic (benefit) cost	$43	$5	$6	$32

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

•

the contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down status, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net gains (losses) from:(1)
Terminated hedges of foreign currency earnings	$66	$67	$144	$103
Current period yield adjustments	$122	$103	$246	$205
Principal source of earnings	$13	$43	$27	$69

(1)	In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses”, discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset before their final maturity of $34 million and $18 million for the three months ended June 30, 2014 and 2013, respectively, and $52 million and $36 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, as of June 30, 2014, there was a $362 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net gains (losses) from:
Other trading account assets	$11	$36	$33	$85
Foreign currency exchange movements	$(231)	$(1,560)	$0	$(4,025)
Other activities	$9	$1	$13	$112

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

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amounts in the table above are largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss)” under U.S. GAAP, while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $9 million and $16 million in the three and six months ended June 30, 2014, respectively, and $117 million in the six months ended June 30, 2013. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net losses of less than $1 million and net gains of $4 million for the three months ended June 30, 2014 and 2013, respectively, and net losses of $2 million and net gains of $2 million for the six months ended June 30, 2014 and 2013, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Divested businesses

The contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$390	$400	$778	$772
Retirement	286	279	650	507
Asset Management	200	172	393	341

Total U.S. Retirement Solutions and Investment Management Division	876	851	1,821	1,620

Individual Life	158	141	283	278
Group Insurance	46	22	52	31

Total U.S. Individual Life and Group Insurance Division	204	163	335	309

International Insurance	884	850	1,721	1,727

Total International Insurance Division	884	850	1,721	1,727

Corporate Operations	(341)	(347)	(683)	(661)

Total Corporate and Other	(341)	(347)	(683)	(661)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,623	1,517	3,194	2,995

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(202)	(2,698)	(153)	(6,003)
Charges related to realized investment gains (losses), net	(71)	468	(128)	770
Investment gains (losses) on trading account assets supporting insurance liabilities, net	225	(471)	326	(376)
Change in experience-rated contractholder liabilities due to asset value changes	(189)	471	(232)	328
Divested businesses	47	(84)	120	(55)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	18	24	29	(10)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,451	(773)	3,156	(2,351)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	56	4	69	23

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,507	$(769)	$3,225	$(2,328)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenue				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2014	December 31, 2013
	2014	2013	2014	2013
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,171	$1,119	$2,328	$2,187	$169,535	$160,778
Retirement	1,469	1,521	3,000	2,857	175,172	170,762
Asset Management	713	662	1,380	1,304	47,905	45,040

Total U.S. Retirement Solutions and Investment Management Division	3,353	3,302	6,708	6,348	392,612	376,580

Individual Life	1,318	1,212	2,614	2,367	70,390	64,990
Group Insurance	1,342	1,399	2,704	2,801	40,784	39,185

Total U.S. Individual Life and Group Insurance Division	2,660	2,611	5,318	5,168	111,174	104,175

International Insurance	5,252	5,940	10,327	12,290	180,465	168,677

Total International Insurance Division	5,252	5,940	10,327	12,290	180,465	168,677

Corporate Operations	(152)	(133)	(304)	(286)	10,000	13,947

Total Corporate and Other	(152)	(133)	(304)	(286)	10,000	13,947

Total	11,113	11,720	22,049	23,520	694,251	663,379

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(202)	(2,700)	(153)	(6,005)
Charges related to realized investment gains (losses), net	(3)	(85)	(11)	(154)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	225	(471)	326	(376)
Divested businesses	182	117	392	316
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	(4)	(4)	(72)

Total Financial Services Businesses	11,311	8,577	22,599	17,229	694,251	663,379

Closed Block Business	1,835	1,464	3,401	2,983	71,286	68,402

Total per Unaudited Interim Consolidated Financial Statements	$13,146	$10,041	$26,000	$20,212	$765,537	$731,781

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Asset Management segment intersegment revenues	$154	$153	$310	$303

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at June 30, 2014:

Major Tax Jurisdiction	Open Tax Years
United States	2004 – 2013
Japan	Fiscal years ended March 31, 2009 – 2014
Korea	Fiscal years ended March 31, 2009 – 2013 and the period ended December 31, 2013

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first six months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

For tax years 2007 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax return. If disagreements arise, accelerated resolutions programs are available to try to resolve the disagreements in a timely manner before the tax return is filed.

In July 2014, the IRS issued an IDD relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for these hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company is analyzing the potential impact of electing this tax accounting method.

Total income tax expense includes additional U.S. income tax expense related to the realization of local deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of June 30, 2014, additional U.S. income tax expense related to the utilization of opening balance sheet local deferred tax assets has been recognized between the Statement of Operations and Other Comprehensive Income as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet local deferred tax assets after valuation allowance that will result in additional U.S. income tax expense	$56	$678	$734
Additional U.S. income tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
2013	15	40	55
Six months ended June 30, 2014	0	32	32

Subtotal	56	657	713
Additional U.S. income tax expense (benefit) recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional U.S. income tax expense	$0	$21	$21

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. income tax expense recognized in 2012 was a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar, which resulted in the Company recording an additional U.S. income tax expense of $108 million in the first six months of 2013. Future losses in pre-tax income of Gibraltar Life, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities, may reduce the amount of additional U.S income tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional U.S. income tax expense recognized in Other Comprehensive Income.

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

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,099	$0	$		$17,099
Obligations of U.S. states and their political subdivisions	0	5,312	0			5,312
Foreign government bonds	0	88,136	2			88,138
Corporate securities	0	160,986	1,295			162,281
Asset-backed securities	0	6,583	4,133			10,716
Commercial mortgage-backed securities	0	14,393	49			14,442
Residential mortgage-backed securities	0	6,477	7			6,484

Subtotal	0	298,986	5,486			304,472
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	192	0			192
Obligations of U.S. states and their political subdivisions	0	191	0			191
Foreign government bonds	0	695	12			707
Corporate securities	0	18,803	129			18,932
Asset-backed securities	0	891	453			1,344
Commercial mortgage-backed securities	0	2,512	2			2,514
Residential mortgage-backed securities	0	1,794	2			1,796
Equity securities	1,408	221	763			2,392
All other(3)	704	8,863	6		(7,703)	1,870

Subtotal	2,112	34,162	1,367		(7,703)	29,938

Equity securities, available-for-sale	7,025	2,898	299			10,222
Commercial mortgage and other loans	0	204	0			204
Other long-term investments	19	161	1,442		(11)	1,611
Short-term investments	4,203	942	0			5,145
Cash equivalents	2,008	5,080	0			7,088
Other assets	3	158	4			165

Subtotal excluding separate account assets	15,370	342,591	8,598		(7,714)	358,845
Separate account assets(4)	50,568	222,454	23,779			296,801

Total assets	$65,938	$565,045	$32,377		$(7,714)	$655,646

Future policy benefits(5)	$0	$0	$3,400	$		$3,400
Other liabilities	4	7,619	5		(7,055)	573
Notes of consolidated VIEs	0	0	4,539			4,539

Total liabilities	$4	$7,619	$7,944		$(7,055)	$8,512

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,400	$0	$		$15,400
Obligations of U.S. states and their political subdivisions	0	3,735	0			3,735
Foreign government bonds	0	82,787	1			82,788
Corporate securities	0	152,449	1,329			153,778
Asset-backed securities	0	7,147	3,442			10,589
Commercial mortgage-backed securities	0	13,708	165			13,873
Residential mortgage-backed securities	0	6,695	8			6,703

Subtotal	0	281,921	4,945			286,866
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	643	0			643
Corporate securities	0	16,865	115			16,980
Asset-backed securities	0	876	403			1,279
Commercial mortgage-backed securities	0	2,466	0			2,466
Residential mortgage-backed securities	0	1,828	2			1,830
Equity securities	1,309	225	842			2,376
All other(3)	591	7,899	6		(7,246)	1,250

Subtotal	1,900	31,258	1,368		(7,246)	27,280

Equity securities, available-for-sale	6,938	2,668	304			9,910
Commercial mortgage and other loans	0	158	0			158
Other long-term investments	19	109	1,396		5	1,529
Short-term investments	6,139	1,046	0			7,185
Cash equivalents	2,461	4,521	0			6,982
Other assets	3	209	4			216

Subtotal excluding separate account assets	17,460	321,890	8,017		(7,241)	340,126
Separate account assets(4)	49,182	213,275	22,603			285,060

Total assets	$66,642	$535,165	$30,620		$(7,241)	$625,186

Future policy benefits(5)	$0	$0	$441	$		$441
Other liabilities	1	9,458	5		(7,257)	2,207
Notes of consolidated VIEs	0	0	3,254			3,254

Total liabilities	$1	$9,458	$3,700		$(7,257)	$5,902

(1)	“Netting” amounts represent cash collateral of $659 million and ($16) million as of June 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes Trading Account Assets Supporting Insurance Liabilities and Other Trading Account Assets.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(5)	As of June 30, 2014, the net embedded derivative liability position of $3.4 billion includes $1.0 billion of embedded derivatives in an asset position and $4.4 billion of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $0.4 billion includes $1.5 billion of embedded derivatives in an asset position and $1.9 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2014 and December 31, 2013, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and “to be announced” (“TBA”) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

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

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2—Transfers into or out of Level 1 and 2 are generally reported as the values as of the beginning of the period in which the transfer occurs. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. In addition, the classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended June 30, 2014, $17 million were transferred from Level 1 to Level 2 and $22 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2014, $150 million were transferred from Level 1 to Level 2 and $55 million were transferred from Level 2 to Level 1. During the three months ended June 30, 2013, $50 million were transferred from Level 1 to Level 2 and $6 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2013, $56 million were transferred from Level 1 to Level 2 and $2.3 billion were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2014
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$14	$14
Corporate securities	660	764	1,424
Asset-backed securities	229	4,357	4,586
Commercial mortgage-backed securities	13	38	51
Residential mortgage-backed securities	3	6	9
Equity securities	141	921	1,062
Other long-term investments	5	1,437	1,442
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,061	7,537	8,598
Separate account assets	22,850	929	23,779

Total assets	$23,911	$8,466	$32,377

Future policy benefits	$3,400	$0	$3,400
Other liabilities	5	0	5
Notes of consolidated VIEs	0	4,539	4,539

Total liabilities	$3,405	$4,539	$7,944

	As of December 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	660	784	1,444
Asset-backed securities	283	3,562	3,845
Commercial mortgage-backed securities	14	151	165
Residential mortgage-backed securities	3	7	10
Equity securities	141	1,005	1,146
Other long-term investments	9	1,387	1,396
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,120	6,897	8,017
Separate account assets	21,665	938	22,603

Total assets	$22,785	$7,835	$30,620

Future policy benefits	$441	$0	$441
Other liabilities	5	0	5
Notes of consolidated VIEs	0	3,254	3,254

Total liabilities	$446	$3,254	$3,700

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of June 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.12%	-	15%	9.45%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.25X	6.06X	Increase
		Liquidation	Liquidation value	16.90%	-	92.36%	65.76%	Increase

Asset-backed securities	$229	Discounted cash flow	Prepayment rate(3)	2.82%	-	28.03%	5.82%	Increase
			Default rate(3)	0.49%	-	6.14%	0.74%	Decrease
			Loss severity(3)	35.00%	-	45.00%	40.77%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.35	-	14.02	5.34	Increase
			Comparable spreads	0.16%	-	5.79%	1.08%	Decrease
			Comparable security yields	0.66%	-	10.00%	5.73%	Decrease

Liabilities:
Future policy benefits(4)	$3,400	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.02%	-	1.03%		Decrease
			Utilization rate(7)	70%	-	98%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	14%	-	28%		Increase

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.25%	-	15%	8.52%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.0X	6.0X	Increase
		Liquidation	Liquidation value	11.61%	-	100.0%	59.17%	Increase

Asset-backed securities	$283	Discounted cash flow	Prepayment rate(3)	2.82%	-	27.41%	10.23%	Increase
			Default rate(3)	0.49%	-	31.85%	2.62%	Decrease
			Loss severity(3)	15.06%	-	45.00%	33.00%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.16	-	14.76	5.05	Increase
			Comparable spreads	0.19%	-	45.19%	3.65%	Decrease
			Comparable security yields	0.61%	-	10.00%	6.52%	Decrease

Liabilities:
Future policy benefits(4)	$441	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.08%	-	1.09%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	15%	-	28%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits—The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets—Separate account assets include $21,886 million and $20,806 million of investments in real estate as of June 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 9.75% (6.14% weighted average) as of June 30, 2014, and 4.15% to 11.00% (6.35% weighted average) as of December 31, 2013, and discount rates, which ranged from 6.00% to 15.00% (7.49% weighted average) as of June 30, 2014, and 6.00% to 15.00% (7.71% weighted average) as of December 31, 2013. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 1.70% to 7.36% (4.17% weighted average) as of June 30, 2014, and 1.13% to 6.85% (4.17% weighted average) as of December 31, 2013, and market spread over base rate, which ranged from 1.55% to 4.83% (2.73% weighted average) as of June 30, 2014, and 1.60% to 4.75% (2.87% weighted average) as of December 31, 2013.

Commercial Mortgage Loans—Separate account assets include $910 million and $793 million of commercial mortgage loans as of June 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.10% to 1.91% (1.31% weighted average) as of June 30, 2014, and 1.25% to 1.98% (1.47% weighted average) as of December 31, 2013. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$2	$1,332	$4,055	$549	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	15	7	1	0
Included in other comprehensive income (loss)	0	0	0	20	3	3	0
Net investment income	0	0	0	3	4	0	0
Purchases	0	0	0	203	676	0	0
Sales	0	0	0	(196)	(45)	(6)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(117)	(536)	(1)	(1)
Foreign currency translation	0	0	0	2	1	0	0
Other(1)	0	0	0	4	(2)	0	0
Transfers into Level 3(2)	0	0	0	54	303	0	0
Transfers out of Level 3(2)	0	0	0	(25)	(333)	(497)	0

Fair Value, end of period	$0	$0	$2	$1,295	$4,133	$49	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(12)	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$121	$397	$51	$2	$771	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	3	0
Other income	0	2	3	0	0	12	(1)
Net investment income	0	0	1	0	0	0	0
Purchases	12	53	90	0	0	9	0
Sales	0	(46)	(9)	0	0	(26)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(1)	(11)	0	0	(8)	0
Foreign currency translation	0	0	0	0	0	3	0
Transfers into Level 3(2)	0	0	18	2	0	0	0
Transfers out of Level 3(2)	0	0	(36)	(51)	0	(1)	0

Fair Value, end of period	$12	$129	$453	$2	$2	$763	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$2	$0
Other income	$0	$1	$3	$0	$0	$8	$0

	Three Months Ended June 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$310	$0	$1,368	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	9	0
Other income	0	0	39	0
Included in other comprehensive income (loss)	(15)	0	0	0
Net investment income	0	0	(3)	0
Purchases	15	0	85	0
Sales	(12)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(48)	0
Foreign currency translation	0	0	2	0
Other(1)	0	0	(15)	0
Transfers into Level 3(2)	1	0	5	0
Transfers out of Level 3(2)	(2)	0	0	0

Fair Value, end of period	$299	$0	$1,442	$4

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$1	$0
Other income	$0	$0	$43	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,997	$(2,443)	$(6)	$(4,062)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	(732)	1	3
Interest credited to policyholders’ account balances	750	0	0	0
Net investment income	6	0	0	0
Purchases	524	0	0	0
Sales	(149)	0	0	0
Issuances	0	(225)	0	(480)
Settlements	(387)	0	0	0
Other(1)	57	0	0	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(25)	0	0	0

Fair Value, end of period	$23,779	$(3,400)	$(5)	$(4,539)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(751)	$1	$2
Interest credited to policyholders’ account	$501	$0	$0	$0

	Six Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,329	$3,442	$165	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	10	10	1	0
Included in other comprehensive income (loss)	0	0	0	67	6	2	0
Net investment income	0	0	0	4	9	0	0
Purchases	0	0	1	309	1,092	496	0
Sales	0	0	0	(283)	(49)	(6)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(149)	(732)	(4)	(1)
Foreign currency translation	0	0	0	6	3	0	0
Other(1)	0	0	0	4	(2)	0	0
Transfers into Level 3(2)	0	0	0	58	979	0	0
Transfers out of Level 3(2)	0	0	0	(60)	(625)	(605)	0

Fair Value, end of period	$0	$0	$2	$1,295	$4,133	$49	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(18)	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$403	$0	$2	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	2	0
Other income	0	6	4	0	0	11	0
Net investment income	0	0	1	0	0	0	0
Purchases	12	63	90	51	0	14	0
Sales	0	(51)	(9)	0	0	(34)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(4)	(24)	0	0	(79)	0
Foreign currency translation	0	0	0	0	0	8	0
Transfers into Level 3(2)	0	0	41	2	0	0	0
Transfers out of Level 3(2)	0	0	(53)	(51)	0	(1)	0

Fair Value, end of period	$12	$129	$453	$2	$2	$763	$6

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$2	$0
Other income	$0	$5	$4	$0	$0	$12	$0

	Six Months Ended June 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	0	3	0
Other income	0	0	59	0
Included in other comprehensive income (loss)	1	0	0	0
Net investment income	0	0	(2)	0
Purchases	18	0	94	0
Sales	(24)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(65)	0
Foreign currency translation	1	0	4	0
Other(1)	1	0	(52)	0
Transfers into Level 3(2)	1	0	5	0
Transfers out of Level 3(2)	(7)	0	0	0

Fair Value, end of period	$299	$0	$1,442	$4

Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$1	$0
Other income	$0	$0	$54	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	(2,514)	2	(1)
Interest credited to policyholders’ account balances	1,353	0	0	0
Net investment income	12	0	0	0
Purchases	832	0	0	0
Sales	(328)	0	0	0
Issuances	0	(445)	0	(1,284)
Settlements	(664)	0	0	0
Other(1)	57	0	(2)	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(95)	0	0	0

Fair Value, end of period	$23,779	$(3,400)	$(5)	$(4,539)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,538)	$2	$(1)
Interest credited to policyholders’ account	$872	$0	$0	$0

	Three Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,582	$3,797	$175	$10
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	15	6	1	0
Included in other comprehensive income (loss)	0	0	(1)	(26)	(17)	0	0
Net investment income	0	0	0	1	9	149	0
Purchases	0	0	0	82	852	0	0
Sales	0	0	0	(18)	(186)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(211)	(409)	(4)	1
Foreign currency translation	0	0	0	(48)	(43)	(3)	0
Transfers into Level 3(2)	0	0	13	228	0	0	0
Transfers out of Level 3(2)	0	0	0	(222)	0	(75)	0

Fair Value, end of period	$0	$0	$13	$1,383	$4,009	$243	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$1	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$102	$385	$31	$2	$998	$15
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(1)
Other income	0	1	7	0	0	17	0
Net investment income	0	0	1	0	0	0	0
Purchases	0	3	118	49	0	(1)	0
Sales	0	(3)	0	0	0	(62)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(12)	(84)	0	0	(12)	0
Foreign currency translation	0	0	(3)	0	0	(55)	0
Transfers into Level 3(2)	0	3	1	0	0	0	0
Transfers out of Level 3(2)	0	(4)	(1)	(26)	0	0	0

Fair Value, end of period	$0	$90	$424	$54	$2	$884	$14

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(2)
Other income	$0	$0	$7	$1	$0	$18	$0

	Three Months Ended June 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$302	$48	$1,037	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	2	2	0
Other income	0	0	49	0
Included in other comprehensive income (loss)	7	0	0	0
Net investment income	0	0	(2)	0
Purchases	10	0	32	0
Sales	(9)	0	41	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(37)	0
Foreign currency translation	(23)	0	20	0
Other(1)	0	0	(66)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	4	0	0	0

Fair Value, end of period	$292	$21	$1,082	$6

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$0
Other income	$0	$0	$33	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$20,984	$(1,900)	$0	$(1,768)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,744	(4)	4
Interest credited to policyholders’ account balances	600	0	0	0
Purchases	583	0	0	0
Sales	(257)	0	0	0
Issuances	0	(209)	0	(291)
Settlements	(419)	0	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	57	0	0	0
Transfers out of Level 3(2)	(16)	0	0	0

Fair Value, end of period	$21,672	$(365)	$(6)	$(2,055)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,730	$0	$5
Interest credited to policyholders’ account	$363	$0	$0	$0

	Six Months Ended June 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	6	11	1	0
Included in other comprehensive income (loss)	0	0	(1)	12	(1)	(1)	0
Net investment income	0	0	0	2	21	0	0
Purchases	0	0	4	302	1,383	237	0
Sales	0	0	(1)	(60)	(226)	(3)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(397)	(785)	(31)	0
Foreign currency translation	0	0	0	(111)	(105)	(9)	0
Transfers into Level 3(2)	0	0	13	233	8	0	0
Transfers out of Level 3(2)	0	0	0	(234)	0	(75)	0

Fair Value, end of period	$0	$0	$13	$1,383	$4,009	$243	$11

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$5	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$430	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(12)
Other income	0	(1)	8	0	0	40	1
Net investment income	0	0	2	0	0	0	0
Purchases	0	3	165	76	0	3	0
Sales	0	(5)	(1)	(1)	0	(103)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(40)	(172)	(1)	0	(13)	0
Foreign currency translation	0	0	(8)	(1)	0	(140)	0
Transfers into Level 3(2)	0	3	2	0	0	0	0
Transfers out of Level 3(2)	0	(4)	(2)	(27)	0	0	0

Fair Value, end of period	$0	$90	$424	$54	$2	$884	$14

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(13)
Other income	$0	$(1)	$9	$1	$0	$38	$1

	Six Months Ended June 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	2	1	(2)
Other income	0	0	84	0
Included in other comprehensive income (loss)	43	0	0	0
Net investment income	0	0	(2)	0
Purchases	12	0	59	0
Sales	(23)	0	0	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(98)	0
Foreign currency translation	(51)	0	19	0
Other(1)	(18)	0	(40)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$292	$21	$1,082	$6

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$(2)
Other income	$0	$0	$82	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	3,388	(4)	2
Interest credited to policyholders’ account balances	1,148	0	0	0
Purchases	781	0	0	0
Sales	(317)	0	0	0
Issuances	0	(407)	0	(640)
Settlements	(1,221)	0	0	(11)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	59	0	0	0
Transfers out of Level 3(2)	(50)	0	0	0

Fair Value, end of period	$21,672	$(365)	$(6)	$(2,055)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,346	$(3)	$2
Interest credited to policyholders’ account	$681	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories. For the three and six months ended June 30, 2014, Separate account assets of $57 million reported in Other represents assets acquired through the Gibraltar BSN Life Berhad acquisition as discussed in Note 3.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Transfers—Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company is able to validate.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include non-performance risk and exclude embedded derivatives which are typically recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other trading account assets,” “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$2	$7,556	$9	$0	$7,567
Currency	0	311	0	0	311
Credit	0	6	0	0	6
Currency/Interest Rate	0	532	0	0	532
Equity	9	420	6	0	435
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,714)	(7,714)

Total derivative assets	$12	$8,825	$15	$(7,714)	$1,138

Derivative liabilities:
Interest Rate	$4	$6,097	$3	$0	$6,104
Currency	0	147	0	0	147
Credit	0	38	0	0	38
Currency/Interest Rate	0	949	0	0	949
Equity	0	357	0	0	357
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,055)	(7,055)

Total derivative liabilities	$5	$7,588	$3	$(7,055)	$541

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$10	$6,122	$8	$0	$6,140
Currency	0	593	0	0	593
Credit	0	3	0	0	3
Currency/Interest Rate	0	647	0	0	647
Equity	14	376	0	0	390
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,241)	(7,241)

Total derivative assets	$25	$7,741	$8	$(7,241)	$533

Derivative liabilities:
Interest Rate	$5	$7,597	$5	$0	$7,607
Currency	0	425	0	0	425
Credit	0	49	0	0	49
Currency/Interest Rate	0	857	0	0	857
Equity	1	474	0	0	475
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(7,257)	(7,257)

Total derivative liabilities	$6	$9,402	$5	$(7,257)	$2,156

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2014, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2014, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2014.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$5	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	1	1	3
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	5	0	5	0
Transfers out of Level 3(1)	0	0	0	0

Fair Value, end of period	$6	$6	$6	$6

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$1	$1	$3
Other income	$0	$0	$0	$0

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$9	$2	$19	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	0	(11)	(1)
Other income	0	0	0	0
Purchases	1	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0

Fair Value, end of period	$8	$2	$8	$2

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$(11)	$(1)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. There were fair value reserve adjustments of $4 million for both the three and six months ended June 30, 2014, on certain commercial mortgage loans. The carrying value of these loans as of June 30, 2014 was $33 million. Similar commercial mortgage loan reserve adjustments resulted in a net gain of $1 million for the three months ended June 30, 2013. Nonrecurring fair value reserve adjustments in 2013 also included a net loss of $1 million for the three months ended March 31, 2013, resulting in no net impact for the six months ended June 30, 2013. The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the valuation hierarchy.

There were no intangible asset impairments recorded for the three and six months ended June 30, 2014 and 2013.

For mortgage servicing rights, valuation reserve decreases of $4 million were recorded for the three months ended June 30, 2014 and $8 million for the six months ended June 30, 2014. There were valuation reserve increases of $2 million for the three months ended June 30, 2013 and $1 million for the six months ended June 30, 2013. Mortgage servicing rights are revalued based on internal models and classified as Level 3 in the valuation hierarchy. There were no impairments for either the three or six months ended June 30, 2014, on real estate held for investment. Impairments of $1 million were recorded for both the three and six months ended June 30, 2013. These impairments were based primarily on appraised value and classified as Level 3 in the valuation hierarchy. For certain cost method investments, there were no impairments recorded for the three months ended June 30, 2014. Impairments of $1 million were recorded for the six months ended June 30, 2014. Impairments of $7 million were recorded for the three months ended June 30, 2013 and $10 million for the six months ended June 30, 2013. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

Fair Value Option—The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage loans, other long-term investments and notes issued by consolidated variable interest entities, where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Assets:
Commercial mortgage loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$2	$0	$2
Other long-term investments:
Changes in fair value	$24	$9	$42	$31
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(3)	$0	$1	$(2)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage loans and “Other income” for other long-term investments and notes issued by consolidated variable interest entities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage loans is included in net investment income. The Company recorded $1 million and $2 million of interest income for the three months ended June 30, 2014 and 2013, respectively, and $3 million and $5 million for the six months ended June 30, 2014 and 2013, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage loans, for which the fair value option has been elected, were $204 million and $201 million, respectively, as of June 30, 2014, and $158 million and $154 million, respectively, as of December 31, 2013. As of June 30, 2014, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $944 million as of June 30, 2014 and $873 million as of December 31, 2013.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected, were $4,539 million and $4,595 million, respectively, as of June 30, 2014, and $3,254 million and $3,276 million, respectively as of December 31, 2013. Interest expense recorded for these liabilities was $50 million and $23 million for the three months ended June 30, 2014 and 2013, respectively, and $90 million and $40 million for the six months ended June 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,029	$1,435	$3,464	$3,171
Commercial mortgage and other loans	0	650	44,180	44,830	42,760
Policy loans	0	0	11,966	11,966	11,966
Other long-term investments	0	0	2,403	2,403	2,074
Short-term investments	0	518	0	518	518
Cash and cash equivalents	4,432	640	0	5,072	5,072
Accrued investment income	0	3,162	0	3,162	3,162
Other assets	66	2,320	133	2,519	2,519

Total assets	$4,498	$9,319	$60,117	$73,934	$71,242

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,590	$58,935	$98,525	$96,689
Securities sold under agreements to repurchase	0	8,786	0	8,786	8,786
Cash collateral for loaned securities	0	4,889	0	4,889	4,889
Short-term debt	0	3,859	0	3,859	3,804
Long-term debt	1,273	19,963	5,057	26,293	23,488
Notes of consolidated VIEs	0	0	27	27	34
Other liabilities	0	5,432	180	5,612	5,612
Separate account liabilities—investment contracts	0	83,674	23,497	107,171	107,171

Total liabilities	$1,273	$166,193	$87,696	$255,162	$250,473

	December 31, 2013
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,065	$1,488	$3,553	$3,312
Commercial mortgage and other loans	0	639	42,010	42,649	40,850
Policy loans	0	0	11,766	11,766	11,766
Other long-term investments	0	0	2,470	2,470	2,203
Short-term investments	0	518	0	518	518
Cash and cash equivalents	3,661	796	0	4,457	4,457
Accrued investment income	0	3,089	0	3,089	3,089
Other assets	162	2,147	252	2,561	2,561

Total assets	$3,823	$9,254	$57,986	$71,063	$68,756

Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,347	$57,253	$96,600	$95,476
Securities sold under agreements to repurchase	0	7,898	0	7,898	7,898
Cash collateral for loaned securities	0	5,040	0	5,040	5,040
Short-term debt	0	2,718	0	2,718	2,669
Long-term debt	1,078	19,453	5,038	25,569	23,553
Notes of consolidated VIEs	0	0	39	39	48
Other liabilities	0	5,803	266	6,069	6,069
Separate account liabilities—investment contracts	0	82,071	22,163	104,234	104,234

Total liabilities	$1,078	$162,330	$84,759	$248,167	$244,987

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2014 and December 31, 2013.

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

Policyholders’ Account Balances—Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products, the fair value is the market value of the assets supporting the liabilities.

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

Debt

The fair value of short-term and long-term debt, as well as notes issued by consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the notes issued by consolidated VIEs for which recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company, the fair values of these instruments consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

A portion of the senior secured notes issued by Prudential Holdings, LLC (the “IHC debt”) is insured by a third-party financial guarantee insurance policy. The effect of the third-party credit enhancement is not included in the fair value measurement of the IHC debt and the methodologies used to determine fair value consider the Company’s own NPR.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Prior to disposal in the fourth quarter of 2013, the Company invested in fixed maturities that, in addition to a stated coupon, provided a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounted for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk. This netting impact results in total derivative assets of $1,138 million and $533 million as of June 30, 2014 and December 31, 2013, respectively, and total derivative liabilities of $541 million and $2,156 million as of June 30, 2014 and December 31, 2013, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

Primary Underlying/ Instrument Type	June 30, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)(2)	Assets(2)	Liabilities(2)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,069	$22	$(249)	$2,556	$26	$(253)
Foreign Currency
Foreign Currency Forwards	617	1	(22)	534	1	(32)
Currency/Interest Rate
Foreign Currency Swaps	10,365	165	(637)	9,502	233	(553)

Total Qualifying Hedges	$13,051	$188	$(908)	$12,592	$260	$(838)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$175,080	$7,179	$(5,562)	$171,337	$5,727	$(7,051)
Interest Rate Futures	27,506	2	(4)	34,424	10	(5)
Interest Rate Options	24,472	354	(291)	25,308	370	(297)
Interest Rate Forwards	3,210	4	0	1,452	0	(6)
Foreign Currency
Foreign Currency Forwards	15,373	308	(125)	13,122	587	(393)
Foreign Currency Options	158	3	0	118	5	0
Currency/Interest Rate
Foreign Currency Swaps	8,653	366	(312)	7,787	414	(304)
Credit
Credit Default Swaps	1,585	5	(38)	1,890	3	(49)
Equity
Equity Futures	78	0	0	262	1	(1)
Equity Options	76,100	432	(24)	61,231	388	(12)
Total Return Swaps	13,256	3	(333)	11,554	1	(462)
Commodity
Commodity Futures	45	1	0	37	1	0
Synthetic GICs(3)	76,887	9	0	78,110	8	0

Total Non-Qualifying Derivatives(4)	$422,403	$8,666	$(6,689)	$406,632	$7,515	$(8,580)

Total Derivatives(5)	$435,454	$8,854	$(7,597)	$419,224	$7,775	$(9,418)

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Prior periods have been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(3)	The gross notional amount as of December 31, 2013 has been revised from $60,758 million to $78,110 million to correct the previously reported amount. This amount does not impact the Unaudited Interim Consolidated Financial Statements.
(4)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GICs), which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(5)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,377 million as of June 30, 2014 and a net liability of $430 million as of December 31, 2013, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	June 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$8,780	$(7,714)	$1,066	$(870)	$196
Securities purchased under agreement to resell	644	0	644	(644)	0

Total Assets	$9,424	$(7,714)	$1,710	$(1,514)	$196

Offsetting of Financial Liabilities:
Derivatives	$7,585	$(7,055)	$530	$(535)	$(5)
Securities sold under agreement to repurchase	8,786	0	8,786	(8,786)	0

Total Liabilities	$16,371	$(7,055)	$9,316	$(9,321)	$(5)

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$7,721	$(7,241)	$480	$(535)	$(55)
Securities purchased under agreement to resell	656	0	656	(656)	0

Total Assets	$8,377	$(7,241)	$1,136	$(1,191)	$(55)

Offsetting of Financial Liabilities:
Derivatives	$9,408	$(7,257)	$2,151	$(1,999)	$152
Securities sold under agreement to repurchase	7,898	0	7,898	(7,898)	0

Total Liabilities	$17,306	$(7,257)	$10,049	$(9,897)	$152

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30, 2014
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(3)	$(15)	$0	$0	$0	$0
Currency	4	0	0	0	0	0

Total fair value hedges	1	(15)	0	0	0	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	2
Currency/Interest Rate	0	1	(18)	0	0	(61)

Total cash flow hedges	0	1	(18)	(6)	0	(59)

Net investment hedges
Currency(2)	0	0	0	0	0	(1)
Currency/Interest Rate	0	0	0	0	0	(11)

Total net investment hedges	0	0	0	0	0	(12)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,470	0	0	0	0	0
Currency	(42)	0	0	0	0	0
Currency/Interest Rate	15	0	0	0	0	0
Credit	(2)	0	0	0	0	0
Equity	(687)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(696)	0	0	0	0	0

Total non-qualifying hedges	58	0	0	0	0	0

Total	$59	$(14)	$(18)	$(6)	$0	$(71)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(8)	$(31)	$0	$0	$2	$0
Currency	6	0	0	0	0	0

Total fair value hedges	(2)	(31)	0	0	2	0

Cash flow hedges
Interest Rate	0	0	0	(11)	0	5
Currency/Interest Rate	0	3	(22)	0	0	(92)

Total cash flow hedges	0	3	(22)	(11)	0	(87)

Net investment hedges
Currency(2)	0	0	0	0	0	(1)
Currency/Interest Rate	0	0	0	0	0	(29)

Total net investment hedges	0	0	0	0	0	(30)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3379	0	0	0	0	0
Currency	(48)	0	0	0	0	0
Currency/Interest Rate	3	0	(1)	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(980)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,442)	0	0	0	0	0

Total non-qualifying hedges	(89)	0	(1)	0	0	0

Total	$(91)	$(28)	$(23)	$(11)	$2	$(117)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$50	$(19)	$0	$0	$5	$0
Currency	(23)	0	0	0	0	0

Total fair value hedges	27	(19)	0	0	5	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	11
Currency/Interest Rate	0	0	(20)	0	0	(31)

Total cash flow hedges	0	0	(20)	(6)	0	(20)

Net investment hedges
Currency(2)	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	51

Total net investment hedges	0	0	0	0	0	53

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,473)	0	0	0	0	0
Currency	(319)	0	0	0	0	0
Currency/Interest Rate	55	0	0	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(364)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	1,691	0	0	0	0	0

Total non-qualifying hedges	(1,418)	0	0	0	0	0

Total	$(1,391)	$(19)	$(20)	$(6)	$5	$33

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$72	$(39)	$0	$0	$12	$0
Currency	(47)	0	0	0	0	0

Total fair value hedges	25	(39)	0	0	12	0

Cash flow hedges
Interest Rate	0	0	0	(11)	0	16
Currency/Interest Rate	0	(1)	(35)	0	0	143

Total cash flow hedges	0	(1)	(35)	(11)	0	159

Net investment hedges
Currency(2)	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	157

Total net investment hedges	0	0	0	0	0	163

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,531)	0	0	0	0	0
Currency	(576)	0	0	0	0	0
Currency/Interest Rate	298	0	1	0	0	0
Credit	(10)	0	0	0	0	0
Equity	(1,809)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	3,348	0	0	0	0	0

Total non-qualifying hedges	(2,280)	0	1	0	0	0

Total	$(2,255)	$(40)	$(34)	$(11)	$12	$322

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the three and six months ended June 30, 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2013	$(446)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2014	(109)
Amount reclassified into current period earnings	22

Balance, June 30, 2014	$(533)

Using June 30, 2014 values, it is anticipated that a pre-tax loss of approximately $14 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2015, offset by amounts pertaining to the hedged items. As of June 30, 2014, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 30 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $325 million and $356 million as of June 30, 2014 and December 31, 2013.

Credit Derivatives

Credit derivatives where the Company has written credit protection have $5 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million, as of both June 30, 2014 and December 31, 2013. These credit derivatives have an NAIC designation of 2.

The Company’s maximum amount at risk under these credit derivatives assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 2 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of June 30, 2014 and December 31, 2013 was an asset of $4 million and a liability of $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2014 and December 31, 2013, the Company had $1,075 million and $1,399 million of outstanding notional amounts, respectively, reported at fair value as a liability of $36 million and $42 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position were $207 million as of June 30, 2014. In the normal course of business the Company has posted collateral related to these instruments of $167 million as of June 30, 2014. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2014, the Company estimates that it would be required to post a maximum of $25 million of additional collateral to its counterparties.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2014	December 31, 2013
	(in millions)
Total outstanding mortgage loan commitments	$4,085	$2,365
Portion of commitment where prearrangement to sell to investor exists	$1,707	$587

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2014	December 31, 2013
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,401	$5,461
Expected to be funded from separate accounts	$225	$274

(1)	Includes a remaining commitment of $243 million and $256 million at June 30, 2014 and December 31, 2013, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Guarantees of Investee Debt

	June 30, 2014	December 31, 2013
	(in millions)
Total guarantees of debt issued by entities in which the separate accounts have invested(1)	$1,229	$1,205
Amount of above guarantee that is limited to separate account assets(1)	$1,229	$1,205
Accrued liability associated with guarantee	$0	$0

(1)	Amounts as of December 31, 2013 have been revised from $2,510 million to $1,205 million to correct the previously reported amounts. In addition, the amounts previously reported as of March 31, 2014 have been revised from $2,159 million to $1,197 million. These amounts do not impact the consolidated financial statements.

A number of guarantees provided by the Company relate to real estate investments held in its separate accounts, in which entities that the separate account has invested in have borrowed funds, and the Company has guaranteed their obligations. The Company provides these guarantees to assist these entities in obtaining financing. The Company’s maximum potential exposure under these guarantees is mostly limited to the assets of the separate account. The exposure that is not limited to the separate account assets relates mostly to guarantees limited to fraud, criminal activity or other bad acts. These guarantees generally expire at various times over the next twelve years. At June 30, 2014, the Company’s assessment is that it is unlikely payments will be required. Any payments that may become required under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the underlying collateral, or would provide rights to obtain the underlying collateral.

Indemnification of Securities Lending Transactions

	June 30, 2014	December 31, 2013
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$16,072	$15,598
Fair value of related collateral associated with above indemnifications	$16,435	$15,965
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	June 30, 2014	December 31, 2013
	(in millions)
Guaranteed value of third parties’ assets	$76,887	$78,110
Fair value of collateral supporting these assets	$78,910	$79,458
Asset associated with guarantee, carried at fair value	$9	$8

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	June 30, 2014	December 31, 2013
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$123	$156
Fair value of properties and associated tax credits that secure the guarantee	$147	$220
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	June 30, 2014	December 31, 2013
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,146	$1,173
First-loss exposure portion of above	$359	$371
Accrued liability associated with guarantees	$14	$17

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $8,630 million of mortgages subject to these loss-sharing arrangements as of June 30, 2014, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2014, these mortgages had an average debt service coverage ratio of 2.05 times and an average loan-to-value ratio of 60%. The Company’s total share of losses related to indemnifications that were settled was $1.0 million and $0.4 million, for the six months ended June 30, 2014 and 2013, respectively.

Other Guarantees

	June 30, 2014	December 31, 2013
	(in millions)
Other guarantees where amount can be determined	$394	$404
Accrued liability for other guarantees and indemnifications	$6	$7

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $332 million and $323 million as of June 30, 2014 and December 31, 2013, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is not material (i.e. less than $250 million). Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.

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

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed motions for summary judgment. In November 2013, the Court issued a Memorandum and Order stating that the named plaintiffs: (1) did not suffer a cognizable legal injury; (2) are not entitled to any damages based on allegations of delay in payment of benefits; and (3) are not entitled to disgorgement of profits as a remedy. The Court ordered further briefing on whether nominal damages should be awarded and whether any equitable relief should be granted. In February 2014, the parties filed briefs on the issues addressed in the Court’s order. In August 2014, the Court granted preliminary approval of a proposed settlement of this matter as a class action settlement. If final approval is obtained from the Court, the anticipated class action settlement will be within the amount reserved for this matter.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. In December 2013, the Company participated in court-ordered mediation that resulted in a December 2013 settlement involving 40 of the remaining 42 plaintiffs with litigation against the Company, including plaintiffs who had not yet appealed the dismissal of their claims. The amounts paid to the 40 plaintiffs were within existing reserves for this matter. In July 2014, the Court granted the Company’s summary judgment motion dismissing with prejudice the complaint of one of the two remaining plaintiffs asserting claims against the Company.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that has retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al., in New Jersey Superior Court, Essex County. The complaint (the “Memo complaint”) names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In March 2014, the Special Litigation Committee completed its investigation into the Demand’s allegations and concluded that it is neither appropriate nor in the best interests of the Company’s shareholders to pursue any litigation arising from allegations contained in the Demand or in the Memo complaint, and that the Company should seek dismissal of the Memo complaint. In July 2014, the Company filed a motion to dismiss the complaint.

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint. In February 2014, the Court denied the Company’s motion to dismiss. In July 2014, plaintiffs’ filed a motion to certify a class comprised of investors who purchased shares of the Company’s Common Stock between May 5, 2010 and November 4, 2011.

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

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in residential mortgage-backed securities (“RMBS”). Eight actions were filed in New Jersey state court, captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al.; The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.; The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al.; The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al.; The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al.; The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al.; The Prudential Insurance Company of America, et al. v. Countrywide Financial Corp., et al.; and The Prudential Insurance Company of America, et al. v. UBS Securities LLC., et al. Additionally, two actions were filed in the United States District Court for the District of New Jersey: The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. and The Prudential Insurance Company of America v. Bank of America National Association and Merrill Lynch & Co., Inc., et al. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Civil RICO statute and, in some lawsuits, federal securities claims. The complaints seek unspecified damages.

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

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch, J.P. Morgan, RBS, UBS and Countrywide defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, Morgan Stanley, and Credit Suisse have been denied in their entirety. In December 2013, the lawsuit against Goldman Sachs was settled. In March 2014,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the motion to dismiss filed by Countrywide was granted in part, dismissing the federal securities, successor-liability, fraudulent transfer, and New Jersey RICO claims, and the court, sua sponte, remanded the remaining claims to New Jersey state court for further consideration. In April 2014, the Company filed an appeal with the United States Court of Appeals for the Ninth Circuit, challenging the court’s March 2014 order granting, in part, Countrywide’s motion to dismiss. In June 2014, Countrywide filed a motion to dismiss the remaining claims pending against it in New Jersey state court. In April 2014, Bank of America/Merrill Lynch’s motion to dismiss was granted in part and denied in part, with the court upholding the common law and equitable fraud claims, and the 1933 Securities Act claims. The court dismissed with prejudice the negligent representation claim, dismissed without prejudice the New Jersey civil RICO claims and certain common law fraud claims and permitted the Company 45 days to file an amended complaint. In June 2014, the Company filed an amended complaint against Bank of America/Merrill Lynch. In July 2014, Bank of America/Merrill Lynch filed motions to dismiss all remaining claims against it. The actions filed against Bank of America/Merrill Lynch are currently pending in New Jersey federal court. The motions to dismiss filed by Bank of America/Merrill Lynch, Barclays, Countrywide, Nomura, RBS and UBS are pending. In July 2014, the lawsuit against J.P. Morgan was settled.

In June 2014, the Company, together with nine other institutional investors, filed six actions against certain RMBS trustees. The actions were filed in New York state court, captioned BlackRock Allocation Target Shares: Series S Portfolio, et al. v. U.S. Bank Nat’l Ass’n, et al.; BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Nat’l Trust Co., et al.; BlackRock Allocation Target Shares: Series S Portfolio, et al. v. The Bank of New York Mellon, et al.; BlackRock Allocation Target Shares: Series S Portfolio, et al. v. Wells Fargo, Nat’l Ass’n, et al.; BlackRock Balanced Capital Portfolio (FI), et al. v. Citibank N.A., et al.; and BlackRock Core Active LIBOR Fund B, et al. v. HSBC Bank USA, Nat’l Ass’n, et al. The actions, which are brought derivatively on behalf of more than 2,200 RMBS trusts, seek unspecified damages attributable to the trustees’ alleged failure to: (i) enforce the trusts’ respective repurchase rights against sellers of defective mortgage loans; and (ii) properly monitor the respective mortgage loan servicers. The complaints assert claims for breach of contract, breach of fiduciary duty, negligence and violations of the Trust Indenture Act of 1939. In July 2014, the Company amended its complaint against each of the six defendants.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The action is captioned Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al. The Complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2014 and December 31, 2013 (in millions)

	June 30, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$258,673	$45,799	$304,472	$243,654	$43,212	$286,866
Fixed maturities, held-to-maturity, at amortized cost	3,171	0	3,171	3,312	0	3,312
Trading account assets supporting insurance liabilities, at fair value	21,273	0	21,273	20,827	0	20,827
Other trading account assets, at fair value	8,351	314	8,665	6,111	342	6,453
Equity securities, available-for-sale, at fair value	6,433	3,789	10,222	6,026	3,884	9,910
Commercial mortgage and other loans	33,000	9,964	42,964	31,335	9,673	41,008
Policy loans	7,021	4,945	11,966	6,753	5,013	11,766
Other long-term investments	8,309	2,614	10,923	8,304	2,024	10,328
Short-term investments	4,278	1,385	5,663	5,837	1,866	7,703

Total investments	350,509	68,810	419,319	332,159	66,014	398,173
Cash and cash equivalents	11,335	825	12,160	10,797	642	11,439
Accrued investment income	2,583	579	3,162	2,505	584	3,089
Deferred policy acquisition costs	16,300	369	16,669	16,101	411	16,512
Value of business acquired	3,499	0	3,499	3,675	0	3,675
Other assets	13,224	703	13,927	13,082	751	13,833
Separate account assets	296,801	0	296,801	285,060	0	285,060

TOTAL ASSETS	$694,251	$71,286	$765,537	$663,379	$68,402	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$165,179	$50,040	$215,219	$156,601	$50,258	$206,859
Policyholders’ account balances	133,217	5,328	138,545	131,298	5,359	136,657
Policyholders’ dividends	158	7,028	7,186	97	5,418	5,515
Securities sold under agreements to repurchase	4,895	3,891	8,786	4,128	3,770	7,898
Cash collateral for loaned securities	3,596	1,293	4,889	4,230	810	5,040
Income taxes	8,929	(425)	8,504	6,010	(588)	5,422
Short-term debt	3,729	75	3,804	2,594	75	2,669
Long-term debt	21,888	1,600	23,488	21,953	1,600	23,553
Other liabilities	11,011	924	11,935	13,618	307	13,925
Notes issued by consolidated variable interest entities	4,573	0	4,573	3,302	0	3,302
Separate account liabilities	296,801	0	296,801	285,060	0	285,060

Total liabilities	653,976	69,754	723,730	628,891	67,009	695,900

EQUITY
Accumulated other comprehensive income	12,892	185	13,077	8,586	95	8,681
Other attributed equity	26,771	1,347	28,118	25,299	1,298	26,597

Total attributed equity	39,663	1,532	41,195	33,885	1,393	35,278

Noncontrolling interests	612	0	612	603	0	603

Total equity	40,275	1,532	41,807	34,488	1,393	35,881

TOTAL LIABILITIES AND EQUITY	$694,251	$71,286	$765,537	$663,379	$68,402	$731,781

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2014 and 2013 (in millions)

	Three Months Ended June 30,
	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,357	$711	$6,068	$6,211	$711	$6,922
Policy charges and fee income	1,520	0	1,520	1,375	0	1,375
Net investment income	3,019	735	3,754	2,941	770	3,711
Asset management and service fees	928	0	928	880	0	880
Other income	246	21	267	(1,828)	5	(1,823)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(22)	(10)	(32)	(125)	(55)	(180)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	5	1	6	102	45	147
Other realized investment gains (losses), net	258	377	635	(979)	(12)	(991)

Total realized investment gains (losses), net	241	368	609	(1,002)	(22)	(1,024)

Total revenues	11,311	1,835	13,146	8,577	1,464	10,041

BENEFITS AND EXPENSES
Policyholders’ benefits	5,555	911	6,466	6,154	870	7,024
Interest credited to policyholders’ account balances	1,145	33	1,178	360	34	394
Dividends to policyholders	23	688	711	37	408	445
Amortization of deferred policy acquisition costs	473	9	482	211	9	220
General and administrative expenses	2,664	138	2,802	2,588	139	2,727

Total benefits and expenses	9,860	1,779	11,639	9,350	1,460	10,810

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,451	56	1,507	(773)	4	(769)

Income tax expense (benefit)	389	15	404	(276)	1	(275)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,062	41	1,103	(497)	3	(494)
Equity in earnings of operating joint ventures, net of taxes	6	0	6	5	0	5

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,068	41	1,109	(492)	3	(489)
Income (loss) from discontinued operations, net of taxes	4	0	4	2	0	2

NET INCOME (LOSS)	1,072	41	1,113	(490)	3	(487)
Less: Income (loss) attributable to noncontrolling interests	23	0	23	27	0	27

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,049	$41	$1,090	$(517)	$3	$(514)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2014 and 2013 (in millions)

	Six Months Ended June 30,
	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$10,586	$1,350	$11,936	$12,648	$1,358	$14,006
Policy charges and fee income	3,021	0	3,021	2,731	0	2,731
Net investment income	6,082	1,510	7,592	5,816	1,533	7,349
Asset management and service fees	1,832	0	1,832	1,700	0	1,700
Other income	766	36	802	(3,844)	17	(3,827)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(82)	(29)	(111)	(334)	(154)	(488)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	55	14	69	252	133	385
Other realized investment gains (losses), net	339	520	859	(1,740)	96	(1,644)

Total realized investment gains (losses), net	312	505	817	(1,822)	75	(1,747)

Total revenues	22,599	3,401	26,000	17,229	2,983	20,212

BENEFITS AND EXPENSES
Policyholders’ benefits	11,149	1,703	12,852	12,558	1,685	14,243
Interest credited to policyholders’ account balances	2,126	67	2,193	1,376	68	1,444
Dividends to policyholders	46	1,265	1,311	94	911	1,005
Amortization of deferred policy acquisition	899	20	919	418	20	438
General and administrative expenses	5,223	277	5,500	5,134	276	5,410

Total benefits and expenses	19,443	3,332	22,775	19,580	2,960	22,540

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,156	69	3,225	(2,351)	23	(2,328)

Income tax expense (benefit)	862	15	877	(1,107)	5	(1,102)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,294	54	2,348	(1,244)	18	(1,226)
Equity in earnings of operating joint ventures, net of taxes	6	0	6	51	0	51

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,300	54	2,354	(1,193)	18	(1,175)
Income (loss) from discontinued operations, net of taxes	8	0	8	3	0	3

NET INCOME (LOSS)	2,308	54	2,362	(1,190)	18	(1,172)
Less: Income (loss) attributable to noncontrolling interests	34	0	34	62	0	62

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,274	$54	$2,328	$(1,252)	$18	$(1,234)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information

1. BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (together, the “Company”), separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2014, compared with December 31, 2013, and its consolidated results of operations for the three and six months ended June 30, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass six segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, as well as businesses that have been sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP.

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

Closed Block Business

In connection with demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements and “Business—Demutualization and Separation of the Businesses” in our 2013 Annual Report on Form 10-K for more information on the Closed Block.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.166 trillion of assets under management as of June 30, 2014, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On June 10, 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. We purchased 12 million shares of our Common Stock at a total cost of $1.0 billion, under the prior twelve-month $1.0 billion share repurchase authorization that expired on June 30, 2014, including 5.9 million shares purchased in the first six months of 2014 at a total cost of $500 million.

On each of February 11, 2014 and May 13, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock.

On January 2, 2014, we completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of $158 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN. Subsequent to the acquisition, we renamed the acquired company Gibraltar BSN Life Berhad.

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

On June 30, 2014, as a Designated Financial Company, we submitted to the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an initial annual resolution plan in the event of severe financial distress as required by the rules of the FRB and FDIC.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, we began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing has focused on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the “Basic Capital Requirement” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014.

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

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” below.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of a Low Interest Rate Environment

Domestic Financial Services Businesses

As interest rates in the U.S. continue to remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low through at least 2014, our overall portfolio yields are expected to continue to decline throughout the remainder of this year.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2015. The domestic Financial Services Businesses’ general account has approximately $163 billion of such assets (based on net carrying value) as of June 30, 2014. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $163 billion of fixed maturity securities and commercial mortgage loans are approximately $71 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of June 30, 2014, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of June 30, 2014, our domestic Financial Services Businesses have approximately $154 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $49 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of June 30, 2014, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$0.0	$0.0	$0.0	$0.0	$0.6
1.00% - 1.99%	1.5	1.9	10.6	1.8	0.2	16.0
2.00% - 2.99%	2.3	0.0	0.6	1.7	0.2	4.8
3.00% - 4.00%	24.1	1.9	0.5	0.2	0.0	26.7
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9

Total	$29.4	$3.8	$11.7	$3.7	$0.4	$49.0

Percentage of total	60%	8%	24%	7%	1%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $91 billion of the $154 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50% for the period from July 1, 2014 through December 31, 2015, and credit spreads remain unchanged from levels as of June 30, 2014, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $6 million in 2014 and $50 million in 2015. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $49 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

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

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of June 30, 2014, these operations have $129 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $129 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Results of Operations

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the second quarter and first six months of 2014 was $1,049 million and $2,274 million, respectively, compared to a net loss of $517 million and $1,252 million for the second quarter and first six months of 2013, respectively.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Pre-tax adjusted operating income for the Financial Services Businesses for the second quarter and first six months of 2014 was $1,623 million and $3,194 million, respectively, compared to $1,517 million and $2,995 million for the second quarter and first six months of 2013, respectively. Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Adjusted operating income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$390	$400	$778	$772
Retirement	286	279	650	507
Asset Management	200	172	393	341

Total U.S. Retirement Solutions and Investment Management Division	876	851	1,821	1,620

Individual Life	158	141	283	278
Group Insurance	46	22	52	31

Total U.S. Individual Life and Group Insurance Division	204	163	335	309

International Insurance	884	850	1,721	1,727

Total International Insurance Division	884	850	1,721	1,727

Corporate Operations	(341)	(347)	(683)	(661)

Total Corporate and Other	(341)	(347)	(683)	(661)

Adjusted operating income before income taxes for the Financial Services Businesses	1,623	1,517	3,194	2,995

Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(202)	(2,698)	(153)	(6,003)
Charges related to realized investment gains (losses), net(2)	(71)	468	(128)	770
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	225	(471)	326	(376)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(189)	471	(232)	328
Divested businesses(5)	47	(84)	120	(55)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	18	24	29	(10)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,451	(773)	3,156	(2,351)
Income (loss) from continuing operations before income taxes for Closed Block Business	56	4	69	23

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,507	$(769)	$3,225	$(2,328)

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.
(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Results for the second quarter of 2014 decreased in comparison to the second quarter of 2013, reflecting an unfavorable comparative impact on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business, which more than offset higher net asset-based fee income. Results for the first six months of 2014 increased in comparison to the prior year period, reflecting higher net asset-based fee income, partially offset by an unfavorable comparative impact on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business.

Retirement. Results for the second quarter and first six months of 2014 increased in comparison to the prior year periods. Results for the second quarter reflect higher net investment spread results, a more favorable reserve benefit from case experience, and higher asset-based fee income resulting from increased account values, partially offset by higher expenses. Results for the first six months of 2014 reflect higher net investment spread results and higher asset-based fee income resulting from increased account values.

Asset Management. Results for the second quarter and first six months of 2014 increased in comparison to the prior year periods. The increases for both periods primarily reflect higher asset management fees, net of expenses, driven by higher assets under management due to market appreciation and positive net flows. Also contributing to the increase in both periods is improved strategic investing results.

Individual Life. Results for the second quarter and first six months of 2014 increased in comparison to the prior year periods. The increases for both periods reflect higher net contributions from investment results driven by higher invested assets and lower expenses. Results for the second quarter compared to the prior year period also reflect more favorable mortality experience, net of reinsurance and reserve updates, while results for the first six months of 2014 compared to the prior year period reflect less favorable mortality experience, net of reinsurance and reserve updates.

Group Insurance. Results for the second quarter and first six months of 2014 increased in comparison to the prior year periods. Results for the second quarter of 2014 reflect more favorable comparative underwriting results in both our group disability and group life businesses. Results for the first six months of 2014 reflect more favorable underwriting results in our group life business and an increase in income from non-coupon investments, partially offset by higher operating expenses.

International Insurance. Results for the second quarter of 2014 increased in comparison to the prior year period reflecting more favorable mortality experience, lower net expenses, net business growth, and the absence of integration costs associated with our acquisition of the former Star and Edison businesses, partially offset by a lesser impact from accelerated earnings due to surrenders of certain fixed annuities as well as less favorable foreign currency exchange rates.

Results for the first six months of 2014 decreased in comparison to the prior year period as the benefits of net business growth, lower net expenses and the absence of integration costs associated with our acquisition of the former Star and Edison businesses were more than offset by the impact of a gain on our investment, through a consortium, in China Pacific Group in 2013, a lesser impact from accelerated earnings due to surrenders of certain fixed annuities and less favorable foreign currency exchange rates.

Corporate and Other operations. Results for the second quarter of 2014 improved compared to the prior year period, primarily driven by lower interest expense, partially offset by lower income from our qualified pension plan. Results for the first six months of 2014 declined compared to the prior year period, primarily driven by lower income from our qualified pension plan and higher levels of corporate expenses, partially offset by lower interest expense.

Closed Block Business. Income from continuing operations before income taxes for the second quarter and first six months of 2014 increased in comparison to the prior year periods. Results primarily reflect an increase in net realized investment gains partially offset by increases in the policyholder dividend obligation expense.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Financial Services Businesses:
Revenues	$11,311	$8,577	$22,599	$17,229
Benefits and expenses	9,860	9,350	19,443	19,580

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,451	(773)	3,156	(2,351)
Income tax expense (benefit)	389	(276)	862	(1,107)

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,062	(497)	2,294	(1,244)
Equity in earnings of operating joint ventures, net of taxes	6	5	6	51

Income (loss) from continuing operations for Financial Services Businesses	1,068	(492)	2,300	(1,193)
Income (loss) from discontinued operations, net of taxes	4	2	8	3

Net income (loss)—Financial Services Businesses	1,072	(490)	2,308	(1,190)
Less: Income attributable to noncontrolling interests	23	27	34	62

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$1,049	$(517)	$2,274	$(1,252)

Closed Block Business:
Revenues	$1,835	$1,464	$3,401	$2,983
Benefits and expenses	1,779	1,460	3,332	2,960

Income (loss) from continuing operations before income taxes for Closed Block Business	56	4	69	23
Income tax expense (benefit)	15	1	15	5

Income (loss) from continuing operations for Closed Block Business	41	3	54	18
Income (loss) from discontinued operations, net of taxes	0	0	0	0

Net income (loss)—Closed Block Business	41	3	54	18
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$41	$3	$54	$18

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$1,090	$(514)	$2,328	$(1,234)

Results of Operations—Financial Services Businesses

Three Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $1,560 million, from a loss of $492 million in the second quarter of 2013 to income of $1,068 million in the second quarter of 2014. Results for the current quarter compared to the year ago quarter reflect the following:

•	$1,327 million favorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described below, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in the current quarter compared to an increase in interest rates in the year ago quarter (see “—Realized Investment Gains and Losses” for additional information);

•

$1,313 million higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, primarily driven by the weakening of the Japanese yen against the U.S. dollar in the second quarter of 2013 (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information); and

•

$961 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities, largely driven by changes in the adjustment for non-performance risk (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information).

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

$1,445 million less favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in the current quarter compared to an increase in the year ago quarter, reflecting our decision to manage interest rate risk through this framework (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•

$665 million unfavorable impact reflecting tax expense in the current quarter compared to a tax benefit in the year ago quarter, largely driven by pre-tax income in the current quarter compared to a loss in the year ago quarter (see “—Income Taxes” for additional information); and

•

$79 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our Individual Annuities business primarily driven by the impact of market performance relative to our assumptions. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations for Financial Services Businesses by Segment—Individual Annuities—Adjusted Operating Income” for additional information).

In addition to these impacts, results reflect business growth including the impact of higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

Six Month Comparison. Income from continuing operations for the Financial Services Businesses increased $3,493 million, from a loss of $1,193 million in the first six months of 2013 to income of $2,300 million in the first six months of 2014. Results for the current period compared to the year ago reflect the following:

•

$3,931 million higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, primarily driven by the weakening of the Japanese yen against the U.S. dollar in the first six months of 2013;

•

$2,439 million favorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described below, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in the first six months of 2014 compared to an increase in interest rates in the year ago period; and

•

$1,892 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities, largely driven by changes in the adjustment for non-performance risk.

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

$2,931 million less favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in the first six months of 2014 compared to an increase in the year ago period, reflecting our decision to manage interest rate risk through this framework;

•

$1,969 million unfavorable impact reflecting tax expense in the current period compared to a tax benefit in the year ago period, largely driven by pre-tax income in the current period compared to a loss in the year ago period;

•

$162 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our Individual Annuities business primarily driven by the impact of market performance relative to our assumptions. This excludes the impact associated with the variable annuity hedging program discussed above; and

•	$66 million unfavorable impact, before taxes, from the absence of a gain in the first quarter of 2013 from the sale of our remaining indirect investment in China Pacific Group.

In addition to these impacts, results reflect business growth including the impact of higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of June 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.6% near-term mean reversion equity rate of return.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers certain variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits) and annuitization options. It also offers fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products and the change in reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our optional guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design elements. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Living Benefits Hedging Program Results.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$155,276	$142,748	$154,140	$135,342
Sales	2,664	2,453	4,985	6,677
Surrenders and withdrawals	(2,221)	(1,936)	(4,414)	(3,753)

Net sales	443	517	571	2,924
Benefit payments	(481)	(422)	(892)	(803)

Net flows	(38)	95	(321)	2,121
Change in market value, interest credited and other activity	5,159	(561)	7,426	5,555
Policy charges	(869)	(808)	(1,717)	(1,544)

Ending total account value	$159,528	$141,474	$159,528	$141,474

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $155.9 billion and $137.8 billion as of June 30, 2014 and 2013, respectively. Fixed annuity account values were $3.6 billion and $3.7 billion as of June 30, 2014 and 2013, respectively.

As shown above, our account values are impacted by net sales and the impact of market performance on customer accounts. The increases in account values as of June 30, 2014 compared to the prior periods were largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation. Positive net sales also contributed to account value growth, but to a lesser extent. The slight decrease in net sales for the three months ended June 30, 2014 compared to the prior year period reflects higher surrenders and withdrawals, partially offset by higher sales of our Prudential Defined Income Variable Annuity, or PDI. The decline in net sales for the six months ended June 30, 2014 compared to the prior period primarily reflects a decline in sales of our products with the highest daily benefit, partially offset by higher sales of PDI. PDI sales represented approximately 20% of total sales for the first and second quarter of 2014. Partially offsetting these net increases in account values were higher policy charges on contractholder accounts.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,171	$1,119	$2,328	$2,187
Benefits and expenses	781	719	1,550	1,415

Adjusted operating income	390	400	778	772
Realized investment gains (losses), net, and related adjustments	262	(1,169)	466	(2,249)
Related charges	(3)	392	33	754

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$649	$(377)	$1,277	$(723)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $10 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $69 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions. Also contributing to the increase were lower amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net charge of $4 million and a net benefit of $75 million in the second quarter of 2014 and 2013, respectively. The net charge in the second quarter of 2014 primarily reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net benefit in the second quarter of 2013 primarily reflects the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2014, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Six Month Comparison. Adjusted operating income increased $6 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $168 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions. Also contributing to the increase were lower amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net charge of $25 million and a net benefit of $137 million in the first six months of 2014 and 2013, respectively. The net charge in the first six months of 2014 primarily reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance in both quarters. The net benefit in the first six months of 2013 primarily reflects the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims in the second quarter relative to our assumptions, as discussed above, and positive equity market performance on contractholder accounts in the first quarter relative to our assumptions.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $52 million. The increase was driven by a $81 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $28 million decline in net investment income driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $62 million. Absent the $79 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $17 million. The amortization of DAC decreased $21 million, primarily due to lower amortization rates driven by the impact of prior periods’ favorable market performance and other refinements on the amortization rate applied to the current period gross profits. Policyholders’ benefits, including the change in reserves, decreased $18 million primarily due to lower benefit accrual rates driven by the impact of prior periods’ favorable market performance and other refinements on the benefit accrual rate applied to the current period revenue assessments. Interest credited to policyholders’ account balances decreased $15 million driven by lower average account values in the general account, as discussed above. These decreases were partially offset by a $33 million increase in general and administrative expenses, net of capitalization, driven by higher asset-based commissions and asset management costs due to account value growth.

Six Month Comparison. Revenues increased $141 million, primarily driven by a $176 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $39 million decline in net investment income, driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses increased $135 million. Absent the $162 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $27 million. As discussed above, the amortization of DAC decreased $37 million, primarily due to lower amortization rates, and policyholders’ benefits, including the change in reserves, decreased $22 million primarily due to lower benefit accrual rates. Interest credited to policyholders’ account balances decreased $29 million driven by lower average account values in the general account, as discussed above. These decreases were partially offset by a $53 million increase in general and administrative expenses, net of capitalization, driven by higher asset-based commissions and asset management costs due to account value growth.

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

Our automatic rebalancing element occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as required allocation to our general account for certain of our products. In addition, certain fees are based on the greater of a benefit guarantee amount or the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

The majority of our variable annuity contracts with optional living benefits features, and all new contracts sold with our highest daily living benefits feature, include two risk mitigants in the form of an automatic rebalancing element and inclusion in our living benefits hedging program. The guaranteed benefits features of certain legacy products that were sold prior to our implementation of the automatic rebalancing element product feature are included in our living benefits hedge program. Certain legacy guaranteed minimum accumulation benefit (GMAB) products include the automatic rebalancing element, but are not included in the hedging program. Our contracts with the GMIB feature and our PDI product have neither risk mitigant.

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

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	June 30, 2014		December 31, 2013		June 30, 2013
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$110,660	71%	$105,630	71%	$95,646	69%
Hedging program only	12,052	8%	12,229	8%	11,655	9%
Automatic rebalancing only	2,035	1%	2,280	2%	2,473	2%
Neither risk mitigant—PDI	1,846	1%	793	0%	97	0%
Neither risk mitigant—Other Products	3,545	2%	3,666	3%	3,519	2%

Total optional living benefit/GMDB features	$130,138		$124,598		$113,390

GMDB features only(3):
Neither risk mitigant	25,752	17%	25,869	16%	24,385	18%

Total variable annuity account value	$155,890		$150,467		$137,775

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

The increase in account values that include both risk mitigants as of June 30, 2014 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, as well as market appreciation. The increase in account values related to contracts with neither risk mitigant was driven by sales of our PDI product.

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

	As of June 30, 2014	As of December 31, 2013
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$3.4	$0.5
Less: NPR Adjustment	(3.4)	(2.2)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	6.8	2.7
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	4.7	3.9

Hedge target liability/(contra-liability)	$2.1	$(1.2)

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

	As of June 30, 2014				As of December 31, 2013
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.0	$0.0	$0.0	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	13.0	(0.3)	74.8	0.8	11.1	(0.5)	72.2	(2.8)
Options	7.9	0.4	21.9	0.1	7.1	0.4	23.6	0.1

Total	$20.9	$0.1	$96.7	$0.9	$18.4	$(0.1)	$95.8	$(2.7)

(1)	Includes interest rate swaps for which offsetting positions exist in Corporate and Other operations, reflecting the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. See “—Corporate and Other.”

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

•

Rebalancing Costs and Volatility—We incur rebalancing costs related to basis differences between the hedge positions and the hedge target. Our hedge program is also subject to the impact of implied and realized market volatility on the hedge positions relative to our hedge target, which can lead to positive or negative results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$971	$(2,835)	$2,927	$(5,536)
Change in value of hedge target	(859)	2,673	(2,795)	5,073

Net hedging impact(2)	112	(162)	132	(463)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$112	$(162)	$132	$(463)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(349)	98	(910)	357
Change in the NPR adjustment	486	(1,048)	1,214	(2,084)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	249	(1,112)	436	(2,190)

Related benefit (charge) to amortization of DAC and other costs	(11)	389	18	752

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$238	$(723)	$454	$(1,438)

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Excludes $(592) million and $591 million for the three months ended June 30, 2014 and 2013, respectively, and $(1,462) million and $909 million for the six months ended June 30, 2014 and 2013, respectively representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

Declining interest rates in the first six months of 2014 drove increases in the base embedded derivative liability before NPR which resulted in corresponding increases in the NPR adjustment for the three and six months ended June 30, 2014, while rising interest rates in 2013 drove decreases in the base embedded derivative liability before NPR which resulted in corresponding declines in the NPR adjustment for the three and six months ended June 30, 2013. To a lesser extent, results for all periods also reflect the net impacts of changes in the value of our hedge target and related hedge positions. Lower interest rate volatility and fund outperformance relative to indices, partially offset by unfavorable liability basis, drove net hedging benefits for the three and six months ended June 30, 2014. Fund underperformance relative to indices and higher interest rate volatility, partially offset by favorable liability basis, drove net hedging charges for the three and six months ended June 30, 2013. The changes in the NPR adjustment and the net hedging impacts resulted in related impacts to the amortization of DAC and other costs in all periods.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,469	$1,521	$3,000	$2,857
Benefits and expenses	1,183	1,242	2,350	2,350

Adjusted operating income	286	279	650	507
Realized investment gains (losses), net, and related adjustments	93	(242)	211	(359)
Related charges	1	0	1	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	172	(544)	345	(666)
Change in experience-rated contractholder liabilities due to asset value changes	(136)	544	(251)	618

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$416	$37	$956	$101

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $7 million driven by higher net investment spread results, a more favorable reserve impact from case experience and higher asset-based fee income. The increase in net investment spread results reflects higher income on institutional investment products primarily from reinvestments within certain asset portfolios into higher yielding securities, partially offset by lower returns on non-coupon investments. Additionally, full service net investment spread results improved reflecting an increase in general account stable value account values and lower crediting rates driven by rate resets. The more favorable reserve benefit from case experience was primarily driven by a large structured settlement case. Higher asset-based fee income was driven by net additions of investment-only stable value account values over the last twelve months and higher full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, primarily reflecting an unfavorable comparative adjustment to the amortization of value of business acquired (“VOBA”) to reflect the impact on estimated gross profits from higher than expected lapses in the second quarter of 2014.

Six Month Comparison. Adjusted operating income increased $143 million reflecting higher net investment spread results and higher asset-based fee income. The increase in net investment spread results primarily reflects higher income on institutional investment products account values driven by higher returns on non-coupon investments and reinvestments within certain asset portfolios into higher yielding securities. In addition, full service net investment spread results increased reflecting lower crediting rates driven by rate resets. Higher asset-based fee income was driven by net additions of investment-only stable value account values over the last twelve months and higher full service account values primarily from market appreciation. These increases were partially offset by higher general and administrative expenses, net of capitalization, primarily reflecting an unfavorable comparative adjustment to the amortization of VOBA, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $52 million. Premiums decreased $54 million primarily driven by a decline in the sales of payout annuities. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income decreased $16 million primarily reflecting lower income on institutional investment products driven by lower returns on non-coupon investments. Policy charges and fee income, asset management and service fees and other income increased $18 million, primarily from higher asset-based fees driven by increases in full service and investment-only stable value account values, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $59 million. Policyholders’ benefits, including the change in policy reserves, decreased $58 million primarily reflecting the decrease in premiums discussed above. Interest credited to policyholders’ account balances decreased $8 million reflecting the impact of crediting rate reductions on full service general account stable value account values. General and administrative expenses, net of capitalization, increased $8 million reflecting an unfavorable comparative adjustment to the amortization of VOBA to reflect the impact on estimated gross profits from higher than expected lapses in the second quarter of 2014.

Six Month Comparison. Revenues increased $143 million. Net investment income increased $105 million reflecting higher income on institutional investment products driven by higher returns on non-coupon investments and reinvestments within certain asset portfolios into higher yielding securities. Policy charges and fee income, asset management and service fees and other income, increased $45 million primarily from higher asset-based fees driven by increases in full service and investment-only stable value account values, as discussed above.

Benefits and expenses for the first six months of 2014 were unchanged from the first six months of 2013. Interest credited to policyholders’ account balances decreased $25 million primarily reflecting the impact of crediting rate reductions on full service general account stable value account values. General and administrative expenses, net of capitalization, increased $22 million primarily driven by an unfavorable comparative adjustment to the amortization of VOBA, as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Full Service:
Beginning total account value	$178,150	$156,380	$173,502	$148,405
Deposits and sales	4,528	3,697	13,115	9,376
Withdrawals and benefits	(6,066)	(3,622)	(12,069)	(8,298)
Change in market value, interest credited and interest income and other activity	4,965	1,283	7,029	8,255

Ending total account value	$181,577	$157,738	$181,577	$157,738

Net additions (withdrawals)	$(1,538)	$75	$1,046	$1,078

Institutional Investment Products:
Beginning total account value	$149,661	$143,011	$149,402	$141,435
Additions	2,075	4,360	3,808	8,205
Withdrawals and benefits	(4,602)	(2,462)	(7,619)	(4,781)
Change in market value, interest credited and interest income	1,813	(662)	3,269	(460)
Other(1)	24	(146)	111	(298)

Ending total account value	$148,971	$144,101	$148,971	$144,101

Net additions (withdrawals)	$(2,527)	$1,898	$(3,811)	$3,424

(1)	“Other” activity primarily represents changes in asset balances for externally-managed accounts.

The increase in full service account values as of June 30, 2014 compared to June 30, 2013 primarily reflects the impact of equity market appreciation on the market value of customer funds. The decrease in net additions (withdrawals) for the three months ended June 30, 2014 compared to the prior year period was primarily due to higher volume of large plan lapses. Net additions (withdrawals) for the six months ended June 30, 2014 compared to the prior year period were relatively unchanged as an increase from net plan sales was offset by a decrease from net participant withdrawals.

The increase in institutional investment products account values as of June 30, 2014 compared to June 30, 2013 primarily reflects the impact of declines in interest rates on the market value of customer funds. The decrease in net additions (withdrawals) for both the three and six months ended June 30, 2014 compared to the prior year periods was primarily due to decreases in sales and increases in withdrawals of investment-only stable value accounts, primarily driven by existing intermediary relationships reaching saturation levels and an increase in the number of competitors in the marketplace.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$713	$662	$1,380	$1,304
Expenses	513	490	987	963

Adjusted operating income	200	172	393	341
Realized investment gains (losses), net, and related adjustments	0	(6)	7	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	22	24	29	53

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$222	$190	$429	$382

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $28 million. The increase primarily reflects higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows. The increase also reflects improved strategic investing results, primarily driven by higher income and favorable valuation changes on certain fixed income and real estate funds.

Six Month Comparison. Adjusted operating income increased $52 million. The increase primarily reflects higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows. The increase also reflects improved strategic investing results, primarily driven by higher income and favorable valuation changes on certain fixed income and real estate funds.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$225	$207	$439	$410
Retail customers(1)	177	154	350	299
General account	105	106	207	209

Total asset management fees	507	467	996	918

Incentive fees	17	14	38	16
Transaction fees	8	9	15	14
Strategic investing	20	(2)	37	13
Commercial mortgage(2)	22	36	43	65

Other related revenues(3)	67	57	133	108

Service, distribution and other revenues(4)	139	138	251	278

Total revenues	$713	$662	$1,380	$1,304

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(4)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $20 million and $19 million for the three months ended June 30, 2014 and 2013, respectively, and $39 million and $36 million for the six months ended June 30, 2014 and 2013, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $51 million. Asset management fees increased $40 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows. Strategic investing revenues increased $22 million, primarily reflecting higher income from emerging market fixed income investments and favorable valuation changes for certain fixed income and real estate funds. Commercial mortgage revenues decreased $14 million, driven by lower agency production levels and the continued run off of the interim loan portfolio.

Expenses, as shown in the table above under “—Operating Results,” increased $23 million, primarily driven by higher compensation costs.

Six Month Comparison. Revenues increased $76 million. Asset management fees increased $78 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows. Strategic investing revenues increased $24 million, primarily reflecting higher income and favorable valuation changes for certain fixed income and real estate funds, as discussed above. Performance-based incentive fees increased $22 million, driven by the sale of a fixed income investment during first quarter 2014. Service, distribution and other revenues decreased $27 million reflecting lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds. Commercial mortgage revenues decreased $22 million, driven by lower agency production levels and the continued run off of the interim loan portfolio.

Expenses increased $24 million, primarily driven by higher compensation costs, partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2014	December 31, 2013	June 30, 2013
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$66.2	$63.4	$57.1
Fixed income	264.7	243.8	229.3
Real estate	36.1	34.5	32.7

Institutional customers(1)	367.0	341.7	319.1

Retail customers:
Equity	122.2	117.0	98.9
Fixed income	55.7	51.5	51.3
Real estate	2.2	2.2	2.2

Retail customers(2)	180.1	170.7	152.4

General account:
Equity	8.1	8.9	7.9
Fixed income	364.6	347.2	345.2
Real estate	1.7	1.4	1.4

General account	374.4	357.5	354.5

Total assets under management	$921.5	$869.9	$826.0

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30, 2014
	2014	2013	2014	2013
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$352.2	$323.2	$341.7	$313.7	$319.1
Net additions (withdrawals), excluding money market activity:
Third party	2.7	3.1	4.6	10.0	14.0
Affiliated	0.4	(0.2)	0.1	0.0	(0.3)

Total	3.1	2.9	4.7	10.0	13.7
Market appreciation	11.7	(6.7)	20.8	(3.8)	34.9
Other increases (decreases)(1)	0.0	(0.3)	(0.2)	(0.8)	(0.7)

Ending Assets Under Management	$367.0	$319.1	$367.0	$319.1	$367.0

Retail Customers:
Beginning Assets Under Management	$172.9	$143.8	$170.7	$138.7	$152.4
Net additions (withdrawals), excluding money market activity:
Third party	0.7	2.5	0.9	4.3	1.0
Affiliated	(1.0)	6.8	(1.5)	3.4	(3.3)

Total	(0.3)	9.3	(0.6)	7.7	(2.3)
Market appreciation	7.0	(0.3)	9.8	6.7	29.8
Other increases (decreases)(1)	0.5	(0.4)	0.2	(0.7)	0.2

Ending Assets Under Management	$180.1	$152.4	$180.1	$152.4	$180.1

General Account:
Beginning Assets Under Management	$365.8	$373.3	$357.5	$374.6	$354.5
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated(2)	(0.3)	(1.1)	1.7	5.6	3.5

Total	(0.3)	(1.1)	1.7	5.6	3.5
Market appreciation	7.1	(9.4)	15.1	(5.7)	18.0
Other increases (decreases)(1)	1.8	(8.3)	0.1	(20.0)	(1.6)

Ending Assets Under Management	$374.4	$354.5	$374.4	$354.5	$374.4

(1)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $1.2 billion and losses of $(7.4) billion for the three months ended June 30, 2014 and 2013, respectively, gains of $1.7 billion and losses of $(18.0) billion for the six months ended June 30, 2014 and 2013, respectively, and losses of $(1.3) billion for the twelve months ended June 30, 2014.
(2)	General account affiliated net additions (withdrawals) includes net additions of $7.9 billion for the six months ended June 30, 2013 from the acquisition of the Hartford Life Business on January 2, 2013.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2014	2013
	(in millions)
Co-Investments:
Real estate	$348	$378
Fixed income	70	63
Seed Investments:
Real estate	33	29
Public equity	265	164
Fixed income	238	203

Total	$954	$837

The $117 million increase in strategic investments was primarily driven by new seed investments in public equity funds.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,318	$1,212	$2,614	$2,367
Benefits and expenses	1,160	1,071	2,331	2,089

Adjusted operating income	158	141	283	278
Realized investment gains (losses), net, and related adjustments	221	(283)	548	(444)
Related charges	(56)	147	(138)	149

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$323	$5	$693	$(17)

On January 2, 2013, we acquired The Hartford’s individual life insurance business (the “Hartford Life Business”) through a reinsurance transaction. We expect total pre-tax integration costs of approximately $120 million, inclusive of capitalized expenses, to be incurred, including approximately $55 million during 2014, of which $16 million was incurred during the first six months of 2014. Integration costs incurred to date total $70 million, net of capitalized expenses of $6 million. After integration is complete, we expect annual cost savings of approximately $90 million and, as of June 30, 2014, we have achieved approximately 75% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $17 million, primarily reflecting a higher net contribution from investment results driven by higher invested assets to support business growth and required capital, more favorable mortality experience, net of reinsurance, partially offset by reserve updates for guaranteed minimum death benefits, and lower expenses, including lower net distribution costs and the impact of cost savings associated with The Hartford business integration.

Six Month Comparison. Adjusted operating income increased $5 million, primarily reflecting a higher net contribution from investment results driven by higher invested assets to support business growth and required capital and higher income from non-coupon investments, as well as lower expenses, including lower net distribution costs and the impact of cost savings associated with The Hartford business integration. Partially offsetting these increases were less favorable mortality experience, net of reinsurance, and reserve updates for guaranteed minimum death benefits.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $106 million. Net investment income increased $41 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below. Policy charges and fees and asset management and service fees and other income increased $50 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves including the impact of changes in the estimated profitability of the business due to less favorable market performance relative to our assumptions, and increased affiliated reserve financing, which is offset by higher interest expense, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $89 million. Policyholders’ benefits, including interest credited to account balances, increased $60 million, primarily reflecting universal life business growth, and reserve updates for guaranteed minimum death benefits, partially offset by more favorable mortality experience, net of reinsurance. Interest expense increased $32 million related to financing transactions with offsets in revenue, as discussed above.

Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $247 million. Net investment income increased $110 million, reflecting higher income from non-coupon investments, higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below. Policy charges and fees and asset management and service fees and other income increased $101 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves including the impact of changes in the estimated profitability of the business due to less favorable market performance relative to our assumptions, and increased affiliated reserve financing, which is offset by higher interest expense, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $242 million. Policyholders’ benefits, including interest credited to account balances, increased $153 million, primarily reflecting universal life business growth, less favorable mortality experience, net of reinsurance and reserve updates for guaranteed minimum death benefits. Interest expense increased $60 million related to financing transactions with offsets in revenue, as discussed above. The amortization of DAC increased $24 million including the impact of changes in the estimated profitability of the business due to less favorable market performance relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$4	$7	$11	$4	$3	$7
Universal Life(1)	11	35	46	10	114	124
Term Life	10	36	46	11	42	53

Total	$25	$78	$103	$25	$159	$184

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$9	$11	$20	$7	$9	$16
Universal Life(1)	20	97	117	21	260	281
Term Life	18	70	88	22	81	103

Total	$47	$178	$225	$50	$350	$400

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 7% and 33% of Universal Life annualized new business premiums for the three months ended June 30, 2014 and 2013, respectively, and approximately 11% and 36% of Universal Life annualized new business premiums for the six months ended June 30, 2014 and 2013, respectively.

Annualized new business premiums for both the second quarter and the first six months of 2014 decreased relative to the comparable prior year periods. The decreases in both periods are primarily driven by lower sales of universal life insurance products as a result of recent pricing and other actions taken to limit concentration of sales of products with secondary, or “no lapse”, guarantees.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,342	$1,399	$2,704	$2,801
Benefits and expenses	1,296	1,377	2,652	2,770

Adjusted operating income	46	22	52	31
Realized investment gains (losses), net, and related adjustments	8	(1)	25	(4)
Related charges	(1)	(1)	(3)	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$53	$20	$74	$26

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $24 million, primarily driven by more favorable underwriting results in both our group disability and group life businesses. Results for the group disability business reflect higher claim resolutions and reduced claim incidence for long-term contracts. Results for the group life business primarily reflect more favorable claim experience.

Six Month Comparison. Adjusted operating income increased $21 million, primarily driven by more favorable underwriting results in our group life business and an increase in income from non-coupon investments, partially offset by higher operating expenses, including costs to support business initiatives. Results for the group life business include more favorable claim experience for experience-rated contracts. Results for the group disability business were relatively flat, as higher claim resolutions and reduced claim incidence were offset by higher claim severity for long-term contracts.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $57 million, primarily reflecting $56 million of lower premiums and policy charges and fee income in both our group life and group disability businesses driven by lapses resulting from enhanced discipline for the pricing of contract renewals.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $81 million, primarily reflecting an $82 million decrease in policyholders’ benefits, including the change in reserves, for both our group life and group disability businesses. The decline in our group life business reflects lower claim severity and increased lapses for non-experience-rated contracts, and more favorable claim experience for experience-rated contracts. The decline in our disability business reflects higher claim resolutions and reduced claim incidence for long-term contracts.

Six Month Comparison. Revenues decreased $97 million, primarily reflecting $111 million of lower premiums and policy charges and fee income in both our group life and group disability businesses driven by lapses resulting from enhanced discipline for the pricing of contract renewals. Partially offsetting this decrease was an $11 million increase in net investment income, driven by an increase in income from non-coupon investments.

Benefits and expenses decreased $118 million, primarily reflecting a $146 million decrease in policyholders’ benefits, including the change in reserves, driven by declines for both our group life and group disability businesses. The decline in our group life business reflects increased lapses and lower claim severity for non-experience-rated contracts, more favorable claim experience for experience-rated contracts and the impact of a favorable reserve refinement in the first quarter of 2014. The decline in our disability business reflects higher claim resolutions and reduced claim incidence for long-term contracts. Partially offsetting these decreases was a $20 million increase in general and administrative expenses reflecting higher operating expenses, including costs to support business initiatives.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Benefits ratio(1):
Group life	89.3%	90.6%	89.5%	91.4%
Group disability	83.9%	93.2%	92.2%	93.8%
Administrative operating expense ratio(2):
Group life	9.9%	9.6%	10.5%	9.4%
Group disability	29.4%	25.6%	29.2%	26.1%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.
(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Three Month Comparison. The group life benefits ratio improved 1.3 percentage points primarily driven by favorable claim experience from lower claim severity and reduced claim incidence, partially offset by a decline in premiums. The group disability benefits ratio improved 9.3 percentage points primarily driven by higher claim resolutions and reduced claim incidence for long-term contracts, partially offset by a decline in premiums. The group life administrative operating expense ratio deteriorated 0.3 percentage points reflecting a decline in premiums. The group disability administrative operating expense ratio deteriorated 3.8 percentage points reflecting a decline in premiums and an increase in operating expense associated with our claims management process.

Six Month Comparison. The group life benefits ratio improved 1.9 percentage points primarily driven by a favorable reserve refinement in the first quarter of 2014, lower claim severity and reduced claim incidence, partially offset by a decline in premiums. The group disability benefits ratio improved 1.6 percentage points primarily driven by higher claim resolutions and reduced claim incidence for long-term contracts, partially offset by a decline in premiums. The group life administrative operating expense ratio deteriorated 1.1 percentage points reflecting a decline in premiums and higher operating expenses, as discussed above. The group disability administrative operating expense ratio deteriorated 3.1 percentage points reflecting a decline in premiums and an increase in operating expense associated with our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Annualized new business premiums(1):
Group life	$10	$15	$147	$163
Group disability	12	7	45	52

Total	$22	$22	$192	$215

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Service members’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Annualized new business premiums were flat for the second quarter of 2014 compared to 2013 and declined for the first six months of 2014 compared to 2013 reflecting our pricing discipline for both group life and group disability products.

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

We utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. We implement this hedging strategy utilizing a variety of instruments, including foreign currency derivative contracts, as discussed above, as well as U.S. dollar-denominated assets and, to a lesser extent, “dual currency” and “synthetic dual currency” assets held locally in our Japanese insurance subsidiaries. We may also hedge using instruments held in our U.S. domiciled entities, such as U.S. dollar-denominated debt that has been swapped to yen. The total hedge level may vary based on our periodic assessment of the relative contribution of our yen-based business to the Company’s overall return on equity.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries for the periods indicated.

	June 30, 2014	December 31, 2013
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.3	$2.7

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	10.3	8.1
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.2
Other	0.1	0.1

Subtotal	10.5	8.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.9

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	12.1	10.1

Total hedges	$14.4	$12.8

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $28.1 billion and $27.6 billion as of June 30, 2014 and December 31, 2013, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of June 30, 2014, we have hedged 100% of expected yen-based earnings for 2014 and 93%, 54% and 9% of expected yen-based earnings for 2015, 2016 and 2017, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$70	$68	$143	$108
Corporate and Other operations:
Impact of intercompany arrangement(1)	(70)	(68)	(143)	(108)
Settlement gains/(losses) on forward currency contracts	66	67	144	103

Net benefit/(detriment) to Corporate and Other operations	(4)	(1)	1	(5)

Net impact on consolidated revenues and adjusted operating income	$66	$67	$144	$103

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of June 30, 2014 and December 31, 2013, the notional amounts of these forward currency contracts were $2.9 billion and $3.5 billion, respectively, of which $2.3 billion and $2.7 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” Included in “Realized investment gains (losses), net, and related adjustments” were net losses of $224 million and net losses of $1,537 million for the three months ended June 30, 2014 and 2013, respectively, and net losses of $7 million and net losses of $3,938 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement through earnings within our international insurance operations as of June 30, 2014, as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency, based on balances as of June 30, 2014.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings through May 31, 2014, and Gibraltar Life’s current period assets and liabilities represent balances as of May 31, 2014.

	Balances subject to remeasurement, as of June 30, 2014			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.5	$20.6	$17.1	$(0.9)	$0.9
Australian dollar-denominated products	0.7	9.3	8.6	(0.4)	0.4
Euro-denominated products	0.1	0.3	0.2	(0.0)	0.0

Total	$4.3	$30.2	$25.9	$(1.3)	$1.3

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $27.7 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI.
(2)	The U.S. GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in AOCI.
(3)	Excludes $7.6 billion of insurance liabilities for U.S. dollar-denominated products associated with Prudential of Japan. These liabilities are coinsured to an affiliated U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, are not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,261	$2,158	$4,740	$4,601
Gibraltar Life and Other operations	2,991	3,782	5,587	7,689

	5,252	5,940	10,327	12,290

Benefits and expenses:
Life Planner operations	1,879	1,790	3,939	3,811
Gibraltar Life and Other operations	2,489	3,300	4,667	6,752

	4,368	5,090	8,606	10,563

Adjusted operating income:
Life Planner operations	382	368	801	790
Gibraltar Life and Other operations	502	482	920	937

	884	850	1,721	1,727

Realized investment gains (losses), net, and related adjustments(1)	36	(1,762)	571	(4,304)
Related charges	(11)	(58)	(20)	(109)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	53	73	(19)	290
Change in experience-rated contractholder liabilities due to asset value changes	(53)	(73)	19	(290)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	0	2	(65)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$907	$(970)	$2,274	$(2,751)

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $14 million including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $17 million primarily reflecting favorable mortality experience as well as the growth of business in force driven by sales results and continued strong persistency, partially offset by higher expenses.

Adjusted operating income from our Gibraltar Life and Other operations increased $20 million including a net unfavorable impact of $11 million from currency fluctuations. Results for the second quarter of 2013 also included $6 million of integration costs related to the acquisition of the Star and Edison Businesses. Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations increased $25 million primarily reflecting lower expenses, a gain on sales of fixed assets and higher contributions from net investment spreads, net of lower non-coupon investment income. Partially offsetting these variances was a lesser impact from accelerated earnings on surrenders of fixed annuities denominated in Australian and U.S. dollars caused by the appreciation in the prior year period of these currencies relative to the yen.

Six Month Comparison. Adjusted operating income from Life Planner operations increased $11 million including a net unfavorable impact of $9 million from currency fluctuations. Results for the first six months of 2014 also include a $16 million net unfavorable impact primarily from reserve refinements in our Korean operations. Excluding the effect of these items, adjusted operating income increased $36 million primarily reflecting growth of business in force driven by sales results and continued strong persistency as well as more favorable mortality experience. Partially offsetting these increases was the impact of an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan as well as higher expenses in the current period.

Adjusted operating income from our Gibraltar Life and Other operations decreased $17 million including a net unfavorable impact of $20 million from currency fluctuations. Results for the first six months of 2013 also included a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013, as well as $9 million of integration costs related to the acquisition of the Star and Edison Businesses. Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations increased $60 million primarily reflecting lower expenses, a gain on sales of fixed assets, as well as the absence of certain policyholder dividend refinements that were made in the first quarter of 2013, and higher investment spreads, as discussed above. Partially offsetting these variances were a lesser impact from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars, as discussed above, and less favorable mortality experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $103 million including a net unfavorable impact of $42 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $145 million. This increase came primarily from higher premiums and policy charges and fee income of $90 million driven by growth of business in force. Net investment income increased $39 million primarily reflecting investment portfolio growth partly offset by the impact from lower reinvestment rates.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” increased $89 million including a net favorable impact of $39 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $128 million. Policyholder benefits, including changes in reserves, increased $114 million primarily driven by business growth, partially offset by the impact of favorable mortality experience. General and administrative expenses, net of capitalization, increased $17 million primarily due to higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $791 million including a net favorable impact of $58 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $849 million, driven by a $900 million decline in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflects the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products as well as recent pricing actions taken on certain retirement and protection products.

Benefits and expenses of our Gibraltar Life and Other operations decreased $811 million including a net unfavorable impact of $69 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $880 million. Policyholder benefits, including changes in reserves, decreased $847 million, with a related decline in premiums and policy charges and fee income as discussed above, driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products as well as recent pricing actions taken on certain retirement and protection products. General and administrative expenses, net of capitalization, declined $21 million reflecting lower distribution costs and other costs to support business initiatives.

Six Month Comparison. Revenues from our Life Planner operations increased $139 million including a net unfavorable impact of $203 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $342 million. This increase came primarily from higher premiums and policy charges and fee income of $225 million driven by growth of business in force. Net investment income increased $85 million primarily reflecting investment portfolio growth, partly offset by the impact from lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $128 million including a net favorable impact of $194 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $322 million. Policyholder benefits, including changes in reserves, increased $283 million primarily driven by business growth and an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan as well as reserve refinements in our Korean operations, as discussed above. General and administrative expenses, net of capitalization, increased $28 million primarily due to higher distribution costs and technology expenditures. Amortization of DAC increased $16 million, reflecting business growth and the impact of equity market movements in Japan.

Revenues from our Gibraltar Life and Other operations decreased $2,102 million including an unfavorable impact of $47 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life decreased $2,055 million, driven by a $2,026 million decrease in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflects the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products, recent pricing actions taken on certain retirement and protection products and lower premiums from the Life Consultant distribution channel. The decrease in revenues also includes the impact of $66 million from the sale of our investment in China Pacific Group during the first quarter of 2013, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $2,085 million including a net favorable impact of $27 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $2,058 million. Policyholder benefits, including changes in reserves, decreased $1,957 million, with a related decline in premiums and policy charges and fee income as discussed above, driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products, and recent pricing actions taken on certain retirement and protection products. General and administrative expenses, net of capitalization, declined $45 million reflecting lower distribution costs and other costs to support business initiatives.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$272	$255	$603	$600
Gibraltar Life	437	498	798	957

Total	$709	$753	$1,401	$1,557

On a constant exchange rate basis:
Life Planner operations	$290	$277	$659	$642
Gibraltar Life	479	550	882	1,026

Total	$769	$827	$1,541	$1,668

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

	Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)

Life Planners	$178	$27	$73	$12	$290	$133	$25	$111	$8	$277
Gibraltar Life:
Life Consultants	118	19	34	61	232	152	28	32	44	256
Banks(2)	115	0	2	50	167	188	1	2	27	218
Independent Agency	37	12	13	18	80	33	16	18	9	76

Subtotal	270	31	49	129	479	373	45	52	80	550

Total	$448	$58	$122	$141	$769	$506	$70	$163	$88	$827

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 49%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2014, and 39% and 45%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2013. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $13 million. Results reflect higher sales of whole life products and variable annuity products in our Korean operations and of whole life protection products in our Brazilian operations. These increases were partially offset by a net decline in sales in Japan, where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $71 million. Bank channel sales declined $51 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. dollar-denominated whole life products and annuity products. Life Consultant sales declined $24 million due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products and a lower Life Consultant count in 2014 due to active management of our sales force. Independent Agency sales increased $4 million primarily driven by higher sales of Australian dollar-denominated annuity products and individual life protection products, partially offset by a decrease in sales of other protection products.

	Six Months Ended June 30, 2014					Six Months Ended June 30, 2013
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)

Life Planners	$360	$59	$210	$30	$659	$302	$58	$260	$22	$642
Gibraltar Life:
Life Consultants	217	41	62	94	414	272	54	76	66	468
Banks(2)	220	1	4	96	321	386	1	4	44	435
Independent Agency	60	19	32	36	147	54	22	33	14	123

Subtotal	497	61	98	226	882	712	77	113	124	1,026

Total	$857	$120	$308	$256	$1,541	$1,014	$135	$373	$146	$1,668

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 57%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2014, and 49% and 38%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2013. Single pay and limited pay products generally have less death benefit protection per premium paid than more traditional recurring premium products.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $17 million. Results reflect higher sales of whole life products and variable annuity products in our Korean operations and of whole life protection products in our Brazilian operations. These increases were partially offset by a net decline in sales in Japan, where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $144 million. Bank channel sales declined $114 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. dollar-denominated whole life products and annuity products. Life Consultant sales declined $54 million primarily due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products. Independent Agency sales increased $24 million primarily driven by higher sales of Australian dollar-denominated annuity products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Capital debt interest expense	$(152)	$(170)	$(298)	$(339)
Operating debt interest expense, net of investment income	(20)	(39)	(64)	(82)
Pension and employee benefits	42	67	86	134
Other corporate activities(1)	(211)	(205)	(407)	(374)

Adjusted operating income	(341)	(347)	(683)	(661)

Realized investment gains (losses), net, and related adjustments	(822)	765	(1,981)	1,369
Related charges	(1)	(12)	(1)	(24)
Divested businesses	47	(84)	120	(55)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	0	(2)	2

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,119)	$322	$(2,547)	$631

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $6 million. Operating debt interest expense, net of investment income, decreased $19 million driven by lower interest expense on operating debt proceeds held in cash. Capital debt interest expense decreased $18 million resulting from the replacement of higher coupon debt with new issuances at lower rates during 2013. Higher net charges of $6 million from other corporate activities were primarily driven by increased retained corporate expenses, including costs related to enhanced regulatory supervision, partially offset by the absence of the accelerated recognition of deferred bond issuance costs related to capital and operating debt redeemed in the second quarter of 2013.

Results from pension and employee benefits decreased $25 million. Income from our qualified pension plan decreased $20 million driven by lower returns from a decline in value of fixed income plan assets and higher interest costs on the plan obligation from a higher discount rate.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $22 million. Higher net charges of $33 million from other corporate activities were primarily driven by increased retained corporate expenses, including costs related to enhanced regulatory supervision, as well as an unfavorable comparative impact for our estimate of payments arising from the use of new Social Security Master Death File matching criteria to identify both deceased policy and contract holders, partially offset by the absence of the accelerated recognition of deferred bond issuance costs related to capital and operating debt redeemed in the first six months of 2013. Capital debt interest expense decreased $41 million resulting primarily from the replacement of higher coupon debt with new issuances at lower rates during 2013. Operating debt interest expense, net of investment income, decreased $18 million driven by higher income on invested assets.

Results from pension and employee benefits decreased $48 million. Income from our qualified pension plan decreased $40 million driven by the impact of the decline in the value of plan assets and higher discount rates, as discussed above.

Capital Protection Framework

Corporate and Other operations includes the results related to our Capital Protection Framework, which includes the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, using equity-based derivatives. The hedging costs related to this program were $10 million and $12 million for the three months ended June 30, 2014 and 2013, respectively, and $21 million and $25 million for the six months ended June 30, 2014 and 2013, respectively.

We also manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

In addition, we may choose to manage certain capital market related risk associated with various operations of the Financial Services Businesses through capital management strategies other than hedging of particular exposures. “Realized investment gains (losses), net and related adjustments” includes net losses of $706 million and $1,761 million for the three and six months ended June 30, 2014, respectively, and net gains of $737 million and $1,166 million for the three and six months ended June 30, 2013, respectively, resulting from our decision to utilize these capital management strategies to manage a portion of our interest rate risk. The net losses in 2014 and net gains in 2013 were driven by significant declines and increases, respectively, in interest rates during the respective periods. The capital consequences associated with this decision have been factored into our Capital Protection Framework.

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

As of June 30, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,187 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,939 million at June 30, 2014, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
U.S. GAAP results:
Revenues	$1,835	$1,464	$3,401	$2,983
Benefits and expenses	1,779	1,460	3,332	2,960

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$56	$4	$69	$23

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $52 million, primarily driven by an increase in net realized investment gains, partially offset by an unfavorable impact from insurance activity and lower net investment income. Net realized investment gains increased $390 million reflecting favorable changes in the value of derivatives and higher trading gains on fixed maturities and equity securities. Net insurance results declined $59 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 dividend scale and an increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify both deceased policy and contract holders. Net investment income declined $35 million primarily reflecting the impact of lower reinvestment rates. As a result of the above and other variances, a $201 million policyholder dividend obligation expense was recorded in the second quarter of 2014, compared to a $59 million benefit in the second quarter of 2013. As noted above, as of June 30, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,187 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $46 million, primarily driven by an increase in net realized investment gains, partially offset by an unfavorable impact from insurance activity and lower net investment income. Net realized investment gains increased $430 million reflecting higher trading gains on fixed maturities and equity securities as well as favorable changes in the value of derivatives. Net insurance results declined $55 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 dividend scale. Net investment income declined $23 million primarily reflecting the impact of lower reinvestment rates, partially offset by higher income from non-coupon investments. As a result of the above and other variances, a $300 million policyholder dividend obligation expense was recorded in the first six months of 2014, compared to a $24 million benefit in the first six months of 2013.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $371 million, primarily driven by a $390 million increase in net realized investment gains, partially offset by a $35 million decline in net investment income, both of which are discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $319 million, primarily driven by a $280 million increase in dividends to policyholders and a $41 million increase in policyholders’ benefits, including changes in reserves. The increase in dividends to policyholders includes a $260 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $20 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 dividend scale, partially offset by a decline in policies in force. The increase in policyholders’ benefits, including changes in reserves, reflected an increase in reserves for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify both deceased policy and contract holders.

Six Month Comparison. Revenues increased $418 million, primarily driven by a $430 million increase in net realized investment gains, partially offset by a $23 million decline in net investment income, both of which are discussed above.

Benefits and expenses increased $372 million, primarily driven by a $354 million increase in dividends to policyholders including a $324 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $29 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 dividend scale, partially offset by a decline in policies in force.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $404 million in the second quarter of 2014 compared to a benefit of $275 million in the second quarter of 2013. The increase in income tax expense is driven primarily by the pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures in the current quarter compared to pre-tax losses in the year ago quarter.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $877 million in the first six months of 2014 compared to a benefit of $1,102 million in the first six months of 2013. The first six months of 2014 and 2013 include $32 million and $108 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar. The U.S. tax expense for the first six months of 2013 is reflective of a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first six months of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax expense will actually be paid.

Excluding the impact of the “double tax,” the expense associated with income taxes increased $2,055 million, driven primarily by pre-tax income in the first six months of 2014 compared with a pre-tax loss in the first six months of 2013. In addition, the tax rate for the first six month of 2014 is based on the anticipated full year effective tax rate with certain adjustments for discrete items, while the tax rate for first six months of 2013 was limited to the tax benefit based on the first six months of 2013 loss, adjusted for discrete items and expected full year permanent differences.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $4 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $8 million and $3 million for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Long Term Care	$47	$(72)	$123	$(60)
Wealth Management Solutions	0	(6)	0	(10)
Real Estate and Relocation Services	1	2	1	28
Individual Health Insurance	(4)	(5)	(5)	(9)
Financial Advisory	(1)	(1)	(2)	(2)
Other	4	(2)	3	(2)

Total divested businesses income (loss) excluded from adjusted operating income	$47	$(84)	$120	$(55)

Long-Term Care. Results for the second quarter and first six months of 2014 improved in comparison to the prior year periods primarily from realized gains from derivatives used in duration management, driven by the impact of declining interest rates in 2014 compared to rising interest rates in 2013.

Real Estate and Relocation Services. Results for the first six months of 2013 included gains associated with the sales of loans previously made to real estate brokerage franchises and income from equity method investments in real estate brokerage franchises, the majority of which investments were sold in the second half of 2013.

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

The following tables set forth the impact of these items on results that are excluded from adjusted operating income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$172	$(544)	$345	$(666)
Derivatives	(36)	28	(82)	65
Commercial mortgages and other loans	(2)	4	(3)	2
Change in experience-rated contractholder liabilities due to asset value changes (1)(2)	(136)	544	(251)	618

Net gains (losses)	$(2)	$32	$9	$19

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$53	$73	$(19)	$290
Change in experience-rated contractholder liabilities due to asset value changes	(53)	(73)	19	(290)

Net gains (losses)	$0	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$225	$(471)	$326	$(376)
Derivatives	(36)	28	(82)	65
Commercial mortgages and other loans	(2)	4	(3)	2
Change in experience-rated contractholder liabilities due to asset value changes (1)(2)	(189)	471	(232)	328

Net gains (losses)	$(2)	$32	$9	$19

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $21 million as of June 30, 2014 and 2013, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $10 million and decreases of $54 million for the three months ended June 30, 2014 and 2013, respectively, and increases of $17 million and decreases of $42 million for the six months ended June 30, 2014 and 2013, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2014				As of December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$258,673	$4,390	$45,799	$1,096	$243,654	$4,079	$43,212	$866
Trading account assets:
Fixed maturities	25,524	598	152	0	23,469	511	185	9
Equity securities	2,230	643	162	120	2,219	722	157	120
All other(2)	1,870	6	0	0	1,250	6	0	0

Subtotal	29,624	1,247	314	120	26,938	1,239	342	129
Equity securities, available-for-sale	6,433	297	3,789	2	6,026	298	3,884	6
Commercial mortgage and other loans	204	0	0	0	158	0	0	0
Other long-term investments	1,394	1,229	217	213	1,595	1,396	(66)	0
Short-term investments	3,959	0	1,186	0	5,520	0	1,665	0
Cash equivalents	6,289	0	799	0	6,362	0	620	0
Other assets	165	4	0	0	131	4	85	0

Subtotal excluding separate account assets	306,741	7,167	52,104	1,431	290,384	7,016	49,742	1,001
Separate account assets	296,801	23,779	0	0	285,060	22,603	0	0

Total assets	$603,542	$30,946	$52,104	$1,431	$575,444	$29,619	$49,742	$1,001

Future policy benefits	$3,400	$3,400	$0	$0	$441	$441	$0	$0
Other liabilities(2)	573	5	0	0	2,201	5	6	0
Notes of consolidated VIEs	4,539	4,539	0	0	3,254	3,254	0	0

Total liabilities	$8,512	$7,944	$0	$0	$5,896	$3,700	$6	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.1% as of both June 30, 2014 and December 31, 2013, for the Financial Services Businesses, and 2.7% and 2.0% as of June 30, 2014 and December 31, 2013, respectively, for the Closed Block Business.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $5.0 billion and $4.3 billion as of June 30, 2014 and December 31, 2013, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.1 billion and $1.2 billion as of June 30, 2014 and December 31, 2013, respectively, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both June 30, 2014 and December 31, 2013. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $0.9 billion as of both June 30, 2014 and December 31, 2013.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other long-term investments.” Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $3.4 billion and $0.4 billion as of June 30, 2014 and December 31, 2013, respectively. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes of Consolidated VIEs

As discussed in Note 5 to the Unaudited Interim Consolidated Financial Statements, notes of consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily CLOs, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$241	$(1,002)	$312	$(1,822)
Closed Block Business	368	(22)	505	75

Consolidated realized investment gains (losses), net	$609	$(1,024)	$817	$(1,747)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$183	$254	$379	$295
Equity securities	31	31	64	65
Commercial mortgage and other loans	8	24	16	36
Derivative instruments	14	(1,310)	(155)	(2,222)
Other	5	(1)	8	4

Total	$241	$(1,002)	$312	$(1,822)

Related adjustments	(443)	(1,696)	(465)	(4,181)

Realized investment gains (losses), net, and related adjustments	(202)	(2,698)	(153)	(6,003)

Related charges	(71)	468	(128)	770

Realized investment gains (losses), net, and related charges and adjustments	$(273)	$(2,230)	$(281)	$(5,233)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$185	$37	$246	$49
Equity securities	137	63	189	106
Commercial mortgage and other loans	0	1	0	2
Derivative instruments	46	(120)	70	(78)
Other	0	(3)	0	(4)

Total	$368	$(22)	$505	$75

2014 to 2013 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains were $241 million in the second quarter of 2014, compared to net realized investment losses of $1,002 million in the second quarter of 2013.

Net realized gains on fixed maturity securities were $183 million in the second quarter of 2014, compared to net realized gains of $254 million in the second quarter of 2013, as set forth in the following table.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$250	$325
Private bond prepayment premiums	21	19

Total gross realized investment gains	271	344

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(17)	(23)
Gross losses on sales and maturities(1)	(67)	(62)
Credit related losses on sales	(4)	(5)

Total gross realized investment losses	(88)	(90)

Realized investment gains (losses), net—Fixed Maturity Securities	$183	$254

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$183	$263

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the second quarter of 2014 of $183 million were primarily due to maturities of U.S. dollar-denominated securities within our International Insurance segment. Net gains on sales and maturities of fixed maturity securities in the second quarter of 2013 of $263 million were primarily due to sales of Australian and U.S. dollar-denominated securities within our International Insurance segment related to fixed annuities surrendered. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2014 and 2013.

Net realized gains on equity securities were $31 million in both the second quarter of 2014 and 2013, and included net gains on sales of equity securities of $37 million and $32 million, respectively, primarily within our International Insurance segment. Both periods gains were offset by other-than-temporary impairments of $6 million and $1 million, respectively. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2014 and 2013.

Net realized gains on derivatives were $14 million in the second quarter of 2014, compared to net realized losses of $1,310 million in the second quarter of 2013. The net derivative gains in the second quarter of 2014 primarily reflect $309 million of gains on interest rate derivatives used to manage duration as interest rates decreased and $43 million of gains representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. Offsetting these gains are net losses of $354 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. The net derivative losses in 2013 primarily reflect net losses of $524 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $504 million on interest rate derivatives used to manage duration as interest rates increased. Also contributing to the net derivative losses were $332 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $140 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2014 include net negative related adjustments of $443 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI, and by settlements on interest rate and currency derivatives. Results for the second quarter of 2013 include net negative related adjustments of $1,696 million primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

Charges that relate to “Realized investment gains (losses), net and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the second quarter of 2014 include net related charges of $71 million, compared to net related benefits of $468 million for the second quarter of 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the second quarter of 2014, we recorded other-than-temporary impairments of $23 million in earnings, compared to $28 million in the second quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$10	$19
Private fixed maturity securities	7	4

Total fixed maturity securities	17	23
Equity securities	6	1
Other invested assets(2)	0	4

Total	$23	$28

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$11	$11
Due to other accounting guidelines(3)	6	12

Total	$17	$23

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in the second quarter of 2014 were concentrated in the consumer cyclical, finance and utility sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities we intend to sell, or securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the second quarter of 2014, we recorded other-than-temporary impairments of $3 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity security other-than-temporary impairments in the second quarter of 2013 were concentrated in foreign government securities, asset-backed securities collateralized by sub-prime mortgages and the consumer cyclical and capital goods sectors within corporate securities. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity, or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2014 were primarily driven by the extent and duration of declines in values. Equity security other-than-temporary impairments in the second quarter of both 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the second quarter of 2014 were $368 million, compared to net realized investment losses of $22 million in the second quarter of 2013.

Net realized gains on fixed maturity securities were $185 million in the second quarter of 2014, compared to net realized gains of $37 million in the second quarter of 2013, as set forth in the following table.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$198	$63
Private bond prepayment premiums	7	5

Total gross realized investment gains	205	68

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(9)	(10)
Gross losses on sales and maturities(1)	(9)	(21)
Credit related losses on sales	(2)	0

Total gross realized investment losses	(20)	(31)

Realized investment gains (losses), net—Fixed Maturity Securities	$185	$37

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$189	$42

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $137 million and $63 million in the second quarter of 2014 and 2013, respectively, primarily driven by net gains on sales of equity securities. See below for additional information regarding other-than-temporary impairments of fixed maturity securities in the second quarter of 2014 and 2013.

Net realized gains on derivatives were $46 million in the second quarter of 2014, compared to net realized losses of $120 million in the second quarter of 2013. Derivative gains in the second quarter of 2014 primarily reflect net gains of $28 million on interest rate derivatives primarily used to manage duration and net gains of $17 million on “to be announced” (“TBA”) forward contracts as interest rates decreased. Derivative losses in the second quarter of 2013 primarily reflect net losses of $93 million on interest rate derivatives primarily used to manage duration as interest rates increased, as well as net losses of $15 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the Euro and other currencies.

During the second quarter of 2014, we recorded other-than-temporary impairments of $10 million in earnings, compared to $12 million in the second quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$4	$9
Private fixed maturity securities	5	1

Total fixed maturity securities	9	10
Equity securities	1	0
Other invested assets(2)	0	2

Total	$10	$12

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$9	$8
Due to other accounting guidelines	0	2

Total	$9	$10

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the second quarter of 2014 were concentrated in the consumer cyclical, communications and utility sectors within corporate securities. Fixed maturity security other-than-temporary impairments in the second quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the communications, basic industry, and utility sectors within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2014 were primarily due to the extent and duration of declines in values.

2014 to 2013 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains were $312 million in the first six months of 2014, compared to net realized investment losses of $1,822 million in the first six months of 2013.

Net realized gains on fixed maturity securities were $379 million in the first six months of 2014, compared to net realized gains of $295 million in the first six months of 2013, as set forth in the following table.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$572	$505
Private bond prepayment premiums	33	29

Total gross realized investment gains	605	534

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(27)	(82)
Gross losses on sales and maturities(1)	(176)	(132)
Credit related losses on sales	(23)	(25)

Total gross realized investment losses	(226)	(239)

Realized investment gains (losses), net—Fixed Maturity Securities	$379	$295

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$396	$373

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the first six months of 2014 were $396 million primarily due to maturities of U.S. dollar-denominated securities within our International Insurance segment. Net gains on sales and maturities of fixed maturity securities in the first six months of 2013 were $373 million primarily due to sales of Australian and U.S. dollar-denominated securities within our International Insurance segment related to fixed annuities surrendered. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2014 and 2013.

Net realized gains on equity securities were $64 million and $65 million in the first six months of 2014 and 2013, respectively, and included net gains on sales of equity securities of $78 million and $73 million, respectively. Both periods gains were offset by other-than-temporary impairments of $14 million and $8 million, respectively. See below for additional information regarding other-than-temporary impairments of equity securities in the first six months of 2014 and of 2013.

Net realized losses on derivatives were $155 million in the first six months of 2014, compared to net realized losses of $2,222 million in the first six months of 2013. The net derivative losses in the first six months of 2014 primarily reflect net losses of $1,040 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Partially offsetting these losses were net gains of $746 million on interest rate derivatives used to manage duration as interest rates decreased and $86 million of gains representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net derivative losses in the first six months of 2013 primarily reflect net losses of $1,282 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net losses of $699 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Also contributing to the net derivative losses were net mark-to-market losses of $610 million on interest rate derivatives used to manage duration as interest rates increased. Partially offsetting these losses were net gains of $373 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Related adjustments for the first six months of 2014 include net negative adjustments of $465 million driven by settlements on interest rate and currency derivatives. Related adjustments for the first six months of 2013 include net negative adjustments of $4,181 primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI.

Related charges include net related charges of $128 million for the first six months of 2014 compared to net related benefits of $770 million for the first six months of 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves.

During the first six months of 2014, we recorded other-than-temporary impairments of $41 million in earnings, compared to $95 million in the first six months of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$16	$69
Private fixed maturity securities	11	13

Total fixed maturity securities	27	82
Equity securities	14	8
Other invested assets(2)	0	5

Total	$41	$95

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$18	$30
Due to other accounting guidelines(3)	9	52

Total	$27	$82

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in the first six months of 2014 were concentrated in the consumer cyclical, utility, finance and communications sectors within corporate securities. These other-than-temporary impairments were primarily related to securities we intend to sell, or securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the first six months of 2014, we recorded other-than-temporary impairments of $4 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity security other-than-temporary impairments in the first six months of 2013 were concentrated in the communications and utility sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities we intend to sell, or securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the first six months of 2013, we recorded other-than-temporary impairments of $2 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity.

Equity security other-than-temporary impairments in the first six months of 2014 were primarily due to the extent and duration of declines in values. Equity security other-than-temporary impairments in the first six months of 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2014 were $505 million, compared to net realized investment gains of $75 million in the first six months of 2013.

Net realized gains on fixed maturity securities were $246 million in the first six months of 2014, compared to net realized gains of $49 million in the first six months of 2013, as set forth in the following table.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$281	$95
Private bond prepayment premiums	15	13

Total gross realized investment gains	296	108

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(15)	(21)
Gross losses on sales and maturities(1)	(27)	(32)
Credit related losses on sales	(8)	(6)

Total gross realized investment losses	(50)	(59)

Realized investment gains (losses), net—Fixed Maturity Securities	$246	$49

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$254	$63

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $189 million and $106 million in the first six months of 2014 and 2013, respectively, resulting from net gains on sales of equity securities. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2014 and 2013.

Net realized gains on derivatives were $70 million in the first six months of 2014, compared to net realized losses of $78 million in the first six months of 2013. Derivative gains in the first six months of 2014 primarily reflect net gains of $47 million on interest rate derivatives primarily used to manage duration and net gains of $30 million on TBA forward contracts as interest rates decreased. Derivative losses in the first six months of 2013 primarily reflect net losses of $97 million on interest rate derivatives primarily used to manage duration as interest rates increased, partially offset by net gains of $31 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the Euro.

During the first six months of 2014, we recorded other-than-temporary impairments of $18 million in earnings, compared to $25 million in the first six months of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$9	$15
Private fixed maturity securities	6	6

Total fixed maturity securities	15	21
Equity securities	3	0
Other invested assets(2)	0	4

Total	$18	$25

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$14	$17
Due to other accounting guidelines	1	4

Total	$15	$21

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the first six months of 2014 were concentrated in the consumer cyclical and communications sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. Fixed maturity security other-than-temporary impairments in the first six months of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the communications, utility, and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first six months of 2014 were primarily due to the extent and duration of declines in values.

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

	June 30, 2014
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$225,793	$29,792	$255,585	62.2%
Public, held-to-maturity, at amortized cost	2,448	0	2,448	0.6
Private, available-for-sale, at fair value	32,580	16,007	48,587	11.8
Private, held-to-maturity, at amortized cost	723	0	723	0.2
Trading account assets supporting insurance liabilities, at fair value	21,273	0	21,273	5.2
Other trading account assets, at fair value	1,360	314	1,674	0.4
Equity securities, available-for-sale, at fair value	6,425	3,789	10,214	2.5
Commercial mortgage and other loans, at book value	32,755	9,964	42,719	10.4
Policy loans, at outstanding balance	7,021	4,945	11,966	2.9
Other long-term investments(1)	7,203	2,614	9,817	2.4
Short-term investments	4,219	1,385	5,604	1.4

Total general account investments	341,800	68,810	410,610	100.0%

Invested assets of other entities and operations(2)	8,709	0	8,709

Total investments	$350,509	$68,810	$419,319

	December 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,689	$27,401	$240,090	61.3%
Public, held-to-maturity, at amortized cost	2,500	0	2,500	0.7
Private, available-for-sale, at fair value	30,650	15,811	46,461	11.9
Private, held-to-maturity, at amortized cost	812	0	812	0.2
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	5.3
Other trading account assets, at fair value	1,341	342	1,683	0.4
Equity securities, available-for-sale, at fair value	6,019	3,884	9,903	2.5
Commercial mortgage and other loans, at book value	31,133	9,673	40,806	10.4
Policy loans, at outstanding balance	6,753	5,013	11,766	3.0
Other long-term investments(1)	7,172	2,024	9,196	2.4
Short-term investments	5,445	1,866	7,311	1.9

Total general account investments	325,341	66,014	391,355	100.0%

Invested assets of other entities and operations(2)	6,818	0	6,818

Total investments	$332,159	$66,014	$398,173

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in the first six months of 2014 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan as well as portfolio growth driven by the reinvestment of net investment income and net business inflows. The general account investments attributable to the Closed Block Business also increased in the first six months of 2014, primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both June 30, 2014 and December 31, 2013.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2014	December 31, 2013
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$120,074	$112,501
Public, held-to-maturity, at amortized cost	2,448	2,500
Private, available-for-sale, at fair value	7,402	6,762
Private, held-to-maturity, at amortized cost	723	812
Trading account assets supporting insurance liabilities, at fair value	2,007	1,925
Other trading account assets, at fair value	791	884
Equity securities, available-for-sale, at fair value	2,683	2,557
Commercial mortgage and other loans, at book value	6,918	6,581
Policy loans, at outstanding balance	2,416	2,280
Other long-term investments(1)	1,214	1,576
Short-term investments	441	541

Total Japanese general account investments	$147,117	$138,919

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2014 was primarily attributable to a net increase in fair value driven by declining interest rates on yen-denominated investments, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of June 30, 2014, our Japanese insurance operations had $46.4 billion, at fair value, of investments denominated in U.S. dollars, including $3.7 billion that were hedged to yen through third party derivative contracts and $31.5 billion that support liabilities denominated in U.S. dollars. As of December 31, 2013, our Japanese insurance operations had $42.6 billion, at fair value, of investments denominated in U.S. dollars, including $3.5 billion that were hedged to yen through third party derivative contracts and $29.9 billion that support liabilities denominated in U.S. dollars. The $3.8 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2013, is primarily attributable to a decrease in interest rates and portfolio growth as a result of business inflows.

Our Japanese insurance operations had $9.6 billion and $8.5 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2014 and December 31, 2013, respectively. The $1.1 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2013, is primarily attributable to the Australian dollar strengthening against the U.S. dollar, portfolio growth as a result of net business inflows and a decrease in interest rates.

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

	Three Months Ended June 30, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.82%	$2,210	5.07%	$484	4.00%	$2,694
Trading account assets supporting insurance liabilities	3.59	188	0.00	0	3.59	188
Equity securities	6.64	80	4.22	25	5.83	105
Commercial mortgage and other loans	4.83	390	5.24	130	4.92	520
Policy loans	4.93	85	5.90	73	5.34	158
Short-term investments and cash equivalents	0.22	6	1.47	2	0.27	8
Other investments	5.99	129	9.08	60	6.72	189

Gross investment income before investment expenses	3.93	3,088	5.29	774	4.14	3,862
Investment expenses	(0.13)	(101)	(0.26)	(39)	(0.15)	(140)

Investment income after investment expenses	3.80%	2,987	5.03%	735	3.99%	3,722

Investment results of other entities and operations(2)		32		0		32

Total investment income		$3,019		$735		$3,754

	Three Months Ended June 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.74%	$2,136	5.24%	$510	3.96%	$2,646
Trading account assets supporting insurance liabilities	3.71	192	0.00	0	3.71	192
Equity securities	6.82	69	3.97	25	5.74	94
Commercial mortgage and other loans	5.03	348	5.64	136	5.19	484
Policy loans	4.65	78	5.74	72	5.11	150
Short-term investments and cash equivalents	0.22	8	1.24	1	0.25	9
Other investments	8.39	165	10.51	62	8.88	227

Gross investment income before investment expenses	3.89	2,996	5.48	806	4.15	3,802
Investment expenses	(0.12)	(77)	(0.25)	(37)	(0.14)	(114)

Investment income after investment expenses	3.77%	2,919	5.23%	769	4.01%	3,688

Investment results of other entities and operations(2)		22		0		22

Total investment income		$2,941		$769		$3,710

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations, as described below under “—Invested Assets of Other Entities and Operations.”

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest rate related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Six Months Ended June 30, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.83%	$4,367	5.12%	$966	4.01%	$5,333
Trading account assets supporting insurance liabilities	3.72	387	0.00	0	3.72	387
Equity securities	6.12	143	3.82	46	5.34	189
Commercial mortgage and other loans	4.76	753	5.38	262	4.90	1,015
Policy loans	4.92	167	5.91	145	5.33	312
Short-term investments and cash equivalents	0.23	12	1.13	3	0.28	15
Other investments	8.97	379	13.15	164	9.93	543

Gross investment income before investment expenses	4.00	6,208	5.48	1,586	4.23	7,794
Investment expenses	(0.13)	(173)	(0.26)	(76)	(0.15)	(249)

Investment income after investment expenses	3.87%	6,035	5.22%	1,510	4.08%	7,545

Investment results of other entities and operations(2)		47		0		47

Total investment income		$6,082		$1,510		$7,592

	Six Months Ended June 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.73%	$4,283	5.28%	$1,020	3.95%	$5,303
Trading account assets supporting insurance liabilities	3.82	392	0.00	0	3.82	392
Equity securities	6.27	128	3.57	44	5.26	172
Commercial mortgage and other loans	5.09	689	5.75	274	5.26	963
Policy loans	4.68	154	5.75	144	5.14	298
Short-term investments and cash equivalents	0.20	16	1.16	3	0.23	19
Other investments	6.41	253	10.66	123	7.37	376

Gross investment income before investment expenses	3.81	5,915	5.50	1,608	4.08	7,523
Investment expenses	(0.12)	(157)	(0.26)	(76)	(0.14)	(233)

Investment income after investment expenses	3.69%	5,758	5.24%	1,532	3.94%	7,290

Investment results of other entities and operations(2)		58		0		58

Total investment income		$5,816		$1,532		$7,348

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The decrease in net investment income yield attributable to the Closed Block Business for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to lower fixed income reinvestment rates, partially offset by higher income from non-coupon investments.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.62%	$1,366	4.49%	$1,316
Trading account assets supporting insurance liabilities	3.85	183	3.95	186
Equity securities	7.06	53	7.83	46
Commercial mortgage and other loans	4.86	310	5.27	284
Policy loans	5.53	62	5.18	57
Short-term investments and cash equivalents	0.23	5	0.24	7
Other investments	6.15	98	10.30	130

Gross investment income before investment expenses	4.49	2,077	4.51	2,026
Investment expenses	(0.14)	(60)	(0.12)	(41)

Investment income after investment expenses	4.35%	2,017	4.39%	1,985

Investment results of other entities and operations(2)		32		22

Total investment income		$2,049		$2,007

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily the result of lower income from non-coupon investments, partially offset by the benefits from reinvestments within certain asset portfolios into higher yielding securities, primarily during the second half of 2013.

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

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.64%	$2,720	4.60%	$2,630
Trading account assets supporting insurance liabilities	3.90	368	4.00	374
Equity securities	6.80	98	7.46	86
Commercial mortgage and other loans	4.85	606	5.33	560
Policy loans	5.51	123	5.37	111
Short-term investments and cash equivalents	0.23	10	0.21	14
Other investments	9.73	300	6.98	171

Gross investment income before investment expenses	4.61	4,225	4.45	3,946
Investment expenses	(0.13)	(93)	(0.12)	(79)

Investment income after investment expenses	4.48%	4,132	4.33%	3,867

Investment results of other entities and operations(2)		47		58

Total investment income		$4,179		$3,925

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily the result of higher income from non-coupon investments and the benefits from reinvestments within certain asset portfolios into higher yielding securities, primarily during the second half of 2013.

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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.99%	$844	2.95%	$820
Trading account assets supporting insurance liabilities	1.08	5	1.21	6
Equity securities	5.97	27	5.42	23
Commercial mortgage and other loans	4.72	80	4.20	64
Policy loans	3.81	23	3.66	21
Short-term investments and cash equivalents	0.21	1	0.17	1
Other investments	5.53	31	4.93	35

Gross investment income before investment expenses	3.12	1,011	3.03	970
Investment expenses	(0.12)	(41)	(0.11)	(36)

Total investment income	3.00%	$970	2.92%	$934

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily attributable to asset growth supporting both yen-denominated and Australian dollar-denominated products.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2014 and 2013, was approximately $33.3 billion and $32.2 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2014 and 2013, was approximately $8.5 billion and $7.7 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.97%	$1,647	2.87%	$1,653
Trading account assets supporting insurance liabilities	1.96	19	1.97	18
Equity securities	5.03	45	4.72	42
Commercial mortgage and other loans	4.39	147	4.26	129
Policy loans	3.78	44	3.52	43
Short-term investments and cash equivalents	0.26	2	0.15	2
Other investments	6.91	79	5.46	82

Gross investment income before investment expenses	3.11	1,983	2.97	1,969
Investment expenses	(0.13)	(80)	(0.12)	(78)

Total investment income	2.98%	$1,903	2.85%	$1,891

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

The increase in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily attributable to more favorable results from non-coupon investments and growth in higher-yielding assets supporting both yen-denominated and Australian dollar-denominated products, partially offset by lower fixed income reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $33.3 billion and $32.1 billion for the six months ended June 30, 2014, and 2013, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $8.3 billion and $7.8 billion for the six months ended June 30, 2014, and 2013, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	June 30, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,630	$1,631	$118	$23,143	$20,764	$1,338	$326	$21,776
Consumer non-cyclical	22,064	2,107	273	23,898	21,965	1,888	653	23,200
Utility	19,371	1,792	227	20,936	18,335	1,299	659	18,975
Capital goods	10,363	1,058	116	11,305	10,025	901	266	10,660
Consumer cyclical	10,588	894	102	11,380	10,202	788	257	10,733
Foreign agencies	5,336	959	33	6,262	4,810	792	74	5,528
Energy	8,907	846	89	9,664	8,705	650	284	9,071
Communications	5,952	741	52	6,641	6,160	590	208	6,542
Basic industry	6,293	486	70	6,709	6,186	396	205	6,377
Transportation	5,792	592	33	6,351	5,712	477	116	6,073
Technology	3,449	302	42	3,709	3,589	286	103	3,772
Industrial other	2,401	243	15	2,629	2,440	205	52	2,593

Total corporate securities	122,146	11,651	1,170	132,627	118,893	9,610	3,203	125,300
Foreign government(3)	80,002	8,949	135	88,816	76,171	7,522	257	83,436
Residential mortgage-backed	5,517	394	7	5,904	5,872	356	34	6,194
Asset-backed securities(4)	7,462	271	84	7,649	7,591	218	173	7,636
Commercial mortgage-backed	10,022	374	37	10,359	9,772	360	104	10,028
U.S. Government	9,725	2,233	7	11,951	9,885	1,459	71	11,273
State & Municipal(5)	4,092	460	21	4,531	2,932	223	130	3,025

Total(6)	$238,966	$24,332	$1,461	$261,837	$231,116	$19,748	$3,972	$246,892

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $310 million of gross unrealized gains and $17 million of gross unrealized losses as of June 30, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(3)	As of June 30, 2014 and December 31, 2013, based on amortized cost, 79% and 80%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 9% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to June 30, 2014, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	June 30, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$4,552	$676	$14	$5,214	$4,584	$499	$48	$5,035
Consumer non-cyclical	4,799	580	12	5,367	4,693	480	47	5,126
Finance	4,317	413	2	4,728	4,001	294	15	4,280
Consumer cyclical	3,237	384	5	3,616	3,272	317	18	3,571
Capital goods	2,533	312	3	2,842	2,479	252	14	2,717
Energy	1,769	238	4	2,003	1,855	178	15	2,018
Communications	1,306	212	1	1,517	1,413	144	12	1,545
Basic industry	1,379	143	3	1,519	1,303	90	23	1,370
Transportation	1,255	175	4	1,426	1,313	120	9	1,424
Industrial other	950	87	1	1,036	954	61	13	1,002
Technology	687	68	3	752	665	53	8	710
Foreign agencies	396	56	1	451	460	38	6	492

Total corporate securities	27,180	3,344	53	30,471	26,992	2,526	228	29,290
Asset-backed securities(2)	3,721	54	64	3,711	3,747	34	141	3,640
Commercial mortgage-backed	4,069	97	21	4,145	3,960	60	59	3,961
U.S. Government	4,576	521	1	5,096	3,824	279	26	4,077
Residential mortgage-backed	1,090	64	2	1,152	1,080	55	6	1,129
Foreign government(3)	377	70	4	443	361	55	8	408
State & Municipal	674	107	0	781	664	51	7	708

Total(4)	$41,687	$4,257	$145	$45,799	$40,628	$3,060	$475	$43,213

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of both June 30, 2014 and December 31, 2013, based on amortized cost, no individual foreign country represented more than 11%.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to June 30, 2014, was primarily due to a net decrease in U.S. interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2014
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	324	324	353
2006	0	0	19	71	506	596	656
2005	0	1	21	28	204	254	268
2004 & Prior	0	2	27	25	520	574	606

Total collateralized by sub-prime mortgages	0	3	67	124	1,554	1,748	1,883

Other asset-backed securities:
Collateralized loan obligations	2,875	12	3	0	0	2,890	2,654
Collateralized by non-sub-prime mortgages	881	34	5	13	1	934	1,008
Collateralized by credit cards	404	0	10	0	0	414	497
Collateralized by auto loans	543	0	0	0	0	543	568
Other asset-backed securities(1)	171	517	106	26	113	933	981

Total asset-backed securities(2)	$4,874	$566	$191	$163	$1,668	$7,462	$7,591

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, and timeshares. Approximately 96% of the $389 million of education loans included above carry a Department of Education guaranty as of June 30, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	340	340	334
2006	0	0	19	67	563	649	658
2005	0	2	21	29	204	256	259
2004 & Prior	0	2	26	24	505	557	577

Total collateralized by sub-prime mortgages	0	4	66	120	1,612	1,802	1,828

Other asset-backed securities:
Collateralized loan obligations	2,872	14	3	0	7	2,896	2,656
Collateralized by non-sub-prime mortgages	937	35	5	13	1	991	1,064
Collateralized by credit cards	416	0	10	0	0	426	510
Collateralized by auto loans	547	0	0	0	1	548	571
Other asset-backed securities(1)	176	539	115	27	129	986	1,007

Total asset-backed securities(2)	$4,948	$592	$199	$160	$1,750	$7,649	$7,636

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises and timeshares. Approximately 96% of the $407 million of education loans included above carry a Department of Education guaranty as of June 30, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2014, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $1.883 billion as of December 31, 2013, to $1.748 billion as of June 30, 2014, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $74 million as of June 30, 2014, and $144 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of June 30, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2014, based on amortized cost, approximately 59% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 39% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.748 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of June 30, 2014, were $260 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2014
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	2	20	0	123	145	239
2006	0	83	0	5	333	421	573
2005	0	5	57	12	84	158	186
2004 & Prior	0	1	11	14	384	410	433

Total collateralized by sub-prime mortgages	0	91	88	31	924	1,134	1,431

Other asset-backed securities:
Collateralized by auto loans	870	0	0	0	0	870	687
Collateralized by loan obligations	935	0	0	0	0	935	660
Collateralized by credit cards	156	0	0	0	0	156	336
Collateralized by education loans(1)	27	387	0	0	0	414	429
Other asset-backed securities(2)	111	38	55	1	7	212	204

Total asset-backed securities(3)	$2,099	$516	$143	$32	$931	$3,721	$3,747

(1)	Approximately 97% of the $414 million of education loans included above carry a Department of Education guaranty as of June 30, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	June 30, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	2	19	0	127	148	227
2006	0	83	0	5	316	404	506
2005	0	5	56	12	77	150	174
2004 & Prior	0	1	11	13	364	389	406

Total collateralized by sub-prime mortgages	0	91	86	30	884	1,091	1,313

Other asset-backed securities:
Collateralized by auto loans	872	0	0	0	0	872	689
Collateralized by loan obligations	935	0	0	0	6	941	665
Collateralized by credit cards	156	0	0	0	0	156	337
Collateralized by education loans(1)	28	404	0	0	0	432	425
Other asset-backed securities(2)	111	39	58	1	10	219	211

Total asset-backed securities(3)	$2,102	$534	$144	$31	$900	$3,711	$3,640

(1)	Approximately 97% of the $432 million of education loans included above carry a Department of Education guaranty as of June 30, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.431 billion as of December 31, 2013, to $1.134 billion as of June 30, 2014, primarily reflecting sales, principal paydowns and other-than-temporary impairments recognized. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $61 million as of June 30, 2014, and $127 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 38% as of June 30, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of June 30, 2014, based on amortized cost, approximately 83% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 56% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.134 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of June 30, 2014, were $49 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	June 30, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,434	98.5%	$988	90.6%
Collateralized mortgage obligations	83	1.5	102	9.4

Total residential mortgage-backed securities	$5,517	100.0%	$1,090	100.0%

Portion rated AA or higher(2)	$5,442	98.6%	$988	90.6%

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,770	98.3%	$966	89.4%
Collateralized mortgage obligations	102	1.7	114	10.6

Total residential mortgage-backed securities	$5,872	100.0%	$1,080	100.0%

Portion rated AA or higher(2)	$5,779	98.4%	$966	89.4%

(1)	As of June 30, 2014, of these securities, for the Financial Services Businesses, $4.098 billion are supported by U.S. government and $1.336 billion are supported by foreign governments. As of December 31, 2013, of these securities, for the Financial Services Businesses, $4.388 billion were supported by the U.S. government and $1.382 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both June 30, 2014 and December 31, 2013.
(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	June 30, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$1,349	$0	$0	$0	$0	$1,349	$0
2013	2,384	125	0	9	0	2,518	2,579
2012—2009	243	283	0	0	0	526	529
2008—2007	498	44	17	5	0	564	952
2006	2,730	95	8	4	0	2,837	3,132
2005	1,872	58	0	4	0	1,934	2,116
2004 & Prior	230	49	14	0	1	294	464

Total commercial mortgage-backed securities(2)(3)(4)	$9,306	$654	$39	$22	$1	$10,022	$9,772

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of June 30, 2014, are downgraded super senior securities with amortized cost of $153 million in AA and $25 million in A.
(4)	Included in the table above, as of June 30, 2014, are agency commercial mortgage-backed securities with amortized cost of $443 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	June 30, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$1,381	$0	$0	$0	$0	$1,381	$0
2013	2,431	126	0	8	0	2,565	2,501
2012—2009	238	307	0	0	0	545	534
2008—2007	506	47	17	5	4	579	976
2006	2,842	102	7	4	0	2,955	3,283
2005	1,926	63	0	5	0	1,994	2,203
2004 & Prior	259	63	17	0	1	340	531

Total commercial mortgage-backed securities(2)(3)	$9,583	$708	$41	$22	$5	$10,359	$10,028

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of June 30, 2014, are agency commercial mortgage-backed securities with fair value of $470 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $289 million in AAA, $66 million in AA, $9 million in A and $8 million in BBB as of June 30, 2014, and $380 million in AAA, $93 million in AA, $26 million in A and $8 million in BBB as of December 31, 2013. Commercial mortgage-backed securities collateralized by non-U.S. properties are immaterial for both years.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	June 30, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$663	$70	$0	$0	$0	$733	$0
2013	959	298	0	9	0	1,266	1,333
2012—2009	285	80	0	0	0	365	452
2008—2007	209	20	0	1	5	235	371
2006	880	10	0	0	0	890	1,038
2005	527	26	0	0	0	553	710
2004 & Prior	22	0	4	1	0	27	56

Total commercial mortgage-backed securities(2)(3)	$3,545	$504	$4	$11	$5	$4,069	$3,960

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2014, are downgraded super senior securities with amortized cost of $30 million in AA.
(3)	Included in the table above, as of June 30, 2014, are agency commercial mortgage-backed securities with amortized cost of $20 million in AAA and $468 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	June 30, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2013
	AAA	AA	A	BBB	BB and below
	(in millions)
Vintage
2014	$677	$72	$0	$0	$0	$749	$0
2013	968	309	0	8	0	1,285	1,294
2012—2009	284	83	0	0	0	367	443
2008—2007	210	20	0	1	15	246	381
2006	898	10	0	0	0	908	1,062
2005	535	27	0	0	0	562	725
2004 & Prior	22	0	4	2	0	28	56

Total commercial mortgage-backed securities(2)	$3,594	$521	$4	$11	$15	$4,145	$3,961

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of June 30, 2014, are agency commercial mortgage-backed securities with fair value of $19 million in AAA and $484 million in AA.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	June 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$186,823	$19,377	$1,048	$205,152	$179,543	$15,520	$2,811	$192,252
2	42,687	4,210	314	46,583	42,659	3,563	938	45,284

Subtotal High or Highest Quality Securities(5)	229,510	23,587	1,362	251,735	222,202	19,083	3,749	237,536
3	6,777	464	57	7,184	6,321	412	152	6,581
4	2,012	144	31	2,125	2,058	191	51	2,198
5	415	96	9	502	322	31	16	337
6	252	41	2	291	213	31	4	240

Subtotal Other Securities(6)(7)	9,456	745	99	10,102	8,914	665	223	9,356

Total Fixed Maturities	$238,966	$24,332	$1,461	$261,837	$231,116	$19,748	$3,972	$246,892

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of June 30, 2014 and December 31, 2013, 381 securities with amortized cost of $1,413 million (fair value, $1,462 million) and 306 securities with amortized cost of $806 million (fair value, $831 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)	Includes $310 million of gross unrealized gains and $17 million gross unrealized losses as of June 30, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(4)	As of June 30, 2014, includes gross unrealized losses of $79 million on public fixed maturities and $20 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $181 million on public fixed maturities and $42 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of June 30, 2014, includes $202,394 million of public fixed maturities and $27,116 million of private fixed maturities and, as of December 31, 2013, includes $196,058 million of public fixed maturities and $26,144 million of private fixed maturities.
(6)	On an amortized cost basis, as of June 30, 2014, includes $5,921 million of public fixed maturities and $3,535 million of private fixed maturities and, as of December 31, 2013, includes $5,710 million of public fixed maturities and $3,204 million of private fixed maturities.
(7)	On an amortized cost basis, as of June 30, 2014, securities considered below investment grade based on lowest of external rating agency ratings, total $11.0 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	June 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$24,545	$2,258	$90	$26,713	$23,521	$1,543	$307	$24,757
2	13,833	1,779	32	15,580	14,166	1,359	118	15,407

Subtotal High or Highest Quality Securities(3)	38,378	4,037	122	42,293	37,687	2,902	425	40,164
3	2,265	157	11	2,411	1,957	106	23	2,040
4	871	32	10	893	760	24	21	763
5	113	10	2	121	138	9	5	142
6	60	21	0	81	86	19	1	104

Subtotal Other Securities(4)(5)	3,309	220	23	3,506	2,941	158	50	3,049

Total Fixed Maturities	$41,687	$4,257	$145	$45,799	$40,628	$3,060	$475	$43,213

(1)	Includes, as of June 30, 2014 and December 31, 2013, 68 securities with amortized cost of $1,065 million (fair value, $1,109 million) and 56 securities with amortized cost of $822 million (fair value, $837 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of June 30, 2014, includes gross unrealized losses of $16 million on public fixed maturities and $7 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $35 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of June 30, 2014, includes $25,724 million of public fixed maturities and $12,654 million of private fixed maturities and, as of December 31, 2013, includes $24,642 million of public fixed maturities and $13,045 million of private fixed maturities.
(4)	On an amortized cost basis, as of June 30, 2014, includes $1,520 million public fixed maturities and $1,789 million of private fixed maturities and, as of December 31, 2013, includes $1,407 million of public fixed maturities and $1,534 million of private fixed maturities.
(5)	On an amortized cost basis, as of June 30, 2014, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.4 billion, or 10% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of two years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.”

The Financial Services Businesses had no outstanding sell protection credit derivatives as of either June 30, 2014 or December 31, 2013. There were no premiums received for the credit derivatives we sell attributable to the Financial Services Businesses for the three and six months ended June 30, 2014, respectively. The premiums received for the credit derivatives we sell attributable to the Financial Services Businesses were $1 million and $3 million for the three and six months ended June 30, 2013, respectively, and are included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

As of both June 30, 2014 and December 31, 2013, the Closed Block Business had $5 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million of exposure where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of June 30, 2014 and December 31, 2013, the Financial Services Businesses had $892 million and $1.124 billion of outstanding notional amounts, reported at fair value as a liability of $28 million and of $33 million, respectively. As of June 30, 2014 and December 31, 2013, the Closed Block Business had $183 million and $275 million of outstanding notional amounts, reported at fair value as a liability of $8 million and $9 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $6 million and $13 million for the three and six months ended June 30, 2014, and $7 million and $15 million for the three and six months ended June 30, 2013, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $17 million and $23 million for the three months ended June 30, 2014 and 2013, respectively, and $27 million and $82 million for the six months ended June 30, 2014 and 2013, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended June 30, 2014 and 2013, were $1 million and $4 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the six months ended June 30, 2014 and 2013 include $3 million and $12 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $9 million and $10 million for the three months ended June 30, 2014, and 2013, respectively, and $15 million and $21 million for the six months ended June 30, 2014 and 2013, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended June 30, 2014, and 2013, were $0 million and $3 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the six months ended June 30, 2014 and 2013 include $2 million and $7 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$726	$726	$697	$697
Fixed maturities:
Corporate securities	12,097	12,829	12,109	12,616
Commercial mortgage-backed securities	2,450	2,498	2,417	2,441
Residential mortgage-backed securities	1,772	1,795	1,857	1,830
Asset-backed securities	1,159	1,181	1,096	1,107
Foreign government bonds	639	659	579	596
U.S. government authorities and agencies and obligations of U.S. states	302	353	303	341

Total fixed maturities	18,419	19,315	18,361	18,931
Equity securities	1,005	1,232	913	1,199

Total trading account assets supporting insurance liabilities	$20,150	$21,273	$19,971	$20,827

As a percentage of amortized cost, 77% of the portfolio was publicly traded as of both June 30, 2014 and December 31, 2013. As of both June 30, 2014 and December 31, 2013, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2014, $1.717 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $45 million secured by “ALT-A” mortgages, represented the remaining $55 million of residential mortgage-backed securities, of which 39% have credit ratings of A or better and 61% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	June 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$0	$0	$0	$0
Fixed maturities	640	706	129	152	576	612	166	185
Equity securities(1)	577	653	139	162	646	729	138	157

Total other trading account assets	$1,218	$1,360	$268	$314	$1,222	$1,341	$304	$342

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $640 million of fixed maturities attributable to the Financial Services Businesses as of June 30, 2014, on an amortized cost basis, are $156 million of asset-backed securities, 68% of which have credit ratings of A or above, 16% have BBB credit ratings, and the remaining 16% have BB and below credit ratings. There were no asset-backed securities included in the $129 million of fixed maturities attributable to the Closed Block Business, on an amortized cost basis, as of June 30, 2014.

Commercial Mortgage and Other Loans

Investment Mix

As of both June 30, 2014 and December 31, 2013, we held approximately 10% of our general account investments in commercial mortgage and other loans. This percentage is net of a $203 million and $212 million allowance for losses as of June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	June 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$30,891	$9,966	$29,164	$9,677
Uncollateralized loans	1,185	44	1,259	44
Residential property loans	512	0	544	0
Other collateralized loans	324	0	330	0

Total commercial mortgage and other loans(1)	$32,912	$10,010	$31,297	$9,721

(1)	Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

	June 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$9,677	31.3%	$3,310	33.2%	$9,089	31.1%	$3,230	33.4%
South Atlantic	6,183	20.0	1,793	18.0	5,671	19.4	1,711	17.7
Middle Atlantic	4,198	13.6	2,061	20.7	3,855	13.3	1,924	19.9
East North Central	2,605	8.5	768	7.7	2,678	9.2	725	7.4
West South Central	3,089	10.0	832	8.3	2,828	9.7	823	8.6
Mountain	1,454	4.7	230	2.3	1,448	5.0	278	2.9
New England	1,041	3.4	368	3.7	1,026	3.5	412	4.2
West North Central	550	1.8	97	1.0	555	1.9	104	1.1
East South Central	317	1.0	136	1.4	296	1.0	137	1.4

Subtotal-U.S.	29,114	94.3	9,595	96.3	27,446	94.1	9,344	96.6
Asia	625	2.0	0	0.0	723	2.5	0	0.0
Other	1,152	3.7	371	3.7	995	3.4	333	3.4

Total commercial and agricultural mortgage loans	$30,891	100.0%	$9,966	100.0%	$29,164	100.0%	$9,677	100.0%

	June 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,863	19.0%	$1,509	15.1%	$5,778	19.8%	$1,612	16.7%
Retail	5,960	19.3	2,496	25.1	6,085	20.9	2,612	27.0
Office	5,843	18.9	2,599	26.1	5,389	18.5	2,359	24.4
Apartments/Multi-Family	7,198	23.3	1,492	15.0	6,031	20.7	1,287	13.3
Other	2,932	9.5	728	7.3	2,806	9.6	653	6.7
Agricultural properties	1,611	5.2	562	5.6	1,598	5.4	585	6.0
Hospitality	1,484	4.8	580	5.8	1,477	5.1	569	5.9

Total commercial and agricultural mortgage loans	$30,891	100.0%	$9,966	100.0%	$29,164	100.0%	$9,677	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-

to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments.

As of June 30, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.24 times, and a weighted average loan-to-value ratio of 54%. As of June 30, 2014, approximately 96% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of June 30, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.17 times, and a weighted average loan-to-value ratio of 52%. As of June 30, 2014, approximately 99% of the commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2014, the weighted average debt service coverage ratio was 2.55 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.0 billion and $0.7 billion of such loans as of June 30, 2014 and December 31, 2013, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.1 billion of such loans as of both June 30, 2014 and December 31, 2013. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2014, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	June 30, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$16,099	$453	$324	$16,876
60%-69.99%	9,109	344	207	9,660
70%-79.99%	3,364	331	41	3,736
Greater than 80%	306	156	157	619

Total commercial and agricultural mortgage loans	$28,878	$1,284	$729	$30,891

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	June 30, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$6,195	$241	$33	$6,469
60%-69.99%	2,535	91	61	2,687
70%-79.99%	585	149	0	734
Greater than 80%	31	25	20	76

Total commercial and agricultural mortgage loans	$9,346	$506	$114	$9,966

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of June 30, 2014.

	June 30, 2014
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2014	$2,746	8.9%	$645	6.5%
2013	8,859	28.7	1,513	15.2
2012	4,584	14.8	1,817	18.2
2011	4,547	14.7	1,393	14.0
2010	2,771	9.0	1,009	10.1
2009	808	2.6	293	2.9
2008	1,496	4.9	537	5.4
2007 & prior	5,080	16.4	2,759	27.7

Total commercial and agricultural mortgage loans	$30,891	100.0%	$9,966	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $32,912 million and $31,297 million as of June 30, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $10,010 million and $9,721 million as of June 30, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current as of June 30, 2014 and December 31, 2013, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$164	$48	$186	$58
Addition to/(release of) allowance for losses	1	(2)	10	(7)
Charge-offs, net of recoveries	(8)	0	(27)	(3)
Change in foreign exchange	0	0	(5)	0

Allowance, end of period	$157	$46	$164	$48

Loan specific reserve	$7	$1	$11	$3
Portfolio reserve	$150	$45	$153	$45

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

Equity Securities—Financial Services Businesses

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$28	$8	$0	$36	$32	$4	$1	$35
Mutual fund common stocks(1)	2,544	580	2	3,122	2,245	562	8	2,799
Other common stocks	2,289	993	15	3,267	2,277	920	12	3,185

Total equity securities(2)	$4,861	$1,581	$17	$6,425	$4,554	$1,486	$21	$6,019

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$0	$0	$0	$0	$1	$1	$0	$2
Mutual fund common stocks	8	6	0	14	8	6	0	14
Other common stocks	2,343	1,442	10	3,775	2,433	1,443	8	3,868

Total equity securities	$2,351	$1,448	$10	$3,789	$2,442	$1,450	$8	$3,884

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

Impairments of equity securities attributable to the Financial Services Businesses were $6 million and $1 million for the three months ended June 30, 2014, and 2013, respectively, and $14 million and $8 million for the six months ended June 30, 2014, and 2013, respectively. Impairments of equity securities attributable to the Closed Block Business were $1 million and $0 million for the three months ended June 30, 2014, and 2013, respectively, and $3 million and $0 million for the six months ended June 30, 2014, and 2013, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, as of the dates indicated.

	June 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$275	$500	$277	$481
Non-real estate-related(1)	4,309	2,013	4,141	1,863
Real estate held through direct ownership(2)	1,797	0	1,559	0
Other(3)	822	101	1,195	(320)

Total other long-term investments	$7,203	$2,614	$7,172	$2,024

(1)	Primarily includes investments in private equity and hedge funds.
(2)	Primarily includes investments in office buildings within our Japanese insurance operations.
(3)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

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

	June 30, 2014	December 31, 2013
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$238	$242
Private, available-for-sale, at fair value	62	73
Other trading account assets, at fair value	6,991	4,770
Equity securities, available-for-sale, at fair value	8	7
Commercial mortgage and other loans, at book value(1)	245	202
Other long-term investments	1,106	1,132
Short-term investments	59	392

Total investments	$8,709	$6,818

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

As of June 30, 2014, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

During the six months ended June 30, 2014, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $500 million of shares of our Common Stock and declared aggregate Common Stock dividends of $493 million;

•	We issued $1.2 billion of medium-term notes in order to refinance upcoming debt maturities and for operating needs;

•

We increased the available capacity under our Guideline AXXX captive external financing facility from $2.0 billion to $3.5 billion, increased the amount outstanding under the facility to $1.8 billion and increased the maximum potential size of the facility to $4.0 billion; and

•	We executed additional captive financings of $500 million for Regulation XXX reserves and $650 million for Guideline AXXX reserves.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and its outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2014, the Financial Services Businesses had $37.6 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2014	December 31, 2013
	(in millions)
Attributed Equity(1)	$26,771	$25,299
Junior subordinated debt (i.e. hybrid securities)	4,884	4,884
Other capital debt	5,957	5,345

Total capital	$37,612	$35,528

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

We manage Prudential Insurance, Prudential of Japan, Gibraltar Life, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the Risk-Based Capital (“RBC”) ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the Solvency Margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

The table below presents the RBC ratios of certain of our domestic insurance subsidiaries as of December 31, 2013(1):

Prudential Insurance	456%
Prudential Annuities Life Assurance Corporation (“PALAC”)	502%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

The table below presents the Solvency Margin ratios of our most significant international insurance subsidiaries as of March 31, 2014, their most recent statutory fiscal year end.

Prudential of Japan	777%
Gibraltar Life consolidated(1)	955%

(1)	Includes Prudential Gibraltar Financial Life, a wholly-owned subsidiary of Gibraltar Life.

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

In addition, the NAIC recently proposed new guidance regarding the calculation of “total adjusted capital” (“TAC”), that will directly affect the calculation of the RBC ratio. The new guidance, which is expected to be effective for December 31, 2014, would limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the RBC ratios of our domestic insurance subsidiaries.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc. a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these initiatives. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our domestic life insurance subsidiaries are subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. For more information about our financing of non-economic reserves, see “Financing Activities” below.

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

We reinsure 90% of the short-term risks of Prudential Insurance’s Closed Block Business to a captive reinsurance company domiciled in New Jersey. These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement is intended to alleviate the short-term statutory surplus volatility within Prudential Insurance resulting from the Closed Block Business, including volatility caused by the impact of any unrealized mark-to-market losses and realized credit losses within its investment portfolio. To support the captive’s funding obligations under the reinsurance arrangement, we maintain a $2.0 billion letter of credit facility with unaffiliated financial institutions through which the captive can obtain a letter of credit during an availability period expiring in October 2015. Prudential Financial guarantees all obligations of the New Jersey captive under the facility, including its obligation to reimburse any draws made under the letter of credit. Because the experience of the Closed Block is ultimately passed along to policyholders over time through the annual policyholder dividend, we believe that a draw under the letter of credit is unlikely. Our ability to obtain a letter of credit under the facility is subject to the continued satisfaction of customary conditions similar to those contained in our credit facilities described in Note 9 to our Unaudited Interim Consolidated Financial Statements.

Shareholder Distributions

In June 2014, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. This authorization supersedes the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve month period. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Common Stock, for the three months ended March 31 and June 30, 2014:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2014	$0.53	$247	2.9	$250
June 30, 2014	$0.53	$246	3.0	$250

As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the Federal Reserve System. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

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

As of June 30, 2014, Prudential Financial had cash and short-term investments of $5,981 million, an increase of $426 million from December 31, 2013. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,368 million as of June 30, 2014, an increase of $15 million from December 31, 2013.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2014
(in millions)
Sources:
Proceeds from the issuance of long-term senior debt	$1,196
Dividends and/or returns of capital from subsidiaries(1)	918
Proceeds from stock-based compensation and exercise of stock options	222
Interest income from subsidiaries on intercompany agreements, net of interest paid	107
Proceeds from short-term debt, net of repayments	77
Net income tax receipts	46

Total sources	2,566

Uses:
Share repurchases(2)	500
Common Stock dividends(3)	495
Interest paid on external debt	486
Maturities of long-term senior debt, excluding retail medium-term notes	473
Net payments under intercompany loan agreements(4)	352
Capital contributions to subsidiaries(5)	139
Repayment of retail medium-term notes	44
Class B Stock dividends	10
Other, net	52

Total uses	2,551

Net increase (decrease) in cash and short-term investments	$15

(1)	Includes dividends and/or returns of capital of $423 million from international subsidiaries, $302 million from Prudential Annuities Holding Company (of which $267 million was from PALAC), $167 million from asset management subsidiaries, and $26 million from other subsidiaries.
(2)	Excludes $12 million related to trades that settled in July 2014.
(3)	Includes cash payments made on dividends declared in prior periods.
(4)	Includes net borrowings by subsidiaries of $250 million by Prudential Term Reinsurance Company and $125 million by asset management subsidiaries, net repayments of $27 million to Gibraltar Life Insurance Company, offset by $50 million of net repayments by Pruco Life Insurance Company (“Pruco Life”).
(5)	Includes capital contributions of $88 million to international subsidiaries, $50 million to Pruco Re and $1 million to other subsidiaries.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for details on specific dividend restrictions.

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any 12-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. In June 2014, PALAC paid a dividend of $267 million to Prudential Financial, of which $9 million was considered to be an extraordinary dividend under Arizona insurance law.

International insurance subsidiaries. Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. During the first six months of 2014, Prudential of Korea paid a dividend of (Won)35.0 billion, or approximately $33 million, to its parent, Prudential International Insurance Holdings Ltd., of which $29 million was ultimately sent to Prudential Financial.

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

	June 30, 2014
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$4.4	$0.8	$0.5	$5.7	$8.3
Fixed maturity investments:
High or highest quality	128.3	19.2	8.4	155.9	149.2
Other than high or highest quality	9.4	1.4	0.7	11.5	10.5

Subtotal	137.7	20.6	9.1	167.4	159.7
Public equity securities	4.2	0.0	0.0	4.2	4.3

Total	$146.3	$21.4	$9.6	$177.3	$172.3

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	June 30, 2014
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$1.0	$2.4	$1.0	$4.4	$3.3
Fixed maturity investments:
High or highest quality(3)	28.9	88.8	14.0	131.7	123.5
Other than high or highest quality	0.4	2.2	0.1	2.7	2.8

Subtotal	29.3	91.0	14.1	134.4	126.3
Public equity securities	1.7	2.4	0.4	4.5	4.4

Total(4)	$32.0	$95.8	$15.5	$143.3	$134.0

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $131.7 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of June 30, 2014, $91.9 billion, or 70%, were invested in government or government agency bonds.
(4)	The increase in liquid assets from December 31, 2013 was driven by business growth and appreciation of the yen relative to the U.S. dollar.

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

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013 are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of June 30, 2014, the living benefit hedging derivatives were in a net receive position of $1.7 billion compared to a net posting position of $0.4 billion as of December 31, 2013. This change in collateral position was driven primarily by a decline in interest rates.

Additionally, in certain cases, state insurance law requires reinsurers, such as Pruco Re, to collateralize their obligations under a reinsurance agreement to permit the ceding company to claim statutory reinsurance reserve credit for the business ceded. Because our subsidiaries Pruco Life and PALAC are domiciled in the State of

Arizona (as is Pruco Re), they are able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. However, Pruco Re must post collateral with respect to business ceded to it by our subsidiaries Pruco Life Insurance Company of New Jersey (“PLNJ”) and Prudential Retirement Insurance and Annuity Company (“PRIAC”). We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be pledged can vary substantially due to changes in equity markets, interest rates, actuarial assumptions and other factors. The statutory reserve credit trust for PLNJ required collateral of $11 million and $7 million as of June 30, 2014 and December 31, 2013, respectively. The statutory reserve credit trust for PRIAC required collateral of $2 million as of both June 30, 2014 and December 31, 2013.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the Japanese yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. For further information on our hedging strategies, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.” Our hedging strategies, which include both internal and external hedging programs, may impact the liquidity positions of both Prudential Financial and our international insurance subsidiaries.

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge changes in the market value of U.S. dollar-denominated investments held on the books of these yen-based entities attributable to changes in the yen-dollar exchange rate. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity. Absent an internal hedge, changes in the market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2014, Prudential Financial received $274 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of June 30, 2014, the market value of the internal hedges was an asset of $326 million due from the yen-based subsidiaries. A significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial, while a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge a portion of our prospective non-U.S. dollar-denominated earnings streams and, to a lesser extent, our U.S. dollar-equivalent equity. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first six months of 2014, the Company received $200 million of net cash settlements related to these external hedges. As of June 30, 2014, the net asset related to these external foreign currency hedges was $467 million. A significant depreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash inflows to the Company, while a significant appreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash outflows from the Company.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, and Prudential Financial. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations since December 31, 2013.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the following alternative sources of liquidity:

•	Asset-based financing, as discussed further below.

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of June 30, 2014, Prudential Insurance had an estimated maximum borrowing capacity of $7.2 billion, of which $2.2 billion was outstanding, and PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of June 30, 2014, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $4.1 billion and $2.1 billion, respectively.

•

Commercial paper programs maintained by Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $268 million and $710 million, respectively, were outstanding as of June 30, 2014.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2.0 billion facility expiring in November 2018 that has Prudential Financial as borrower and a $1.75 billion facility expiring in November 2016 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of June 30, 2014 or as of the date of this filing.

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

	June 30, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,895	$3,891	$8,786	$4,128	$3,770	$7,898
Cash collateral for loaned securities	3,596	1,293	4,889	4,230	810	5,040
Securities sold but not yet purchased	31	0	31	56	0	56

Total(1)	$8,522	$5,184	$13,706	$8,414	$4,580	$12,994

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$6,551	$2,746	$9,297	$6,503	$2,273	$8,776
Weighted average maturity, in days(2)	51	80		39	71

(1)	The daily weighted average outstanding for the three and six months ended June 30, 2014 was $8,413 million and $8,301 million, respectively, for the Financial Services Businesses and $5,059 million and $4,969, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $0.7 billion due primarily to attractive cash collateral reinvestment opportunities.

As of June 30, 2014, our insurance entities had assets eligible for the asset-based or secured financing programs of $104.1 billion, of which $13.6 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2014, we believe approximately $28.3 billion of the remaining eligible assets are readily lendable, including approximately $21.9 billion related to the Financial Services Businesses, of which $5.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts.

In addition, as of June 30, 2014, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $0.6 billion of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of June 30, 2014, total short- and long-term debt of the Company on a consolidated basis was $27.3 billion, an increase of $1.1 billion from December 31, 2013. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2014			December 31, 2013
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$268	$710	$978	$190	$460	$650
Current portion of long-term debt and other(1)	2,321	430	2,751	1,531	413	1,944

Subtotal	2,589	1,140	3,729	1,721	873	2,594

General obligation long-term debt:
Senior debt(1)(2)	11,350	1,513	12,863	11,462	1,466	12,928
Junior subordinated debt	4,884	0	4,884	4,884	0	4,884
Surplus notes(3)	0	4,141	4,141	0	4,141	4,141

Subtotal	16,234	5,654	21,888	16,346	5,607	21,953

Total general obligations	18,823	6,794	25,617	18,067	6,480	24,547

Limited recourse borrowing(4):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	1,600	1,600	0	1,600	1,600

Total limited recourse borrowings	0	1,675	1,675	0	1,675	1,675

Total borrowings	$18,823	$8,469	$27,292	$18,067	$8,155	$26,222

(1)	Does not include $2,203 and $2,381 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes at June 30, 2014 and December 31, 2013, respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both June 30, 2014 and December 31, 2013. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2013 Annual Report on Form-10K.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both June 30, 2014 and December 31, 2013. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(3)	Amounts are net of assets under set-off arrangements of $3,588 and $2,400 million, as of June 30, 2014 and December 31, 2013, respectively.
(4)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2013 Annual Report on Form 10-K for additional information.

The outstanding amount of Prudential Financial’s borrowings of $18,823 million increased $756 million from December 31, 2013, driven by the issuance of $1,196 million of medium-term notes, partially offset by maturities of $473 million of medium-term notes. Borrowings of our subsidiaries of $8,469 million increased $314 million from December 31, 2013, primarily due to an increase in commercial paper issued by Prudential Funding.

As we continue to underwrite term and universal life insurance business, we expect to have additional financing needs for the funding of non-economic reserves required under Guideline AXXX and Regulation

XXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2015, assuming that the volume of new business remains consistent with current sales levels. In June 2014, we amended the twenty-year captive financing facility that we entered into in December 2013 to finance Guideline AXXX reserves. The amendment increased the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increased the maximum potential size of the facility to $4.0 billion and added additional external counterparties. The amendment also resulted in an increase in the outstanding amount of the surplus note currently issued by the captive from $900 million to $1.8 billion and allows for the financing of Guideline AXXX reserves resulting from the sale of universal life business in 2015. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus note and credit-linked notes issued through the facility are settled on a net basis, and the surplus note is reflected in the Company’s total consolidated borrowings on a net basis. Also, in June 2014, another captive reinsurance company issued a $650 million surplus note to an affiliate for the purpose of financing Guideline AXXX reserves.

In April 2014, one of our captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under our $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. In March 2014, a newly-formed captive reinsurance subsidiary issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and in subsequent years. If we are unsuccessful in executing these solutions, we may need to obtain financing from other sources, including through additional borrowings.

As of June 30, 2014 and December 31, 2013, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	A.M. Best(1)	S&P(2)		Moody’s(3)		Fitch(4)
Last review date	5/7/2014	12/11/2013		7/11/2013		7/10/2014
Current outlook	Stable	Stable	(5)	Stable		Positive
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-		A1		A+
Pruco Life Insurance Company	A+	AA-		A1		A+
Pruco Life Insurance Company of New Jersey	A+	AA-		NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-		NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-		A1		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-		NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-		NR		NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd.	NR	AA-		NR		NR
Prudential Life Insurance Co. of Taiwan, Inc.(6)	NR	twAA+		NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1		P-2		F2
Long-term senior debt	a-	A		Baa1		BBB+
Junior subordinated long-term debt	bbb	BBB+		Baa2		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A		A3		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+		P-1		F1
Long-term senior debt	a+	AA-		A2		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-		A1		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “S (Suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (default),” with ratings from “aaa” to “bbb” considered as investment grade. A.M. Best short-term credit ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “R (regulatory supervision).” A rating of AA- is the fourth highest of twenty-six rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest).” A rating of A1 is the fifth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings range from “Aaa (highest)” to “C (default).” Moody’s short-term ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of A+ is the fifth highest of nineteen rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).”
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.
(6)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was issued on December 18, 2013 by Taiwan Ratings Corporation, a partner of S&P.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, A.M. Best, S&P, Moody’s and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Fitch has all of the Company’s ratings on positive outlook; Moody’s and A.M. Best have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of June 30, 2014 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $33 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of $1.5 billion related to the variable annuity business acquired from Allstate. We estimate the cost of such letter of credit to be approximately $7 million per year. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On May 7, 2014, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential Financial’s core subsidiaries, including Prudential Insurance, Prudential Annuities Life Assurance Corporation, and Prudential Retirement Insurance and Annuity Company, with stable outlooks.

On July 10, 2014, Fitch affirmed Prudential Financial’s long-term senior debt rating at “A-” and the financial strength ratings of our U.S. operating entities at “A+”. Fitch also revised the outlook on these ratings from stable to positive.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2014, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)(3)
April 1, 2014 through April 30, 2014	1,026,443	$81.46	1,022,902
May 1, 2014 through May 31, 2014	1,019,086	$81.86	1,017,968
June 1, 2014 through June 30, 2014	940,453	$88.67	939,760

Total	2,985,982	$83.87	2,980,630	$0

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2013, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2013 through June 30, 2014.
(3)	The stock repurchase program authorized in June 2013 expired on June 30, 2014 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In June 2014, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2014 through June 30, 2015.

ITEM 6.	EXHIBITS

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: August 7, 2014

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