Form 10-Q
period 2014-09-30
PRUDENTIAL FINANCIAL INC
filed 2014-11-06
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 456 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2014 and December 31, 2013 (in millions, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014-$273,760; 2013- $268,727)(1)	$301,067	$286,866
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2014-$3,183; 2013- $3,553)(1)	2,880	3,312
Trading account assets supporting insurance liabilities, at fair value(1)	20,507	20,827
Other trading account assets, at fair value(1)	9,321	6,453
Equity securities, available-for-sale, at fair value (cost: 2014-$7,099; 2013-$7,003)	9,878	9,910
Commercial mortgage and other loans (includes $304 and $158 measured at fair value under the fair value option at September 30, 2014 and December 31, 2013, respectively)(1)	44,836	41,008
Policy loans	11,857	11,766
Other long-term investments (includes $1,024 and $873 measured at fair value under the fair value option at September 30, 2014 and December 31, 2013, respectively)(1)	10,860	10,328
Short-term investments	5,535	7,703

Total investments	416,741	398,173
Cash and cash equivalents(1)	17,222	11,439
Accrued investment income(1)	3,209	3,089
Deferred policy acquisition costs	16,585	16,512
Value of business acquired	3,394	3,675
Other assets(1)	14,380	13,833
Separate account assets	292,616	285,060

TOTAL ASSETS	$764,147	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$215,847	$206,859
Policyholders’ account balances(1)	139,133	136,657
Policyholders’ dividends	6,904	5,515
Securities sold under agreements to repurchase	9,039	7,898
Cash collateral for loaned securities	4,569	5,040
Income taxes	8,634	5,422
Short-term debt	4,429	2,669
Long-term debt	22,597	23,553
Other liabilities(1)	12,630	13,925
Notes issued by consolidated variable interest entities (includes $5,367 and $3,254 measured at fair value under the fair value option at September 30, 2014 and December 31, 2013, respectively)(1)	5,397	3,302
Separate account liabilities	292,616	285,060

Total liabilities	721,795	695,900

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,337 and 660,111,319 shares issued at September 30, 2014 and December 31, 2013, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	0	0
Additional paid-in capital	24,525	24,475
Common Stock held in treasury, at cost (203,017,507 and 199,056,067 shares at September 30, 2014 and December 31, 2013, respectively)	(12,879)	(12,415)
Accumulated other comprehensive income (loss)	13,501	8,681
Retained earnings	16,616	14,531

Total Prudential Financial, Inc. equity	41,769	35,278

Noncontrolling interests	583	603

Total equity	42,352	35,881

TOTAL LIABILITIES AND EQUITY	$764,147	$731,781

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Premiums	$6,644	$6,141	$18,580	$20,147
Policy charges and fee income	1,496	1,257	4,517	3,988
Net investment income	3,841	3,650	11,433	10,999
Asset management and service fees	949	858	2,781	2,558
Other income	(625)	1,514	177	(2,313)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2)	(359)	(113)	(847)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	(3)	316	66	701
Other realized investment gains (losses), net	80	(2,067)	939	(3,711)

Total realized investment gains (losses), net	75	(2,110)	892	(3,857)

Total revenues	12,380	11,310	38,380	31,522

BENEFITS AND EXPENSES
Policyholders’ benefits	7,334	6,237	20,186	20,480
Interest credited to policyholders’ account balances	882	759	3,075	2,203
Dividends to policyholders	745	582	2,056	1,587
Amortization of deferred policy acquisition costs	346	(452)	1,265	(14)
General and administrative expenses	2,789	2,658	8,289	8,068

Total benefits and expenses	12,096	9,784	34,871	32,324

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	284	1,526	3,509	(802)

Income tax expense (benefit)	(234)	497	643	(605)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	518	1,029	2,866	(197)
Equity in earnings of operating joint ventures, net of taxes	5	3	11	54

INCOME (LOSS) FROM CONTINUING OPERATIONS	523	1,032	2,877	(143)
Income (loss) from discontinued operations, net of taxes	0	8	8	11

NET INCOME (LOSS)	523	1,040	2,885	(132)
Less: Income (loss) attributable to noncontrolling interests	11	13	45	75

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$512	$1,027	$2,840	$(207)

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$1.00	$2.06	$5.87	$(0.64)
Income (loss) from discontinued operations, net of taxes	0.00	0.01	0.02	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$1.00	$2.07	$5.89	$(0.61)

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$0.99	$2.02	$5.79	$(0.64)
Income (loss) from discontinued operations, net of taxes	0.00	0.02	0.01	0.03

Net income (loss) attributable to Prudential Financial, Inc.	$0.99	$2.04	$5.80	$(0.61)

Dividends declared per share of Common Stock	$0.53	$0.40	$1.59	$1.20

Closed Block Business
Basic and Diluted earnings per share-Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$25.00	$29.50	$54.50	$36.00
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$25.00	$29.50	$54.50	$36.00

Dividends declared per share of Class B Stock	$2.41	$2.41	$7.22	$7.22

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2014 and 2013 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$523	$1,040	$2,885	$(132)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(498)	224	(251)	(1,182)
Net unrealized investment gains (losses)	1,331	(2,667)	7,650	(3,819)
Defined benefit pension and postretirement unrecognized periodic benefit	37	27	80	120

Total	870	(2,416)	7,479	(4,881)

Less: Income tax expense (benefit) related to other comprehensive income (loss)	446	(834)	2,651	(1,544)

Other comprehensive income (loss), net of taxes	424	(1,582)	4,828	(3,337)

Comprehensive income (loss)	947	(542)	7,713	(3,469)
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	(19)	53	53

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$936	$(523)	$7,660	$(3,522)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity(1)

Nine Months Ended September 30, 2014 and 2013 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2013	$6	$24,475	$14,531	$(12,415)	$8,681	$35,278	$603	$35,881
Common Stock acquired				(750)		(750)		(750)
Contributions from noncontrolling interests		(4)				(4)	73	69
Distributions to noncontrolling interests							(145)	(145)
Consolidations/(deconsolidations) of noncontrolling interests							(1)	(1)
Stock-based compensation programs		54		286		340		340
Dividends declared on Common Stock			(741)			(741)		(741)
Dividends declared on Class B Stock			(14)			(14)		(14)
Comprehensive income:
Net income (loss)			2,840			2,840	45	2,885
Other comprehensive income (loss), net of tax					4,820	4,820	8	4,828

Total comprehensive income (loss)						7,660	53	7,713

Balance, September 30, 2014	$6	$24,525	$16,616	$(12,879)	$13,501	$41,769	$583	$42,352

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$6	$24,380	$16,066	$(12,163)	$10,214	$38,503	$609	$39,112
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							1	1
Distributions to noncontrolling interests							(78)	(78)
Consolidations/(deconsolidations) of noncontrolling interests							45	45
Stock-based compensation programs		33	(41)	368		360		360
Dividends declared on Common Stock			(563)			(563)		(563)
Dividends declared on Class B Stock			(14)			(14)		(14)
Comprehensive income:
Net income (loss)			(207)			(207)	75	(132)
Other comprehensive income (loss), net of tax					(3,315)	(3,315)	(22)	(3,337)

Total comprehensive income (loss)						(3,522)	53	(3,469)

Balance, September 30, 2013	$6	$24,413	$15,241	$(12,295)	$6,899	$34,264	$630	$34,894

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013 (in millions)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,885	$(132)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(892)	3,857
Policy charges and fee income	(1,519)	(1,192)
Interest credited to policyholders’ account balances	3,075	2,203
Depreciation and amortization	454	338
Gains on trading account assets supporting insurance liabilities, net	(195)	275
Change in:
Deferred policy acquisition costs	(758)	(2,230)
Future policy benefits and other insurance liabilities	5,590	6,211
Other trading account assets	110	(34)
Income taxes	661	(1,962)
Other, net	2,011	(1,851)

Cash flows from operating activities	11,422	5,483

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	38,541	40,389
Fixed maturities, held-to-maturity	377	397
Trading account assets supporting insurance liabilities and other trading account assets	9,695	16,339
Equity securities, available-for-sale	3,705	3,472
Commercial mortgage and other loans	2,509	4,700
Policy loans	1,623	1,702
Other long-term investments	514	1,312
Short-term investments	52,817	39,449
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(44,613)	(45,215)
Fixed maturities, held-to-maturity	(22)	(170)
Trading account assets supporting insurance liabilities and other trading account assets	(11,630)	(18,830)
Equity securities, available-for-sale	(3,334)	(3,233)
Commercial mortgage and other loans	(6,192)	(7,068)
Policy loans	(1,441)	(1,366)
Other long-term investments	(1,661)	(1,938)
Short-term investments	(50,770)	(41,437)
Acquisition of business, net of cash acquired.	(23)	(488)
Other, net	228	(291)

Cash flows used in investing activities	(9,677)	(12,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	18,138	18,588
Policyholders’ account withdrawals	(16,391)	(19,091)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	669	3,371
Cash dividends paid on Common Stock	(741)	(585)
Cash dividends paid on Class B Stock	(14)	(14)
Net change in financing arrangements (maturities 90 days or less)	352	269
Common Stock acquired	(750)	(487)
Common Stock reissued for exercise of stock options	230	226
Proceeds from the issuance of debt (maturities longer than 90 days)	5,273	3,619
Repayments of debt (maturities longer than 90 days)	(2,590)	(3,428)
Excess tax benefits from share-based payment arrangements	24	21
Other, net	(82)	(337)

Cash flows from financing activities	4,118	2,152

Effect of foreign exchange rate changes on cash balances	(80)	(809)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,783	(5,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,439	18,100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,222	$12,650

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$95	$104
Acquisition of Gibraltar BSN Life Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$656	$0
Liabilities assumed	586	0
Noncontrolling interest assumed	47	0

Net cash paid on acquisition	$23	$0

Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$11,056
Liabilities assumed	0	10,568

Net cash paid on acquisition	$0	$488

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Unaudited Interim Consolidated Financial Statements as of September 30, 2014, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three and nine months ended, August 31, 2014, respectively.

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

Out of Period Adjustments

During the third quarter of 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $156 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three and nine months ended September 30, 2014. Such adjustments were primarily comprised of: 1) a charge of $48 million from an increase in reserves for group long-term disability products and 2) a charge of $45 million from an increase in reserves, net of a related increase in deferred policy amortization costs, for certain variable annuities products with optional living benefit guarantees. These items were identified during the Company’s annual review and update of assumptions used in calculating these reserves. Management has evaluated the adjustments and concluded that they are not material to the current quarter or to any previously reported quarterly or annual financial statements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. This

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

guidance can be adopted using either a prospective transition method or a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

On October 28, 2014, the Company announced that it has entered into a memorandum of understanding with Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber, to acquire an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. The Company expects to acquire indirectly between approximately 34% and 40% of AFP Habitat from ILC, depending on the results of a pre-closing partial tender offer by ILC to acquire additional shares of AFP Habitat from public shareholders. The Company would acquire its indirect interest in the AFP Habitat shares from subsidiaries of ILC for 925 Chilean pesos per share, for a total purchase price of approximately $530 million to $620 million at current exchange rates. It is expected that the transaction would result in equal ownership positions for the Company and ILC, with a controlling stake in AFP Habitat held through a joint holding company. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close in the first half of 2015. This acquisition will enable the Company to participate in the growing Chilean pension market.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Discontinued Operations

Income from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Real estate investments sold or held for sale(1)	$0	$13	$12	$15
Global commodities business	0	(1)	0	1

Income from discontinued operations before income taxes	0	12	12	16
Income tax expense	0	4	4	5

Income from discontinued operations, net of taxes	$0	$8	$8	$11

(1)	Reflects the income from discontinued real estate investments.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Total assets	$5	$15
Total liabilities	$6	$7

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,305	$3,162	$11	$16,456	$0
Obligations of U.S. states and their political subdivisions	5,318	615	21	5,912	0
Foreign government bonds	77,292	9,719	171	86,840	1
Corporate securities	146,653	14,519	1,307	159,865	(6)
Asset-backed securities(1)	11,188	299	127	11,360	(603)
Commercial mortgage-backed securities	14,180	330	79	14,431	(2)
Residential mortgage-backed securities(2)	5,824	389	10	6,203	(6)

Total fixed maturities, available-for-sale	$273,760	$29,033	$1,726	$301,067	$(616)

Equity securities, available-for-sale	$7,099	$2,840	$61	$9,878

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$897	$152	$0	$1,049
Corporate securities(4)	776	69	4	841
Asset-backed securities(1)	593	45	0	638
Commercial mortgage-backed securities	94	9	0	103
Residential mortgage-backed securities(2)	520	32	0	552

Total fixed maturities, held-to-maturity(4)	$2,880	$307	$4	$3,183

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $928 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $3,588 million (fair value, $3,859 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,754	$1,742	$96	$15,400	$0
Obligations of U.S. states and their political subdivisions	3,598	274	137	3,735	0
Foreign government bonds	75,595	7,459	266	82,788	1
Corporate securities	145,091	12,095	3,408	153,778	(4)
Asset-backed securities(1)	10,691	214	316	10,589	(755)
Commercial mortgage-backed securities	13,633	403	163	13,873	0
Residential mortgage-backed securities(2)	6,365	379	41	6,703	(7)

Total fixed maturities, available-for-sale	$268,727	$22,566	$4,427	$286,866	$(765)

Equity securities, available-for-sale	$7,003	$2,931	$24	$9,910

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$938	$117	$0	$1,055
Corporate securities(4)	904	50	24	930
Asset-backed securities(1)	693	46	0	739
Commercial mortgage-backed securities	166	18	0	184
Residential mortgage-backed securities(2)	611	34	0	645

Total fixed maturities, held-to-maturity(4)	$3,312	$265	$24	$3,553

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $875 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2014, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$10,140	$10,588	$0	$0
Due after one year through five years	49,570	54,298	51	53
Due after five years through ten years	58,410	64,263	219	232
Due after ten years(1)	124,448	139,924	1,403	1,605
Asset-backed securities	11,188	11,360	593	638
Commercial mortgage-backed securities	14,180	14,431	94	103
Residential mortgage-backed securities	5,824	6,203	520	552

Total	$273,760	$301,067	$2,880	$3,183

(1)	Excludes notes with amortized cost of $3,588 million (fair value, $3,859 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$5,859	$7,603	$21,897	$22,237
Proceeds from maturities/repayments	5,874	5,976	16,580	18,420
Gross investment gains from sales, prepayments, and maturities	294	607	1,195	1,249
Gross investment losses from sales and maturities	(125)	(197)	(360)	(391)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	145	122	377	395
Equity securities, available-for-sale
Proceeds from sales	$1,456	$1,290	$3,937	$3,475
Gross investment gains from sales	224	222	555	453
Gross investment losses from sales	(33)	(22)	(92)	(72)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(5)	$(43)	$(47)	$(146)
Writedowns for impairments on equity securities	(9)	(3)	(26)	(11)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in millions)
Balance, beginning of period	$794	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(15)	(214)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairment recognized in the current period on securities not previously impaired	0	12
Additional credit loss impairments recognized in the current period on securities previously impaired	1	5
Increases due to the passage of time on previously recorded credit losses	10	28
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(12)

Balance, end of period	$787	$787

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Balance, beginning of period	$1,080	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(113)	(263)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	(1)
Credit loss impairment recognized in the current period on securities not previously impaired	1	9
Additional credit loss impairments recognized in the current period on securities previously impaired	27	66
Increases due to the passage of time on previously recorded credit losses	14	40
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(12)

Balance, end of period	$1,005	$1,005

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$328	$328	$697	$697

Fixed maturities:
Corporate securities	11,914	12,466	12,109	12,616
Commercial mortgage-backed securities	2,555	2,582	2,417	2,441
Residential mortgage-backed securities(1)	1,704	1,718	1,857	1,830
Asset-backed securities(2)	1,168	1,189	1,096	1,107
Foreign government bonds	635	652	579	596
U.S. government authorities and agencies and obligations of U.S. states	308	358	303	341

Total fixed maturities	18,284	18,965	18,361	18,931
Equity securities	966	1,214	913	1,199

Total trading account assets supporting insurance liabilities	$19,578	$20,507	$19,971	$20,827

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income”, was $(194) million and $63 million during the three months ended September 30, 2014 and 2013, respectively, and $73 million and $(430) million during the nine months ended September 30, 2014 and 2013, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$57	$57	$105	$106
Fixed maturities	7,192	7,238	4,653	4,723
Equity securities	1,011	1,130	1,051	1,177
Other	8	13	3	7

Subtotal	$8,268	8,438	$5,812	6,013

Derivative instruments		883		440

Total other trading account assets		$9,321		$6,453

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income” was $(66) million and $25 million during the three months ended September 30, 2014 and 2013, respectively, and $(31) million and $112 million during the nine months ended September 30, 2014 and 2013, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both September 30, 2014 and December 31, 2013, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$59,267	$65,922	$59,775	$65,389
Fixed maturities, held-to-maturity	875	1,025	916	1,032
Trading account assets supporting insurance liabilities	477	483	451	458
Other trading account assets	39	40	38	39
Short-term investments	0	0	0	0
Cash equivalents	232	232	107	107

Total	$60,890	$67,702	$61,287	$67,025

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,117	$8,469	$6,672	$7,277
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	49	50	61	61
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$7,166	$8,519	$6,733	$7,338

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$9,037	21.0%	$7,762	19.9%
Retail	8,702	20.2	8,698	22.3
Apartments/Multi-Family	9,766	22.7	7,492	19.2
Industrial	7,477	17.5	7,390	18.9
Hospitality	2,124	4.9	2,050	5.2
Other	3,510	8.2	3,464	8.9

Total commercial mortgage loans	40,616	94.5	36,856	94.4
Agricultural property loans	2,370	5.5	2,183	5.6

Total commercial and agricultural mortgage loans by property type	42,986	100.0%	39,039	100.0%

Valuation allowance	(112)		(195)

Total net commercial and agricultural mortgage loans by property type	42,874		38,844

Other loans
Uncollateralized loans	1,193		1,306
Residential property loans	459		544
Other collateralized loans	325		335

Total other loans	1,977		2,185
Valuation allowance	(15)		(21)

Total net other loans	1,962		2,164

Total commercial mortgage and other loans(1)	$44,836		$41,008

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada, Europe, Mexico and Asia with the largest concentrations in California (26%), New York (10%), and Texas (9%) at September 30, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, for the periods indicated, is as follows:

	September 30, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to / (release of) allowance for losses	(71)	(5)	(1)	(1)	(2)	(80)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	0	0

Total ending balance	$110	$2	$5	$0	$10	$127

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$209	$20	$11	$12	$17	$269
Addition to / (release of) allowance for losses	12	(7)	(3)	(9)	(2)	(9)
Charge-offs, net of recoveries	(33)	(6)	0	0	0	(39)
Change in foreign exchange	0	0	(2)	0	(3)	(5)

Total ending balance	$188	$7	$6	$3	$12	$216

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$11	$0	$0	$0	$0	$11
Ending balance: collectively evaluated for impairment	99	2	5	0	10	116
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$110	$2	$5	$0	$10	$127

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$286	$4	$0	$3	$2	$295
Ending balance gross of reserves: collectively evaluated for impairment	40,330	2,366	459	322	1,191	44,668
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$40,616	$2,370	$459	$325	$1,193	$44,963

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$16	$0	$0	$3	$0	$19
Ending balance: collectively evaluated for impairment	172	7	6	0	12	197
Ending balance: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$188	$7	$6	$3	$12	$216

Recorded Investment:(1)
Ending balance gross of reserves: individually evaluated for impairment	$429	$5	$0	$7	$2	$443
Ending balance gross of reserves: collectively evaluated for impairment	36,427	2,178	544	328	1,304	40,781
Ending balance gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$36,856	$2,183	$544	$335	$1,306	$41,224

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	September 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$9	$9	$0	$13	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$13	$15	$0	$17	$1

With an allowance recorded:
Commercial mortgage loans	$114	$114	$11	$85	$5
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	2	2	0	3	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$116	$116	$11	$88	$5

Total:
Commercial mortgage loans	$123	$123	$11	$98	$6
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	2	2	0	3	0
Uncollateralized loans	0	2	0	0	0

Total	$129	$131	$11	$105	$6

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$33	$33	$0	$30	$1
Agricultural property loans	5	5	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$38	$40	$0	$32	$1

With an allowance recorded:
Commercial mortgage loans	$54	$55	$16	$121	$1
Agricultural property loans	0	0	0	10	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$59	$60	$19	$139	$4

Total:
Commercial mortgage loans	$87	$88	$16	$151	$2
Agricultural property loans	5	5	0	12	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	2	0	0	0

Total	$97	$100	$19	$171	$5

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2014 and December 31, 2013 was $304 million and $158 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both September 30, 2014 and December 31, 2013, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators as of September 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$20,689	$581	$324	$21,594
60%-69.99%	12,834	456	271	13,561
70%-79.99%	4,442	374	50	4,866
Greater than 80%	168	170	257	595

Total commercial mortgage loans	$38,133	$1,581	$902	$40,616

Agricultural property loans

	Debt Service Coverage Ratio—September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,111	$133	$2	$2,246
60%-69.99%	124	0	0	124
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,235	$133	$2	$2,370

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$22,800	$714	$326	$23,840
60%-69.99%	12,958	456	271	13,685
70%-79.99%	4,442	374	50	4,866
Greater than 80%	168	170	257	595

Total commercial and agricultural mortgage loans	$40,368	$1,714	$904	$42,986

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

	September 30, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$40,605	$5	$5	$0	$1	$11	$40,616	$107
Agricultural property loans	2,369	0	0	0	1	1	2,370	1
Residential property loans	442	6	3	0	8	17	459	8
Other collateralized loans	325	0	0	0	0	0	325	2
Uncollateralized loans	1,193	0	0	0	0	0	1,193	2

Total	$44,934	$11	$8	$0	$10	$29	$44,963	$120

	December 31, 2013
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$36,821	$16	$0	$0	$19	$35	$36,856	$154
Agricultural property loans	2,182	0	0	0	1	1	2,183	2
Residential property loans	520	11	3	0	10	24	544	10
Other collateralized loans	334	0	0	0	1	1	335	5
Uncollateralized loans	1,306	0	0	0	0	0	1,306	2

Total	$41,163	$27	$3	$0	$31	$61	$41,224	$173

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

For both the three and nine months ended September 30, 2014, there were no new commercial mortgage and other loans acquired, other than those through direct origination, nor were there any new commercial mortgage and other loans sold, other than those classified as held-for-sale. For the three months ended September 30, 2013, there were no new commercial mortgage and other loans acquired, other than those through direct origination, nor were there any new commercial mortgage and other loans sold, other than those classified as held-for-sale. For the nine months ended September 30, 2013, there were $718 million of commercial mortgage and other loans acquired, other than those through direct origination, and $7 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring.

During the three months and nine months ended September 30, 2014 there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

During the three months and nine months ended September 30, 2013, there were adjusted pre-modification outstanding recorded investments of $7 million and $107 million, respectively, and post-modification outstanding recorded investments of $8 million and $107 million, respectively, related to commercial mortgage loans. There were no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2014 and 2013, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$2,659	$2,618	$7,945	$7,910
Fixed maturities, held-to-maturity	53	31	135	92
Equity securities, available-for-sale	92	93	281	265
Trading account assets	277	243	794	715
Commercial mortgage and other loans	519	498	1,539	1,480
Policy loans	162	159	474	457
Short-term investments and cash equivalents	9	9	26	30
Other long-term investments	254	145	771	477

Gross investment income	4,025	3,796	11,965	11,426
Less: investment expenses	(184)	(146)	(532)	(427)

Net investment income	$3,841	$3,650	$11,433	$10,999

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2014 and 2013, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities	$163	$368	$788	$712
Equity securities	185	198	438	369
Commercial mortgage and other loans	91	31	107	68
Investment real-estate	0	2	0	2
Joint ventures and limited partnerships	(14)	16	(13)	10
Derivatives(1)	(356)	(2,730)	(441)	(5,030)
Other	6	5	13	12

Realized investment gains (losses), net	$75	$(2,110)	$892	$(3,857)

(1)	Includes the offset of hedged items in qualifying effective hedge relationship prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$312	$110
Fixed maturity securities, available-for-sale—all other	26,995	18,029
Equity securities, available-for-sale	2,779	2,907
Derivatives designated as cash flow hedges(1)	(145)	(446)
Other investments(2)	0	4

Net unrealized gains (losses) on investments	$29,941	$20,604

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of September 30, 2014, includes $9 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,381	$10	$37	$1	$1,418	$11
Obligations of U.S. states and their political subdivisions	401	7	310	14	711	21
Foreign government bonds	1,147	48	1,352	123	2,499	171
Corporate securities	13,399	269	17,039	1,042	30,438	1,311
Commercial mortgage-backed securities	2,317	12	1,947	67	4,264	79
Asset-backed securities	1,281	5	3,086	122	4,367	127
Residential mortgage-backed securities	288	1	383	9	671	10

Total	$20,214	$352	$24,154	$1,378	$44,368	$1,730

Equity securities, available-for-sale	$1,263	$61	$2	$0	$1,265	$61

(1)	Includes $93 million of fair value and $4 million of gross unrealized losses at September 30, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,913	$95	$6	$1	$3,919	$96
Obligations of U.S. states and their political subdivisions	1,187	129	43	8	1,230	137
Foreign government bonds	3,260	211	438	55	3,698	266
Corporate securities	29,574	1,618	14,094	1,814	43,668	3,432
Commercial mortgage-backed securities	4,267	128	605	35	4,872	163
Asset-backed securities	3,007	42	2,556	274	5,563	316
Residential mortgage-backed securities	1,590	34	239	7	1,829	41

Total	$46,798	$2,257	$17,981	$2,194	$64,779	$4,451

Equity securities, available-for-sale	$586	$24	$1	$0	$587	$24

(1)	Includes $210 million of fair value and $24 million of gross unrealized losses at December 31, 2013, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at September 30, 2014 and December 31, 2013, are composed of $1,539 million and $4,178 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $191 million and $274 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2014, the $1,378 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, energy, and capital goods sectors of the Company’s corporate securities. At December 31, 2013, the $2,194 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements, credit spread widening and increased liquidity discounts. At September 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of their remaining amortized cost bases.

At September 30, 2014, $6 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2013, $4 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2014 or December 31, 2013.

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Fixed maturities, available-for-sale	$48	$68	$108	$108
Fixed maturities, held-to-maturity	0	0	834	871
Trading account assets supporting insurance liabilities	0	0	11	11
Other trading account assets	6,203	3,832	0	0
Commercial mortgage and other loans	13	23	300	300
Other long-term investments	0	0	123	87
Cash and cash equivalents	886	566	(1)	(3)
Accrued investment income	31	19	3	4
Other assets	275	132	0	0

Total assets of consolidated VIEs	$7,456	$4,640	$1,378	$1,378

Notes issued by consolidated VIEs	$5,397	$3,302	$0	$0
Other liabilities	1,044	631	1	1

Total liabilities of consolidated VIEs	$6,441	$3,933	$1	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of September 30, 2014, the maturities of these obligations were greater than five years.

In addition, not reflected in the table above, the Company has created a trust that is a VIE to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program. The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued with limited exception. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,710 million and $2,381 million at September 30, 2014 and December 31, 2013, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $141 million and $489 million at September 30, 2014 and December 31, 2013, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $7,548 million and $9,426 million as of September 30, 2014 and December 31, 2013, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,462 million and $7,244 million as of September 30, 2014 and December 31, 2013, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As of September 30, 2014 and December 31, 2013, the Company recognized a policyholder dividend obligation of $1,427 million and $887 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,402 million and $3,624 million at September 30, 2014 and December 31, 2013, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,862	$50,258
Policyholders’ dividends payable	954	907
Policyholders’ dividend obligation	5,829	4,511
Policyholders’ account balances	5,319	5,359
Other Closed Block liabilities	5,422	4,281

Total Closed Block Liabilities	67,386	65,316

Closed Block Assets
Fixed maturities, available-for-sale, at fair value	40,494	39,169
Other trading account assets, at fair value	266	291
Equity securities, available-for-sale, at fair value	3,502	3,884
Commercial mortgage and other loans	9,407	8,762
Policy loans	4,929	5,013
Other long-term investments	2,540	2,085
Short-term investments	602	1,790

Total investments	61,740	60,994
Cash and cash equivalents	1,610	544
Accrued investment income	556	542
Other Closed Block assets	561	296

Total Closed Block Assets	64,467	62,376

Excess of reported Closed Block Liabilities over Closed Block Assets	2,919	2,940
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,392	3,615
Allocated to policyholder dividend obligation	(4,402)	(3,624)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,909	$2,931

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2014
(in millions)
Balance, January 1	$4,511
Impact from earnings allocable to policyholder dividend obligation	540
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	778

Balance, September 30	$5,829

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Premiums	$620	$629	$1,970	$1,987
Net investment income	697	678	2,101	2,099
Realized investment gains (losses), net	397	208	901	284
Other income	(3)	25	31	40

Total Closed Block revenues	1,711	1,540	5,003	4,410

Benefits and Expenses
Policyholders’ benefits	756	774	2,459	2,459
Interest credited to policyholders’ account balances	35	34	102	102
Dividends to policyholders	725	557	1,990	1,468
General and administrative expenses	110	116	335	353

Total Closed Block benefits and expenses	1,626	1,481	4,886	4,382

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	85	59	117	28
Income tax expense (benefit)	74	53	95	12

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	6	22	16
Income (loss) from discontinued operations, net of taxes	0	0	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$6	$22	$16

7. EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2013	660.1	199.0	461.1	2.0
Common Stock issued	0.0	0.0	0.0	0.0
Common Stock acquired	0.0	8.7	(8.7)	0.0
Stock-based compensation programs(1)	0.0	(4.7)	4.7	0.0

Balance, September 30, 2014	660.1	203.0	457.1	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2013, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2013 through June 30,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2014. Under this authorization, 12.0 million shares of the Company’s common stock were repurchased at a total cost of $1.0 billion, of which 5.9 million shares were repurchased in the first six months of 2014 at a total cost of $500 million.

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30, 2015. As of September 30, 2014, 2.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2014 and 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	(257)	8,916	11	8,670
Amounts reclassified from AOCI	(2)	(1,266)	69	(1,199)
Income tax benefit (expense)	59	(2,681)	(29)	(2,651)

Balance, September 30, 2014	$(313)	$15,313	$(1,499)	$13,501

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in other comprehensive income before reclassifications	(1,160)	(2,754)	26	(3,888)
Amounts reclassified from AOCI	0	(1,065)	94	(971)
Income tax benefit (expense)	328	1,259	(43)	1,544

Balance, September 30, 2013	$96	$8,842	$(2,039)	$6,899

(1)	Includes cash flow hedges of $(145) million and $(446) million as of September 30, 2014 and December 31, 2013, respectively, and $(355) million and $(257) million as of September 30, 2013 and December 31, 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statement of Operations
	2014	2013	2014	2013
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$0	$2	$0	Realized investment gains (losses), net

Total foreign currency translation adjustment	0	0	2	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(6)	(6)	(18)	(18)	(3)
Cash flow hedges—Currency/Interest rate	68	(21)	58	(65)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	348	568	1,226	1,082
Net unrealized investment gains (losses)—all other	0	0	0	66

Total net unrealized investment gains (losses)	410	541	1,266	1,065	(4)
Amortization of defined benefit pension items:
Prior service cost	4	6	15	17	(5)
Actuarial gain (loss)	(27)	(37)	(84)	(111)	(5)

Total amortization of defined benefit pension items	(23)	(31)	(69)	(94)

Total reclassifications for the period	$387	$510	$1,199	$971

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113
Net investment gains (losses) on investments arising during the period	163				(57)	106
Reclassification adjustment for (gains) losses included in net income	40				(14)	26
Reclassification adjustment for OTTI losses excluded from net income(1)	(1)				0	(1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(2)			1	(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(96)	34	(62)

Balance, September 30, 2014	$312	$(7)	$4	$(32)	$(96)	$181

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Cost, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231
Net investment gains (losses) on investments arising during the period	10,440				(3,656)	6,784
Reclassification adjustment for (gains) losses included in net income	(1,306)				457	(849)
Reclassification adjustment for OTTI losses excluded from net income(2)	1				0	1
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(498)			174	(324)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(400)		140	(260)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(691)	240	(451)

Balance, September 30, 2014	$29,629	$(1,217)	$(1,079)	$(4,385)	$(7,816)	$15,132

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$476			$971
Direct equity adjustment	(3)			2
Less: Income (loss) attributable to noncontrolling interests	11			13
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	4			9

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$458	458.0	$1.00	$951	462.6	$2.06

Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$4			$9
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	4			9
Stock options		3.0			3.4
Deferred and long-term compensation programs		0.8			0.7
Exchangeable Surplus Notes	4	5.4		4	5.3

Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$462	467.2	$0.99	$955	472.0	$2.02

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$2,776			$(222)
Direct equity adjustment	(8)			7
Less: Income (loss) attributable to noncontrolling interests	45			75
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	25			6

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,698	459.4	$5.87	$(296)	463.7	$(0.64)

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$25			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	25			6
Stock options		3.1			0.0
Deferred and long-term compensation programs		0.7			0.0
Exchangeable Surplus Notes	13	5.4		0	0.0

Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,711	468.6	$5.79	$(296)	463.7	$(0.64)

(1)	For the nine months ended September 30, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the nine months ended September 30, 2013, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock after direct equity adjustment, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment, undistributed earnings are not allocated to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. For the nine months ended September 30, 2013, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2014 and September 30, 2013 were based on 4.3 million and 4.4 million of such awards, respectively, and for the nine months ended September 30, 2014 were based on 4.3 million of such awards, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment. The number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, as of the dates indicated, are as follows:

	Three Months Ended September 30,
	2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.8	$90.85	2.2	$88.63
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0

Total antidilutive stock options and shares	1.8		2.2

	Nine Months Ended September 30,
	2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.0	$90.16	8.2	$72.33
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		11.4
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		5.2

Total antidilutive stock options and shares	2.0		24.8

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

	Three Months Ended September 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$47			$61
Less: Direct equity adjustment	(3)			2

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$50	2.0	$25.00	$59	2.0	$29.50

	Nine Months Ended September 30,
	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$101			$79
Less: Direct equity adjustment	(8)			7

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$109	2.0	$54.50	$72	2.0	$36.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in millions)
Commercial paper:
Prudential Financial	$228	$190
Prudential Funding, LLC	752	460

Subtotal commercial paper	980	650
Other notes payable	297	0
Current portion of long-term debt(1)	3,152	2,019

Total short-term debt(2)	$4,429	$2,669

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$538	$466
Daily average commercial paper outstanding	$1,499	$1,309
Weighted average maturity of outstanding commercial paper, in days	27	18
Weighted average interest rate on outstanding short-term debt(3)	0.21%	0.17%

(1)	Includes limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at both September 30, 2014 and December 31, 2013.
(2)	Includes Prudential Financial debt of $2,451 million and $1,721 million at September 30, 2014 and December 31, 2013, respectively.
(3)	Excludes the current portion of long-term debt.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY’). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently, there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2013, the 5% limitation equates to a maximum amount of pledged assets of $8.6 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.1 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of September 30, 2014, Prudential Insurance had pledged assets with a fair value of $2.7 billion supporting aggregate outstanding collateralized advances and collateralized funding agreements of $2.2 billion. As of September 30, 2014, an outstanding advance of $0.3 billion is in “Long-term debt” and matures in December 2015 and outstanding funding agreements, totaling $1.9 billion are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $3.4 billion as of September 30, 2014.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of September 30, 2014, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $0.2 billion.

Credit Facilities

The Company’s syndicated, unsecured committed credit facilities at September 30, 2014 are as follows:

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding	3-year	Nov-2016	1,750	0

			$3,750	$0

The above credit facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of September 30, 2014, there were no outstanding

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

borrowings under either credit facility. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance at all times of consolidated net worth, relating to the Company’s Financial Services Businesses only, of at least $18,985 million, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. As of September 30, 2014, the consolidated net worth of the Company’s Financial Services Businesses exceeded the minimum amount required to borrow under the credit facilities.

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

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise the put option if its consolidated stockholders’ equity, calculated in accordance with GAAP but excluding AOCI, falls below $7.0 billion, subject to adjustment in certain cases. The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for principal and interest strips of U.S. Treasury securities. Finally, any of the 4.419% senior notes that Prudential Financial issues may be redeemed prior to their maturity at par or, if greater, a make-whole price, following a voluntary exercise in full of the put option.

Long-term Debt

Surplus Notes

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes for the purpose of financing non-economic reserves under a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX.” Under these agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company in an aggregate principal amount equal to the surplus notes issued. At September 30, 2014, $1,750 million of surplus notes were outstanding under these agreements, an increase of $250 million from December 31, 2013.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In December 2013, another captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note in an aggregate principal amount of up to $2.0 billion in order to finance non-economic reserves under a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” In June 2014, the facility was amended to increase the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increase the maximum potential size of the facility to $4.0 billion and add additional external counterparties. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. As of September 30, 2014, an aggregate of $1,838 million of surplus notes were outstanding under the facility, an increase of $938 million from December 31, 2013.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and the credit-linked notes issued are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-term notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of September 30, 2014, the outstanding amount of medium-term notes issued under this program was $13.0 billion, an increase of $0.3 billion from December 31, 2013, due to $1.8 billion of issuances, as presented in the following table, offset by maturities of $1.5 billion.

Issue Date	Principal Amount	Interest Rate	Maturity Date
	(in millions)
May 15, 2014	$500	4.600%	May 15, 2044
May 15, 2014	$700	3.500%	May 15, 2024
August 14, 2014	$350	2.350%	August 15, 2019
August 14, 2014(1)	$250	4.600%	May 15, 2044

(1)	These notes form part of the same series as the 4.600% notes issued on May 15, 2014 increasing the aggregate principal amount of those notes to $750 million.

Retail medium-term notes. Prudential Financial maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. The Company resumed this program beginning in September 2014 and issued $23 million of retail notes during the third quarter of 2014, with an average interest rate of approximately 4.5%. As of September 30, 2014, the outstanding balance of retail notes was $270 million.

Limited recourse note. In September 2014, Prudential Financial entered into a financing transaction, pursuant to which it issued a $245 million limited recourse note and, in return, obtained a $245 million asset-backed note from a Delaware master trust and ultimately contributed the asset-backed note to its subsidiary, PRIAC. As of September 30, 2014, no principal payments have been received or are currently due on the asset-backed note and, as a result, there was no payment obligation under the limited recourse note. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

Mortgage debt. As of September 30, 2014, the Company’s insurance subsidiaries had mortgage debt of $487 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $290 million from December 31, 2013, due to new borrowings in 2014.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Components of net periodic (benefit) cost
Service cost	$58	$62	$5	$4
Interest cost	120	109	24	23
Expected return on plan assets	(178)	(192)	(29)	(22)
Amortization of prior service cost	(2)	(3)	(2)	(3)
Amortization of actuarial (gain) loss, net	22	23	5	14
Settlements	4	0	0	0
Special termination benefits	0	0	0	0

Net periodic (benefit) cost	$24	$(1)	$3	$16

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Service cost	$176	$189	$13	$12
Interest cost	361	328	72	67
Expected return on plan assets	(534)	(576)	(87)	(64)
Amortization of prior service cost	(7)	(8)	(8)	(9)
Amortization of actuarial (gain) loss, net	65	69	19	42
Settlements	6	0	0	0
Special termination benefits	0	2	0	0

Net periodic (benefit) cost	$67	$4	$9	$48

During the nine months ended September 30, 2014, the Company made cash contributions of $135 million to its pension plans and anticipates making an additional $20 million of cash contributions during the remainder of 2014.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net gains (losses) from:(1)
Terminated hedges of foreign currency earnings	$63	$72	$207	$175
Current period yield adjustments	$115	$118	$361	$323
Principal source of earnings	$34	$27	$61	$96

(1)	In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses”, discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivatives contracts that were terminated or offset before their final maturity of $27 million and $18 million for the three months ended September 30, 2014 and 2013, respectively, and $78 million and $54 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, as of September 30, 2014, there was a $331 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment.

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains and losses are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net gains (losses) from:
Other trading account assets	$(40)	$36	$(7)	$121
Foreign currency exchange movements	$(576)	$1,169	$(576)	$(2,856)
Other activities	$(2)	$24	$11	$136

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

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $2 million and $18 million in the three and nine months ended September 30, 2014, respectively, and $19 million and $136 million in the three and nine months ended September 30, 2013, respectively. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net losses of $4 million and net gains of $7 million for the three months ended September 30, 2014 and 2013, respectively, and net losses of $6 million and net gains of $9 million for the nine months ended September 30, 2014 and 2013, respectively.

Related charges

Charges that relate to realized investment gains and losses are also excluded from adjusted operating income, and include the following:

•

the portion of the amortization of deferred policy acquisition costs, value of business acquired, unearned revenue reserves and deferred sales inducements for certain products that are related to net realized investment gains and losses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$367	$821	$1,145	$1,593
Retirement	256	237	906	744
Asset Management	200	173	593	514

Total U.S. Retirement Solutions and Investment Management Division	823	1,231	2,644	2,851

Individual Life	97	148	380	426
Group Insurance	(73)	68	(21)	99

Total U.S. Individual Life and Group Insurance Division	24	216	359	525

International Insurance	845	778	2,566	2,505

Total International Insurance Division	845	778	2,566	2,505

Corporate Operations	(339)	(312)	(1,022)	(973)

Total Corporate and Other	(339)	(312)	(1,022)	(973)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,353	1,913	4,547	4,908

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,161)	(1,319)	(1,314)	(7,322)
Charges related to realized investment gains (losses), net	29	763	(99)	1,533
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(131)	103	195	(273)
Change in experience-rated contractholder liabilities due to asset value changes	93	(73)	(139)	255
Divested businesses	(7)	43	113	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	11	37	1

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	184	1,441	3,340	(910)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	100	85	169	108

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$284	$1,526	$3,509	$(802)

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

The summary below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenue				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2014	December 31, 2013
	2014	2013	2014	2013
	(in millions)
Financial Services Businesses:
Individual Annuities	$1,191	$1,120	$3,519	$3,307	$169,250	$160,778
Retirement	2,397	1,525	5,397	4,382	172,567	170,762
Asset Management	721	649	2,101	1,953	49,292	45,040

Total U.S. Retirement Solutions and Investment Management Division	4,309	3,294	11,017	9,642	391,109	376,580

Individual Life	1,281	1,041	3,895	3,408	70,126	64,990
Group Insurance	1,349	1,342	4,053	4,143	40,839	39,185

Total U.S. Individual Life and Group Insurance Division	2,630	2,383	7,948	7,551	110,965	104,175

International Insurance	5,002	5,259	15,329	17,549	181,669	168,677

Total International Insurance Division	5,002	5,259	15,329	17,549	181,669	168,677

Corporate Operations	(175)	(153)	(479)	(439)	9,793	13,947

Total Corporate and Other	(175)	(153)	(479)	(439)	9,793	13,947

Total	11,766	10,783	33,815	34,303	693,536	663,379

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,161)	(1,320)	(1,314)	(7,325)
Charges related to realized investment gains (losses), net	(16)	(27)	(27)	(181)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(131)	103	195	(273)
Divested businesses	162	179	554	495
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	(3)	(8)	(75)

Total Financial Services Businesses	10,616	9,715	33,215	26,944	693,536	663,379

Closed Block Business	1,764	1,595	5,165	4,578	70,611	68,402

Total per Unaudited Interim Consolidated Financial Statements	$12,380	$11,310	$38,380	$31,522	$764,147	$731,781

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Asset Management segment intersegment revenues	$163	$151	$473	$454

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at September 30, 2014:

Major Tax Jurisdiction	Open Tax Years
United States	2007 – 2013
Japan	Fiscal years ended March 31, 2010 – 2014
Korea	Fiscal years ended March 31, 2010 – 2013 and the period ended December 31, 2013

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first nine months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Total income tax expense includes additional U.S. income tax expense related to the realization of local deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of September 30, 2014, additional U.S. income tax expense related to the utilization of opening balance sheet local deferred tax assets has been recognized between the Statement of Operations and Other Comprehensive Income as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet local deferred tax assets after valuation allowance that will result in additional U.S. income tax expense	$56	$678	$734
Additional U.S. income tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
2013	15	40	55
Nine months ended September 30, 2014	0	53	53

Subtotal	56	678	734
Additional U.S. income tax expense (benefit) recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional U.S. income tax expense	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. income tax expense recognized in 2012 was a result of the merger. During 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar, which resulted in the Company recording an additional U.S. income tax expense of $108 million in the first nine months of 2013. Future losses in pre-tax income of Gibraltar Life, such as that caused by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities, may reduce the amount of additional U.S income tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional U.S. income tax expense recognized in Other Comprehensive Income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,456	$0	$		$16,456
Obligations of U.S. states and their political subdivisions	0	5,905	7			5,912
Foreign government bonds	0	86,838	2			86,840
Corporate securities	0	158,464	1,401			159,865
Asset-backed securities	0	6,518	4,842			11,360
Commercial mortgage-backed securities	0	14,014	417			14,431
Residential mortgage-backed securities	0	6,196	7			6,203

Subtotal	0	294,391	6,676			301,067
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	191	0			191
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	690	12			702
Corporate securities	0	19,330	129			19,459
Asset-backed securities	0	904	439			1,343
Commercial mortgage-backed securities	0	2,559	40			2,599
Residential mortgage-backed securities	0	1,717	2			1,719
Equity securities	1,400	223	721			2,344
All other(3)	312	9,997	7		(9,035)	1,281

Subtotal	1,712	35,801	1,350		(9,035)	29,828
Equity securities, available-for-sale	6,743	2,837	298			9,878
Commercial mortgage and other loans	0	304	0			304
Other long-term investments	15	176	1,517		(9)	1,699
Short-term investments	3,295	1,714	0			5,009
Cash equivalents	3,176	7,769	0			10,945
Other assets	2	123	2			127

Subtotal excluding separate account assets	14,943	343,115	9,843		(9,044)	358,857
Separate account assets(4)	50,291	218,514	23,811			292,616

Total assets	$65,234	$561,629	$33,654		$(9,044)	$651,473

Future policy benefits(5)	$0	$0	$5,320	$		$5,320
Other liabilities	2	6,833	6		(6,590)	251
Notes of consolidated VIEs	0	0	5,367			5,367

Total liabilities	$2	$6,833	$10,693		$(6,590)	$10,938

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,400	$0	$		$15,400
Obligations of U.S. states and their political subdivisions	0	3,735	0			3,735
Foreign government bonds	0	82,787	1			82,788
Corporate securities	0	152,449	1,329			153,778
Asset-backed securities	0	7,147	3,442			10,589
Commercial mortgage-backed securities	0	13,708	165			13,873
Residential mortgage-backed securities	0	6,695	8			6,703

Subtotal	0	281,921	4,945			286,866
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	643	0			643
Corporate securities	0	16,865	115			16,980
Asset-backed securities	0	876	403			1,279
Commercial mortgage-backed securities	0	2,466	0			2,466
Residential mortgage-backed securities	0	1,828	2			1,830
Equity securities	1,309	225	842			2,376
All other(3)	591	7,899	6		(7,246)	1,250

Subtotal	1,900	31,258	1,368		(7,246)	27,280
Equity securities, available-for-sale	6,938	2,668	304			9,910
Commercial mortgage and other loans	0	158	0			158
Other long-term investments	19	109	1,396		5	1,529
Short-term investments	6,139	1,046	0			7,185
Cash equivalents	2,461	4,521	0			6,982
Other assets	3	209	4			216

Subtotal excluding separate account assets	17,460	321,890	8,017		(7,241)	340,126
Separate account assets(4)	49,182	213,275	22,603			285,060

Total assets	$66,642	$535,165	$30,620		$(7,241)	$625,186

Future policy benefits(5)	$0	$0	$441	$		$441
Other liabilities	1	9,458	5		(7,257)	2,207
Notes of consolidated VIEs	0	0	3,254			3,254

Total liabilities	$1	$9,458	$3,700		$(7,257)	$5,902

(1)	“Netting” amounts represent cash collateral of $2,454 million and $(16) million as of September 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(5)	As of September 30, 2014, the net embedded derivative liability position of $5.3 billion includes $0.8 billion of embedded derivatives in an asset position and $6.1 billion of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative liability position of $0.4 billion includes $1.5 billion of embedded derivatives in an asset position and $1.9 billion of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2014 and December 31, 2013, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2—Transfers into or out of Level 1 and 2 are generally reported as the values as of the beginning of the period in which the transfer occurs. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. In addition, the classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended September 30, 2014, $26 million were transferred from Level 1 to Level 2 and $22 million were transferred from Level 2 to Level 1. During the nine months ended September 30, 2014, $0.2 billion were transferred from Level 1 to Level 2 and $0.1 billion were transferred from Level 2 to Level 1. During the three months ended September 30, 2013, there were no transfers from Level 1 to Level 2 and $1.3 billion were transferred from Level 2 to Level 1. During the nine months ended September 30, 2013, $0.1 billion were transferred from Level 1 to Level 2 and $3.6 billion were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2014
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$7	$0	$7
Foreign government bonds	0	14	14
Corporate securities	828	702	1,530
Asset-backed securities	221	5,060	5,281
Commercial mortgage-backed securities	10	447	457
Residential mortgage-backed securities	3	6	9
Equity securities	142	877	1,019
Other long-term investments	2	1,515	1,517
Other assets	9	0	9

Subtotal excluding separate account assets(3)	1,222	8,621	9,843
Separate account assets	22,908	903	23,811

Total assets	$24,130	$9,524	$33,654

Future policy benefits	$5,320	$0	$5,320
Other liabilities	3	3	6
Notes of consolidated VIEs	0	5,367	5,367

Total liabilities	$5,323	$5,370	$10,693

	As of December 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	660	784	1,444
Asset-backed securities	283	3,562	3,845
Commercial mortgage-backed securities	14	151	165
Residential mortgage-backed securities	3	7	10
Equity securities	141	1,005	1,146
Other long-term investments	9	1,387	1,396
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,120	6,897	8,017
Separate account assets	21,665	938	22,603

Total assets	$22,785	$7,835	$30,620

Future policy benefits	$441	$0	$441
Other liabilities	5	0	5
Notes of consolidated VIEs	0	3,254	3,254

Total liabilities	$446	$3,254	$3,700

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally—Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of September 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$828	Discounted cash flow	Discount rate	1.11%	-	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.00X	-	6.20X	6.13X	Increase
		Liquidation	Liquidation value	22.12%	-	100.00%	84.30%	Increase

Asset-backed securities	$221	Discounted cash flow	Prepayment rate(3)	2.82%	-	28.03%	5.91%	Increase
			Default rate(3)	0.49%	-	6.14%	0.76%	Decrease
			Loss severity(3)	35.00%	-	45.00%	40.76%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.2	-	13.77	4.99	Increase
			Comparable spreads	0.23%	-	5.58%	1.02%	Decrease
			Comparable security yields	0.66%	-	10.00%	7.02%	Decrease

Liabilities:
Future policy benefits(4)	$5,320	Discounted cash flow	Lapse rate(5)	0%	-	14%		Decrease
			NPR spread(6)	0.04%	-	1.14%		Decrease
			Utilization rate(7)	63%	-	96%		Increase
			Withdrawal rate(8)	74%	-	100%		Increase
			Mortality rate(9)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	28%		Increase

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.25%	-	15%	8.52%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	8.0X	6.0X	Increase
		Liquidation	Liquidation value	11.61%	-	100.0%	59.17%	Increase

Asset-backed securities	$283	Discounted cash flow	Prepayment rate(3)	2.82%	-	27.41%	10.23%	Increase
			Default rate(3)	0.49%	-	31.85%	2.62%	Decrease
			Loss severity(3)	15.06%	-	45.00%	33.00%	Decrease
			Liquidity premium	1.00%	-	2.00%	1.90%	Decrease
			Average life (years)	0.16	-	14.76	5.05	Increase
			Comparable spreads	0.19%	-	45.19%	3.65%	Decrease
			Comparable security yields	0.61%	-	10.00%	6.52%	Decrease

Liabilities:
Future policy benefits(4)	$441	Discounted cash flow	Lapse rate(5)	0%	-	11%		Decrease
			NPR spread(6)	0.08%	-	1.09%		Decrease
			Utilization rate(7)	70%	-	94%		Increase
			Withdrawal rate(8)	86%	-	100%		Increase
			Mortality rate(9)	0%	-	13%		Decrease
			Equity volatility curve	15%	-	28%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.
(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Real Estate and Other Invested Assets—Separate account assets include $21,959 million and $20,806 million of investments in real estate as of September 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 9.75% (6.11% weighted average) as of September 30, 2014, and 4.15% to 11.00% (6.35% weighted average) as of December 31, 2013, and discount rates, which ranged from 6.00% to 15.00% (7.43% weighted average) as of September 30, 2014, and 6.00% to 15.00% (7.71% weighted average) as of December 31, 2013. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 1.66% to 9.55% (4.15% weighted average) as of September 30, 2014, and 1.13% to 6.85% (4.17% weighted average) as of December 31, 2013, and market spread over base rate, which ranged from 1.50% to 4.91% (2.73% weighted average) as of September 30, 2014, and 1.60% to 4.75% (2.87% weighted average) as of December 31, 2013.

Commercial Mortgage Loans—Separate account assets include $897 million and $793 million of commercial mortgage loans as of September 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.12% to 1.93% (1.33% weighted average) as of September 30, 2014, and 1.25% to 1.98% (1.47% weighted average) as of December 31, 2013. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$2	$1,295	$4,133	$49	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(3)	3	3	0
Included in other comprehensive income (loss)	0	0	0	(23)	(5)	(3)	0
Net investment income	0	0	0	(1)	5	0	0
Purchases	0	2	0	315	1,193	373	1
Sales	0	0	0	(283)	(121)	(4)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(82)	(254)	(1)	(1)
Foreign currency translation	0	0	0	(15)	(15)	0	0
Transfers into Level 3(2)	0	5	0	218	163	0	0
Transfers out of Level 3(2)	0	0	0	(20)	(260)	0	0

Fair Value, end of period	$0	$7	$2	$1,401	$4,842	$417	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$12	$129	$453	$2	$2	$763	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(8)	0
Other income	0	(14)	(2)	0	0	1	1
Purchases	0	100	12	36	0	9	0
Sales	0	(90)	0	0	0	(25)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(5)	(4)	0	0	0	0
Foreign currency translation	0	0	0	0	0	(19)	0
Transfers into Level 3(2)	0	9	3	2	0	0	0
Transfers out of Level 3(2)	0	0	(23)	0	0	0	0

Fair Value, end of period	$12	$129	$439	$40	$2	$721	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(6)	$0
Other income	$0	$(9)	$(2)	$0	$0	$1	$0

	Three Months Ended September 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Cash Equivalents	Other Assets
	(in millions)
Fair Value, beginning of period	$299	$0	$1,442	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	(9)	0	0
Other income	0	0	15	0	0
Included in other comprehensive income (loss)	2	0	0	0	0
Net investment income	0	0	1	0	0
Purchases	8	0	97	0	0
Sales	(10)	0	(2)	0	0
Issuances	0	0	0	0	0
Settlements	0	0	(23)	0	(2)
Foreign currency translation	(4)	0	3	0	0
Other(1)	0	0	(7)	0	0
Transfers into Level 3(2)	2	0	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0	0

Fair Value, end of period	$298	$0	$1,517	$0	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2)	$0	$0
Other income	$0	$0	$6	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Separate Account Assets (4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$23,779	$(3,400)	$(5)	$(4,539)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,690)	0	92
Interest credited to policyholders’ account balances	655	0	0	0
Net investment income	6	0	0	0
Purchases	228	0	0	0
Sales	(218)	0	0	220
Issuances	0	(230)	0	(1,140)
Settlements	(608)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	(57)	0	(1)	0
Transfers into Level 3(2)	47	0	0	0
Transfers out of Level 3(2)	(20)	0	0	0

Fair Value, end of period	$23,811	$(5,320)	$(6)	$(5,367)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,713)	$0	$93
Interest credited to policyholders’ account	$414	$0	$0	$0

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,329	$3,442	$165	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	7	13	4	0
Included in other comprehensive income (loss)	0	0	0	44	1	(1)	0
Net investment income	0	0	0	3	14	0	0
Purchases	0	2	1	624	2,285	869	1
Sales	0	0	0	(566)	(170)	(10)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(231)	(986)	(5)	(2)
Foreign currency translation	0	0	0	(9)	(12)	0	0
Other(1)	0	0	0	4	(2)	0	0
Transfers into Level 3(2)	0	5	0	276	1,142	0	0
Transfers out of Level 3(2)	0	0	0	(80)	(885)	(605)	0

Fair Value, end of period	$0	$7	$2	$1,401	$4,842	$417	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(17)	$1	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$403	$0	$2	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(6)	0
Other income	0	(8)	2	0	0	12	1
Net investment income	0	0	1	0	0	0	0
Purchases	12	163	102	87	0	23	0
Sales	0	(141)	(9)	0	0	(59)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(9)	(28)	0	0	(79)	0
Foreign currency translation	0	0	0	0	0	(11)	0
Transfers into Level 3(2)	0	9	44	4	0	0	0
Transfers out of Level 3(2)	0	0	(76)	(51)	0	(1)	0

Fair Value, end of period	$12	$129	$439	$40	$2	$721	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(6)	$0
Other income	$0	$(4)	$2	$0	$0	$15	$1

	Nine Months Ended September 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Cash Equivalents	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	(6)	0	0
Other income	0	0	74	0	0
Included in other comprehensive income (loss)	3	0	0	0	0
Net investment income	0	0	(1)	0	0
Purchases	26	0	191	0	0
Sales	(34)	0	(2)	0	0
Issuances	0	0	0	0	0
Settlements	0	0	(88)	0	(2)
Foreign currency translation	(3)	0	7	0	0
Other(1)	1	0	(59)	0	0
Transfers into Level 3(2)	3	0	5	0	0
Transfers out of Level 3(2)	(8)	0	0	0	0

Fair Value, end of period	$298	$0	$1,517	$0	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$(7)	$0	$0
Other income	$0	$0	$74	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	(4,204)	2	91
Interest credited to policyholders’ account balances	2,008	0	0	0
Net investment income	18	0	0	0
Purchases	1,060	0	0	0
Sales	(546)	0	0	220
Issuances	0	(675)	0	(2,424)
Settlements	(1,272)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	0	0	(3)	0
Transfers into Level 3(2)	50	0	0	0
Transfers out of Level 3(2)	(115)	0	0	0

Fair Value, end of period	$23,811	$(5,320)	$(6)	$(5,367)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(4,220)	$2	$91
Interest credited to policyholders’ account	$1,269	$0	$0	$0

	Three Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$13	$1,383	$4,009	$243	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(11)	9	35	0
Included in other comprehensive income (loss)	0	0	0	(20)	(4)	(16)	0
Net investment income	0	0	0	(6)	7	0	0
Purchases	0	0	1	91	515	91	0
Sales	0	0	0	(12)	(80)	(34)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(1)	(158)	(251)	(7)	(3)
Foreign currency translation	0	0	0	15	13	1	0
Other(1)	0	0	0	0	(84)	0	0
Transfers into Level 3(2)	0	0	0	69	2	0	0
Transfers out of Level 3(2)	0	0	(12)	(153)	(46)	(149)	0

Fair Value, end of period	$0	$0	$1	$1,198	$4,090	$164	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$7	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$90	$424	$54	$2	$884	$14
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(3)
Other income	0	(2)	(1)	(1)	0	5	1
Net investment income	0	0	2	0	0	0	0
Purchases	0	17	156	0	0	7	0
Sales	0	(6)	(1)	0	0	(5)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(8)	(44)	0	0	(30)	(4)
Foreign currency translation	0	0	1	0	0	17	0
Other(1)	0	0	(19)	0	0	0	0
Transfers into Level 3(2)	0	0	2	0	0	0	0
Transfers out of Level 3(2)	0	(6)	(6)	(49)	0	0	0

Fair Value, end of period	$0	$85	$514	$4	$2	$878	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(2)
Other income	$0	$0	$0	$0	$0	$9	$1

	Three Months Ended September 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$292	$21	$1,082	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	(2)	(1)	0
Other income	0	0	19	0
Included in other comprehensive income (loss)	2	0	0	0
Net investment income	0	0	1	0
Purchases	8	0	27	0
Sales	(38)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(23)	0
Foreign currency translation	7	0	(27)	0
Other(1)	0	0	(68)	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$282	$19	$1,010	$6

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Other income	$0	$0	$20	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,672	$(365)	$(6)	$(2,055)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,351)	1	30
Interest credited to policyholders’ account balances	736	0	0	0
Purchases	528	0	0	0
Sales	(166)	0	0	0
Issuances	0	(212)	0	(292)
Settlements	(372)	0	0	(13)
Other(1)	0	0	(1)	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(54)	0	0	0

Fair Value, end of period	$22,347	$(1,928)	$(6)	$(2,330)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,359)	$0	$29
Interest credited to policyholders’ account	$464	$0	$0	$0

	Nine Months Ended September 30, 2013
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,703	$124	$11
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(5)	20	36	0
Included in other comprehensive income (loss)	0	0	(1)	(8)	(5)	(17)	0
Net investment income	0	0	0	(4)	28	0	0
Purchases	0	0	5	393	1,898	328	0
Sales	0	0	(1)	(72)	(306)	(37)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(3)	(555)	(1,036)	(38)	(3)
Foreign currency translation	0	0	0	(96)	(92)	(8)	0
Other(1)	0	0	0	0	(84)	0	0
Transfers into Level 3(2)	0	0	13	302	10	0	0
Transfers out of Level 3(2)	0	0	(12)	(387)	(46)	(224)	0

Fair Value, end of period	$0	$0	$1	$1,198	$4,090	$164	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$12	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$430	$8	$2	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	(15)
Other income	0	(3)	7	(1)	0	45	2
Net investment income	0	0	4	0	0	0	0
Purchases	0	20	321	76	0	10	0
Sales	0	(11)	(2)	(1)	0	(108)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(48)	(216)	(1)	0	(43)	(4)
Foreign currency translation	0	0	(7)	(1)	0	(123)	0
Other(1)	0	0	(19)	0	0	0	0
Transfers into Level 3(2)	0	3	4	0	0	0	0
Transfers out of Level 3(2)	0	(10)	(8)	(76)	0	0	0

Fair Value, end of period	$0	$85	$514	$4	$2	$878	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(15)
Other income	$0	$(3)	$8	$1	$0	$41	$2

	Nine Months Ended September 30, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	11	0	0	(2)
Other income	0	0	103	0
Included in other comprehensive income (loss)	45	0	0	0
Net investment income	0	0	(1)	0
Purchases	20	0	86	0
Sales	(61)	0	0	0
Issuances	0	0	6	0
Settlements	(3)	(29)	(121)	0
Foreign currency translation	(44)	0	(8)	0
Other(1)	(18)	0	(108)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	0	0	0	0

Fair Value, end of period	$282	$19	$1,010	$6

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$(2)
Other income	$0	$0	$103	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes of consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	2,037	(3)	32
Interest credited to policyholders’ account balances	1,884	0	0	0
Purchases	1,309	0	0	0
Sales	(483)	0	0	0
Issuances	0	(619)	0	(932)
Settlements	(1,593)	0	0	(24)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(3)	0
Transfers into Level 3(2)	62	0	0	0
Transfers out of Level 3(2)	(104)	0	0	0

Fair Value, end of period	$22,347	$(1,928)	$(6)	$(2,330)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,970	$(3)	$32
Interest credited to policyholders’ account	$1,135	$0	$0	$0

(1)	Other primarily represents reclasses of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

	As of September 30, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$6	$7,665	$6	$0	$7,677
Currency	0	531	0	0	531
Credit	0	2	0	0	2
Currency/Interest Rate	0	1,080	0	0	1,080
Equity	2	733	6	0	741
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(9,044)	(9,044)

Total derivative assets	$9	$10,011	$12	$(9,044)	$988

Derivative liabilities:
Interest Rate	$2	$5,496	$3	$0	$5,501
Currency	0	566	0	0	566
Credit	0	36	0	0	36
Currency/Interest Rate	0	493	0	0	493
Equity	0	90	0	0	90
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(6,590)	(6,590)

Total derivative liabilities	$3	$6,681	$3	$(6,590)	$97

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$10	$6,122	$8	$0	$6,140
Currency	0	593	0	0	593
Credit	0	3	0	0	3
Currency/Interest Rate	0	647	0	0	647
Equity	14	376	0	0	390
Commodity	1	0	0	0	1
Netting(1)	0	0	0	(7,241)	(7,241)

Total derivative assets	$25	$7,741	$8	$(7,241)	$533

Derivative liabilities:
Interest Rate	$5	$7,597	$5	$0	$7,607
Currency	0	425	0	0	425
Credit	0	49	0	0	49
Currency/Interest Rate	0	857	0	0	857
Equity	1	474	0	0	475
Commodity	0	0	0	0	0
Netting(1)	0	0	0	(7,257)	(7,257)

Total derivative liabilities	$6	$9,402	$5	$(7,257)	$2,156

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2014, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2014, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2014.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$6	$6	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(3)	2	0
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	5	0
Transfers out of Level 3(1)	0	0	0	0

Fair Value, end of period	$7	$3	$7	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$(3)	$2	$0
Other income	$0	$0	$0	$0

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$8	$2	$19	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(3)	(1)	(14)	(2)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	(4)	0	(4)	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0

Fair Value, end of period	$1	$1	$1	$1

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(3)	$(1)	$(14)	$(2)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. There were no fair value reserve adjustments for the three months ended September 30, 2014 and there were $4 million of adjustments for the nine months ended September 30, 2014, on certain commercial mortgage loans. The carrying value of these loans as of September 30, 2014 was $46 million. There were no nonrecurring fair value adjustments for the three and nine months ended September 30, 2013. The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the valuation hierarchy.

There were no intangible asset impairments recorded for the three and nine months ended September 30, 2014 and 2013.

For mortgage servicing rights, there were valuation reserve decreases of $8 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively. There were valuation reserve increases of $1 million for the three months ended September 30, 2014 and valuation reserve decreases of $6 million for the three months ended September 30, 2013. Mortgage servicing rights are revalued based on internal models and classified as Level 3 in the valuation hierarchy. There were no impairments for both the nine months ended September 30, 2014 and 2013, on real estate held for investment. There were no impairments recorded for the three months ended September 30, 2014 and impairments of $1 million were recorded for the three months ended September 30, 2013. These impairments were based primarily on appraised value and classified as Level 3 in the valuation hierarchy. For certain cost method investments, there were $2 million of impairments recorded for the three and nine months ended September 30, 2014. Impairments of $6 million were recorded for the three months ended September 30, 2013 and $15 million for the nine months ended September 30, 2013. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

Fair Value Option

The fair value option provides the Company an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that results from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage and other loans, other long-term investments and notes issued by consolidated variable interest entities, where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$1	$0	$3
Other long-term investments:
Changes in fair value	$1	$8	$43	$39
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(92)	$(30)	$(91)	$(32)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated variable interest entities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $5 million and $4 million of interest income for the three months ended September 30, 2014 and 2013, respectively, and $8 million and $9 million for the nine months ended September 30, 2014 and 2013, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $304 million and $299 million, respectively, as of September 30, 2014, and $158 million and $154 million, respectively, as of December 31, 2013. As of September 30, 2014, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,024 million as of September 30, 2014 and $873 million as of December 31, 2013.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $5,367 million and $5,361 million, respectively, as of September 30, 2014, and $3,254 million and $3,276 million, respectively as of December 31, 2013. Interest expense recorded for these liabilities was $46 million and $29 million for the three months ended September 30, 2014 and 2013, respectively, and $136 million and $69 million for the nine months ended September 30, 2014 and 2013, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,844	$1,339	$3,183	$2,880
Commercial mortgage and other loans	0	589	45,677	46,266	44,532
Policy loans	0	0	11,857	11,857	11,857
Other long-term investments	0	0	2,366	2,366	2,033
Short-term investments	0	526	0	526	526
Cash and cash equivalents	5,167	1,110	0	6,277	6,277
Accrued investment income	0	3,209	0	3,209	3,209
Other assets	196	2,557	168	2,921	2,921

Total assets	$5,363	$9,835	$61,407	$76,605	$74,235

Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,776	$58,090	$98,866	$97,376
Securities sold under agreements to repurchase	0	9,039	0	9,039	9,039
Cash collateral for loaned securities	0	4,569	0	4,569	4,569
Short-term debt	0	4,513	0	4,513	4,429
Long-term debt	1,259	18,640	5,110	25,009	22,597
Notes of consolidated VIEs	0	0	23	23	30
Other liabilities	0	6,988	179	7,167	7,167
Separate account liabilities—investment contracts	0	81,693	23,642	105,335	105,335

Total liabilities	$1,259	$166,218	$87,044	$254,521	$250,542

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,065	$1,488	$3,553	$3,312
Commercial mortgage and other loans	0	639	42,010	42,649	40,850
Policy loans	0	0	11,766	11,766	11,766
Other long-term investments	0	0	2,470	2,470	2,203
Short-term investments	0	518	0	518	518
Cash and cash equivalents	3,661	796	0	4,457	4,457
Accrued investment income	0	3,089	0	3,089	3,089
Other assets	162	2,147	252	2,561	2,561

Total assets	$3,823	$9,254	$57,986	$71,063	$68,756

Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,347	$57,253	$96,600	$95,476
Securities sold under agreements to repurchase	0	7,898	0	7,898	7,898
Cash collateral for loaned securities	0	5,040	0	5,040	5,040
Short-term debt	0	2,718	0	2,718	2,669
Long-term debt	1,078	19,453	5,038	25,569	23,553
Notes of consolidated VIEs	0	0	39	39	48
Other liabilities	0	5,803	266	6,069	6,069
Separate account liabilities—investment contracts	0	82,071	22,163	104,234	104,234

Total liabilities	$1,078	$162,330	$84,759	$248,167	$244,987

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2014 and December 31, 2013.

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

Foreign Exchange Contracts

Currency derivatives, including currency futures, options, forwards, and swaps are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Other Contracts

TBAs. The Company uses TBA forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company enhance the return on its investment portfolio, and can provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. Additionally, pursuant to the Company’s mortgage dollar roll program, TBAs or mortgage-backed securities are transferred to counterparties with a corresponding agreement to repurchase them at a future date. These transactions do not qualify as secured borrowings and are accounted for as derivatives.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk. This netting impact results in total derivative assets of $988 million and $533 million as of September 30, 2014 and December 31, 2013, respectively, and total derivative liabilities of $97 million and $2,156 million as of September 30, 2014 and December 31, 2013, respectively, reflected in the Unaudited Interim Consolidated Statement of Financial Position.

Primary Underlying/ Instrument Type	September 30, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)(2)	Assets(2)	Liabilities(2)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,031	$21	$(228)	$2,556	$26	$(253)
Foreign Currency
Foreign Currency Forwards	572	9	(15)	534	1	(32)
Currency/Interest Rate
Foreign Currency Swaps	10,495	377	(308)	9,502	233	(553)

Total Qualifying Hedges	$13,098	$407	$(551)	$12,592	$260	$(838)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$174,914	$7,307	$(5,055)	$171,337	$5,727	$(7,051)
Interest Rate Futures	32,615	6	(2)	34,424	10	(5)
Interest Rate Options	25,194	343	(213)	25,308	370	(297)
Interest Rate Forwards	3,636	0	(3)	1,452	0	(6)
Foreign Currency
Foreign Currency Forwards	17,836	520	(550)	13,122	587	(393)
Foreign Currency Options	183	5	0	118	5	0
Currency/Interest Rate
Foreign Currency Swaps	10,075	702	(185)	7,787	414	(304)
Credit
Credit Default Swaps	1,652	2	(36)	1,890	3	(49)
Equity
Equity Futures	90	1	0	262	1	(1)
Equity Options	82,157	520	(34)	61,231	388	(12)
Total Return Swaps	14,384	220	(56)	11,554	1	(462)
Commodity
Commodity Futures	39	1	(1)	37	1	0
Synthetic GICs(3)	76,241	6	0	78,110	8	0

Total Non-Qualifying Derivatives(4)	$439,016	$9,633	$(6,135)	$406,632	$7,515	$(8,580)

Total Derivatives(5)	$452,114	$10,040	$(6,686)	$419,224	$7,775	$(9,418)

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Prior periods have been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(3)	The gross notional amount as of December 31, 2013 has been revised from $60,758 million to $78,110 million to correct the previously reported amount. This amount does not impact the Unaudited Interim Consolidated Financial Statements.
(4)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic guaranteed investment contracts (GICs), which are product standalone derivatives do not qualify as hedging instruments under hedge accounting rules.
(5)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $5,299 million as of September 30, 2014 and a net liability of $430 million as of December 31, 2013, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	September 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$9,939	$(9,044)	$895	$585	$1,480
Securities purchased under agreement to resell	898	0	898	(898)	0

Total Assets	$10,837	$(9,044)	$1,793	$(313)	$1,480

Offsetting of Financial Liabilities:
Derivatives	$6,684	$(6,590)	$94	$(90)	$4
Securities sold under agreement to repurchase	9,039	0	9,039	(9,039)	0

Total Liabilities	$15,723	$(6,590)	$9,133	$(9,129)	$4

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$7,721	$(7,241)	$480	$(535)	$(55)
Securities purchased under agreement to resell	656	0	656	(656)	0

Total Assets	$8,377	$(7,241)	$1,136	$(1,191)	$(55)

Offsetting of Financial Liabilities:
Derivatives	$9,408	$(7,257)	$2,151	$(1,999)	$152
Securities sold under agreement to repurchase	7,898	0	7,898	(7,898)	0

Total Liabilities	$17,306	$(7,257)	$10,049	$(9,897)	$152

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

	Three Months Ended September 30, 2014
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$14	$(14)	$0	$0	$0	$0
Currency	(1)	0	0	0	0	0

Total fair value hedges	13	(14)	0	0	0	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	5
Currency/Interest Rate	0	1	68	0	0	383

Total cash flow hedges	0	1	68	(6)	0	388

Net investment hedges
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	76

Total net investment hedges	0	0	0	0	0	85

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	798	0	0	0	0	0
Currency	99	0	0	0	0	0
Currency/Interest Rate	377	0	3	0	0	0
Credit	(9)	0	0	0	0	0
Equity	77	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,695)	0	0	0	0	0

Total non-qualifying hedges	(353)	0	3	0	0	0

Total	$(340)	$(13)	$71	$(6)	$0	$473

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$6	$(45)	$0	$0	$2	$0
Currency	5	0	0	0	0	0

Total fair value hedges	11	(45)	0	0	2	0

Cash flow hedges
Interest Rate	0	0	0	(17)	0	10
Currency/Interest Rate	0	4	46	0	0	291

Total cash flow hedges	0	4	46	(17)	0	301

Net investment hedges
Currency	0	0	0	0	0	8
Currency/Interest Rate	0	0	0	0	0	47

Total net investment hedges	0	0	0	0	0	55

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,177	0	0	0	0	0
Currency	51	0	0	0	0	0
Currency/Interest Rate	380	0	2	0	0	0
Credit	(10)	0	0	0	0	0
Equity	(903)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(4,137)	0	0	0	0	0

Total non-qualifying hedges	(442)	0	2	0	0	0

Total	$(431)	$(41)	$48	$(17)	$2	$356

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$8	$(17)	$0	$0	$6	$0
Currency	(6)	0	0	0	0	0

Total fair value hedges	2	(17)	0	0	6	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	3
Currency/Interest Rate	0	1	(24)	0	0	(260)

Total cash flow hedges	0	1	(24)	(6)	0	(257)

Net investment hedges
Currency	0	0	(4)	0	0	0
Currency/Interest Rate	0	0	0	0	0	(3)

Total net investment hedges	0	0	(4)	0	0	(3)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(540)	0	0	0	0	0
Currency	62	0	0	0	0	0
Currency/Interest Rate	(215)	0	(2)	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(706)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,322)	0	0	0	0	0

Total non-qualifying hedges	(2,722)	0	(2)	0	0	0

Total	$(2,720)	$(16)	$(30)	$(6)	$6	$(260)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$80	$(56)	$0	$0	$17	$0
Currency	(54)	0	0	0	0	0

Total fair value hedges	26	(56)	0	0	17	0

Cash flow hedges
Interest Rate	0	0	0	(17)	0	20
Currency/Interest Rate	0	0	(60)	0	0	(118)

Total cash flow hedges	0	0	(60)	(17)	0	(98)

Net investment hedges
Currency	0	0	(4)	0	0	7
Currency/Interest Rate	0	0	0	0	0	154

Total net investment hedges	0	0	(4)	0	0	161

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,071)	0	0	0	0	0
Currency	(513)	0	0	0	0	0
Currency/Interest Rate	84	0	0	0	0	0
Credit	(11)	0	0	0	0	0
Equity	(2,515)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	2,025	0	0	0	0	0

Total non-qualifying hedges	(5,001)	0	0	0	0	0

Total	$(4,975)	$(56)	$(64)	$(17)	$17	$63

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2013	$(446)
Net deferred gains/(losses) on cash flow hedges from January 1 to September 30, 2014	341
Amount reclassified into current period earnings	(40)

Balance, September 30, 2014	$(145)

Using September 30, 2014 values, it is anticipated that a pre-tax gain of approximately $13 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2015, offset by amounts pertaining to the hedged items. As of September 30, 2014, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” was $411 million and $356 million as of September 30, 2014 and December 31, 2013.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $7 million and $5 million as of September 30, 2014 and December 31, 2013, respectively. These credit derivatives are reported at fair value as an asset of less than $1 million, as of both September 30, 2014 and December 31, 2013. These credit derivatives have a NAIC designation of 2. The Company has also written credit protection on an index reference, and has a notional amount of $251 million, reported at fair value as a liability of $1 million as of September 30, 2014. This credit derivative has a NAIC designation of 3, which is based on the lowest rated single name reference included in the index. As of December 31, 2013, the Company had no outstanding written credit protection on an index reference.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 2 years, while the credit protection on the index reference has a maturity of less than 10 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance (noted below).

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of September 30, 2014 and December 31, 2013 was a liability of $5 million and $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2014 and December 31, 2013, the Company had $894 million and $1,399 million of outstanding notional amounts, respectively, reported at fair value as a liability of $28 million and $42 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread, a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. As of September 30, 2014, there were no net liability derivative positions by counterparty with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2014.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2014	December 31, 2013
	(in millions)
Total outstanding mortgage loan commitments	$3,051	$2,365
Portion of commitment where prearrangement to sell to investor exists	$677	$587

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2014	December 31, 2013
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$5,268	$5,461
Expected to be funded from separate accounts	$34	$274

(1)	Includes a remaining commitment of $213 million and $256 million at September 30, 2014 and December 31, 2013, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Guarantees of Investee Debt

In the normal course of business, the Company provides guarantees related to real estate investments held in its separate accounts. The entities in which the separate accounts invest obtain financing, typically secured by the real estate investments, and the Company, on behalf of the separate accounts, guarantees their obligations to assist them in doing so. These guarantees expire at various times over the next twelve years. Any payments that may become required from the separate accounts under these guarantees would first be reduced by the proceeds from the sale of the underlying collateral, if any, and then by collection against the assets of the separate accounts. As of September 30, 2014, the Company’s assessment is that it is unlikely payments will be required from the separate accounts’ assets.

Prior to 2013, management of the Company made a decision to significantly reduce the exposure to guarantee obligations of the separate accounts’ investee entities. As a result, the guarantee agreements entered into by the Company, on behalf of the separate accounts, have been amended or drafted in such a way to ensure that any potential obligations are limited to the assets of the separate accounts. As of December 31, 2013 and through September 30, 2014, the Company does not have material exposure under these guarantees, as the guarantee obligations, except for a de minimis amount, are now limited to the assets of the separate accounts.

Indemnification of Securities Lending Transactions

	September 30, 2014	December 31, 2013
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$15,405	$15,598
Fair value of related collateral associated with above indemnifications	$15,859	$15,965
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	September 30, 2014	December 31, 2013
	(in millions)
Guaranteed value of third parties’ assets	$76,241	$78,110
Fair value of collateral supporting these assets	$78,038	$79,458
Asset associated with guarantee, carried at fair value	$6	$8

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	September 30, 2014	December 31, 2013
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$123	$156
Fair value of properties and associated tax credits that secure the guarantee	$158	$220
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	September 30, 2014	December 31, 2013
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,202	$1,173
First-loss exposure portion of above	$375	$371
Accrued liability associated with guarantees	$15	$17

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $9,715 million of mortgages subject to these loss-sharing arrangements as of September 30, 2014, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2014, these mortgages had an average debt service coverage ratio of 1.97 times and an average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $1.0 million and $0.4 million, for the nine months ended September 30, 2014 and 2013, respectively.

Other Guarantees

	September 30, 2014	December 31, 2013
	(in millions)
Other guarantees where amount can be determined	$346	$404
Accrued liability for other guarantees and indemnifications	$5	$7

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $314 million and $323 million as of September 30, 2014 and December 31, 2013, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is not material (i.e. less than $250 million). Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC. filed in the Circuit Court of Leon County, Florida, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County. In September 2014, the Florida District Court of Appeal First District affirmed the trial Court’s decision.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NY DFS”) has requested that 172 life insurers (including the Company) provide data to the NY DFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In December 2013, this matter was closed without prejudice.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, the Company’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is before the Third Circuit Court of Appeals. In August 2014, the Court lifted the stay, and in September 2014, Plaintiffs filed a motion seeking leave to amend the complaint.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. In December 2013, the Company participated in court-ordered mediation that resulted in a December 2013 settlement involving 40 of the remaining 42 plaintiffs with litigation against the Company, including plaintiffs who had not yet appealed the dismissal of their claims. The amounts paid to the 40 plaintiffs were within existing reserves for this matter. In July 2014, the Court granted the Company’s summary judgment motion dismissing with prejudice the complaint of one of the two remaining plaintiffs asserting claims against the Company. In August 2014, an appeal was filed from the Court’s summary judgment decision.

Other Matters

In September 2014, Lehman Brothers Special Financing Inc. (“LBSF”) through Lehman Brothers Holdings Inc. (“LBHI”), the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of LBHI and its affiliated debtors, filed a Third Amended Complaint in the United States Bankruptcy Court for the Southern District of New York against certain indenture trustees, certain special purpose entities, and a putative class of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

158 noteholders, including Gibraltar Life Insurance Company, Ltd. (f/k/a AIG Edison—GA Non Dima), in its adversary proceeding to recover funds alleged to have been paid improperly to the noteholders.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch, J.P. Morgan, RBS, UBS and Countrywide defendants filed motions to dismiss the complaints against them. The motions to dismiss filed by Goldman Sachs, J.P. Morgan, Morgan Stanley, and Credit Suisse have been denied in their entirety. In December 2013, the lawsuit against Goldman Sachs was settled. In March 2014, the motion to dismiss filed by Countrywide was granted in part, dismissing the federal securities, successor-liability, fraudulent transfer, and New Jersey RICO claims, and the court, sua sponte, remanded the remaining claims to New Jersey state court for further consideration. In April 2014, the Company filed an appeal with the United States Court of Appeals for the Ninth Circuit, challenging the court’s March 2014 order granting, in part, Countrywide’s motion to dismiss. In June 2014, Countrywide filed a motion to dismiss the remaining claims pending against it in New Jersey state court. In April 2014, Bank of America/Merrill Lynch’s motion to dismiss was granted in part and denied in part, with the court upholding the common law and equitable fraud claims, and the 1933 Securities Act claims. The court dismissed with prejudice the negligent representation claim, dismissed without prejudice the New Jersey civil RICO claims and certain common law fraud claims and permitted the Company 45 days to file an amended complaint. In June 2014, the Company filed an amended complaint against Bank of America/Merrill Lynch. In July 2014, Bank of America/Merrill Lynch filed motions to dismiss all remaining claims against it. The actions filed against Bank of America/Merrill Lynch are currently pending in New Jersey federal court. The motions to dismiss filed by Bank of America/Merrill Lynch, Barclays, Countrywide, Nomura, RBS and UBS are pending. In July 2014, the lawsuit against J.P. Morgan was settled. In August 2014, the lawsuit against Credit Suisse was settled.

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

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The action is captioned Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al. The Complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act. In June 2014, the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2014 and December 31, 2013 (in millions)

	September 30, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$256,119	$44,948	$301,067	$243,654	$43,212	$286,866
Fixed maturities, held-to-maturity, at amortized cost	2,880	0	2,880	3,312	0	3,312
Trading account assets supporting insurance liabilities, at fair value	20,507	0	20,507	20,827	0	20,827
Other trading account assets, at fair value	9,003	318	9,321	6,111	342	6,453
Equity securities, available-for-sale, at fair value	6,377	3,501	9,878	6,026	3,884	9,910
Commercial mortgage and other loans	34,549	10,287	44,836	31,335	9,673	41,008
Policy loans	6,928	4,929	11,857	6,753	5,013	11,766
Other long-term investments	8,315	2,545	10,860	8,304	2,024	10,328
Short-term investments	4,789	746	5,535	5,837	1,866	7,703

Total investments	349,467	67,274	416,741	332,159	66,014	398,173
Cash and cash equivalents	15,447	1,775	17,222	10,797	642	11,439
Accrued investment income	2,605	604	3,209	2,505	584	3,089
Deferred policy acquisition costs	16,219	366	16,585	16,101	411	16,512
Value of business acquired	3,394	0	3,394	3,675	0	3,675
Other assets	13,788	592	14,380	13,082	751	13,833
Separate account assets	292,616	0	292,616	285,060	0	285,060

TOTAL ASSETS	$693,536	$70,611	$764,147	$663,379	$68,402	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$165,985	$49,862	$215,847	$156,601	$50,258	$206,859
Policyholders’ account balances	133,814	5,319	139,133	131,298	5,359	136,657
Policyholders’ dividends	121	6,783	6,904	97	5,418	5,515
Securities sold under agreements to repurchase	4,979	4,060	9,039	4,128	3,770	7,898
Cash collateral for loaned securities	3,270	1,299	4,569	4,230	810	5,040
Income taxes	9,078	(444)	8,634	6,010	(588)	5,422
Short-term debt	4,354	75	4,429	2,594	75	2,669
Long-term debt	20,997	1,600	22,597	21,953	1,600	23,553
Other liabilities	12,139	491	12,630	13,618	307	13,925
Notes issued by consolidated variable interest entities	5,397	0	5,397	3,302	0	3,302
Separate account liabilities	292,616	0	292,616	285,060	0	285,060

Total liabilities	652,750	69,045	721,795	628,891	67,009	695,900

EQUITY
Accumulated other comprehensive income	13,328	173	13,501	8,586	95	8,681
Other attributed equity	26,875	1,393	28,268	25,299	1,298	26,597

Total attributed equity	40,203	1,566	41,769	33,885	1,393	35,278

Noncontrolling interests	583	0	583	603	0	603

Total equity	40,786	1,566	42,352	34,488	1,393	35,881

TOTAL LIABILITIES AND EQUITY	$693,536	$70,611	$764,147	$663,379	$68,402	$731,781

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2014 and 2013 (in millions)

	Three Months Ended September 30,
	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,024	$620	$6,644	$5,512	$629	$6,141
Policy charges and fee income	1,496	0	1,496	1,257	0	1,257
Net investment income	3,093	748	3,841	2,917	733	3,650
Asset management and service fees	949	0	949	858	0	858
Other income	(621)	(4)	(625)	1,490	24	1,514
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1)	(1)	(2)	(197)	(162)	(359)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	(3)	0	(3)	169	147	316
Other realized investment gains (losses), net	(321)	401	80	(2,291)	224	(2,067)

Total realized investment gains (losses), net	(325)	400	75	(2,319)	209	(2,110)

Total revenues	10,616	1,764	12,380	9,715	1,595	11,310

BENEFITS AND EXPENSES
Policyholders’ benefits	6,578	756	7,334	5,463	774	6,237
Interest credited to policyholders’ account balances	847	35	882	725	34	759
Dividends to policyholders	20	725	745	25	557	582
Amortization of deferred policy acquisition costs	337	9	346	(461)	9	(452)
General and administrative expenses	2,650	139	2,789	2,522	136	2,658

Total benefits and expenses	10,432	1,664	12,096	8,274	1,510	9,784

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	184	100	284	1,441	85	1,526

Income tax expense (benefit)	(287)	53	(234)	473	24	497

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	471	47	518	968	61	1,029
Equity in earnings of operating joint ventures, net of taxes	5	0	5	3	0	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	476	47	523	971	61	1,032
Income (loss) from discontinued operations, net of taxes	0	0	0	8	0	8

NET INCOME (LOSS)	476	47	523	979	61	1,040
Less: Income (loss) attributable to noncontrolling interests	11	0	11	13	0	13

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$465	$47	$512	$966	$61	$1,027

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2014 and 2013 (in millions)

	Nine Months Ended September 30,
	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$16,610	$1,970	$18,580	$18,160	$1,987	$20,147
Policy charges and fee income	4,517	0	4,517	3,988	0	3,988
Net investment income	9,175	2,258	11,433	8,733	2,266	10,999
Asset management and service fees	2,781	0	2,781	2,558	0	2,558
Other income	145	32	177	(2,354)	41	(2,313)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(83)	(30)	(113)	(531)	(316)	(847)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	52	14	66	421	280	701
Other realized investment gains (losses), net	18	921	939	(4,031)	320	(3,711)

Total realized investment gains (losses), net	(13)	905	892	(4,141)	284	(3,857)

Total revenues	33,215	5,165	38,380	26,944	4,578	31,522

BENEFITS AND EXPENSES
Policyholders’ benefits	17,727	2,459	20,186	18,021	2,459	20,480
Interest credited to policyholders’ account balances	2,973	102	3,075	2,101	102	2,203
Dividends to policyholders	66	1,990	2,056	119	1,468	1,587
Amortization of deferred policy acquisition	1,236	29	1,265	(43)	29	(14)
General and administrative expenses	7,873	416	8,289	7,656	412	8,068

Total benefits and expenses	29,875	4,996	34,871	27,854	4,470	32,324

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,340	169	3,509	(910)	108	(802)

Income tax expense (benefit)	575	68	643	(634)	29	(605)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,765	101	2,866	(276)	79	(197)
Equity in earnings of operating joint ventures, net of taxes	11	0	11	54	0	54

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,776	101	2,877	(222)	79	(143)
Income (loss) from discontinued operations, net of taxes	8	0	8	11	0	11

NET INCOME (LOSS)	2,784	101	2,885	(211)	79	(132)
Less: Income (loss) attributable to noncontrolling interests	45	0	45	75	0	75

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,739	$101	$2,840	$(286)	$79	$(207)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2014, compared with December 31, 2013, and its consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.160 trillion of assets under management as of September 30, 2014, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On October 28, 2014, we announced that we have entered into a memorandum of understanding with Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber, to acquire an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. We expect to acquire indirectly between approximately 34% and 40% of AFP Habitat from ILC, depending on the results of a pre-closing partial tender offer by ILC to acquire additional shares of AFP Habitat from public shareholders. We would acquire the indirect interest in the AFP Habitat shares from subsidiaries of ILC for 925 Chilean pesos per share, for a total purchase price of approximately $530 million to $620 million at current exchange rates. It is expected that the transaction would result in equal ownership positions for us and ILC, with a controlling stake in AFP Habitat held through a joint holding company. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close in the first half of 2015. This acquisition will enable us to participate in the growing Chilean pension market.

On June 10, 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. We purchased 2.8 million shares in the third quarter of 2014 under this authorization at a total cost of $250 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We purchased 12 million shares of our Common Stock at a total cost of $1.0 billion, under the prior twelve-month $1.0 billion share repurchase authorization that expired on June 30, 2014, including 5.9 million shares purchased in the first six months of 2014 at a total cost of $500 million.

On each of February 11, 2014, May 13, 2014 and August 12, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock.

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

Pursuant to the Collins Amendment of the Dodd Frank Act requiring the establishment of capital requirements for Designated Financial Companies, the FRB announced in September 2014 that it would begin a quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on insurance holding companies. Prudential Financial has elected to respond to FRB requests for information in connection with this study.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. We have participated in field testing to assist the IAIS in its development of ComFrame. On October 23, 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014. Global systemically important insurers (“G-SII”), such as Prudential Financial, will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

In February 2014, the New York State Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected. Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” below.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of a Low Interest Rate Environment

Domestic Financial Services Businesses

As interest rates in the U.S. continue to remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low for a considerable time, our overall portfolio yields are expected to continue to decline.

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2015. The domestic Financial Services Businesses’ general account has approximately $161 billion of such assets (based on net carrying value) as of September 30, 2014. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5% is expected to decline due to reinvesting in a lower interest rate environment. Included in the $161 billion of fixed maturity securities and commercial mortgage loans are approximately $72 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of September 30, 2014, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of September 30, 2014, our domestic Financial Services Businesses have approximately $157 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $50 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (bps), between rates being credited to contractholders as of September 30, 2014, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.7	$0.0	$0.0	$0.0	$0.0	$0.7
1.00% - 1.99%	1.9	2.3	10.8	1.3	0.3	16.6
2.00% - 2.99%	2.2	0.0	0.6	1.7	0.2	4.7
3.00% - 4.00%	24.0	1.9	0.5	0.2	0.0	26.6
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9

Total	$29.7	$4.2	$11.9	$3.2	$0.5	$49.5

Percentage of total	60%	9%	24%	6%	1%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $93 billion of the $157 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50% for the period from October 1, 2014 through December 31, 2015, and credit spreads remain unchanged from levels as of September 30, 2014, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $1 million in 2014 and $32 million in 2015. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $50 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; and/or iv) any impact from other factors described below.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage interest-sensitive products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability.

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of September 30, 2014, these operations have $130 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $130 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Results of Operations

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the third quarter and first nine months of 2014 was $465 million and $2,739 million, respectively, compared to net income of $966 million and a net loss of $286 million for the third quarter and first nine months of 2013, respectively.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Adjusted operating income before income taxes for the Financial Services Businesses for the third quarter and first nine months of 2014 was $1,353 million and $4,547 million, respectively, compared to $1,913 million and $4,908 million for the third quarter and first nine months of 2013, respectively. Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Adjusted operating income before income taxes for Financial Services Businesses by segment:
Individual Annuities	$367	$821	$1,145	$1,593
Retirement	256	237	906	744
Asset Management	200	173	593	514

Total U.S. Retirement Solutions and Investment Management Division	823	1,231	2,644	2,851

Individual Life	97	148	380	426
Group Insurance	(73)	68	(21)	99

Total U.S. Individual Life and Group Insurance Division	24	216	359	525

International Insurance	845	778	2,566	2,505

Total International Insurance Division	845	778	2,566	2,505

Corporate Operations	(339)	(312)	(1,022)	(973)

Total Corporate and Other	(339)	(312)	(1,022)	(973)

Adjusted operating income before income taxes for the Financial Services Businesses	1,353	1,913	4,547	4,908

Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(1,161)	(1,319)	(1,314)	(7,322)
Charges related to realized investment gains (losses), net(2)	29	763	(99)	1,533
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(131)	103	195	(273)
Change in experience-rated contractholder liabilities due to asset value changes(4)	93	(73)	(139)	255
Divested businesses(5)	(7)	43	113	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	8	11	37	1

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	184	1,441	3,340	(910)
Income (loss) from continuing operations before income taxes for Closed Block Business	100	85	169	108

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$284	$1,526	$3,509	$(802)

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.

(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Results for the third quarter and first nine months of 2014 decreased in comparison to the prior year periods. The decreases reflect unfavorable comparative impacts on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business, including those resulting from annual reviews and updates of assumptions performed in the third quarter of each year. The decreases for both periods were partially offset by higher net asset-based fee income.

Retirement. Results for the third quarter and first nine months of 2014 increased in comparison to the prior year periods. Results for both periods reflect higher net investment spread results and higher fee income, including the contribution of two significant longevity reinsurance transactions in the third quarter of 2014, partially offset by higher expenses and unfavorable comparative impacts from annual reviews and updates of assumptions.

Asset Management. Results for the third quarter and first nine months of 2014 increased in comparison to the prior year periods. The increases for both periods primarily reflect higher asset management fees, net of expenses, driven by higher assets under management due to market appreciation and positive net flows over the past twelve months. Also contributing to the increase in both periods is increased performance-based incentive fees, net of expenses.

Individual Life. Results for the third quarter and first nine months of 2014 decreased in comparison to the prior year periods. The decreases for both periods reflect unfavorable comparative impacts from our annual reviews and updates of assumptions, partially offset by lower integration costs associated with the acquisition of The Hartford Life business, higher net contributions from investment results and more favorable mortality experience, net of reinsurance and reserve updates.

Group Insurance. Results for the third quarter and first nine months of 2014 decreased in comparison to the prior year periods, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions, as well as higher operating expenses, partially offset by more favorable comparative underwriting results and a higher contribution from net investment spread results.

International Insurance. Results for the third quarter of 2014 increased in comparison to the prior year period reflecting a favorable comparative impact from our annual reviews and updates of assumptions, net business growth, the absence of integration costs associated with our acquisition of the former Star and Edison businesses and more favorable mortality experience. These impacts were partially offset by higher expenses and less favorable foreign currency exchange rates.

Results for the first nine months of 2014 increased in comparison to the prior year period, reflecting the favorable comparative impact from our annual reviews and updates of assumptions, net business growth and the absence of integration costs associated with our acquisition of the former Star and Edison businesses. These items were partially offset by less favorable foreign currency exchange rates as well as benefits to prior year results from both the impact of a gain on our investment, through a consortium, in China Pacific Group in 2013 and from accelerated earnings due to surrenders of certain fixed annuities.

Corporate and Other operations. Results for the third quarter and first nine months of 2014 reflect increased losses compared to the prior year periods. The increased losses for both periods reflect lower income from our qualified pension plan and a charge in the third quarter of 2014 associated with our annual reviews and updates of assumptions. Also contributing to the decline for the first nine months was a higher level of corporate expenses, partially offset by lower interest expense.

Closed Block Business. Income from continuing operations before income taxes for the third quarter and first nine months of 2014 increased in comparison to the prior year periods. Results primarily reflect an increase in net realized investment gains, partially offset by increases in the policyholder dividend obligation expense.

Consolidated Results of Operations

The following table summarizes net income (loss) for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Financial Services Businesses:
Revenues	$10,616	$9,715	$33,215	$26,944
Benefits and expenses	10,432	8,274	29,875	27,854

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	184	1,441	3,340	(910)
Income tax expense (benefit)	(287)	473	575	(634)

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	471	968	2,765	(276)
Equity in earnings of operating joint ventures, net of taxes	5	3	11	54

Income (loss) from continuing operations for Financial Services Businesses	476	971	2,776	(222)
Income (loss) from discontinued operations, net of taxes	0	8	8	11

Net income (loss)—Financial Services Businesses	476	979	2,784	(211)
Less: Income attributable to noncontrolling interests	11	13	45	75

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$465	$966	$2,739	$(286)

Closed Block Business:
Revenues	$1,764	$1,595	$5,165	$4,578
Benefits and expenses	1,664	1,510	4,996	4,470

Income (loss) from continuing operations before income taxes for Closed Block Business	100	85	169	108
Income tax expense (benefit)	53	24	68	29

Income (loss) from continuing operations for Closed Block Business	47	61	101	79
Income (loss) from discontinued operations, net of taxes	0	0	0	0

Net income (loss)—Closed Block Business	47	61	101	79
Less: Income attributable to noncontrolling interests	0	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$47	$61	$101	$79

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$512	$1,027	$2,840	$(207)

Results of Operations—Financial Services Businesses

Three Month Comparison. Income from continuing operations for the Financial Services Businesses decreased $495 million, from $971 million in the third quarter of 2013 to $476 million in the third quarter of 2014. Results for the current quarter compared to the year ago quarter reflect the following:

•	$1,766 million lower net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, primarily driven by the strengthening of the Japanese yen against the U.S. dollar in the third quarter of 2013 (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•

$742 million less favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in the current quarter compared to an increase in the year ago quarter, reflecting our management of interest rate risk through this framework (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•

$709 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

Partially offsetting these decreases in income from continuing operations were the following items:

•

$1,318 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Living Benefits Hedging Program Results” for additional information);

•	$760 million favorable impact reflecting a tax benefit in the current quarter compared to tax expense in the year ago quarter (see “—Income Taxes” for additional information); and

•

$662 million favorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in the current quarter compared to an increase in interest rates in the year ago quarter and trading gains on fixed maturities (see “—Realized Investment Gains and Losses” for additional information).

In addition to these impacts, results reflect business growth including the impact of higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

Nine Month Comparison. Income (loss) from continuing operations for the Financial Services Businesses increased $2,998 million, from a loss of $222 million in the first nine months of 2013 to income of $2,776 million in the first nine months of 2014. Results for the current period compared to the year ago reflect the following:

•

$3,210 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities;

•

$3,082 million favorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in the first nine months of 2014 compared to an increase in interest rates in the year ago period; and

•

$2,165 million higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, primarily driven by the weakening of the Japanese yen against the U.S. dollar in the first nine months of 2013.

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

$3,654 million less favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in the first nine months of 2014 compared to an increase in the year ago period, reflecting our management of interest rate risk through this framework;

•

$1,209 million unfavorable impact reflecting tax expense in the current period compared to a tax benefit in the year ago period, largely driven by pre-tax income in the current period compared to a loss in the year ago period;

•

$871 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses primarily driven by the impact of our annual reviews and updates of assumptions performed in the third quarter of each year. This excludes the impact associated with the variable annuity hedging program discussed above; and

•	$66 million unfavorable impact, before taxes, from the absence in 2014 of the gain in the first quarter of 2013 from the sale of our remaining indirect investment in China Pacific Group.

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

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. For variable annuities in our Individual Annuities segment, U.S. GAAP gross profits and amortization rates include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities.

The near-term future equity rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of September 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Results of Operations for Financial Services Businesses by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits) and annuitization options. It also offers fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. As the investment return on the contractholder funds is generally attributed directly to the contractholder, we derive our revenue mainly from fee income generated on variable annuity account values, investment income earned on fixed annuity account values, and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products, the change in reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$159,528	$141,474	$154,140	$135,342
Sales	2,574	2,404	7,559	9,081
Surrenders and withdrawals	(2,182)	(1,864)	(6,596)	(5,617)

Net sales	392	540	963	3,464
Benefit payments	(454)	(393)	(1,346)	(1,196)

Net flows	(62)	147	(383)	2,268
Change in market value, interest credited and other activity	(1,791)	6,570	5,635	12,125
Policy charges	(892)	(813)	(2,609)	(2,357)

Ending total account value	$156,783	$147,378	$156,783	$147,378

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $153.2 billion and $143.7 billion as of September 30, 2014 and 2013, respectively. Fixed annuity account values were $3.6 billion and $3.7 billion as of September 30, 2014 and 2013, respectively.

Our account values are significantly impacted by net sales and the impact of market performance. The increase in account values as of September 30, 2014 compared to September 30, 2013 was largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation over the last twelve months. Positive net sales also contributed to account value growth, but to a lesser extent. The decline in net sales for the three months ended September 30, 2014 compared to the prior year period reflects higher surrenders and withdrawals, primarily driven by partial withdrawals from contracts with certain legacy optional living benefit features, partially offset by higher sales of our Prudential Defined Income Variable Annuity, or PDI. The decline in net sales for the nine months ended September 30, 2014 compared to the prior year period reflects a decline in sales of our products with the highest daily benefit, partially offset by higher sales of PDI, and higher surrenders and withdrawals, primarily driven by partial withdrawals from contracts with certain legacy optional living benefit features. Partially offsetting these net increases in account values were higher policy charges on contractholder accounts.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,191	$1,120	$3,519	$3,307
Benefits and expenses	824	299	2,374	1,714

Adjusted operating income	367	821	1,145	1,593
Realized investment gains (losses), net, and related adjustments	(635)	(2,742)	(169)	(4,991)
Related charges	44	740	77	1,494

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(224)	$(1,181)	$1,053	$(1,904)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $454 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $33 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of an increase in asset-based commissions, amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net charge of $36 million and a net benefit of $451 million in the third quarter of 2014 and 2013, respectively. The $36 million net charge in the third quarter of 2014 primarily reflects the impact of unfavorable fund performance and lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. Partially offsetting this charge was a $14 million net benefit resulting from an annual review and update of assumptions, primarily driven by modifications to our economic and actuarial assumptions. The $451 million net benefit in the third quarter of 2013 included a $301 million net benefit resulting from the annual review and update of assumptions and other refinements performed in that period. The remaining net benefit reflected the impact of favorable market performance on contractholder accounts relative to our assumptions.

Nine Month Comparison. Adjusted operating income decreased $448 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $201 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of an increase in asset-based commissions. Also contributing to the increase were lower amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net charge of $61 million and a net benefit of $588 million in the first nine months of 2014 and 2013, respectively. The $61 million net charge in the first nine months of 2014 primarily reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this charge was a $14 million net benefit resulting from an annual review and update of assumptions, as discussed above. The $588 million net benefit in the first nine months of 2013 included a $301 million net benefit resulting from the annual review and update of assumptions and other refinements performed in that period, as discussed above. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $71 million. The increase was driven by a $92 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $15 million decline in net investment income, driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $525 million. Absent the $487 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $38 million. General and administrative expenses, net of capitalization, increased $40 million, driven by higher asset-based commissions and asset management costs due to account value growth, as discussed above. Partially offsetting this increase was a $12 million decrease in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

Nine Month Comparison. Revenues increased $212 million, primarily driven by a $268 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $54 million decline in net investment income, driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses increased $660 million. Absent the $649 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $11 million. General and administrative expenses, net of capitalization, increased $93 million, driven by higher asset-based commissions and asset management costs due to account value growth. Interest expense increased $13 million, driven by higher borrowing rates, partially offset by repayments of debt. Partially offsetting these increases was a $41 million decrease in interest credited to policyholders’ account balances driven by lower average account values in the general account. Amortization of DAC decreased $31 million primarily due to lower amortization rates, and policyholders’ benefits, including the change in reserves, decreased $23 million primarily due to lower benefit accrual rates.

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

Our automatic rebalancing element occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing element associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing element is to help mitigate our exposure to equity market risk and market volatility. Other product design elements we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as required allocation to our general account for certain of our products. In addition, certain fees are based on the greater of a benefit guarantee amount or the account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

The following table sets forth the risk profile of our optional living benefits and GMDB features as of the periods indicated.

	September 30, 2014		December 31, 2013		September 30, 2013
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Optional living benefit/GMDB features(1):
Both risk mitigants(2)	$109,160	71%	$105,630	71%	$100,418	70%
Hedging program only	11,533	8%	12,229	8%	11,914	8%
Automatic rebalancing only	1,873	1%	2,280	2%	2,365	2%
Neither risk mitigant—PDI	2,272	2%	793	0%	338	0%
Neither risk mitigant—Other Products	3,382	2%	3,666	3%	3,583	3%

Total optional living benefit/GMDB features	$128,220		$124,598		$118,618

GMDB features only(3):
Neither risk mitigant	24,952	16%	25,869	16%	25,079	17%

Total variable annuity account value	$153,172		$150,467		$143,697

(1)	All contracts with optional living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing element.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing element.

For contracts with optional living benefit/GMDB features, the increase in account values that include both risk mitigants as of September 30, 2014 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, as well as market appreciation. The net increase in account values related to contracts with neither risk mitigant was driven by sales of our PDI product.

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

	As of September 30, 2014	As of December 31, 2013
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$5.3	$0.5
Less: NPR Adjustment	(4.7)	(2.2)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	10.0	2.7
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	5.3	3.9

Hedge target liability/(contra-liability)	$4.7	$(1.2)

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

	As of September 30, 2014				As of December 31, 2013
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.0	$0.0	$0.0	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	14.0	0.1	80.6	1.6	11.1	(0.5)	72.2	(2.8)
Options	9.6	0.5	21.9	0.1	7.1	0.4	23.6	0.1

Total	$23.6	$0.6	$102.5	$1.7	$18.4	$(0.1)	$95.8	$(2.7)

(1)	Includes interest rate swaps for which offsetting positions exist in Corporate and Other operations, reflecting the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. See “—Corporate and Other.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$1,009	$(1,370)	$3,936	$(6,906)
Change in value of hedge target	(1,131)	1,590	(3,926)	6,663

Net hedging impact(2)	(122)	220	10	(243)

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(122)	$220	$10	$(243)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(248)	108	(1,158)	465
Change in the NPR adjustment	676	(928)	1,890	(3,012)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	306	(600)	742	(2,790)

Related benefit (charge) to amortization of DAC and other costs	(296)	194	(278)	946

Net impact of assumption updates and other refinements(4)	(631)	(1,533)	(631)	(1,533)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$(621)	$(1,939)	$(167)	$(3,377)

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Excludes $(322) million and $226 million for the three months ended September 30, 2014 and 2013, respectively, and $(1,784) million and $1,135 million for the nine months ended September 30, 2014 and 2013, respectively representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(4)	Represents the total U.S. GAAP impact of assumption updates and other refinements on our hedge target, net of related changes in the NPR adjustment, related changes in amounts attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, and related amortization of DAC and other costs.

Results for all periods reflect the net impacts of changes in the value of our hedge target and related hedge positions. The net hedging charge of $122 million for the three months ended September 30, 2014 was primarily driven by fund underperformance relative to indices and unfavorable liability basis, partially offset by lower realized volatility. The net benefit of $10 million for the nine months ended September 30, 2014 was primarily driven by lower realized volatility, offset by unfavorable liability basis. The net hedging benefit of $220 million for the three months ended September 30, 2013 was primarily driven by fund outperformance relative to indices and favorable liability basis. The net hedging charge of $243 million for the nine months ended September 30, 2013 was primarily driven by fund underperformance relative to indices and higher realized volatility, partially offset by favorable liability basis. Each of these items resulted in related impacts to the amortization of DAC and other costs in all periods.

Declining interest rates in 2014 drove increases in the base embedded derivative liability before NPR which resulted in corresponding increases in the NPR adjustment of $676 million and $1,890 million for the three and nine months ended September 30, 2014, respectively. Rising interest rates in 2013 drove decreases in the base embedded derivative liability before NPR which resulted in corresponding declines in the NPR adjustment of $928 million and $3,012 million for the three and nine months ended September 30, 2013. Each of these items resulted in related impacts to the amortization of DAC and other costs in all periods.

The net charges from the impact of assumption updates and other refinements of $631 million and $1,533 million for the three and nine months ended September 30, 2014 and 2013, respectively, were primarily driven by modifications to our economic and actuarial assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The net charge for the three and nine months ended September 30, 2014 includes $45 million related to prior periods. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$2,397	$1,525	$5,397	$4,382
Benefits and expenses	2,141	1,288	4,491	3,638

Adjusted operating income	256	237	906	744
Realized investment gains (losses), net, and related adjustments	91	(208)	302	(567)
Related charges	(2)	(2)	(1)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(209)	51	136	(615)
Change in experience-rated contractholder liabilities due to asset value changes	171	(21)	(80)	597

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$307	$57	$1,263	$158

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $19 million. The increase was driven by higher net investment spread results reflecting higher income on institutional investment products primarily from higher returns on non-coupon investments, partially offset by lower reinvestment rates. Also contributing to the increase was higher fee income primarily driven by increases in institutional investment products account values including the contribution of two significant longevity reinsurance transactions in the third quarter of 2014. These increases were partially offset by higher general and administrative expenses, net of capitalization, primarily driven by higher costs to support corporate initiatives and compensation costs. Results also include an unfavorable comparative impact from our annual reviews and updates of assumptions, which resulted in net charges of $13 million and $4 million for the third quarter of 2014 and 2013, respectively, related to adjustments to the amortization of DAC, value of business acquired (“VOBA”) and reserves on our products. The net charge in the third quarter of 2014 was driven by unfavorable updates to actuarial and economic assumptions, while the net charge in the third quarter of 2013 was driven by unfavorable updates to actuarial assumptions, partially offset by favorable updates to economic assumptions.

Nine Month Comparison. Adjusted operating income increased $162 million. The increase was driven by higher net investment spread results reflecting higher income on institutional investment products primarily from higher returns on non-coupon investments and reinvestments within certain asset portfolios into higher yielding securities. Also contributing to the increase was higher fee income driven by increases in institutional investment products account values from higher average investment-only stable value account values and the contribution of two significant longevity reinsurance transactions in the third quarter of 2014, as well as higher full service account values primarily from market appreciation. These net increases were partially offset by higher general and administrative expenses, net of capitalization, primarily driven by an unfavorable comparative adjustment to the amortization of VOBA to reflect the impact on estimated gross profits from higher than expected lapses, as well as higher costs to support corporate initiatives. Results also include an unfavorable comparative impact from our annual reviews and updates of assumptions, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $872 million. Premiums increased $860 million primarily driven by two significant longevity reinsurance transactions in the third quarter of 2014 and a net increase in sales of single premium annuities. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $27 million primarily reflecting higher income on institutional investment products driven by higher returns on non-coupon investments, partially offset by lower reinvestment rates. Policy charges and fee income, asset management and service fees and other income decreased $15 million primarily from lower income on derivatives used in portfolio duration management, partially offset by higher fee income on institutional investment products account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $853 million. Excluding the net increase from the annual reviews and updates of assumptions, as discussed above, benefits and expenses increased $844 million. Policyholders’ benefits, including the change in policy reserves, increased $851 million primarily reflecting the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $7 million primarily driven by higher costs to support corporate initiatives and compensation costs. Interest credited to policyholders’ account balances decreased $14 million, driven by maturities of contracts with higher crediting rates, as well as the impact of crediting rate reductions on full service general account stable value account values, partially offset by the impact of net flows.

Nine Month Comparison. Revenues increased $1,015 million. Premiums increased $853 million primarily driven by two significant longevity reinsurance transactions in the third quarter of 2014 and a net increase in sales of single premium annuities. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $132 million primarily reflecting higher income on institutional investment products driven by higher returns on non-coupon investments and reinvestments within certain asset portfolios into higher yielding securities. Policy charges and fee income, asset management and service fees and other income increased $30 million primarily from higher fee income driven by higher average investment-only stable value account values, two significant longevity reinsurance transactions in the third quarter of 2014 and increases in full service account values, as discussed above.

Benefits and expenses increased $853 million. Excluding the net increase from the annual reviews and updates of assumptions, as discussed above, benefits and expenses increased $844 million. Policyholders’ benefits, including the change in policy reserves, increased $856 million primarily reflecting the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $29 million primarily driven by an unfavorable comparative adjustment to the amortization of VOBA, as discussed above and higher costs to support corporate initiatives. Partially offsetting these increases was a $39 million decrease in interest credited to policyholders’ account balances primarily reflecting the impact of crediting rate reductions on full service general account stable value account values.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Full Service:
Beginning total account value	$181,577	$157,738	$173,502	$148,405
Deposits and sales	5,190	5,455	18,305	14,831
Withdrawals and benefits	(4,221)	(4,627)	(16,290)	(12,925)
Change in market value, interest credited and interest income and other activity	(2,011)	6,798	5,018	15,053

Ending total account value	$180,535	$165,364	$180,535	$165,364

Net additions	$969	$828	$2,015	$1,906

Institutional Investment Products:
Beginning total account value	$148,971	$144,101	$149,402	$141,435
Additions	30,962	5,034	34,770	13,239
Withdrawals and benefits	(3,634)	(2,487)	(11,253)	(7,268)
Change in market value, interest credited and interest income(1)	940	412	4,134	113
Other(1)(2)	(1,713)	40	(1,527)	(419)

Ending total account value	$175,526	$147,100	$175,526	$147,100

Net additions	$27,328	$2,547	$23,517	$5,971

(1)	Prior period amounts have been reclassified to conform to current period presentation.

(2)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

The increase in full service account values as of September 30, 2014 compared to September 30, 2013 primarily reflects the impact of equity market appreciation on the market value of customer funds. The increase in net additions for the three months ended September 30, 2014 compared to the prior year period was primarily due to a lower volume of large plan withdrawals, partially offset by lower plan sales. The increase in net additions for the nine months ended September 30, 2014 compared to the prior year period was primarily due to an increase from net plan sales partially offset by an increase in net participant withdrawals.

The increase in institutional investment products account values as of September 30, 2014 compared to September 30, 2013 was primarily driven by $29 billion of additions resulting from two significant longevity reinsurance transactions in the third quarter of 2014. The increase in net additions for both the three and nine months ended September 30, 2014 compared to the prior year periods was primarily due to additions resulting from these two significant longevity reinsurance transactions, partially offset by decreases in sales and increases in withdrawals of investment-only stable value accounts, primarily driven by existing intermediary relationships reaching saturation levels and an increase in the number of competitors in the marketplace.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$721	$649	$2,101	$1,953
Expenses	521	476	1,508	1,439

Adjusted operating income	200	173	593	514
Realized investment gains (losses), net, and related adjustments	(20)	10	(13)	(2)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	11	34	64

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$185	$194	$614	$576

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $27 million. The increase reflects improved results from performance-based incentive fees, net of expenses, primarily related to certain equity and real estate funds. The increase also reflects higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows over the last twelve months.

Nine Month Comparison. Adjusted operating income increased $79 million. The increase primarily reflects higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows over the last twelve months. The increase also reflects higher performance-based incentive fees, net of expenses, primarily related to certain equity and fixed income funds.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$216	$210	$655	$620
Retail customers(1)	186	161	536	460
General account	108	101	315	310

Total asset management fees	510	472	1,506	1,390

Incentive fees	31	8	69	24
Transaction fees	4	5	19	19
Strategic investing	3	15	40	28
Commercial mortgage(2)	24	24	67	89

Other related revenues(3)	62	52	195	160

Service, distribution and other revenues(4)	149	125	400	403

Total revenues	$721	$649	$2,101	$1,953

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(4)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million for both the three months ended September 30, 2014 and 2013, and $58 million and $55 million for the nine months ended September 30, 2014 and 2013, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $72 million. Asset management fees increased $38 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows over the past twelve months. Service, distribution and other revenues increased $24 million reflecting higher fees and net investment income related to certain consolidated funds. Performance-based incentive fees increased $23 million primarily related to certain equity and real estate funds. Partially offsetting these increases was a $12 million decrease in strategic investing revenues, primarily reflecting lower income from fixed income co-investments and seed investments.

Expenses, as shown in the table above under “—Operating Results,” increased $45 million, primarily driven by higher compensation costs.

Nine Month Comparison. Revenues increased $148 million. Asset management fees increased $116 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows over the past twelve months. Performance-based incentive fees increased $45 million primarily related to certain equity and fixed income funds. Strategic investing revenues increased $12 million, primarily reflecting higher income from real estate co-investments and favorable valuation changes for certain real estate funds. Partially offsetting these increases was a $22 million decrease in commercial mortgage revenues, driven by the continued run off of the interim loan portfolio and lower agency production levels.

Expenses increased $69 million, primarily driven by higher compensation costs.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2014	December 31, 2013	September 30, 2013
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$64.0	$63.4	$60.3
Fixed income	263.9	243.8	236.0
Real estate	35.8	34.5	34.0

Institutional customers(1)	363.7	341.7	330.3

Retail customers:
Equity	121.3	117.0	107.6
Fixed income	56.3	51.5	49.3
Real estate	2.4	2.2	2.2

Retail customers(2)	180.0	170.7	159.1

General account:
Equity	7.8	8.9	8.3
Fixed income	364.4	347.2	349.2
Real estate	1.6	1.4	1.2

General account	373.8	357.5	358.7

Total assets under management	$917.5	$869.9	$848.1

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30, 2014
	2014	2013	2014	2013
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$367.0	$319.1	$341.7	$313.7	$330.3
Net additions (withdrawals), excluding money market activity:
Third party	(1.4)	4.1	3.2	14.1	8.5
Affiliated	(0.7)	(0.1)	(0.6)	(0.1)	(0.9)

Total	(2.1)	4.0	2.6	14.0	7.6
Market appreciation	(0.9)	7.0	19.9	3.2	27.0
Other increases (decreases)(1)	(0.3)	0.2	(0.5)	(0.6)	(1.2)

Ending Assets Under Management	$363.7	$330.3	$363.7	$330.3	$363.7

Retail Customers:
Beginning Assets Under Management	$180.1	$152.4	$170.7	$138.7	$159.1
Net additions (withdrawals), excluding money market activity:
Third party	1.2	(1.4)	2.1	2.9	3.6
Affiliated	0.0	(2.2)	(1.5)	1.2	(1.1)

Total	1.2	(3.6)	0.6	4.1	2.5
Market appreciation	(1.1)	10.0	8.7	16.7	18.7
Other increases (decreases)(1)	(0.2)	0.3	0.0	(0.4)	(0.3)

Ending Assets Under Management	$180.0	$159.1	$180.0	$159.1	$180.0

General Account:
Beginning Assets Under Management	$374.4	$354.5	$357.5	$374.6	$358.7
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated(2)	0.9	0.7	2.6	6.3	3.7

Total	0.9	0.7	2.6	6.3	3.7
Market appreciation	1.6	1.9	16.7	(3.8)	17.7
Other increases (decreases)(1)	(3.1)	1.6	(3.0)	(18.4)	(6.3)

Ending Assets Under Management	$373.8	$358.7	$373.8	$358.7	$373.8

(1)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $3.9 billion and gains of $1.4 billion for the three months ended September 30, 2014 and 2013, respectively, losses of $2.2 billion and $16.6 billion for the nine months ended September 30, 2014 and 2013, respectively, and losses of $6.6 billion for the twelve months ended September 30, 2014.
(2)	General account affiliated net additions (withdrawals) includes net additions of $7.9 billion for the nine months ended September 30, 2013 from the acquisition of the Hartford Life Business on January 2, 2013.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2014	2013
	(in millions)
Co-Investments:
Real estate	$310	$377
Fixed income	104	88
Seed Investments:
Real estate	37	31
Public equity	277	160
Fixed income	206	172

Total	$934	$828

The $106 million increase in strategic investments was primarily driven by seed investments in newly-launched public equity funds.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,281	$1,041	$3,895	$3,408
Benefits and expenses	1,184	893	3,515	2,982

Adjusted operating income	97	148	380	426
Realized investment gains (losses), net, and related adjustments	129	(122)	677	(566)
Related charges	(2)	68	(140)	217

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$224	$94	$917	$77

On January 2, 2013, we acquired The Hartford’s individual life insurance business (the “Hartford Life Business”) through a reinsurance transaction. We expect total pre-tax integration costs of approximately $120 million, inclusive of capitalized expenses, to be incurred, including approximately $35 million during 2014, of which $24 million was incurred during the first nine months of 2014. Integration costs incurred to date total $84 million, inclusive of capitalized expenses of $6 million. After integration is complete, we expect annual cost savings of approximately $90 million and, as of September 30, 2014, we have achieved approximately 75% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $51 million, primarily reflecting an unfavorable comparative impact from our annual reviews and updates of assumptions and other refinements. Results for the third quarter of 2014 included a $63 million net charge from these impacts, driven by unfavorable updates to economic assumptions, while results for the third quarter of 2013 included a $27 million net benefit, driven by favorable updates to actuarial assumptions. In addition, the current quarter included $8 million of costs associated with the integration of The Hartford Life business, while the prior year period included $24 million of such costs. Excluding these impacts, adjusted operating income increased $23 million due to a higher net contribution from investment results driven by higher invested assets to support business growth and required capital and higher income from non-coupon investments, as well as more favorable mortality experience, net of reinsurance.

Nine Month Comparison. Adjusted operating income decreased $46 million, primarily reflecting an unfavorable comparative impact from our annual reviews and updates of assumptions and other refinements, as discussed above. In addition, the current period included $24 million of costs associated with the integration of The Hartford Life business, while the prior period included $43 million of such costs. Excluding these impacts, adjusted operating income increased $25 million. This increase was primarily driven by a higher net contribution from investment results, due to higher invested assets to support business growth and required capital and higher income from non-coupon investments, as well as the impact of cost savings associated with The Hartford Life business integration, and more favorable mortality experience, net of reinsurance. These increases were partially offset by unfavorable reserve updates for guaranteed minimum death benefits.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $240 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $157 million. Policy charges and fees and asset management and service fees and other income increased $83 million driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions, and increased affiliated reserve financing, which is offset by higher interest expense, as discussed below. Net investment income increased $62 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below, as well as higher income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $291 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as well as integration costs, as discussed above, benefits and expenses increased $134 million. Policyholders’ benefits, including interest credited to account balances, increased $12 million, primarily reflecting universal life business growth, partially offset by more favorable mortality experience, net of reinsurance. Interest expense increased $38 million related to financing transactions with offsets in revenue, as discussed above. The amortization of DAC increased $39 million including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Nine Month Comparison. Revenues increased $487 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $404 million. Policy charges and fees and asset management and service fees and other income increased $184 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions, and increased affiliated reserve financing, which is offset by higher interest expense, as discussed below. Net investment income increased $172 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below, as well as higher income from non-coupon investments.

Benefits and expenses increased $533 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as well as integration costs, as discussed above, benefits and expenses increased $379 million. Policyholders’ benefits, including interest credited to account balances, increased $166 million, primarily reflecting universal life business growth, and unfavorable reserve updates for guaranteed minimum death benefits, partially offset by more favorable mortality experience, net of reinsurance. Interest expense increased $98 million related to financing transactions with offsets in revenue, as discussed above. The amortization of DAC increased $63 million including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$5	$5	$10	$4	$5	$9
Universal Life(1)	10	33	43	9	98	107
Term Life	9	35	44	9	40	49

Total	$24	$73	$97	$22	$143	$165

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$14	$16	$30	$11	$14	$25
Universal Life(1)	30	130	160	30	358	388
Term Life	27	105	132	31	121	152

Total	$71	$251	$322	$72	$493	$565

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 10% and 34% of Universal Life annualized new business premiums for the three months ended September 30, 2014 and 2013, respectively, and approximately 11% and 37% of Universal Life annualized new business premiums for the nine months ended September 30, 2014 and 2013, respectively.

Annualized new business premiums for both the third quarter and the first nine months of 2014 decreased relative to the comparable prior year periods. The decreases in both periods are primarily driven by pricing and other actions taken in 2013 to limit concentration of sales of universal life insurance products with secondary, or “no lapse”, guarantees.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues	$1,349	$1,342	$4,053	$4,143
Benefits and expenses	1,422	1,274	4,074	4,044

Adjusted operating income	(73)	68	(21)	99
Realized investment gains (losses), net, and related adjustments	16	(4)	41	(8)
Related charges	0	(3)	(3)	(4)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(57)	$61	$17	$87

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $141 million, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions and other refinements. Results for the third quarter of 2014 include a $107 million net charge from these updates, which includes a $48 million net charge for certain group disability reserves related to prior periods. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Results for the third quarter of 2013 include a $45 million net benefit, reflecting favorable updates to actuarial assumptions and other refinements used in calculating both group life and group disability reserves. Excluding the effect of these items, adjusted operating income increased $11 million primarily driven by more favorable underwriting results in our group disability business and a higher contribution from net investment spread results. The favorable underwriting results for the group disability business reflect higher claim resolutions and fewer new claims for long-term contracts. Partially offsetting these increases were less favorable underwriting results from our group life business, reflecting higher claim severity for non-experience-rated contracts, as well as higher operating expenses.

Nine Month Comparison. Adjusted operating income decreased $120 million, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding the effect of these items, adjusted operating income increased $32 million primarily driven by more favorable underwriting results in both our group disability and group life businesses and a higher contribution from net investment spread results, partially offset by higher operating expenses. The favorable underwriting results for the group disability business reflect higher claim resolutions and fewer new claims, partially offset by higher claim severity for long-term contracts. The favorable underwriting results for the group life business include more favorable results for experience-rated contracts.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $7 million. Excluding an increase of $51 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $44 million. The decrease reflects $54 million of lower premiums and policy charges and fee income in our group life and group disability businesses driven by lapses resulting from enhanced pricing discipline on contract renewals. Partially offsetting the decrease is an $11 million increase in net investment income driven by a higher contribution from net investment spread results due to higher non-coupon investment income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $148 million. Excluding an increase of $203 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses decreased $55 million. The decrease reflects a $68 million decline in policyholders’ benefits, including the change in reserves, for our group disability and group life businesses. The decrease for both businesses includes reduced claim incidence, reflecting lapses. In addition, our disability business reflects higher claim resolutions for long-term contracts, while our group life business reflects higher claim severity for non-experience-rated contracts. Partially offsetting these decreases was an increase of $7 million in general and administrative expenses, including higher compensation costs, costs associated with our claims management process, and other costs to support business initiatives.

Nine Month Comparison. Revenues decreased $90 million. Excluding an increase of $51 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $141 million. The decrease reflects $165 million of lower premiums and policy charges and fee income in our group life and group disability businesses driven by lapses resulting from enhanced pricing discipline on contract renewals. Partially offsetting the decrease is a $22 million increase in net investment income driven by a higher contribution from net investment spread results due to higher non-coupon investment income.

Benefits and expenses increased $30 million. Excluding an increase of $203 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses decreased $173 million primarily reflecting a $214 million decrease in policyholders’ benefits, including the change in reserves, for our group life and group disability businesses. The decrease for both businesses includes reduced claim incidence, reflecting lapses. The decline in our group life business also reflects a lower level of claims for experience-rated contracts. The decline in our disability business also reflects higher claim resolutions, partially offset by higher claim severity for long-term contracts. Partially offsetting these decreases was an increase of $28 million in general and administrative expenses, including higher compensation costs, costs associated with our claims management process, and other costs to support business initiatives.

Benefits and Expense Ratios

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Benefits ratio(1):
Group life	89.9%	84.8%	89.6%	89.3%
Group disability	133.8%	91.9%	106.7%	93.2%
Administrative operating expense ratio(2):
Group life	11.5%	11.1%	10.8%	9.9%
Group disability	31.4%	25.9%	29.9%	26.1%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.
(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Three Month Comparison. The group life benefits ratio deteriorated 5.1 percentage points primarily driven by the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding these impacts, the group life benefits ratio deteriorated 0.7 percentage points, reflecting a decline in premiums and higher claim severity, partially offset by reduced claim incidence for non-experience-rated contracts and more favorable results for experience-rated contracts. The group disability benefits ratio deteriorated 41.9 percentage points primarily driven by the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding these impacts, the group disability benefits ratio improved 11.4 percentage points, reflecting higher claim resolutions and fewer new claims for long-term contracts, partially offset by a decline in premiums due to lapses. The group life administrative operating expense ratio deteriorated 0.4 percentage points reflecting a decline in premiums and an increase in operating expenses, as discussed above. The group disability administrative operating expense ratio deteriorated 5.5 percentage points reflecting a decline in premiums and an increase in operating expense including costs associated with our claims management process.

Nine Month Comparison. The group life benefits ratio deteriorated 0.3 percentage points primarily driven by the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding these impacts, the group life benefits ratio improved 1.1 percentage points, reflecting more favorable results for experience-rated contracts. The group disability benefits ratio deteriorated 13.5 percentage points primarily driven by the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding these impacts, the group disability benefits ratio improved 5.1 percentage points, reflecting higher claim resolutions and fewer new claims for long-term contracts, partially offset by a decline in premiums due to lapses. The group life administrative operating expense ratio deteriorated 0.9 percentage points reflecting a decline in premiums and an increase in operating expenses, as discussed above. The group disability administrative operating expense ratio deteriorated 3.8 percentage points reflecting a decline in premiums and an increase in operating expense including costs associated with our claims management process.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Annualized new business premiums(1):
Group life	$14	$33	$161	$196
Group disability	13	13	58	65

Total	$27	$46	$219	$261

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Service members’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Annualized new business premiums decreased $19 million for the third quarter of 2014 compared to 2013 primarily driven by a large case sale in the third quarter of 2013. Annualized new business premiums decreased $42 million for the first nine months of 2014 compared to 2013 reflecting our pricing discipline for both group life and group disability products.

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

	September 30, 2014	December 31, 2013
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.2	$2.7

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.2	8.1
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.2
Other	0.1	0.1

Subtotal	12.4	8.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.9
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.0	10.1

Total hedges	$16.2	$12.8

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $28.8 billion and $27.6 billion as of September 30, 2014 and December 31, 2013, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of September 30, 2014, we have hedged 100% of expected yen-based earnings for 2014 and 100%, 80% and 23% of expected yen-based earnings for 2015, 2016 and 2017, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2014 and 2013 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 82 and 80 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1150 and 1160 Korean won per U.S. dollar, respectively. Our 2015 results will reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 91 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1120 Korean won per U.S. dollar.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$63	$70	$206	$178
Corporate and Other operations:
Impact of intercompany arrangement(1)	(63)	(70)	(206)	(178)
Settlement gains/(losses) on forward currency contracts	64	72	207	175

Net benefit/(detriment) to Corporate and Other operations	1	2	1	(3)

Net impact on consolidated revenues and adjusted operating income	$64	$72	$207	$175

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of September 30, 2014 and December 31, 2013, the notional amounts of these forward currency contracts were $2.8 billion and $3.5 billion, respectively, of which $2.2 billion and $2.7 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements differs, resulting in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” Included in “Realized investment gains (losses), net, and related adjustments” were net losses of $586 million and net gains of $1,180 million for the three months ended September 30, 2014 and 2013, respectively, and net losses of $593 million and net losses of $2,758 million for the nine months ended September 30, 2014 and 2013, respectively.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings through August 31, 2014, and Gibraltar Life’s current period assets and liabilities represent balances as of August 31, 2014.

The following table presents these non-yen denominated insurance liabilities and related non-yen denominated assets subject to remeasurement through earnings within our international insurance operations as of September 30, 2014, as well as the impact to pre-tax U.S. GAAP earnings assuming a hypothetical 5% depreciation/appreciation in value of the yen relative to the applicable currency, based on balances as of September 30, 2014.

	Balances subject to remeasurement, as of September 30, 2014			Hypothetical increase (decrease) in pre-tax GAAP earnings(2)
	Assets(1)	Liabilities	Net Liabilities(1)	5% depreciation	5% appreciation
	(in billions)
U.S. dollar-denominated products(3)	$3.4	$20.9	$17.5	$(0.9)	$0.9
Australian dollar-denominated products	0.7	9.9	9.2	(0.5)	0.5
Euro-denominated products	0.1	0.3	0.2	(0.0)	0.0

Total	$4.2	$31.1	$26.9	$(1.4)	$1.4

(1)	Includes investments designated as held-to-maturity that are remeasured for foreign currency exchange rate movements with the change in value recorded in U.S. GAAP earnings; excludes $28.8 billion of available-for-sale investments supporting these non-yen denominated insurance liabilities for which the impact from foreign currency exchange rate movements is recorded in AOCI.
(2)	The U.S. GAAP earnings impacts would largely be offset by a corresponding increase (decrease) in AOCI.
(3)	Excludes $7.9 billion of insurance liabilities for U.S. dollar-denominated products associated with Prudential of Japan. These liabilities are coinsured to an affiliated U.S. domiciled insurance entity and supported by U.S. dollar-denominated assets and, as a result, are not subject to the remeasurement mismatch described above.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,284	$2,173	$7,024	$6,774
Gibraltar Life and Other operations	2,718	3,086	8,305	10,775

	5,002	5,259	15,329	17,549

Benefits and expenses:
Life Planner operations	1,870	1,749	5,809	5,560
Gibraltar Life and Other operations	2,287	2,732	6,954	9,484

	4,157	4,481	12,763	15,044

Adjusted operating income:
Life Planner operations	414	424	1,215	1,214
Gibraltar Life and Other operations	431	354	1,351	1,291

	845	778	2,566	2,505

Realized investment gains (losses), net, and related adjustments(1)	(452)	1,505	119	(2,799)
Related charges	(12)	(18)	(32)	(127)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	78	52	59	342
Change in experience-rated contractholder liabilities due to asset value changes	(78)	(52)	(59)	(342)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	1	3	(64)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$382	$2,266	$2,656	$(485)

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $10 million including a net unfavorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods benefited from the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $17 million net benefit in the third quarter of 2014 compared to a $19 million net benefit in the third quarter of 2013, primarily driven by favorable updates to actuarial assumptions in both periods.

Excluding the effect of these items, adjusted operating income of our Life Planner operations decreased $4 million as favorable mortality experience and the growth of business in force driven by sales results and continued strong persistency were offset by higher expenses.

Adjusted operating income from our Gibraltar Life and Other operations increased $77 million including a net unfavorable impact of $10 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods include the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $15 million net charge in the third quarter of 2014, including unfavorable updates to economic assumptions and other refinements, compared to a $108 million net charge in the third quarter of 2013, primarily driven by unfavorable updates to actuarial assumptions. In addition, results for the third quarter of 2013 included $8 million of integration costs related to the acquisition of the Star and Edison Businesses.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $14 million primarily reflecting less favorable mortality experience and higher expenses.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $1 million including a net unfavorable impact of $13 million from currency fluctuations. Results for the first nine months of 2014 also include a $16 million net unfavorable impact primarily from reserve refinements in our Korean operation.

Excluding the effect of these items, as well as the impact from our annual reviews and updates of assumptions and other refinements as discussed above, adjusted operating income increased $32 million primarily reflecting growth of business in force driven by sales results and continued strong persistency as well as more favorable mortality experience. Partially offsetting these increases were higher expenses in the current period and the impact of an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan.

Adjusted operating income from our Gibraltar Life and Other operations increased $60 million including a net unfavorable impact of $30 million from currency fluctuations. Results for the first nine months of 2013 also included a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013, as well as $17 million of integration costs related to the acquisition of the Star and Edison Businesses.

Excluding the effect of these items, as well as the impact from our annual reviews and updates of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $46 million primarily reflecting a gain on sales of fixed assets, the absence of certain policyholder dividend refinements that were made in the first quarter of 2013, higher net investment spreads and lower expenses. Partially offsetting these variances was a lesser impact from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars as well as less favorable mortality experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $111 million including a net unfavorable impact of $50 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $161 million. This increase was primarily driven by higher premiums and policy charges and fee income of $136 million related to growth of business in force. Net investment income increased $32 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” increased $121 million including a net favorable impact of $46 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $167 million. Policyholder benefits, including changes in reserves, increased $163 million primarily driven by business growth and the impact from our annual updates and reviews of assumptions and other refinements, as discussed above, partially offset by the impact of favorable mortality experience. General and administrative expenses, net of capitalization, increased $18 million primarily due to higher technology expenditures and distribution costs. Partially offsetting these increases was a $12 million decrease in amortization of DAC driven by a favorable comparative impact from our annual reviews and updates of assumptions and other refinements, as discussed above.

Revenues from our Gibraltar Life and Other operations decreased $368 million including a net favorable impact of $45 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $413 million, driven by a $416 million decline in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflects the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products.

Benefits and expenses of our Gibraltar Life and Other operations decreased $445 million including a net unfavorable impact of $55 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $500 million. Policyholder benefits, including changes in reserves, decreased $497 million driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products.

Nine Month Comparison. Revenues from our Life Planner operations increased $250 million including a net unfavorable impact of $253 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $503 million. This increase was primarily driven by higher premiums and policy charges and fee income of $361 million related to growth of business in force. Net investment income increased $117 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $249 million including a net favorable impact of $240 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $489 million. Policyholder benefits, including changes in reserves, increased $446 million primarily driven by business growth, the impact of our annual reviews and updates of assumptions and other refinements, an increase to reserves for guaranteed minimum death benefits driven by equity market movements in Japan and reserve refinements in our Korean operation, as discussed above, partially offset by favorable mortality experience. General and administrative expenses, net of capitalization, increased $46 million primarily due to higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $2,470 million including a net unfavorable impact of $2 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life decreased $2,468 million, driven by a $2,442 million decrease in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflects the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products, pricing actions taken on certain retirement and protection products in 2013 and lower premiums from the Life Consultant distribution channel. The decrease in revenues also includes the impact of $66 million from the sale of our investment in China Pacific Group during the first quarter of 2013, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $2,530 million including a net unfavorable impact of $28 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $2,558 million. Policyholder benefits, including changes in reserves, decreased $2,454 million driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and pricing actions taken on certain retirement and protection products in 2013.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$274	$237	$877	$837
Gibraltar Life	409	407	1,207	1,364

Total	$683	$644	$2,084	$2,201

On a constant exchange rate basis:
Life Planner operations	$298	$258	$957	$900
Gibraltar Life	445	450	1,327	1,476

Total	$743	$708	$2,284	$2,376

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

	Three Months Ended September 30, 2014					Three Months Ended September 30, 2013
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$179	$29	$76	$14	$298	$137	$22	$88	$11	$258
Gibraltar Life:
Life Consultants	103	19	31	43	196	104	25	29	37	195
Banks(2)	118	0	3	56	177	171	1	2	26	200
Independent Agency	30	7	15	20	72	21	8	18	8	55

Subtotal	251	26	49	119	445	296	34	49	71	450

Total	$430	$55	$125	$133	$743	$433	$56	$137	$82	$708

(1)	Includes retirement income, endowment and variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 8% and 59%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2014, and 33% and 50%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2013. Single pay and short-term limited pay products generally have less death benefit protection per premium paid than longer-term recurring premium products.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $40 million. The increase reflects higher sales in our Japanese operations of term and U.S. dollar-denominated whole life products, partially offset by a net decline in retirement income products, as well as higher sales of whole life products and annuity products in our Korean operation and of whole life products in our Brazilian operation.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $5 million. Bank channel sales declined $23 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. and Australian dollar-denominated annuity products and U.S. dollar-denominated whole life products. Independent Agency sales increased $17 million primarily driven by higher sales of Australian dollar-denominated annuity products and life protection products.

	Nine Months Ended September 30, 2014					Nine Months Ended September 30, 2013
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$539	$88	$286	$44	$957	$439	$80	$348	$33	$900
Gibraltar Life:
Life Consultants	320	60	93	137	610	376	79	105	103	663
Banks(2)	338	1	7	152	498	557	2	6	70	635
Independent Agency	90	26	47	56	219	75	30	51	22	178

Subtotal	748	87	147	345	1,327	1,008	111	162	195	1,476

Total	$1,287	$175	$433	$389	$2,284	$1,447	$191	$510	$228	$2,376

(1)	Includes retirement income, endowment and variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 53%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2014, and 44% and 42%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2013. Single pay and short-term limited pay products generally have less death benefit protection per premium paid than longer-term recurring premium products.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $57 million. Results reflect higher sales of whole life products and annuity products in our Korean operation and of whole life products and accident and health products in our Brazilian operation. These increases were partially offset by a net decline in sales in our Japanese operations where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term life products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $149 million. Bank channel sales declined $137 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. and Australian dollar-denominated annuity products and U.S. dollar-denominated whole life products. Life Consultant sales declined $53 million primarily due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products, partially offset by higher sales of Australian dollar-denominated annuity products. Independent Agency sales increased $41 million primarily driven by higher sales of Australian dollar-denominated annuity products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses except those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating results:
Capital debt interest expense	$(156)	$(156)	$(454)	$(495)
Operating debt interest expense, net of investment income	(40)	(37)	(104)	(116)
Pension and employee benefits	39	70	125	203
Other corporate activities(1)	(182)	(189)	(589)	(565)

Adjusted operating income	(339)	(312)	(1,022)	(973)

Realized investment gains (losses), net, and related adjustments	(290)	243	(2,271)	1,612
Related charges	1	(22)	0	(46)
Divested businesses	(7)	43	113	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	(1)	0	1

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(633)	$(49)	$(3,180)	$582

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $27 million primarily driven by a decline in results from pension and employee benefits. Income from our qualified pension plan decreased $20 million driven by lower expected returns from a decline in value of fixed income plan assets and higher interest costs on the plan obligation from a higher discount rate.

Capital debt interest expense remained unchanged as average borrowing rates and average balances of capital debt were essentially unchanged. Net charges from other corporate activities remained unchanged as an unfavorable comparative impact for the change in our estimate of payments arising from use of the Social Security Master Death file matching criteria to identify both deceased policy and contract holders, an unfavorable impact from our annual reviews and updates of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders, and increased costs for enhanced regulatory supervision were offset by reduced retained corporate expenses.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $49 million. Results from pension and employee benefits decreased $78 million. Income from our qualified pension plan decreased $59 million driven by lower expected returns from a decline in value of fixed income plan assets and higher interest costs on the plan obligation from a higher discount rate. Additionally, an unfavorable comparative impact of retained benefit expenses, including the impact of plan amendments in the first nine months of 2013 contributed to the decline in pension and employee benefits results. These declines were partially offset by lower post-retirement plan expense driven by higher expected returns from an increase in value of equity plan assets.

Higher net charges of $24 million from other corporate activities were primarily driven by an unfavorable comparative impact for the change in our estimate of payments arising from use of the Social Security Master Death file matching criteria to identify both deceased policy and contract holders, increased costs for enhanced regulatory supervision and an unfavorable impact from our annual reviews and updates of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders, partially offset by reduced retained corporate expenses and the absence of the accelerated recognition of deferred bond issuance costs related to capital and operating debt redeemed in the first nine months of 2013. Partially offsetting these impacts was a $41 million decrease in capital debt interest expense resulting primarily from the replacement of higher coupon debt with new issuances at lower rates during 2013. Operating debt interest expense, net of investment income, also decreased $12 million driven by higher income on higher levels of invested assets.

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

The hedging costs included in adjusted operating income related to these programs were $9 million and $30 million for the three and nine months ended September 30, 2014, respectively, and $10 million and $35 million for the three and nine months ended September 30, 2013, respectively. “Realized investment gains (losses), net and related adjustments” includes net losses of $404 million and $2,159 million for the three and nine months ended September 30, 2014, respectively, and net gains of $339 million and $1,500 million for the three and nine months ended September 30, 2013, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk. The net losses in 2014 and net gains in 2013 were driven by significant declines and increases, respectively, in interest rates during the respective periods. The capital consequences associated with this decision have been factored into our Capital Protection Framework.

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

As of September 30, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,427 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,402 million at September 30, 2014, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the U.S. GAAP results for the Closed Block Business for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(in millions)
U.S. GAAP results:
Revenues	$1,764	$1,595	$5,165	$4,578
Benefits and expenses	1,664	1,510	4,996	4,470

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$100	$85	$169	$108

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $15 million, primarily driven by an increase in net realized investment gains and an increase in net investment income, partially offset by unfavorable valuation changes in trading account assets and an unfavorable impact from net insurance activity. Net realized investment gains increased $191 million reflecting favorable changes in the value of derivatives and a commercial mortgage loan reserve release. Net investment income increased $15 million reflecting higher income from non-coupon investments, partially offset by the impact of lower reinvestment rates. The value of trading account assets declined $27 million primarily due to foreign currency translation losses on fixed maturities. Net insurance activity results declined $13 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 dividend scale. As a result of the above and other variances, a $240 million policyholder dividend obligation expense was recorded in the third quarter of 2014, compared to $94 million in the third quarter of 2013. As noted above, as of September 30, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,427 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $61 million, primarily driven by an increase in net realized investment gains, partially offset by an unfavorable impact from net insurance activity and lower net investment income. Net realized investment gains increased $621 million reflecting favorable changes in the value of derivatives and higher trading gains on fixed maturities and equity securities. Net insurance activity results declined $68 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 dividend scale. Net investment income declined $8 million primarily reflecting the impact of lower reinvestment rates, partially offset by higher income from non-coupon investments. As a result of the above and other variances, a $540 million policyholder dividend obligation expense was recorded in the first nine months of 2014, compared to $70 million in the first nine months of 2013.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $169 million, primarily driven by a $191 million increase in net realized investment gains and a $15 million increase in net investment income, partially offset by a $27 million decline in the value of trading account assets, as discussed above. In addition, premiums declined $9 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $154 million, primarily driven by a $168 million increase in dividends to policyholders, partially offset by an $18 million decrease in policyholders’ benefits, including changes in reserves. The increase in dividends to policyholders includes a $146 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $22 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 dividend scale, partially offset by a decline in policies in force. The decrease in policyholders’ benefits, including changes in reserves, was driven by the runoff of policies in force.

Nine Month Comparison. Revenues increased $587 million, primarily driven by a $621 million increase in net realized investment gains, partially offset by a $17 million decline in premiums and an $8 million decline in net investment income, as discussed above.

Benefits and expenses increased $526 million, primarily driven by a $522 million increase in dividends to policyholders including a $470 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $52 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 dividend scale, partially offset by the runoff of policies in force.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax benefit of $234 million in the third quarter of 2014 compared to an expense of $497 million in the third quarter of 2013. The decrease in income tax expense is driven primarily by the decrease in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures in the current quarter compared to the year ago quarter. In addition, the tax rate for the third quarter of 2014 is based on the anticipated full year effective tax rate with certain adjustments for discrete items, while the tax rate for the third quarter of 2013 was based on the third quarter 2013 income, adjusted for discrete items and the quarter’s change in expected full year permanent differences.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $643 million in the first nine months of 2014 compared to a benefit of $605 million in the first nine months of 2013. The first nine months of 2014 and 2013 include $53 million and $108 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar. The U.S. tax expense for the first nine months of 2013 is reflective of a change in repatriation assumption for Gibraltar Life and Prudential Gibraltar. During the first nine months of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The local utilization of the deferred tax asset coupled with the repatriation assumption related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, whereas only one incidence of tax expense will actually be paid.

Excluding the impact of the “double tax,” the expense associated with income taxes increased $1,303 million, driven primarily by pre-tax income in the first nine months of 2014 compared with a pre-tax loss in the first nine months of 2013. In addition, the tax rate for the first nine months of 2014 is based on the anticipated full year effective tax rate with certain adjustments for discrete items, while the tax rate for first nine months of 2013 was limited to the tax benefit based on the first nine months of 2013 loss, adjusted for discrete items and expected full year permanent differences.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. Income from discontinued operations, net of taxes, was $0 million and $8 million for the three months ended September 30, 2014 and 2013, respectively, and $8 million and $11 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Long-Term Care	$(9)	$10	$114	$(49)
Wealth Management Solutions	2	9	2	(1)
Real Estate and Relocation Services	0	25	1	53
Individual Health Insurance	0	(2)	(5)	(12)
Financial Advisory	0	(1)	(2)	(3)
Other	0	2	3	0

Total divested businesses income (loss) excluded from adjusted operating income	$(7)	$43	$113	$(12)

Long-Term Care. Results for the third quarter of 2014 decreased compared to the prior year period primarily reflecting an unfavorable comparative impact from annual reviews and updates of assumptions, partially offset by realized losses in 2013 from derivatives used in duration management, driven by the impact of rising interest rates. Results for the first nine months of 2014 increased compared to the prior year period primarily reflecting realized gains in 2014 from derivatives used in duration management, driven by the impact of declining interest rates, and sales of equity securities compared to realized losses in 2013 from derivatives used in duration management, driven by the impact of rising interest rates. An unfavorable comparative impact from annual reviews and updates of assumptions partially offset the improved results.

Real Estate and Relocation Services. Results for the first nine months of 2013 included gains associated with the sales of loans previously made to real estate brokerage franchises and income from equity method investments in real estate brokerage franchises, the majority of which investments were sold in the second half of 2013.

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

The following tables set forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(209)	$51	$136	$(615)
Derivatives	42	(24)	(40)	41
Commercial mortgages and other loans	14	(1)	10	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	171	(21)	(80)	597

Net gains (losses)	$18	$5	$26	$24

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$78	$52	$59	$342
Change in experience-rated contractholder liabilities due to asset value changes	(78)	(52)	(59)	(342)

Net gains (losses)	$0	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(131)	$103	$195	$(273)
Derivatives	42	(24)	(40)	41
Commercial mortgages and other loans	14	(1)	10	1
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	93	(73)	(139)	255

Net gains (losses)	$18	$5	$26	$24

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $4 million and $20 million as of September 30, 2014 and 2013, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $21 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and decreases of $4 million and $47 million for the nine months ended September 30, 2014 and 2013, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of September 30, 2014				As of December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$256,119	$5,487	$44,948	$1,189	$243,654	$4,079	$43,212	$866
Trading account assets:
Fixed maturities	26,047	622	156	0	23,469	511	185	9
Equity securities	2,183	604	161	117	2,219	722	157	120
All other(2)	1,281	7	0	0	1,250	6	0	0

Subtotal	29,511	1,233	317	117	26,938	1,239	342	129
Equity securities, available-for-sale	6,377	297	3,501	1	6,026	298	3,884	6
Commercial mortgage and other loans	304	0	0	0	158	0	0	0
Other long-term investments	1,421	1,241	278	276	1,595	1,396	(66)	0
Short-term investments	4,463	0	546	0	5,520	0	1,665	0
Cash equivalents	9,192	0	1,753	0	6,362	0	620	0
Other assets	127	2	0	0	131	4	85	0

Subtotal excluding separate account assets	307,514	8,260	51,343	1,583	290,384	7,016	49,742	1,001
Separate account assets	292,616	23,811	0	0	285,060	22,603	0	0

Total assets	$600,130	$32,071	$51,343	$1,583	$575,444	$29,619	$49,742	$1,001

Future policy benefits	$5,320	$5,320	$0	$0	$441	$441	$0	$0
Other liabilities(2)	249	6	2	0	2,201	5	6	0
Notes of consolidated VIEs	5,367	5,367	0	0	3,254	3,254	0	0

Total liabilities	$10,936	$10,693	$2	$0	$5,896	$3,700	$6	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.3% and 5.1% as of September 30, 2014 and December 31, 2013, respectively, for the Financial Services Businesses, and 3.1% and 2.0% as of September 30, 2014 and December 31, 2013, respectively, for the Closed Block Business.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $6.0 billion and $4.3 billion as of September 30, 2014 and December 31, 2013, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.3 billion and $1.2 billion as of September 30, 2014 and December 31, 2013, respectively, of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.5 billion as of both September 30, 2014 and December 31, 2013. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $1.0 billion and $0.9 billion as of September 30, 2014 and December 31, 2013, respectively.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other long-term investments.” Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $5.3 billion and $0.4 billion as of September 30, 2014 and December 31, 2013, respectively. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(325)	$(2,319)	$(13)	$(4,141)
Closed Block Business	400	209	905	284

Consolidated realized investment gains (losses), net	$75	$(2,110)	$892	$(3,857)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$71	$300	$450	$595
Equity securities	8	18	72	82
Commercial mortgage and other loans	63	25	79	61
Derivative instruments	(463)	(2,685)	(618)	(4,907)
Other	(4)	23	4	28

Total	$(325)	$(2,319)	$(13)	$(4,141)

Related adjustments	(836)	1,000	(1,301)	(3,181)

Realized investment gains (losses), net, and related adjustments	(1,161)	(1,319)	(1,314)	(7,322)

Related charges	29	763	(99)	1,533

Realized investment gains (losses), net, and related charges and adjustments	$(1,132)	$(556)	$(1,413)	$(5,789)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$92	$69	$338	$118
Equity securities	177	181	366	287
Commercial mortgage and other loans	28	5	28	7
Derivative instruments	107	(45)	177	(123)
Other	(4)	(1)	(4)	(5)

Total	$400	$209	$905	$284

2014 to 2013 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $325 million in the third quarter of 2014, compared to net realized investment losses of $2,319 million in the third quarter of 2013.

Net realized gains on fixed maturity securities were $71 million in the third quarter of 2014, compared to net realized gains of $300 million in the third quarter of 2013, as set forth in the following table.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$157	$449
Private bond prepayment premiums	36	28

Total gross realized investment gains	193	477

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(4)	(28)
Gross losses on sales and maturities(1)	(104)	(147)
Credit related losses on sales	(14)	(2)

Total gross realized investment losses	(122)	(177)

Realized investment gains (losses), net—Fixed Maturity Securities	$71	$300

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$53	$302

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the third quarter of 2014 of $53 million were primarily due to maturities of U.S. dollar-denominated securities within our International Insurance segment. Net gains on sales and maturities of fixed maturity securities in the third quarter of 2013 of $302 million were primarily due to sales within our International Insurance segment which were initiated for purposes of duration management. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the third quarter of 2014 and 2013.

Net realized gains on equity securities were $8 million and $18 million in the third quarter of 2014 and 2013, respectively, and included net gains on sales of equity securities of $17 million and $19 million, respectively. Both periods’ gains were offset by other-than-temporary impairments of $9 million and $1 million, respectively. See below for additional information regarding other-than-temporary impairments of equity securities in the third quarter of 2014 and of 2013.

Net realized gains on commercial mortgage and other loans in the third quarter were $63 million, primarily driven by a net decrease in the loan loss reserve of $52 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans in the third quarter of 2013 were $25 million, primarily related to a net decrease in the loan loss reserve of $32 million. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $463 million in the third quarter of 2014, compared to net realized losses of $2,685 million in the third quarter of 2013. The net derivative losses in the third quarter of 2014 primarily reflect $1,006 million of losses on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Offsetting these losses are net gains of $363 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, $142 million of gains on interest rate derivatives used to manage duration as longer-term interest rates decreased and $39 million of gains representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net derivative losses in 2013 primarily reflect net losses of $2,507 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $155 million on interest rate derivatives used to manage duration as interest rates increased.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2014 include net negative related adjustments of $836 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI, and by settlements on interest rate and currency derivatives. Results for the third quarter of 2013 include net positive related adjustments of $1,000 million primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above.

Charges that relate to “Realized investment gains (losses), net and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results include net related benefits of $29 million and $763 million for the third quarter of 2014 and of 2013, respectively. The benefits in both periods were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the third quarter of 2014, we recorded other-than-temporary impairments of $23 million in earnings, compared to $33 million in the third quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$3	$20
Private fixed maturity securities	1	8

Total fixed maturity securities	4	28
Equity securities	9	1
Other invested assets(2)	10	4

Total	$23	$33

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$2	$26
Due to other accounting guidelines(3)	2	2

Total	$4	$28

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in the third quarter of 2014 were concentrated in the finance, industrial other and technology sectors within corporate securities. These other-than-temporary impairments were primarily related to securities we intend to sell, or securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the third quarter of 2014, we recorded other-than-temporary impairments of $2 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity security other-than-temporary impairments in the third quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and the consumer non-cyclical and consumer cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the third quarter of 2014 were primarily driven by the extent and duration of declines in values. Equity security other-than-temporary impairments in the third quarter of 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2014 were $400 million, compared to net realized investment gains of $209 million in the third quarter of 2013.

Net realized gains on fixed maturity securities were $92 million in the third quarter of 2014, compared to net realized gains of $69 million in the third quarter of 2013, as set forth in the following table.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$92	$118
Private bond prepayment premiums	9	13

Total gross realized investment gains	101	131

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(1)	(15)
Gross losses on sales and maturities(1)	(4)	(43)
Credit related losses on sales	(4)	(4)

Total gross realized investment losses	(9)	(62)

Realized investment gains (losses), net—Fixed Maturity Securities	$92	$69

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$88	$75

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $177 million and $181 million in the third quarter of 2014 and 2013, respectively, primarily driven by net gains on sales of equity securities. See below for additional information regarding other-than-temporary impairments of fixed maturity securities in the third quarter of 2014 and 2013.

Net realized gains on commercial mortgage and other loans in the third quarter of 2014 were $28 million, primarily driven by a net decrease in the loan loss reserve of $28 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans in the third quarter of 2013 were $5 million primarily driven by a net decrease in the loan loss reserve of $5 million. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $107 million in the third quarter of 2014, compared to net realized losses of $45 million in the third quarter of 2013. Derivative gains in the third quarter of 2014 primarily reflect net gains of $113 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies. Derivative losses in the third quarter of 2013 primarily reflect net losses of $79 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies. Partially offsetting these losses were net gains of $21 million on interest rate derivatives primarily used to manage duration.

During the third quarter of 2014, we recorded other-than-temporary impairments of $6 million in earnings, compared to $19 million in the third quarter of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$1	$11
Private fixed maturity securities	0	4

Total fixed maturity securities	1	15
Equity securities	0	2
Other invested assets(2)	5	2

Total	$6	$19

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$1	$14
Due to other accounting guidelines	0	1

Total	$1	$15

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the third quarter of 2014 were concentrated in the consumer cyclical sector within corporate securities. Fixed maturity security other-than-temporary impairments in the third quarter of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical sector within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

During the third quarter of 2014 there were no other-than-temporary impairments on equity securities. Equity security other-than-temporary impairments in the third quarter of 2013 were primarily due to the extent and duration of declines in values.

2014 to 2013 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses were $13 million in the first nine months of 2014, compared to net realized investment losses of $4,141 million in the first nine months of 2013.

Net realized gains on fixed maturity securities were $450 million in the first nine months of 2014, compared to net realized gains of $595 million in the first nine months of 2013, as set forth in the following table.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$729	$953
Private bond prepayment premiums	69	57

Total gross realized investment gains	798	1,010

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(31)	(110)
Gross losses on sales and maturities(1)	(280)	(277)
Credit related losses on sales	(37)	(28)

Total gross realized investment losses	(348)	(415)

Realized investment gains (losses), net—Fixed Maturity Securities	$450	$595

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$449	$676

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the first nine months of 2014 were $449 million primarily due to maturities of U.S. dollar-denominated securities within our International Insurance segment. Net gains on sales and maturities of fixed maturity securities in the first nine months of 2013 were $676 million, primarily due to sales within our International Insurance segment initiated for purposes of duration management as well as resulting from surrenders of fixed annuities denominated in Australian and U.S. dollars. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first nine months of 2014 and 2013.

Net realized gains on equity securities were $72 million and $82 million in the first nine months of 2014 and 2013, respectively, and included net gains on sales of equity securities of $95 million and $91 million, respectively. Both periods’ gains were primarily offset by other-than-temporary impairments of $23 million and $9 million, respectively. See below for additional information regarding other-than-temporary impairments of equity securities in the first nine months of 2014 and of 2013.

Net realized gains on commercial mortgage and other loans in the first nine months of 2014 were $79 million, primarily driven by a net decrease in the loan loss reserve of $60 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans in the first nine months of 2013 were $61 million, primarily related to a net decrease in the loan loss reserve of $46 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $618 million in the first nine months of 2014, compared to net realized losses of $4,907 million in the first nine months of 2013. The net derivative losses in the first nine months of 2014 primarily reflect net losses of $2,046 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Offsetting these losses are net gains of $888 million on interest rate derivatives used to manage duration as longer-term interest rates decreased and $125 million of gains representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net derivative losses in the first nine months of 2013 primarily reflect net losses of $3,789 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $761 million on interest rate derivatives used to manage duration as interest rates increased. Also contributing to the net derivative losses were net losses of $629 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $315 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Related adjustments for the first nine months of 2014 include net negative adjustments of $1,301 million driven by settlements on interest rate and currency derivatives, and by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above. Related adjustments for the first nine months of 2013 include net negative adjustments of $3,181 million primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above.

Related charges include net related charges of $99 million for the first nine months of 2014 compared to net related benefits of $1,533 million for the first nine months of 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves.

During the first nine months of 2014, we recorded other-than-temporary impairments of $64 million in earnings, compared to $129 million in the first nine months of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$19	$89
Private fixed maturity securities	12	21

Total fixed maturity securities	31	110
Equity securities	23	9
Other invested assets(2)	10	10

Total	$64	$129

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$20	$56
Due to other accounting guidelines(3)	11	54

Total	$31	$110

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in the first nine months of 2014 were concentrated in the consumer cyclical, utility, finance and communications sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities we intend to sell, or securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the first nine months of 2014, we recorded other-than-temporary impairments of $6 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity. Fixed maturity security other-than-temporary impairments in the first nine months of 2013 were concentrated in the asset-backed securities collateralized by sub-prime mortgages, and in the communications, utility and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to securities we intend to sell, or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. During the first nine months of 2013, we recorded other-than-temporary impairments of $2 million related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity.

Equity security other-than-temporary impairments in the first nine months of 2014 were primarily due to the extent and duration of declines in values. Equity security other-than-temporary impairments in the first nine months of 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or where we intended to sell the security.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2014 were $905 million, compared to net realized investment gains of $284 million in the first nine months of 2013.

Net realized gains on fixed maturity securities were $338 million in the first nine months of 2014, compared to net realized gains of $118 million in the first nine months of 2013, as set forth in the following table.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$373	$213
Private bond prepayment premiums	24	26

Total gross realized investment gains	397	239

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(16)	(36)
Gross losses on sales and maturities(1)	(31)	(74)
Credit related losses on sales	(12)	(11)

Total gross realized investment losses	(59)	(121)

Realized investment gains (losses), net—Fixed Maturity Securities	$338	$118

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$342	$139

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $366 million and $287 million in the first nine months of 2014 and 2013, respectively, resulting from net gains on sales of equity securities. See below for additional information regarding the other-than-temporary impairments of equity securities in the first nine months of 2014 and 2013.

Net realized gains on commercial mortgage and other loans in the first nine months of 2014 were $28 million, primarily driven by a net decrease in the loan loss reserve of $30 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans in the first nine months of 2013 were $7 million, primarily related to a net decrease in the loan loss reserve of $10 million. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $177 million in the first nine months of 2014, compared to net realized losses of $123 million in the first nine months of 2013. Derivative gains in the first nine months of 2014 primarily reflect net gains of $109 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, $40 million net gains on interest rate derivatives primarily used to manage duration and net gains of $32 million on TBA forward contracts as longer-term interest rates decreased. Derivative losses in the first nine months of 2013 primarily reflect net losses of $76 million on interest rate derivatives primarily used to manage duration as interest rates increased as well as losses of $48 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro.

During the first nine months of 2014, we recorded other-than-temporary impairments of $24 million in earnings, compared to $44 million in the first nine months of 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings —Closed Block Business(1)
Public fixed maturity securities	$10	$26
Private fixed maturity securities	6	10

Total fixed maturity securities	16	36
Equity securities	3	2
Other invested assets(2)	5	6

Total	$24	$44

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$15	$31
Due to other accounting guidelines	1	5

Total	$16	$36

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in the first nine months of 2014 were concentrated in the consumer cyclical and communications sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. Fixed maturity security other-than-temporary impairments in the first nine months of 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer non-cyclical, communications, and utility sectors within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first nine months of both 2014 and 2013 were primarily due to the extent and duration of declines in values.

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

	September 30, 2014
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$222,694	$29,275	$251,969	62.0%
Public, held-to-maturity, at amortized cost	2,211	0	2,211	0.5
Private, available-for-sale, at fair value	33,149	15,673	48,822	12.0
Private, held-to-maturity, at amortized cost	669	0	669	0.2
Trading account assets supporting insurance liabilities, at fair value	20,507	0	20,507	5.0
Other trading account assets, at fair value	1,461	318	1,779	0.4
Equity securities, available-for-sale, at fair value	6,370	3,501	9,871	2.4
Commercial mortgage and other loans, at book value	34,202	10,287	44,489	10.9
Policy loans, at outstanding balance	6,928	4,929	11,857	2.9
Other long-term investments(1)	7,281	2,545	9,826	2.4
Short-term investments	4,534	746	5,280	1.3

Total general account investments	340,006	67,274	407,280	100.0%

Invested assets of other entities and operations(2)	9,461	0	9,461

Total investments	$349,467	$67,274	$416,741

	December 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,689	$27,401	$240,090	61.3%
Public, held-to-maturity, at amortized cost	2,500	0	2,500	0.7
Private, available-for-sale, at fair value	30,650	15,811	46,461	11.9
Private, held-to-maturity, at amortized cost	812	0	812	0.2
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	5.3
Other trading account assets, at fair value	1,341	342	1,683	0.4
Equity securities, available-for-sale, at fair value	6,019	3,884	9,903	2.5
Commercial mortgage and other loans, at book value	31,133	9,673	40,806	10.4
Policy loans, at outstanding balance	6,753	5,013	11,766	3.0
Other long-term investments(1)	7,172	2,024	9,196	2.4
Short-term investments	5,445	1,866	7,311	1.9

Total general account investments	325,341	66,014	391,355	100.0%

Invested assets of other entities and operations(2)	6,818	0	6,818

Total investments	$332,159	$66,014	$398,173

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in the first nine months of 2014 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan as well as portfolio growth driven by the reinvestment of net investment income and net business inflows. The general account investments attributable to the Closed Block Business also increased in the first nine months of 2014, primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 43% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both September 30, 2014 and December 31, 2013.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2014	December 31, 2013
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$119,295	$112,501
Public, held-to-maturity, at amortized cost	2,211	2,500
Private, available-for-sale, at fair value	7,844	6,762
Private, held-to-maturity, at amortized cost	669	812
Trading account assets supporting insurance liabilities, at fair value	1,956	1,925
Other trading account assets, at fair value	746	884
Equity securities, available-for-sale, at fair value	2,643	2,557
Commercial mortgage and other loans, at book value	7,208	6,581
Policy loans, at outstanding balance	2,308	2,280
Other long-term investments(1)	1,847	1,576
Short-term investments	294	541

Total Japanese general account investments	$147,021	$138,919

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2014 was primarily attributable to a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the yen weakening against the U.S. dollar.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of September 30, 2014, our Japanese insurance operations had $48.3 billion, at fair value, of investments denominated in U.S. dollars, including $3.7 billion that were hedged to yen through third party derivative contracts and $31.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2013, our Japanese insurance operations had $42.6 billion, at fair value, of investments denominated in U.S. dollars, including $3.5 billion that were hedged to yen through third party derivative contracts and $29.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $5.7 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2013, is primarily attributable to a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $12.0 billion and $8.5 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2014 and December 31, 2013, respectively. The $3.5 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2013, is primarily attributable to a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

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

	Three Months Ended September 30, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.83%	$2,211	5.08%	$485	4.01%	$2,696
Trading account assets supporting insurance liabilities	3.71	192	0.00	0	3.71	192
Equity securities	6.24	75	2.94	17	5.17	92
Commercial mortgage and other loans	4.57	381	5.31	134	4.74	515
Policy loans	5.11	89	5.99	73	5.48	162
Short-term investments and cash equivalents	0.22	7	1.73	3	0.26	10
Other investments	8.71	185	10.98	78	9.28	263

Gross investment income before investment expenses	3.96	3,140	5.37	790	4.18	3,930
Investment expenses	(0.13)	(82)	(0.27)	(42)	(0.15)	(124)

Investment income after investment expenses	3.83%	3,058	5.10%	748	4.03%	3,806

Investment results of other entities and operations(2)		35		0		35

Total investment income		$3,093		$748		$3,841

	Three Months Ended September 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.76%	$2,133	5.16%	$495	3.96%	$2,628
Trading account assets supporting insurance liabilities	3.69	192	0.00	0	3.69	192
Equity securities	6.92	72	3.45	21	5.65	93
Commercial mortgage and other loans	4.96	353	5.70	139	5.15	492
Policy loans	4.82	81	6.17	77	5.40	158
Short-term investments and cash equivalents	0.24	7	0.78	2	0.27	9
Other investments	6.34	126	6.49	36	6.37	162

Gross investment income before investment expenses	3.86	2,964	5.26	770	4.09	3,734
Investment expenses	(0.12)	(65)	(0.25)	(37)	(0.14)	(102)

Investment income after investment expenses	3.74%	2,899	5.01%	733	3.95%	3,632

Investment results of other entities and operations(2)		18		0		18

Total investment income		$2,917		$733		$3,650

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations, as described below under “—Invested Assets of Other Entities and Operations.”

See below for a discussion of the change in the Financial Services Businesses’ yields. The increase in net investment income yield attributable to the Closed Block Business for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to higher income from non-coupon investments, partially offset by lower fixed income reinvestment rates.

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest rate related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Nine Months Ended September 30, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.86%	$6,578	5.15%	$1,450	4.05%	$8,028
Trading account assets supporting insurance liabilities	3.76	579	0.00	0	3.76	579
Equity securities	6.25	218	3.55	63	5.34	281
Commercial mortgage and other loans	4.72	1,134	5.40	395	4.88	1,529
Policy loans	5.04	256	5.99	218	5.44	474
Short-term investments and cash equivalents	0.22	19	1.21	6	0.26	25
Other investments	9.00	564	12.79	242	9.88	806

Gross investment income before investment expenses	4.02	9,348	5.49	2,374	4.25	11,722
Investment expenses	(0.13)	(255)	(0.27)	(116)	(0.15)	(371)

Investment income after investment expenses	3.89%	9,093	5.22%	2,258	4.10%	11,351

Investment results of other entities and operations(2)		82		0		82

Total investment income		$9,175		$2,258		$11,433

	Nine Months Ended September 30, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.75%	$6,416	5.29%	$1,515	3.97%	$7,931
Trading account assets supporting insurance liabilities	3.80	584	0.00	0	3.80	584
Equity securities	6.53	200	3.55	65	5.42	265
Commercial mortgage and other loans	5.07	1,042	5.79	413	5.25	1,455
Policy loans	4.76	235	5.95	221	5.27	456
Short-term investments and cash equivalents	0.21	23	0.96	5	0.24	28
Other investments	6.45	379	9.46	160	7.12	539

Gross investment income before investment expenses	3.84	8,879	5.47	2,379	4.10	11,258
Investment expenses	(0.12)	(222)	(0.26)	(113)	(0.14)	(335)

Investment income after investment expenses	3.72%	8,657	5.21%	2,266	3.96%	10,923

Investment results of other entities and operations(2)		76		0		76

Total investment income		$8,733		$2,266		$10,999

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

See below for a discussion of the change in the Financial Services Businesses’ yields. The net investment income yield attributable to the Closed Block Business for the nine months ended September 30, 2014, remained relatively flat compared to the nine months ended September 30, 2013, as higher income from non-coupon investments was mostly offset by lower fixed income reinvestment rates.

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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.62%	$1,364	4.52%	$1,327
Trading account assets supporting insurance liabilities	3.88	182	3.83	182
Equity securities	6.74	52	7.88	47
Commercial mortgage and other loans	4.71	310	5.19	290
Policy loans	5.75	66	5.37	58
Short-term investments and cash equivalents	0.22	6	0.24	6
Other investments	9.03	139	5.01	67

Gross investment income before investment expenses	4.54	2,119	4.38	1,977
Investment expenses	(0.14)	(40)	(0.11)	(25)

Investment income after investment expenses	4.40%	2,079	4.27%	1,952

Investment results of other entities and operations(2)		35		18

Total investment income		$2,114		$1,970

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily the result of higher income from non-coupon investments and from reinvestments within certain asset portfolios into higher yielding securities, primarily during the second half of 2013.

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

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.69%	$4,097	4.61%	$3,957
Trading account assets supporting insurance liabilities	3.93	550	3.97	556
Equity securities	6.76	149	7.70	133
Commercial mortgage and other loans	4.83	916	5.31	850
Policy loans	5.65	189	5.43	169
Short-term investments and cash equivalents	0.22	16	0.22	20
Other investments	9.73	439	6.41	238

Gross investment income before investment expenses	4.62	6,356	4.46	5,923
Investment expenses	(0.14)	(133)	(0.12)	(104)

Investment income after investment expenses	4.48%	6,223	4.34%	5,819

Investment results of other entities and operations(2)		82		76

Total investment income		$6,305		$5,895

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily the result of higher income from non-coupon investments and from reinvestments within certain asset portfolios into higher yielding securities, primarily during the second half of 2013.

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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.00%	$847	2.95%	$806
Trading account assets supporting insurance liabilities	2.11	10	2.24	10
Equity securities	5.36	23	5.62	25
Commercial mortgage and other loans	4.03	71	4.12	63
Policy loans	3.87	23	3.80	23
Short-term investments and cash equivalents	0.21	1	0.21	1
Other investments	7.84	46	9.15	59

Gross investment income before investment expenses	3.14	1,021	3.12	987
Investment expenses	(0.13)	(42)	(0.12)	(40)

Total investment income	3.01%	$979	3.00%	$947

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

The net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2014, remained relatively flat compared to the three months ended September 30, 2013, as the addition of higher yielding assets into the portfolio as a result of increased sales of both U.S. and Australian dollar-denominated products was mostly offset by lower fixed income reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2014 and 2013, was approximately $34.5 billion and $32.0 billion, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2014 and 2013, was approximately $9.1 billion and $7.8 billion, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.00%	$2,481	2.88%	$2,459
Trading account assets supporting insurance liabilities	2.03	29	2.05	28
Equity securities	5.39	69	5.01	67
Commercial mortgage and other loans	4.29	218	4.21	192
Policy loans	3.87	67	3.61	66
Short-term investments and cash equivalents	0.24	3	0.18	3
Other investments	7.08	125	6.51	141

Gross investment income before investment expenses	3.14	2,992	3.00	2,956
Investment expenses	(0.13)	(122)	(0.12)	(118)

Total investment income	3.01%	$2,870	2.88%	$2,838

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

The increase in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily attributable to the addition of higher yielding assets into the portfolio as a result of increased sales of both U.S. and Australian dollar-denominated products, partially offset by lower fixed income reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $33.7 billion and $31.8 billion for the nine months ended September 30, 2014, and 2013, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $8.4 billion and $7.9 billion for the nine months ended September 30, 2014, and 2013, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities—Financial Services Businesses

	September 30, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,043	$1,574	$110	$22,507	$20,764	$1,338	$326	$21,776
Consumer non-cyclical	21,617	2,103	260	23,460	21,965	1,888	653	23,200
Utility	16,283	1,605	164	17,724	18,335	1,299	659	18,975
Capital goods	9,984	1,022	111	10,895	10,025	901	266	10,660
Consumer cyclical	10,137	850	90	10,897	10,202	788	257	10,733
Foreign agencies	5,409	1,092	31	6,470	4,810	792	74	5,528
Energy	11,472	1,007	172	12,307	8,705	650	284	9,071
Communications	5,908	758	58	6,608	6,160	590	208	6,542
Basic industry	6,259	490	92	6,657	6,186	396	205	6,377
Transportation	5,853	614	35	6,432	5,712	477	116	6,073
Technology	3,563	295	44	3,814	3,589	286	103	3,772
Industrial other	2,734	269	24	2,979	2,440	205	52	2,593

Total corporate securities	120,262	11,679	1,191	130,750	118,893	9,610	3,203	125,300
Foreign government(3)	77,786	9,808	165	87,429	76,171	7,522	257	83,436
Residential mortgage-backed	5,128	364	7	5,485	5,872	356	34	6,194
Asset-backed securities(4)	7,867	281	69	8,079	7,591	218	173	7,636
Commercial mortgage-backed	10,011	276	47	10,240	9,772	360	104	10,028
U.S. Government	9,348	2,578	11	11,915	9,885	1,459	71	11,273
State & Municipal(5)	4,638	510	20	5,128	2,932	223	130	3,025

Total(6)	$235,040	$25,496	$1,510	$259,026	$231,116	$19,748	$3,972	$246,892

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $307 million of gross unrealized gains and $4 million of gross unrealized losses as of September 30, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(3)	As of September 30, 2014 and December 31, 2013, based on amortized cost, 77% and 80%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 9% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to September 30, 2014, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	September 30, 2014				December 31, 2013
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$3,743	$528	$14	$4,257	$4,584	$499	$48	$5,035
Consumer non-cyclical	4,897	514	22	5,389	4,693	480	47	5,126
Finance	4,298	363	12	4,649	4,001	294	15	4,280
Consumer cyclical	3,087	298	13	3,372	3,272	317	18	3,571
Capital goods	2,471	270	9	2,732	2,479	252	14	2,717
Energy	2,488	284	15	2,757	1,855	178	15	2,018
Communications	1,298	189	4	1,483	1,413	144	12	1,545
Basic industry	1,409	126	9	1,526	1,303	90	23	1,370
Transportation	1,243	149	4	1,388	1,313	120	9	1,424
Industrial other	1,012	70	9	1,073	954	61	13	1,002
Technology	725	60	7	778	665	53	8	710
Foreign agencies	395	49	2	442	460	38	6	492

Total corporate securities	27,066	2,900	120	29,846	26,992	2,526	228	29,290
Asset-backed securities(2)	3,888	54	56	3,886	3,747	34	141	3,640
Commercial mortgage-backed	4,199	63	31	4,231	3,960	60	59	3,961
U.S. Government	3,916	578	1	4,493	3,824	279	26	4,077
Residential mortgage-backed	1,197	57	2	1,252	1,080	55	6	1,129
Foreign government(3)	403	63	7	459	361	55	8	408
State & Municipal	678	104	1	781	664	51	7	708

Total(4)	$41,347	$3,819	$218	$44,948	$40,628	$3,060	$475	$43,213

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of September 30, 2014 and December 31, 2013, based on amortized cost, no individual foreign country represented more than 10% and 11%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2013 to September 30, 2014, was primarily due to a net decrease in U.S. interest rates.

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

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2014
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	309	309	353
2006	0	0	17	73	487	577	656
2005	0	0	19	28	200	247	268
2004 & Prior	0	2	25	21	504	552	606

Total collateralized by sub-prime mortgages	0	2	61	122	1,500	1,685	1,883

Other asset-backed securities:
Collateralized loan obligations	3,652	7	0	0	0	3,659	2,654
Collateralized by non-sub-prime mortgages	820	33	5	12	1	871	1,008
Collateralized by credit cards	277	0	6	0	0	283	497
Collateralized by auto loans	453	0	0	0	0	453	568
Other asset-backed securities(1)	188	494	96	25	113	916	981

Total asset-backed securities(2)	$5,390	$536	$168	$159	$1,614	$7,867	$7,591

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises, and timeshares. Approximately 96% of the $384 million of education loans included above carry a Department of Education guaranty as of September 30, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	0	0	0	338	338	334
2006	0	0	16	70	556	642	658
2005	0	0	19	28	202	249	259
2004 & Prior	0	2	25	21	496	544	577

Total collateralized by sub-prime mortgages	0	2	60	119	1,592	1,773	1,828

Other asset-backed securities:
Collateralized loan obligations	3,652	10	0	0	7	3,669	2,656
Collateralized by non-sub-prime mortgages	875	34	5	11	1	926	1,064
Collateralized by credit cards	287	0	6	0	0	293	510
Collateralized by auto loans	455	0	0	0	0	455	571
Other asset-backed securities(1)	196	512	106	26	123	963	1,007

Total asset-backed securities(2)	$5,465	$558	$177	$156	$1,723	$8,079	$7,636

(1)	Includes asset-backed securities collateralized by education loans, aircraft, equipment leases, franchises and timeshares. Approximately 96% of the $401 million of education loans included above carry a Department of Education guaranty as of September 30, 2014.
(2)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2014, including Standard & Poor’s, Moody’s, and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $1.883 billion as of December 31, 2013, to $1.685 billion as of September 30, 2014, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $59 million as of September 30, 2014, and $144 million as of December 31, 2013. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses, excluding those supported by guarantees from monoline bond insurers, was 28% as of September 30, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2014, based on amortized cost, approximately 59% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses have estimated credit subordination percentages of 20% or more, and 39% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.685 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses as of September 30, 2014, were $245 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality, and for asset-backed securities collateralized by sub-prime mortgages, by year of issuance (vintage).

Asset-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2014						Total December 31, 2013
	Lowest Rating Agency Rating					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	1	20	0	117	138	239
2006	0	76	0	27	304	407	573
2005	0	0	54	10	81	145	186
2004 & Prior	0	1	11	13	365	390	433

Total collateralized by sub-prime mortgages	0	78	85	50	867	1,080	1,431

Other asset-backed securities:
Collateralized by auto loans	967	0	0	0	0	967	687
Collateralized by loan obligations	1,058	0	0	0	0	1,058	660
Collateralized by credit cards	177	0	0	0	0	177	336
Collateralized by education loans(1)	24	382	0	0	0	406	429
Other asset-backed securities(2)	103	37	50	2	8	200	204

Total asset-backed securities(3)	$2,329	$497	$135	$52	$875	$3,888	$3,747

(1)	Approximately 98% of the $406 million of education loans included above carry a Department of Education guaranty as of September 30, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	September 30, 2014
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages:
2014—2008	$0	$0	$0	$0	$0	$0	$0
2007	0	1	19	0	122	142	227
2006	0	75	0	26	293	394	506
2005	0	0	53	11	75	139	174
2004 & Prior	0	1	11	12	348	372	406

Total collateralized by sub-prime mortgages	0	77	83	49	838	1,047	1,313

Other asset-backed securities:
Collateralized by auto loans	968	0	0	0	0	968	689
Collateralized by loan obligations	1,057	0	0	0	5	1,062	665
Collateralized by credit cards	178	0	0	0	0	178	337
Collateralized by education loans(1)	24	400	0	0	0	424	425
Other asset-backed securities(2)	103	37	55	1	11	207	211

Total asset-backed securities(3)	$2,330	$514	$138	$50	$854	$3,886	$3,640

(1)	Approximately 98% of the $424 million of education loans included above carry a Department of Education guaranty as of September 30, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business decreased from $1.431 billion as of December 31, 2013, to $1.080 billion as of September 30, 2014, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $53 million as of September 30, 2014, and $127 million as of December 31, 2013. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

The weighted average estimated subordination percentage of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business, excluding those supported by guarantees from monoline bond insurers, was 38% as of September 30, 2014. The subordination percentage represents the current weighted average estimated percentage of the capital structure subordinated to our investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. As of September 30, 2014, based on amortized cost, approximately 82% of the asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business have estimated credit subordination percentages of 20% or more, and 56% have estimated credit subordination percentages of 30% or more.

In addition to subordination, certain securities, referred to as front pay or second pay securities, benefit from the prioritization of principal cash flows within the senior tranches of the structure. In most instances, these shorter duration senior securities have priority to principal cash flows over other securities in the structure, including longer duration senior securities. Included within the $1.080 billion of asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business as of September 30, 2014, were $42 million of securities, on an amortized cost basis, that represent front pay or second pay securities, depending on the overall structure of the securities.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	September 30, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,051	98.5%	$1,100	91.9%
Collateralized mortgage obligations	77	1.5	97	8.1

Total residential mortgage-backed securities	$5,128	100.0%	$1,197	100.0%

Portion rated AA or higher(2)	$5,058	98.6%	$1,100	91.9%

	December 31, 2013
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,770	98.3%	$966	89.4%
Collateralized mortgage obligations	102	1.7	114	10.6

Total residential mortgage-backed securities	$5,872	100.0%	$1,080	100.0%

Portion rated AA or higher(2)	$5,779	98.4%	$966	89.4%

(1)	As of September 30, 2014, of these securities, for the Financial Services Businesses, $3.790 billion are supported by U.S. government and $1.261 billion are supported by foreign governments. As of December 31, 2013, of these securities, for the Financial Services Businesses, $4.388 billion were supported by the U.S. government and $1.382 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both September 30, 2014 and December 31, 2013.
(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	September 30, 2014						Total December 31, 2013
	Lowest Rating Agency Rating(1)					Total Amortized Cost
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2014	$2,011	$0	$0	$0	$0	$2,011	$0
2013	2,439	125	0	9	0	2,573	2,579
2012—2009	243	283	0	0	0	526	529
2008—2007	265	44	17	4	0	330	952
2006	2,599	94	7	4	0	2,704	3,132
2005	1,674	57	0	4	0	1,735	2,116
2004 & Prior	77	40	14	0	1	132	464

Total commercial mortgage-backed securities(2)(3)(4)	$9,308	$643	$38	$21	$1	$10,011	$9,772

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of September 30, 2014, are downgraded super senior securities with amortized cost of $146 million in AA and $25 million in A.
(4)	Included in the table above, as of September 30, 2014, are agency commercial mortgage-backed securities with amortized cost of $443 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	September 30, 2014						Total December 31, 2013
	Lowest Rating Agency Rating(1)					Total Fair Value
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2014	$2,029	$0	$0	$0	$0	$2,029	$0
2013	2,466	125	0	9	0	2,600	2,501
2012—2009	236	302	0	0	0	538	534
2008—2007	270	46	17	5	0	338	976
2006	2,682	100	7	4	0	2,793	3,283
2005	1,712	63	0	5	0	1,780	2,203
2004 & Prior	94	51	16	0	1	162	531

Total commercial mortgage-backed securities(2)(3)	$9,489	$687	$40	$23	$1	$10,240	$10,028

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of September 30, 2014, are agency commercial mortgage-backed securities with fair value of $465 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $206 million in AAA, $56 million in AA, $9 million in A and $8 million in BBB as of September 30, 2014, and $380 million in AAA, $93 million in AA, $26 million in A and $8 million in BBB as of December 31, 2013. Commercial mortgage-backed securities collateralized by non-U.S. properties are immaterial for both years.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	September 30, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2014	$1,193	$82	$0	$0	$0	$1,275	$0
2013	921	239	0	9	0	1,169	1,333
2012—2009	241	75	0	0	0	316	452
2008—2007	109	0	0	1	5	115	371
2006	843	1	0	0	0	844	1,038
2005	451	26	0	0	0	477	710
2004 & Prior	1	0	1	1	0	3	56

Total commercial mortgage-backed securities(2)(3)	$3,759	$423	$1	$11	$5	$4,199	$3,960

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2014, are downgraded super senior securities with amortized cost of $27 million in AA.
(3)	Included in the table above, as of September 30, 2014, are agency commercial mortgage-backed securities with amortized cost of $20 million in AAA and $396 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	September 30, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value	Total December 31, 2013
Vintage	AAA	AA	A	BBB	BB and below
	(in millions)
2014	$1,195	$84	$0	$0	$0	$1,279	$0
2013	921	246	0	9	0	1,176	1,294
2012—2009	237	76	0	0	0	313	443
2008—2007	109	0	0	1	15	125	381
2006	853	1	0	0	0	854	1,062
2005	455	26	0	0	0	481	725
2004 & Prior	0	0	1	2	0	3	56

Total commercial mortgage-backed securities(2)	$3,770	$433	$1	$12	$15	$4,231	$3,961

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of September 30, 2014, are agency commercial mortgage-backed securities with fair value of $19 million in AAA and $406 million in AA.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	September 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$182,594	$20,790	$1,006	$202,378	$179,543	$15,520	$2,811	$192,252
2	42,936	4,019	373	46,582	42,659	3,563	938	45,284

Subtotal High or Highest Quality Securities(5)	225,530	24,809	1,379	248,960	222,202	19,083	3,749	237,536
3	6,651	407	67	6,991	6,321	412	152	6,581
4	2,092	135	41	2,186	2,058	191	51	2,198
5	494	115	21	588	322	31	16	337
6	273	30	2	301	213	31	4	240

Subtotal Other Securities(6)(7)	9,510	687	131	10,066	8,914	665	223	9,356

Total Fixed Maturities	$235,040	$25,496	$1,510	$259,026	$231,116	$19,748	$3,972	$246,892

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of September 30, 2014 and December 31, 2013, 438 securities with amortized cost of $1,576 million (fair value, $1,614 million) and 306 securities with amortized cost of $806 million (fair value, $831 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)	Includes $307 million of gross unrealized gains and $4 million of gross unrealized losses as of September 30, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(4)	As of September 30, 2014, includes gross unrealized losses of $80 million on public fixed maturities and $51 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $181 million on public fixed maturities and $42 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of September 30, 2014, includes $197,673 million of public fixed maturities and $27,857 million of private fixed maturities and, as of December 31, 2013, includes $196,058 million of public fixed maturities and $26,144 million of private fixed maturities.
(6)	On an amortized cost basis, as of September 30, 2014, includes $5,932 million of public fixed maturities and $3,578 million of private fixed maturities and, as of December 31, 2013, includes $5,710 million of public fixed maturities and $3,204 million of private fixed maturities.
(7)	On an amortized cost basis, as of September 30, 2014, securities considered below investment grade based on lowest of external rating agency ratings, total $11.0 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	September 30, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$24,129	$2,227	$104	$26,252	$23,521	$1,543	$307	$24,757
2	13,625	1,446	56	15,015	14,166	1,359	118	15,407

Subtotal High or Highest Quality Securities(3)	37,754	3,673	160	41,267	37,687	2,902	425	40,164
3	2,406	114	25	2,495	1,957	106	23	2,040
4	971	12	22	961	760	24	21	763
5	163	9	11	161	138	9	5	142
6	53	11	0	64	86	19	1	104

Subtotal Other Securities(4)(5)	3,593	146	58	3,681	2,941	158	50	3,049

Total Fixed Maturities	$41,347	$3,819	$218	$44,948	$40,628	$3,060	$475	$43,213

(1)	Includes, as of September 30, 2014 and December 31, 2013, 72 securities with amortized cost of $954 million (fair value, $989 million) and 56 securities with amortized cost of $822 million (fair value, $837 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of September 30, 2014, includes gross unrealized losses of $35 million on public fixed maturities and $23 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $35 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of September 30, 2014, includes $25,132 million of public fixed maturities and $12,622 million of private fixed maturities and, as of December 31, 2013, includes $24,642 million of public fixed maturities and $13,045 million of private fixed maturities.
(4)	On an amortized cost basis, as of September 30, 2014, includes $1,810 million public fixed maturities and $1,783 million of private fixed maturities and, as of December 31, 2013, includes $1,407 million of public fixed maturities and $1,534 million of private fixed maturities.
(5)	On an amortized cost basis, as of September 30, 2014, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.6 billion, or 11% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of ten years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.”

As of September 30, 2014, the Financial Services Businesses had $253 million of outstanding notional amounts, reported at fair value as a liability of $1 million, where we have sold credit protection through credit derivatives. As of December 31, 2013, the Financial Services Businesses had no outstanding sell protection credit derivatives. The premium received for the credit derivatives we sell attributable to the Financial Services Businesses was less than $1 million for both the three and nine months ended September 30, 2014, and less than $1 million and $3 million for the three and nine months ended September 30, 2013, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

As of both September 30, 2014 and December 31, 2013, the Closed Block Business had $5 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million of exposure, where we have sold credit protection through credit derivatives.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of September 30, 2014 and December 31, 2013, the Financial Services Businesses had $723 million and $1,124 million of outstanding notional amounts, reported at fair value as a liability of $21 million and of $33 million, respectively. As of September 30, 2014 and December 31, 2013, the Closed Block Business had $171 million and $275 million of outstanding notional amounts, reported at fair value as a liability of $7 million and $9 million, respectively. The premium paid for the credit derivatives we purchase attributable to the Financial Services Businesses was $5 million and $19 million for the three and nine months ended September 30, 2014, and $8 million and $23 million for the three and nine months ended 2013, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net.” See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $4 million and $28 million for the three months ended September 30, 2014 and 2013, respectively, and $31 million and $110 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the three months ended September 30, 2014 and 2013, were $0 million and $18 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Financial Services Businesses for the nine months ended September 30, 2014 and 2013 include $3 million and $30 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $1 million and $15 million for the three months ended September 30, 2014, and 2013, respectively, and $16 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the other-than-temporary impairments of fixed maturities attributable to the Closed Block Business for the three months ended September 30, 2014, and 2013, were $0 million and $10 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. Other-than-temporary impairments of general account fixed maturities attributable to the Closed Block Business for the nine months ended September 30, 2014 and 2013 include $2 million and $17 million, respectively, of other-than-temporary impairments on asset-backed securities collateralized by sub-prime mortgages. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$328	$328	$697	$697
Fixed maturities:
Corporate securities	11,914	12,466	12,109	12,616
Commercial mortgage-backed securities	2,555	2,582	2,417	2,441
Residential mortgage-backed securities	1,704	1,718	1,857	1,830
Asset-backed securities	1,168	1,189	1,096	1,107
Foreign government bonds	635	652	579	596
U.S. government authorities and agencies and obligations of U.S. states	308	358	303	341

Total fixed maturities	18,284	18,965	18,361	18,931
Equity securities	966	1,214	913	1,199

Total trading account assets supporting insurance liabilities	$19,578	$20,507	$19,971	$20,827

As a percentage of amortized cost, 76% and 77% of the portfolio was publicly traded as of September 30, 2014 and December 31, 2013, respectively. As of both September 30, 2014 and December 31, 2013, 93% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2014, $1.652 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $42 million secured by “ALT-A” mortgages, represented the remaining $52 million of residential mortgage-backed securities, of which 41% have credit ratings of A or better and 59% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	September 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$0	$0	$0	$0	$0	$0
Fixed maturities	789	833	139	156	576	612	166	185
Equity securities(1)	554	628	142	162	646	729	138	157

Total other trading account assets	$1,343	$1,461	$281	$318	$1,222	$1,341	$304	$342

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $789 million of fixed maturities attributable to the Financial Services Businesses as of September 30, 2014, on an amortized cost basis, are $145 million of asset-backed securities, 69% of which have credit ratings of A or above, 15% have BBB credit ratings, and the remaining 16% have BB and below credit ratings. There were no asset-backed securities included in the $139 million of fixed maturities attributable to the Closed Block Business, on an amortized cost basis, as of September 30, 2014.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2014 and December 31, 2013, we held approximately 11% and 10% of our general account investments in commercial mortgage and other loans, respectively. This percentage is net of a $123 million and $212 million allowance for losses as of September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, as of the dates indicated.

	September 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$32,381	$10,261	$29,164	$9,677
Uncollateralized loans	1,146	44	1,259	44
Residential property loans	458	0	544	0
Other collateralized loans	322	0	330	0

Total commercial mortgage and other loans(1)	$34,307	$10,305	$31,297	$9,721

(1)	Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

	September 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$10,247	31.6%	$3,497	34.1%	$9,089	31.1%	$3,230	33.4%
South Atlantic	6,305	19.5	1,873	18.3	5,671	19.4	1,711	17.7
Middle Atlantic	4,242	13.1	2,058	20.1	3,855	13.3	1,924	19.9
East North Central	2,631	8.1	742	7.2	2,678	9.2	725	7.4
West South Central	3,447	10.6	845	8.2	2,828	9.7	823	8.6
Mountain	1,475	4.6	208	2.0	1,448	5.0	278	2.9
New England	1,476	4.6	514	5.0	1,026	3.5	412	4.2
West North Central	541	1.7	88	0.9	555	1.9	104	1.1
East South Central	255	0.8	86	0.8	296	1.0	137	1.4

Subtotal-U.S.	30,619	94.6	9,911	96.6	27,446	94.1	9,344	96.6
Asia	666	2.0	0	0.0	723	2.5	0	0.0
Other	1,096	3.4	350	3.4	995	3.4	333	3.4

Total commercial and agricultural mortgage loans	$32,381	100.0%	$10,261	100.0%	$29,164	100.0%	$9,677	100.0%

	September 30, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$5,989	18.5%	$1,487	14.5%	$5,778	19.8%	$1,612	16.7%
Retail	6,168	19.0	2,533	24.7	6,085	20.9	2,612	27.0
Office	6,328	19.6	2,697	26.3	5,389	18.5	2,359	24.4
Apartments/Multi-Family	7,874	24.3	1,569	15.3	6,031	20.7	1,287	13.3
Other	2,830	8.7	677	6.6	2,806	9.6	653	6.7
Agricultural properties	1,648	5.1	722	7.0	1,598	5.4	585	6.0
Hospitality	1,544	4.8	576	5.6	1,477	5.1	569	5.9

Total commercial and agricultural mortgage loans	$32,381	100.0%	$10,261	100.0%	$29,164	100.0%	$9,677	100.0%

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

As of September 30, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.21 times, and a weighted average loan-to-value ratio of 55%. As of September 30, 2014, approximately 95% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of September 30, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.18 times, and a weighted average loan-to-value ratio of 52%. As of September 30, 2014, approximately 99% of the commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2014, the weighted average debt service coverage ratio was 2.44 times and the weighted average loan-to-value ratio was 60%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.4 billion and $0.7 billion of such loans as of September 30, 2014 and December 31, 2013, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.2 billion and $0.1 billion of such loans as of September 30, 2014 and December 31, 2013, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2014, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	September 30, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$16,433	$512	$294	$17,239
60%-69.99%	10,212	352	205	10,769
70%-79.99%	3,595	262	50	3,907
Greater than 80%	129	102	235	466

Total commercial and agricultural mortgage loans	$30,369	$1,228	$784	$32,381

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	September 30, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$6,368	$203	$32	$6,603
60%-69.99%	2,624	104	66	2,794
70%-79.99%	704	111	0	815
Greater than 80%	3	26	20	49

Total commercial and agricultural mortgage loans	$9,699	$444	$118	$10,261

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of September 30, 2014.

	September 30, 2014
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2014	$4,900	15.1%	$1,165	11.4%
2013	8,750	27.0	1,507	14.7
2012	4,546	14.1	1,808	17.6
2011	4,517	13.9	1,382	13.5
2010	2,747	8.5	1,004	9.8
2009	745	2.3	291	2.8
2008	1,428	4.4	454	4.4
2007 & prior	4,748	14.7	2,650	25.8

Total commercial and agricultural mortgage loans	$32,381	100.0%	$10,261	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $34,307 million and $31,297 million as of September 30, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $10,305 million and $9,721 million as of September 30, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99% of the assets were current as of September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio for the periods indicated:

	September 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$164	$48	$186	$58
Addition to/(release of) allowance for losses	(50)	(30)	10	(7)
Charge-offs, net of recoveries	(9)	0	(27)	(3)
Change in foreign exchange	0	0	(5)	0

Allowance, end of period	$105	$18	$164	$48

Loan specific reserve	$7	$1	$11	$3
Portfolio reserve	$98	$17	$153	$45

The decrease in the allowance for losses, for the period ended September 30, 2014, was primarily driven by the impact of assumption updates.

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

Equity Securities—Financial Services Businesses

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$20	$7	$0	$27	$32	$4	$1	$35
Mutual fund common stocks(1)	2,569	496	10	3,055	2,245	562	8	2,799
Other common stocks	2,219	1,086	17	3,288	2,277	920	12	3,185

Total equity securities(2)	$4,808	$1,589	$27	$6,370	$4,554	$1,486	$21	$6,019

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$2	$0	$0	$2	$1	$1	$0	$2
Mutual fund common stocks	8	7	0	15	8	6	0	14
Other common stocks	2,274	1,245	35	3,484	2,433	1,443	8	3,868

Total equity securities	$2,284	$1,252	$35	$3,501	$2,442	$1,450	$8	$3,884

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

Impairments of equity securities attributable to the Financial Services Businesses were $9 million and $1 million for the three months ended September 30, 2014, and 2013, respectively, and $23 million and $9 million for the nine months ended September 30, 2014, and 2013, respectively. Impairments of equity securities attributable to the Closed Block Business were $0 million and $2 million for the three months ended September 30, 2014, and 2013, respectively, and $3 million and $2 million for the nine months ended September 30, 2014, and 2013, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, as of the dates indicated.

	September 30, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$240	$488	$277	$481
Non-real estate-related(1)	4,275	2,053	4,141	1,863
Real estate held through direct ownership	1,860	0	1,559	0
Other(2)	906	4	1,195	(320)

Total other long-term investments	$7,281	$2,545	$7,172	$2,024

(1)	Primarily includes investments in private equity and hedge funds.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

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

	September 30, 2014	December 31, 2013
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$220	$242
Private, available-for-sale, at fair value	56	73
Other trading account assets, at fair value	7,542	4,770
Equity securities, available-for-sale, at fair value	7	7
Commercial mortgage and other loans, at book value(1)	347	202
Other long-term investments	1,034	1,132
Short-term investments	255	392

Total investments	$9,461	$6,818

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

Other Trading Account Assets

Other trading account assets are primarily related to assets associated with consolidated variable interest entities, for which the Company is the investment manager, as well as our derivative operations used to manage interest rate, foreign currency, credit and equity exposures. The assets of the consolidated variable interest entities are generally offset by liabilities for which the fair value option has been elected. For further information on these consolidated variable interest entities, see Note 5 to the Unaudited Interim Consolidated Financial Statements.

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

As of September 30, 2014, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB, consisting of representatives of national financial authorities of the G20 nations, has identified the Company as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “—Executive Summary—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the nine months ended September 30, 2014, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $750 million of shares of our Common Stock and declared aggregate Common Stock dividends of $738 million;

•	We issued $1.8 billion of medium-term notes in order to refinance upcoming debt maturities and for operating needs;

•

We increased the available capacity under our Guideline AXXX captive external financing facility from $2.0 billion to $3.5 billion, increased the amount outstanding under the facility to $1.8 billion and increased the maximum potential size of the facility to $4.0 billion;

•	We executed additional captive financings of $650 million for Guideline AXXX reserves and reduced captive financings for Regulation XXX reserves by $200 million; and

•

We entered into a financing transaction pursuant to which we issued a $245 million limited recourse note and, in return, obtained a $245 million asset-backed note. The asset-backed note is held by an insurance subsidiary of Prudential Insurance to finance statutory surplus.

Capital

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and its outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2014, the Financial Services Businesses had $38.9 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2014	December 31, 2013
	(in millions)
Attributed Equity(1)	$26,875	$25,299
Junior subordinated debt (i.e. hybrid securities)	4,884	4,884
Other capital debt	7,107	5,345

Total capital	$38,866	$35,528

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

The increase in other capital debt from December 31, 2013 primarily reflects additional capital required as a result of the impact of our annual reviews and updates of assumptions on living benefit guarantees for certain variable annuity products, as well as the impact of lower interest rates, reflecting our management of interest rate risk through our Capital Protection Framework.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2013(1), the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries:

Prudential Insurance(2)	456%
Prudential Annuities Life Assurance Corporation (“PALAC”)	502%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.
(2)	Includes PRIAC, Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), a subsidiary of Pruco Life.

The table below presents the Solvency Margin ratios of our most significant international insurance subsidiaries as of June 30, 2014, the most recent Solvency Margin reporting date for these subsidiaries:

As of June 30, 2014
Prudential of Japan	835%
Gibraltar Life consolidated(1)	967%

(1)	Includes Prudential Gibraltar Financial Life, a wholly-owned subsidiary of Gibraltar Life.

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

In addition, the NAIC recently issued new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that will directly affect the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, will limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the RBC ratios of our domestic insurance subsidiaries.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC’s Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what changes may result from these initiatives, and what the ultimate impact may be to our business. We are evaluating, and will continue to monitor, the development of rules and regulations regarding captive reinsurance companies. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

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

Shareholder Distributions

In June 2014, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. This authorization supersedes the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve month period. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Common Stock, for the three months ended March 31, June 30 and September 30, 2014:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2014	$0.53	$247	2.9	$250
June 30, 2014	$0.53	$246	3.0	$250
September 30, 2014	$0.53	$245	2.8	$250

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

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to the alternative sources of liquidity discussed below.

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

As of September 30, 2014, Prudential Financial had cash and short-term investments of $7,492 million, an increase of $1,937 million from December 31, 2013. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,223 million as of September 30, 2014, a decrease of $131 million from December 31, 2013.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2014
(in millions)
Sources:
Proceeds from the issuance of long-term senior debt	$1,794
Dividends and/or returns of capital from subsidiaries(1)	1,114
Net receipts under intercompany loan agreements(2)	664
Proceeds from stock-based compensation and exercise of stock options	353
Interest income from subsidiaries on intercompany agreements, net of interest paid	140
Net income tax receipts	126
Proceeds from short-term debt, net of repayments	37
Proceeds from the issuance of retail medium-term notes	23

Total sources	4,251

Uses:
Maturities of long-term senior debt, excluding retail medium-term notes	1,473
Share repurchases(3)	750
Common Stock dividends(4)	741
Capital contributions to subsidiaries(5)	678
Interest paid on external debt	661
Repayment of retail medium-term notes	46
Class B Stock dividends	14
Other, net	19

Total uses	4,382

Net increase (decrease) in cash and short-term investments	$(131)

(1)	Includes dividends and/or returns of capital of $507 million from international subsidiaries, $314 million from Prudential Annuities Holding Company, of which $267 million was from PALAC, $244 million from asset management subsidiaries, and $49 million from other subsidiaries.

(2)	Includes net receipts from subsidiaries of $700 million by Prudential Arizona Reinsurance Captive Company and $261 million by Pruco Life Insurance Company, offset by net borrowings by subsidiaries of $250 million by Prudential Term Reinsurance Company, and net repayments of $27 million to Gibraltar Life and $20 million to Prudential Holdings, LLC.
(3)	Excludes $12 million related to trades that settled in October 2014.
(4)	Includes cash payments made on dividends declared in prior periods.
(5)	Includes capital contributions of $320 million to asset management subsidiaries, $247 million to Pruco Re, $110 million to international subsidiaries, and $1 million to other subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any 12-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first nine months of 2014, PALAC paid a dividend of $267 million to Prudential Financial, of which $9 million was considered to be an extraordinary dividend under Arizona insurance law.

International insurance subsidiaries. Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. During the first nine months of 2014, Prudential of Korea paid dividends totaling (Won)70.0 billion, or approximately $62 million, to its parent, Prudential International Insurance Holdings Ltd., of which $59 million was ultimately sent to Prudential Financial.

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

	September 30, 2014
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$5.7	$0.4	$0.9	$7.0	$8.3
Fixed maturity investments:
High or highest quality	126.0	18.9	8.3	153.2	149.2
Other than high or highest quality	9.5	1.4	0.6	11.5	10.5

Subtotal	135.5	20.3	8.9	164.7	159.7
Public equity securities	3.9	0.0	0.0	3.9	4.3

Total	$145.1	$20.7	$9.8	$175.6	$172.3

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	September 30, 2014
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$1.3	$2.5	$1.3	$5.1	$3.3
Fixed maturity investments:
High or highest quality(3)	27.6	89.5	14.0	131.1	123.5
Other than high or highest quality	0.4	2.2	0.2	2.8	2.8

Subtotal	28.0	91.7	14.2	133.9	126.3
Public equity securities	1.7	2.4	0.4	4.5	4.4

Total(4)	$31.0	$96.6	$15.9	$143.5	$134.0

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $131.1 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of September 30, 2014, $90.6 billion, or 69%, were invested in government or government agency bonds.
(4)	The increase in liquid assets from December 31, 2013 was driven by business growth, partially offset by depreciation of the yen relative to the U.S. dollar.

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

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013 are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of September 30, 2014, the living benefit hedging derivatives were in a net receive position of $2.6 billion compared to a net posting position of $0.4 billion as of December 31, 2013. This change in collateral position was driven primarily by a decline in interest rates.

Additionally, in certain cases, state insurance law requires reinsurers, such as Pruco Re, to collateralize their obligations under a reinsurance agreement to permit the ceding company to claim statutory reinsurance reserve credit for the business ceded. Because our subsidiaries Pruco Life and PALAC are domiciled in the State of Arizona (as is Pruco Re), they are able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral. However, Pruco Re must post collateral with respect to business ceded to it by our subsidiaries PLNJ and PRIAC. We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re. However, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be pledged can vary substantially due to changes in equity markets, interest rates, actuarial assumptions and other factors. The statutory reserve credit trust for PLNJ required collateral of $51 million and $7 million as of September 30, 2014 and December 31, 2013, respectively. The statutory reserve credit trust for PRIAC required collateral of $5 million and $2 million as of September 30, 2014 and December 31, 2013, respectively.

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

The internal-only hedges are between Prudential Financial (through a subsidiary) and certain of our yen-based entities and serve to hedge changes in the market value of U.S. dollar-denominated investments held on the books of these yen-based entities attributable to changes in the yen-dollar exchange rate. These U.S. dollar-denominated investments are part of our hedging strategy to mitigate the impact of foreign currency exchange rate movements on our U.S. dollar-equivalent equity. Absent an internal hedge, changes in the market value of these U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate would create volatility in the solvency margins of these subsidiaries. To minimize this volatility, we enter into inter-company hedges. Cash settlements from these hedging activities result in cash flows between Prudential Financial and these yen-based subsidiaries. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2014, Prudential Financial received $362 million of net cash settlements related to the internal hedge program, which were paid by the yen-based subsidiaries. As of September 30, 2014, the market value of the internal hedges was an asset of $1,129 million due from the yen-based subsidiaries. A significant yen depreciation over an extended period of time could result in additional net cash inflows to Prudential Financial. Conversely, a significant yen appreciation could result in net cash outflows from Prudential Financial.

Our external hedges primarily serve to hedge a portion of our prospective non-U.S. dollar-denominated earnings streams and, to a lesser extent, our U.S. dollar-equivalent equity. The external hedges are between a subsidiary of Prudential Financial and external parties. Cash settlements on these activities result in cash flows between the Company and the external parties and are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. During the first nine months of 2014, the Company received $255 million of net cash settlements related to these external hedges. As of September 30, 2014, the net asset related to these external foreign currency hedges was $700 million. A significant depreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash inflows to the Company, while a significant appreciation in the yen and other foreign currencies over an extended period of time could result in additional net cash outflows from the Company.

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

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of September 30, 2014, Prudential Insurance had an estimated maximum borrowing capacity of $7.1 billion, of which $2.2 billion was outstanding, and PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of September 30, 2014, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $3.4 billion and $2.1 billion, respectively.

•

Commercial paper programs maintained by Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $228 million and $752 million, respectively, were outstanding as of September 30, 2014.

•

Credit facilities in an aggregate amount of $3.75 billion, which includes a $2.0 billion facility expiring in November 2018 that has Prudential Financial as borrower and a $1.75 billion facility expiring in November 2016 that has both Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under these credit facilities as of September 30, 2014 or as of the date of this filing.

•

A put option agreement giving Prudential Financial the right to issue up to $1.5 billion in senior notes due November 2023 to a trust entity at any time in return for principal and interest strips of U.S. Treasury securities.

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

	September 30, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,979	$4,060	$9,039	$4,128	$3,770	$7,898
Cash collateral for loaned securities	3,270	1,299	4,569	4,230	810	5,040
Securities sold but not yet purchased	153	0	153	56	0	56

Total(1)	$8,402	$5,359	$13,761	$8,414	$4,580	$12,994

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$5,765	$2,498	$8,263	$6,503	$2,273	$8,776
Weighted average maturity, in days(2)	22	51		39	71

(1)	The daily weighted average outstanding for the three and nine months ended September 30, 2014 was $8,175 million and $8,258 million, respectively, for the Financial Services Businesses and $5,373 million and $5,105 million, respectively, for the Closed Block Business.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $0.8 billion due primarily to attractive cash collateral reinvestment opportunities.

As of September 30, 2014, our insurance entities had assets eligible for the asset-based or secured financing programs of $102.3 billion, of which $13.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2014, we believe approximately $18.3 billion of the remaining eligible assets are readily lendable, including approximately $13.5 billion related to the Financial Services Businesses, of which $2.5 billion relates to certain separate accounts and may only be used for financing activities related to those accounts.

In addition, as of September 30, 2014, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $0.7 billion of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Financing Activities

As of September 30, 2014, total short- and long-term debt of the Company on a consolidated basis was $27.0 billion, an increase of $0.8 billion from December 31, 2013. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2014			December 31, 2013
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$228	$752	$980	$190	$460	$650
Current portion of long-term debt and other(1)	2,223	1,151	3,374	1,531	413	1,944

Subtotal	2,451	1,903	4,354	1,721	873	2,594

General obligation long-term debt:
Senior debt(1)(2)	11,070	515	11,585	11,462	1,466	12,928
Junior subordinated debt	4,884	0	4,884	4,884	0	4,884
Surplus notes(3)	0	4,041	4,041	0	4,141	4,141

Subtotal	15,954	4,556	20,510	16,346	5,607	21,953

Total general obligations	18,405	6,459	24,864	18,067	6,480	24,547

Limited recourse borrowing(4):
Current portion of long-term debt	0	75	75	0	75	75
Long-term debt	0	2,087	2,087	0	1,600	1,600

Total limited recourse borrowings	0	2,162	2,162	0	1,675	1,675

Total borrowings	$18,405	$8,621	$27,026	$18,067	$8,155	$26,222

(1)

Does not include $2,710 million and $2,381 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes at September 30, 2014 and December 31, 2013, respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both September 30, 2014 and December 31,

2013. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our 2013 Annual Report on Form-10K.

(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both September 30, 2014 and December 31, 2013. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(3)	Amounts are net of assets under set-off arrangements of $3,588 million and $2,400 million, as of September 30, 2014 and December 31, 2013, respectively.
(4)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements included our 2013 Annual Report on Form 10-K for additional information. It also represents mortgage debt of our insurance subsidiaries that has recourse only to real estate investment property.

The outstanding amount of Prudential Financial’s borrowings of $18,405 million increased $338 million from December 31, 2013, driven primarily by the issuance of $1,794 million of medium-term notes, partially offset by maturities of $1,473 million of medium-term notes. Borrowings of our subsidiaries of $8,621 million increased $466 million from December 31, 2013, primarily due to an increase of $292 million in commercial paper issued by Prudential Funding and an increase of $290 million in mortgage debt of our insurance subsidiaries that has recourse only to real estate investment property, partially offset by scheduled principal payments of $100 million.

As we continue to underwrite term and universal life insurance business, we expect to have additional financing needs for the funding of non-economic reserves required under Guideline AXXX and Regulation XXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2015, assuming that the volume of new business remains consistent with current sales levels. In June 2014, we amended the twenty-year captive financing facility that we entered into in December 2013 to finance Guideline AXXX reserves. The amendment increased the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increased the maximum potential size of the facility to $4.0 billion and added additional external counterparties. The amendment also resulted in an increase in the outstanding amount of the surplus note currently issued by the captive from approximately $900 million to $1.8 billion and allows for the financing of Guideline AXXX reserves resulting from the sale of universal life business in 2015. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus note and credit-linked notes issued through the facility are settled on a net basis, and the surplus note is reflected in the Company’s total consolidated borrowings on a net basis. Also, in June 2014, another captive reinsurance company issued a $650 million surplus note to an affiliate for the purpose of financing Guideline AXXX reserves.

In April 2014, one of our captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under our $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. In March 2014, a newly-formed captive reinsurance subsidiary issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. In September 2014, we reduced the amount of outstanding surplus notes held by an affiliate by $700 million, as a result of $900 million of maturities and $200 million in additional issuances, relating to the financing of Regulation XXX reserves associated with term life business issued prior to 2010. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and subsequent years. If we are unsuccessful in executing these solutions by the end of 2014, we may need to obtain financing from other sources, including through additional borrowings.

In September 2014, Prudential Financial entered into a financing transaction pursuant to which it issued a $245 million limited recourse note and, in return, obtained a $245 million asset-backed note issued by a designated series of a Delaware master trust. The asset-backed note bears interest at a rate of 0.20% per annum and matures in September 2021; however, the maturity date may be extended by us for three additional one-year periods, subject to conditions. Upon completion of the transaction, we ultimately contributed the asset-backed note to PRIAC, an insurance subsidiary, to finance statutory surplus. PRIAC, in turn, paid a cash dividend of $245 million to its parent, Prudential Insurance.

The master trust’s payment obligations under the asset-backed note are secured by corresponding payment obligations of a third party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the asset-backed note. The principal amount of the asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. The limited recourse note obligates Prudential Financial to reimburse the third party financial institution for any principal payments received on the asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. The limited recourse note bears interest at a rate of 0.20% per annum plus fees payable to the third party financial institution. As of September 30, 2014, no principal payments have been received or are currently due on the asset-backed note and, as a result, there was no payment obligation under the limited recourse note. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

As of September 30, 2014 and December 31, 2013, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	A.M. Best(1)	S&P(2)		Moody’s(3)		Fitch(4)
Last review date	5/7/2014	12/11/2013		7/11/2013		7/10/2014
Current outlook	Stable	Stable	(5)	Stable		Positive
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-		A1		A+
Pruco Life Insurance Company	A+	AA-		A1		A+
Pruco Life Insurance Company of New Jersey	A+	AA-		NR	*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-		NR		A+
Prudential Retirement Insurance and Annuity Company	A+	AA-		A1		A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-		NR		NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-		NR		NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd.	NR	AA-		NR		NR
Prudential Life Insurance Co. of Taiwan, Inc.(6)	NR	twAA+		NR		NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1		P-2		F2
Long-term senior debt	a-	A		Baa1		BBB+
Junior subordinated long-term debt	bbb	BBB+		Baa2		BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A		A3		A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+		P-1		F1
Long-term senior debt	a+	AA-		A2		A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-		A1		A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “S (Suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (default),” with ratings from “aaa” to “bbb” considered as investment grade. A.M. Best short-term credit ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “R (regulatory supervision).” A rating of AA- is the fourth highest of twenty-three rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest).” A rating of A1 is the fifth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings range from “Aaa (highest)” to “C (default).” Moody’s short-term ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of A+ is the fifth highest of nineteen rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).”
(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook as part of S&P’s decision to put the sovereign debt ratings of Japan on negative outlook.
(6)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was issued on December 18, 2013 by Taiwan Ratings Corporation, a partner of S&P.

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

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of September 30, 2014 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $8 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 14 to our Unaudited Interim Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of $1.5 billion related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity—Liquidity associated with other activities—Asset Management operations.”

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In September 2014, Prudential Financial entered into a financing transaction, pursuant to which it issued a $245 million limited recourse note and, in return, obtained a $245 million asset-backed note from a Delaware master trust and ultimately contributed the asset-backed note to its subsidiary, PRIAC. As of September 30, 2014, no principal payments have been received or are currently due on the asset-backed note and, as a result, there was no payment obligation under the limited recourse note. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date. For further discussion see “—Liquidity—Financing Activities.”

Other than as described above, we do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, other than the agreements referred to above, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2014, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
July 1, 2014 through July 31, 2014	931,273	$89.79	928,151
August 1, 2014 through August 31, 2014	945,292	$88.20	944,796
September 1, 2014 through September 30, 2014	924,546	$90.28	923,102

Total	2,801,111	$89.41	2,796,049	$750,000,182

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2014, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2014 through June 30, 2015.

ITEM 6.	EXHIBITS

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: November 6, 2014

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