Form 10-K
period 2014-12-31
PRUDENTIAL FINANCIAL INC
filed 2015-02-20
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-16707

Prudential Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

751 Broad Street

Newark, New Jersey 07102

(973) 802-6000

(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $40.69 billion and 458 million shares of the Common Stock were outstanding. As of January 31, 2015, 454 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2014.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.176 trillion of assets under management as of December 31, 2014, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey.

We maintain diversified investment portfolios in our insurance companies to support our liabilities to customers, as well as our other general liabilities. Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and other invested assets. As of December 31, 2014, the general account investment portfolio totaled $409 billion. For additional information on our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments” and Note 4 to the Consolidated Financial Statements.

Demutualization and Historic Separation of the Businesses

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

From demutualization through December 31, 2014, the businesses of Prudential Financial have been separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See “—Financial Services Businesses” below for a more detailed discussion of the divisions that comprised the Financial Services Businesses. The Closed Block Business comprised the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC Debt. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses. In January 2015 we completed a series of transactions that resulted in the elimination of the separation of the Businesses for financial statement purposes beginning in the first quarter of 2015 as described below under “—Elimination of the Separation of the Businesses.”

From demutualization through December 31, 2014, Prudential Financial has had two classes of common stock: the Common Stock, which is publicly traded (NYSE:PRU) and which has reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and has reflected the performance of the Closed Block Business. In January 2015 we repurchased and cancelled all of the outstanding Class B Stock as described below under “—Elimination of the Separation of the Businesses.”

This Annual Report on Form 10-K relates to the fiscal year ended December 31, 2014 and, accordingly, follows the historic, separate presentation of each of the businesses.

Financial Services Businesses and Closed Block Business

The following diagram reflects the allocation, prior to January 2015, of Prudential Financial’s consolidated assets and liabilities between the Financial Services Businesses and the Closed Block Business:

The foregoing allocation of assets and liabilities did not require Prudential Financial, Prudential Insurance, or any of their subsidiaries or the Closed Block to transfer any specific assets or liabilities to a separate legal entity, and there was no legal separation of the two Businesses. Financial results of the Closed Block Business, including debt service on the IHC Debt, affected Prudential Financial’s consolidated results of operations, financial position and borrowing costs. In addition, any net losses of the Closed Block Business, and any dividends or distributions on the Class B Stock, reduced the assets of Prudential Financial legally available for dividends on the Common Stock. Accordingly, the financial information for the Financial Services Businesses should be read together with the consolidated financial information of Prudential Financial.

In order to separately reflect the financial performance of the Financial Services Businesses and the Closed Block Business from demutualization through December 31, 2014, we have allocated all of our assets and liabilities and earnings between the two Businesses, and we have accounted for them as if they were separate legal entities. All assets and liabilities of Prudential Financial and its subsidiaries not included in the Closed Block Business constituted the assets and liabilities of the Financial Services Businesses. The Closed Block Business has consisted principally of:

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

The Closed Block assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments; (2) cash flows from such assets; (3) assets resulting from the reinvestment of such cash flows; (4) cash flows from the Closed Block policies; and (5) assets resulting from the investment of cash flows from the Closed Block policies. The Closed Block assets also include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block policies. The Closed Block liabilities are Closed Block policies and other liabilities of the Closed Block associated with the Closed Block assets. From demutualization through December 31, 2014, the Closed Block assets and Closed Block liabilities have been supported by additional assets held outside of the Closed Block by Prudential Insurance, to provide additional capital with respect to the Closed Block policies, as well as invested assets held outside of the Closed Block that initially represented the difference between the Closed Block assets and the sum of the Closed Block liabilities and the interest maintenance reserve, which are collectively referred to as the Surplus and Related Assets.

Within the Closed Block Business, the assets and cash flows attributable to the Closed Block accrue solely to the benefit of the Closed Block policyholders through policyholder dividends after payment of benefits, expenses and taxes. Prior to the redemption and cancellation of the Class B Stock on January 2, 2015, the Surplus and Related Assets accrued to the benefit of the holders of Class B Stock. The earnings on, and distribution of, the Surplus and Related Assets over time have been the source or measure of payment of the interest and principal of the IHC Debt and of dividends on the Class B Stock.

Prudential Financial’s Board of Directors adopted inter-business transfer and allocation policies relating to payments, loans, capital contributions, transfers of assets and other transactions between the Closed Block Business and the Financial Services Businesses and the allocation between the two Businesses of tax costs and benefits, which was terminated in January 2015 as described under “—Elimination of the Separation of the Businesses.”

Cash payments for administrative services from the Closed Block Business to the Financial Services Businesses were based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance policies and annuities in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, have been based upon actual expenses incurred under accounting principles generally accepted in the U.S., or U.S. GAAP, utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under U.S. GAAP has been recorded, on an after-tax basis at the applicable current tax rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment has modified earnings available to each class of common stock for earnings per share purposes. As a result of the elimination of the separation of the Businesses described below, the direct equity adjustment will no longer be recorded for reporting periods commencing after December 31, 2014. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, have been based upon actual expenses incurred under U.S. GAAP and in accordance with internal arrangements governing recordkeeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

Elimination of the Separation of the Businesses

On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with National Union Fire Insurance Company of Pittsburgh, P.A., Lexington Insurance Company and Pacific Life Corp., the holders of 100% of the outstanding shares of the Class B Stock (the “Class B Holders”). Pursuant to the Share Repurchase Agreement, on January 2, 2015, Prudential Financial repurchased from the Class B Holders 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B Stock, for an aggregate cash purchase price of $650.8 million (the “Class B Repurchase”). The purchase price was determined by an independent appraiser under the methodology set forth in Prudential Financial’s Amended and Restated Certificate of Incorporation. Pursuant to the Share Repurchase Agreement, holders of a majority of the Class B Stock may dispute the purchase price prior to April 6, 2015, and any dispute may be resolved through arbitration. Accordingly, the final purchase price of the Class B Stock may change in the event of a dispute. In addition, on December 18, 2014, PHLLC redeemed all of the then outstanding IHC Debt, for an aggregate redemption price of $2.1 billion.

As a result of the Class B Repurchase, for reporting periods commencing after December 31, 2014, the Company’s earnings per share of Common Stock will reflect the consolidated earnings of Prudential Financial, and the distinction between the Financial Services Businesses and the Closed Block Business will be eliminated for financial statement purposes. The results of the Closed Block, along with certain related assets and liabilities, will be reported as a separate segment, referred to as the “Closed Block division” and treated as a divested business under Prudential Financial’s definition of adjusted operating income. The results of divested businesses are included in net income and income from continuing operations determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) but are excluded from adjusted operating income. See Note 22 to the Consolidated Financial Statements for the Company’s definition of a divested business and an explanation of adjusted operating income. The inter-business transfer and allocation policies relating to transactions between the Businesses were terminated in connection with these transactions. The Closed Block will continue to be subject to the fee and expense allocation arrangements in the Plan of Reorganization, and the Company’s tax allocation agreement.

The Company funded the Class B Repurchase and the IHC Debt redemption (we refer to these together as “the Transactions”) from the sale of a portion of the Surplus and Related Assets and funds available within PHLLC, which were associated with the Closed Block Business.

The Transactions did not eliminate the Closed Block. The insurance policies and annuity contracts comprising the Closed Block will continue to be managed in accordance with the Plan of Reorganization. Prudential Insurance will remain directly obligated for the insurance policies and annuity contracts in the Closed Block. The Transactions do not change the Closed Block assets allocated to support the Closed Block’s liabilities, policyholder dividend scales or the methodology for determining policyholder dividends. Accordingly, these transactions will have no impact on the guaranteed benefits, premiums or dividends for Closed Block policyholders.

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

For reporting periods commencing after December 31, 2014, the Company will no longer refer to the aforementioned divisions as the Financial Services Businesses, but will continue to report on these divisions and segments and our Corporate and Other operations. In addition, the Company will include the Closed Block division, which will include the Closed Block segment.

See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

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

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing, and reduce commissions as well as closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has remained strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile, as discussed below, and have incorporated provisions in product design allowing frequent revisions of key pricing elements. We continue to look for opportunities to further enhance and differentiate our current suite of products to meet the retirement needs of our contractholders while responding to market conditions and managing risks.

Products

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed minimum death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. In 2014, we launched the Prudential Premier® with Highest Daily Lifetime Income (“HDI”) 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. Also in 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases in this rate until lifetime withdrawals commence, but does not have the highest daily feature.

In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

We also offer immediate annuities and variable annuities without guaranteed living benefits. In the first quarter of 2014, we launched the Prudential Immediate Income Annuity, which is a fixed single premium, immediate annuity that provides fixed payments over a specific time period. In the second quarter of 2014, we launched the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

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

Marketing and Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks, wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through insurance agents, including Prudential Agents and the agency distribution force of The Allstate Corporation (“Allstate”). Our distribution efforts are supported by a network of 270 internal and external wholesalers as of December 31, 2014.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary funds. Additionally, we earn mortality and expense fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and consideration of applicable hedging costs. Our pricing is also influenced by competition and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities and the fixed-rate accounts of our variable annuities based on investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves in accordance with U.S. GAAP for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate such as investment yields, equity returns, persistency, expenses, withdrawal timing and efficiency, mortality, and utilization. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, mortality and expense charges.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans, and for clients with combinations of these plans, we offer integrated recordkeeping services. We also provide certain brokerage services through our broker-dealer, Prudential Investment Management Services LLC, and trust services through Prudential Bank & Trust, FSB (“PB&T”) a limited purpose trust-only institution. Our institutional investment products business offers investment-only stable value products, pension risk transfer solutions and other payout annuities, including guaranteed investment contracts (“GICs”), funding agreements, institutional and retail notes, structured settlement annuities and other group annuities for defined contribution plans, defined benefit plans, non-qualified plans, and individuals.

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. Over the past several years, we have experienced increased unbundling of the purchase decision related to the recordkeeping and investment offerings, where the variety and flexibility of available funds and their performance are key selection criteria to plan sponsors and intermediaries. We have also experienced heightened pricing pressures, driven by regulations requiring more standard and consistent fee disclosures across industry providers. Additionally, we have seen slow case turnover in our mid to large case target markets.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value wrap market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise. However, increased competition and existing intermediary relationships reaching saturation levels have impacted our momentum in the stable value wrap market. For certain other institutional investment products, such as payout annuity contracts, issuances over the past several years were impacted by unfavorable economic conditions and other competitive factors. We have recently experienced an increase in new issuances of certain of these products; however, maturing contracts continue to outpace new issuances.

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

Institutional Investment Products.    Our institutional investment products business primarily offers products to the payout annuity and stable value markets.

Payout Annuity Markets.    Our payout annuity area offers innovative pension risk transfer products, as well as traditional general and separate account products designed to provide a predictable source of monthly income, generally for the life of the participant.

Our innovative pension risk transfer products include portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating group annuity contracts which we issue to pension plan sponsors and assume all of the investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump sum at inception. These products have economic features similar to our traditional general account annuity contracts, discussed below, but may also offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties, typically with monthly net settlements of premiums and benefits.

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

Stable Value Markets.    Our stable value area manufactures investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which investment results pass through to the customer, subject to a minimum interest rate guarantee backed by the general account, and we earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate has a floor of zero percent. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with proprietary and non-proprietary flexible fund investment alternatives.

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

In our stable value area within our institutional investment products business, we utilize our direct sales force and intermediaries to distribute investment-only stable value wraps and traditional GICs to plan sponsors and stable value fund managers, and to distribute funding agreements and institutional notes to investors. We also manage a global Funding Agreement Notes Issuance Program (“FANIP”), pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. Prudential Insurance may also issue funding agreements directly to the Federal Home Loan Bank of New York (“FHLBNY”).

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

Reserves

We establish reserves in accordance with U.S. GAAP. We establish reserves for future policyholder benefits and expenses based on assumptions we believe to be appropriate for investment yield, expenses, mortality rates, retirement and other behavioral assumptions where applicable, as well as provisions for adverse deviation as appropriate. Additionally, we establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates.

Asset Management

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, retail funds management, private lending and asset securitization activity and other structured products. These products and services are provided to third party clients as well as other Prudential businesses. We also invest in asset management and investment distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management.

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

Prudential Fixed Income.    Prudential Fixed Income manages assets for a wide range of clients worldwide through our operations in Newark, London, Singapore and Tokyo. Our products include traditional broad market fixed income and single-sector strategies, traditional and customized asset/liability strategies, hedge strategies and collateralized loan obligations. Prudential Fixed Income also serves as a non-custodial securities lending agent. Portfolios are managed by seasoned portfolio managers across sector specialist teams supported by significant credit research, quantitative research and risk management organizations.

Jennison Associates.    Jennison Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services by managing a range of publicly traded equity, balanced and fixed income portfolios that span market capitalizations, investment styles and geographies. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional, private and sub-advisory clients, including mutual funds.

Quantitative Management Associates.    Quantitative Management Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services to a wide range of clients by managing a broad array of publicly traded equity asset classes using various investment styles. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and sub-advisory clients, including mutual funds, using proprietary quantitative processes tailored to meet client objectives.

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

Prudential Mortgage Capital Company.    Prudential Mortgage Capital Company provides commercial mortgage origination, asset management and servicing for our general account, institutional clients, and government-sponsored entities such as Fannie Mae, the Federal Housing Administration and Freddie Mac, and as a minority interest joint venture partner and service provider to originate commercial mortgages for future securitization.

Prudential Real Estate Investors.    Prudential Real Estate Investors provides asset management services for single-client and commingled private and public real estate portfolios, and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or designated geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Prudential Investments.    Prudential Investments manufactures, distributes and services investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. These products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of over 65 mutual funds as of December 31, 2014. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

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

Marketing and Distribution

We provide investment management services for our institutional customers through a proprietary sales force organized by each asset management business. Each business has an independent marketing and service team working with clients. Institutional asset management services are also offered through the Retirement segment.

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by distribution forces associated with other Prudential businesses and by third party networks. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

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

On January 2, 2013, we acquired The Hartford Financial Services Group’s (“The Hartford”) individual life insurance business through a reinsurance transaction. Under the agreement, we paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission, to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $141 billion. This acquisition increased our scale in the U.S. individual life insurance market, particularly universal life products, and provided complementary distribution opportunities through expanded wirehouse and bank distribution channels.

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

We periodically adjust product prices and features based on the market and our strategy, which allows us to manage the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

Products

Our primary insurance products are term life, variable life and universal life, which represent 41%, 36% and 22%, respectively, of our face amount of individual life insurance in force, net of reinsurance at the end of 2014. Our product diversification strategy has decreased sales of no lapse guaranteed universal life and increased the sales of non-guaranteed products. This strategy has positioned us to better balance portfolio risk and enhance our value propositions to distribution partners and their clients.

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

Variable Life Insurance.    We offer several individual variable life insurance products that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed-rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. Our variable life products also offer a policy rider which allows the policyholder to access accelerated death benefits when a chronic or terminal illness, meeting certain contractual requirements, exists. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of Individual Life’s profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance.    We offer universal life insurance products that feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Our universal life products also offer a policy rider which allows the policyholder to access accelerated death benefits when a chronic or terminal illness, meeting certain contractual requirements, exists. Individual Life’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

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

Prudential Agents.    Our Prudential Agents distribute Prudential variable, term and universal life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Prudential Agents also have access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of our property and casualty insurance operations, which we sold in 2003, and other third party providers. In addition, Prudential Agents offer certain retail brokerage and retail investment advisory services through our dually registered broker-dealer and investment adviser, Pruco Securities, LLC. These services include brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services. The number of Prudential Agents was 2,784, 2,722 and 2,615 at December 31, 2014, 2013 and 2012, respectively.

As mentioned above, the Individual Life segment distributes products offered by the Annuities and Asset Management segments and is paid a market rate by these businesses to distribute their products. These payments may be more or less than the associated distribution costs, and any profit or loss is included in the results of the Individual Life segment and eliminated in consolidation.

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

Reserves

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, and mortality and morbidity rates, as well as provisions for adverse deviation, as appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest or fund performance, less withdrawals, and expense and cost of insurance charges.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. On policies sold since 2000, we have reinsured a significant portion of the mortality risk assumed; however, effective in August 2014, for new term life business we reduced the amount of mortality risk reinsured, particularly on policies with smaller face amounts in order to achieve a more desirable level of mortality exposure. Commencing in 2013, the maximum exposure we retain for new business is $20 million on both single life policies and second-to-die policies. Over time we have accumulated policies with higher retained exposure which may result in earnings volatility. In addition, certain transactions, such as assumed reinsurance or acquisitions of in force contracts, may cause us to temporarily or permanently exceed these limits on an aggregate basis. We remain liable if a third party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

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

Competition

We compete with other large, well-established life and health insurance providers in mature U.S. markets, and are a top provider of both group life and disability insurance. We compete primarily based on price, brand recognition, service capabilities, customer relationships, financial strength and range of product offerings. Pricing of group insurance products reflects the large number of competitors in the marketplace. The majority of our premiums are derived from large corporations, affinity groups or other organizations having over 10,000 insured individuals. We have a strong portfolio of products and the capability to offer customized benefit solutions, providing opportunities for continuing stabilized premiums. Employee-paid (voluntary) coverage has become increasingly important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value benefits offered at the workplace. Our profitability is dependent, in part, on penetration in the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

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

Underwriting and Pricing

We price each product line using underwriting practices and rating systems that consider Company, industry and/or other experience. We assess the risk profile of prospective insured groups; however, certain voluntary products or coverages may require underwriting on an individual basis. We are not obligated to accept any individual certificate application, and may require a prospective insured to submit evidence of insurability.

We maintain a disciplined approach to pricing our group life and disability insurance products. We base pricing of group insurance products on the expected pay-out of benefits and other costs that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features. On many of our group policies, we provide multiple year rate guarantees, which can contribute to fluctuations in profitability. For certain policies with experience rated return provisions, the final premium is adjusted to reflect the client’s actual experience during the past year. For these policies, the group contractholder bears some of the risk, or receives some of the benefit, associated with claim experience fluctuations, thus lessening the fluctuations in profitability.

Reserves

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. We base these reserves on assumptions we believe to be appropriate for mortality and morbidity rates, investment yields, Social Security offsets and expenses. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest or fund performance, less withdrawals, and expense and cost of insurance charges, as applicable.

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

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance, retirement and related products, including certain health products with fixed benefits. We provide these products to the broad middle income market across Japan through multiple distribution channels including banks, independent agencies and Life Consultants associated with our Gibraltar Life operations. We also provide similar products to the mass affluent and affluent markets in Japan, Korea and other countries outside the U.S. through our Life Planner operations. We commenced sales in non-U.S. markets through our Life Planner operations as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We continue to seek opportunities for expansion into high-growth markets in targeted countries.

For the year ended December 31, 2014, our Life Planner and Gibraltar Life operations in Japan represented 36% and 52%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment and, in aggregate, represented 40% of the net premiums, policy charges and fee income of the Financial Services Businesses, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, as of December 31, 2014, we have a 26% interest in a life insurance joint venture in India, the maximum currently allowed by regulation in India, and a 70% interest in an established life insurance business in Malaysia.

We manage each operation on a stand-alone basis through local management and sales teams, with oversight by senior executives based in Asia, Latin America and Newark, New Jersey. Each operation has its own marketing, underwriting, claims, investment management and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by our Asset Management segment, primarily through international subsidiaries. Operations generally invest in local currency denominated securities, primarily bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments, in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. Our Gibraltar Life operations also have Australian dollar-denominated investments that support products issued in that currency.

Acquisition of the Star and Edison Businesses

On February 1, 2011, we completed the acquisition from American International Group, Inc. of the “Star and Edison Businesses,” which significantly increased our scale in the Japanese life insurance market. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012, and the integration of these companies has been completed.

Competition

The life insurance markets in Japan and Korea are mature and pricing is competitive. Rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength. The aging population throughout Asia creates an increasing need for product innovation, introducing insurance products which allow for savings and income as a growing portion of the population transitions to retirement. The ability to sell through multiple and complementary distribution channels is a competitive advantage; however, competition for sales personnel, as well as access to third party distribution channels, is intense.

Products

Our international insurance operations have a diversified product mix, primarily denominated in local currencies and emphasizing death protection while supporting the growing demand for retirement and savings products. We classify our products into four general categories: life insurance protection, accident & health, retirement and annuity, which represented 56%, 7%, 19% and 18%, respectively, of full year 2014 annualized new business premiums on a constant exchange rate basis. Each product category is described below:

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

Retirement Products.    We offer a variety of retirement products, including endowments, savings-oriented variable universal life and retirement income. Endowments provide payment of the face amount on the earlier of death or policy maturity. Variable universal life products provide a non-guaranteed return linked to an underlying investment portfolio of equity and fixed income funds selected by the customer. Retirement income products combine insurance protection similar to term life with a lifetime income stream which commences at a predefined age.

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

Marketing and Distribution

Our International Insurance segment distributes its products through multiple distribution channels, including two captive agent models, Life Planners and Life Consultants, as well as bank and independent agency third-party distribution channels. For additional information on headcount for our captive agents, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Life Planners.    Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. The attributes considered when recruiting new Life Planners generally include but are not limited to: university or college degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2014 and 2013, were 7,352 and 7,248, respectively.

Life Consultants.    Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants in Japan as of December 31, 2014 and 2013, were 8,707 and 9,327, respectively.

Bank Distribution Channel.    Our Gibraltar Life operation has been selling its products through banks since 2006. Bank distribution channel sales primarily consist of products intended to provide savings features and premature death protection as well as fixed annuity products primarily denominated in U.S. and Australian dollars. Sales in this channel from 2012 through September 30, 2013, were highly concentrated in the yen-denominated single premium reduced death benefit whole life product discussed above. We view the bank distribution channel as a supplement to our core Life Planner and Life Consultant distribution channels and will pursue it on an opportunistic basis with a focus on profitable growth.

A significant portion of our sales in Japan through our bank channel distribution are derived through a single Japanese mega-bank; however, we have relationships with Japan’s four largest banks as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

Independent Agency Distribution Channel.    Our independent agency channel sells protection products and high cash value products for retirement benefits through the business market and sells a variety of other products including protection, medical and fixed annuity products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships including accounting firms, corporate agencies and other independent agencies with a balanced focus on individual and business markets. We differentiate ourselves by providing quality service to producers in this distribution channel.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance operation has its own underwriting department that employs variations of U.S. practices in underwriting individual policy risks. To the extent permitted by local regulation, we base premiums and policy charges for our products on expected death and morbidity benefits, surrender benefits, expenses, required reserves, interest rates, policy persistency and premium payment patterns. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

Pricing of similar products among our various countries is designed to achieve a generally consistent targeted rate of return by product, with the competitive environment also being a contributing factor. The profitability of our products is primarily impacted by differences between actual mortality and morbidity experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

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

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with selected third party reinsurers. We remain liable if a third party reinsurer is for some reason unable to meet its obligations. On a companywide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. As described in “Elimination of the Separation of the Businesses” above, effective January 2, 2015, results of the Closed Block, along with certain related assets and liabilities, will be reported as the Closed Block division and will be accounted for as a divested business that is reported separately from the divested businesses included in Corporate and Other.

Corporate Operations

Corporate Operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) results related to a life insurance joint venture and an asset management joint venture in China; (8) results related to our Capital Protection Framework, as discussed below; and (9) the impact of transactions with and between other segments.

Corporate Operations include results related to our Capital Protection Framework, which we employ as part of our capital management strategy. The framework considers potential capital impacts under a range of market-related stresses for which we hold on-balance sheet capital and maintain access to committed sources of capital. It includes, among other initiatives, the following:

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

•

The potential capital consequences under stress scenarios of our decision to manage a portion of our interest rate risk by less than fully hedging certain capital market risks associated with various operations, primarily the guarantees related to certain variable annuity living benefit riders, the results of which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other.”

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

Divested Businesses

Divested Businesses reflect the results of the following businesses that have been or will be sold or exited, including businesses that have been placed in wind down, that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. See Note 22 to the Consolidated Financial Statements for an explanation of adjusted operating income.

Long-Term Care.    In March 2012, we discontinued sales of our individual long-term care products and, in July 2012, we announced our decision to cease sales of group long-term care insurance effective August 1, 2012, or a later date where required by specific state law. We ceased accepting new business applications as of June 30, 2013, for our group long-term care insurance product line, with the exception of a few cases that will remain open for new business due to contractual provisions.

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

Residential Real Estate Brokerage Franchise and Relocation Services.    In 2011, we sold our real estate brokerage franchise and relocation services businesses to Brookfield Asset Management, Inc., but retained ownership of a financing subsidiary with debt and equity investments in a limited number of real estate brokerage franchises, which we have substantially exited.

Property and Casualty Insurance.    In 2003, we sold our property and casualty insurance companies to Liberty Mutual Group (“Liberty Mutual”). We have reinsured Liberty Mutual for adverse loss development for specific property and casualty risks that they did not want to retain. We believe that we have adequately reserved for our remaining property and casualty obligations under these reinsurance contracts based on the current information available.

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

•

We have not actively engaged in the assumed life reinsurance market in the United States since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance policies under the terms of the reinsurance treaties. In 2000, we sold our interest in Prudential of America Life

Insurance Company (“PALIC”), but remain subject to mortality risk for certain assumed individual life insurance policies sold by PALIC under the terms of the reinsurance treaties. We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. As of December 31, 2014, the net amount at risk was $15 million.

Discontinued Operations

Discontinued Operations reflect the results of businesses and of any direct real estate investments that qualified for “discontinued operations” accounting treatment under U.S. GAAP. For additional information related to new guidance regarding “discontinued operations” accounting, see Note 2 to the Consolidated Financial Statements.

Closed Block Business

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continued. For accounting purposes, we also segregated the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. The Closed Block has formed the principal component of the Closed Block Business. As of December 31, 2014, total attributed equity of the Closed Block Business represented 2% of the Company’s total attributed equity. For additional discussion of the Closed Block Business, see “—Overview” above. For reporting periods commencing after December 31, 2014, the distinction between the Financial Services Businesses and the Closed Block Business will be eliminated. The results of the Closed Block, along with certain related assets and liabilities, will be referred to as the Closed Block division and treated as a divested business under our definition of adjusted operating income and reported separately from other divested businesses.

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

Our strategy is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third-party all or any part of the risks under the Closed Block policies.

Through December 31, 2014, the long-term risks associated with the Closed Block Business have been 90% reinsured (subject to certain caps), including 17% reinsured by affiliates. We have also reinsured 90% of the short-term risks associated with the Closed Block Business to an affiliate, supported by a letter of credit facility with unaffiliated financial institutions (we refer to these arrangements, collectively, as the Reinsurance

Arrangements). These short-term risks represent the impact of variations in experience of the Closed Block that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The Reinsurance Arrangements were intended to alleviate the short-term surplus volatility and risk-based capital requirements within Prudential Insurance resulting from the Closed Block, including volatility caused by the impact of any unrealized mark-to-market losses or realized credit losses within the Closed Block’s investment portfolio. The results of the Reinsurance Arrangements for the Closed Block Business have been reported through December 31, 2014 in the Corporate and Other operations within the Financial Services Businesses. See Note 13 to the Consolidated Financial Statements for additional discussion on the accounting for these reinsurance arrangements.

Effective January 1, 2015, we recaptured the Reinsurance Arrangements, and entered into a reinsurance agreement with a wholly-owned subsidiary of Prudential Insurance, Prudential Legacy Insurance Company of New Jersey (“PLIC”), pursuant to which Prudential Insurance reinsured substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of PLIC, primarily on a coinsurance basis. Under the reinsurance agreement with PLIC, approximately $57 billion of Closed Block assets were transferred to PLIC. Consistent with the participating nature of the Closed Block policies and contracts, experience of the Closed Block is ultimately passed along to policyholders over time through adjustments of the annual policyholder dividend scale. Accordingly, we believe that the likelihood of a loss to PLIC under the Reinsurance Agreement resulting from inadequacy of the amount of assets transferred to the guaranteed separate account is remote.

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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below.

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations and is subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) as a “Designated Financial Company” pursuant to Dodd-Frank. Prudential Financial is also subject to regulation as an insurance holding company under applicable insurance laws. As a company with publicly-traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”) relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, Dodd-Frank was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and is expected to continue. Dodd-Frank subjects us to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital or liquid assets.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. In September 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company, and following an annual review, voted in November 2014 to maintain the designation. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, credit exposure reporting, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of regulation as a Designated Financial Company include:

•

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain bank holding companies stricter requirements and limitations relating to risk-based capital, leverage and liquidity. In February 2014, the FRB approved final rules for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations that implement certain of these and other prudential standards. The final rules incorporate a number of enhanced prudential standards that had previously been finalized and were in effect for U.S. bank holding companies, including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements. The final rules do not apply to Designated Financial Companies such as Prudential Financial. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying the enhanced prudential standards required by Dodd-Frank. We cannot predict how the FRB will apply these prudential standards to us as a Designated Financial Company, or when the prudential standards ultimately adopted or ordered with respect to Prudential Financial will begin to be applied.

•

Section 171 of Dodd-Frank (the “Collins Amendment”) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also adopted liquidity coverage ratio and supplemental leverage ratio requirements for a subset of large banking organizations. The final rules eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial Companies such as Prudential under the Collins Amendment and could provide the basis for the enhanced prudential standards ultimately to be applied by the FRB to Prudential Financial. We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

In 2014, the Company participated in the FRB’s quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on Designated Financial Companies and savings and loan holding companies that are substantially engaged in insurance underwriting activity.

Congress has amended the Collins Amendment to clarify that, in establishing minimum leverage capital requirements and minimum risk-based capital requirements for insurance holding companies the FRB supervises (including Designated Financial Companies such as Prudential), the FRB is permitted to exclude certain insurance activities from such requirements. We cannot predict whether or how the FRB will use this authority in developing capital requirements for insurance groups it supervises.

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

•

The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales. Dodd-Frank further requires that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S. maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary.

•

Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

•

We are required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. We submitted our first resolution plan on June 30, 2014, and our next resolution plan is required to be submitted by December 31, 2015. In 2015, we are also required to submit to the FRB a recovery plan that describes the steps that the Company could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.

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

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on us include:

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. In April, 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and our insurance subsidiaries, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. In addition, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company may be more onerous than the collateral posting requirements under its existing OTC derivatives contracts. We cannot predict the effect of further regulations on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocated closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also made recommendations for direct federal involvement in certain areas of insurance regulation.

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

•

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.

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

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). In its annual reassessment of G-SII designations, the FSB again identified Prudential Financial as a G-SII on November 6, 2014. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

•	Enhanced group-wide supervision;

•	Enhanced capital standards, including basic capital requirements (“BCR”) applicable to all group activities and higher loss absorption capital standards (expected to begin to be implemented in 2019);

•	Enhanced liquidity planning and management; and

•	Development of a risk reduction plan and recovery and resolution plans.

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. We have participated in field testing to assist the IAIS in its development of ComFrame, including global capital standards. In October 2013, the IAIS announced that it would develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with implementation scheduled to begin in 2019. In October 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements”, which were endorsed by the FSB and G20 in November 2014. In December 2014, the IAIS published a Consultation Document to obtain public comment on the initial proposed standard. G-SIIs will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

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

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holding companies by the Financial Services Agency (“FSA”) in Japan. In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive (“Solvency II”) which could come into force as early as January 2016. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and will impose, among other things, group level supervision mechanisms. The impact of the implementation of Solvency II on non-European insurance groups, like ourselves, that have established insurance undertakings within the EEA cannot be determined at this time.

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

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. There continue to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also included items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Our insurance, asset management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

The U.S. Department of Labor (“DOL”) is expected to issue a proposed rule in early 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could have a material impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our advisors receive for investment-related services. The exact nature and scope of any new final rule is undeterminable at this time.

USA Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”) has promulgated model laws for adoption in the United States that would provide for “group wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial if adopted. New Jersey has adopted legislation that would authorize group-wide supervision of internationally active insurance groups.

Beginning in October 2013 several of our domestic and foreign insurance regulators, and beginning in 2014, the FRB, have participated in a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

In 2012, PB&T limited its operations to trust services and Prudential Financial deregistered as a savings and loan holding company subject, in that capacity, to the examination, enforcement and supervisory authority of the FRB. As a trust-only organization, PB&T does not have access to a Federal Reserve credit line, is not permitted to issue commercial loans or checking accounts and all or substantially all deposits, if any, must be trust funds received in a fiduciary capacity. PB&T is now regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association and Prudential Financial is subject to supervision by the OCC as to whether it serves as a source of strength to PB&T. We also provide trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania.

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

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital (“RBC”) calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

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

In February 2014, the New York State Department of Financial Services (“NY DFS”) notified us that it did not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, we reached an agreement on reserving methodologies with the NY DFS for these variable annuity products and for certain life insurance products. As a result, certain of our New York licensed insurance subsidiaries will hold additional statutory reserves on a New York basis. As of December 31, 2014, our insurance subsidiaries held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to hold additional New York statutory reserves in the future, which would result in a further reduction of New York statutory surplus. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Captive Reinsurance Companies.    On December 16, 2014, the NAIC adopted a new actuarial guideline, Actuarial Guideline XLVIII—Actuarial Opinion and Memorandum Requirements for the Reinsurance of Policies Required to be Valued under Sections 6 and 7 of the NAIC Valuation of Life Insurance Policies Model Regulation (#830) (“AG 48”). AG 48 implements many of the recommendations set forth in the June 2014 report by Rector & Associates, Inc. (“Rector Report”) concerning certain transactions involving captive reinsurance companies. Specifically, AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be a “primary security”, which is defined as cash, and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other security”. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of certain term and universal life insurance policies written from and after January 1, 2015 or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC and state regulators also continue to consider additional changes based on the Rector Report.

We have used captive reinsurance subsidiaries to finance a portion of the statutory reserves for term and universal life policies that we consider to be non-economic. If AG 48 requires us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves, we may need to allocate capital or assets to our captives differently, but only for business issued on or after January 1, 2015 or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. We are continuing to review the application of AG 48, and as a result, we have not yet quantified the impact of such a reallocation. We are also currently evaluating the effect of AG 48 more generally on our use of captives and any future financing of statutory reserves for our term and universal life business.

In addition to the changes recommended by the Rector Report, the NAIC continues to consider other changes that would regulate more strictly captive reinsurance companies that assume business directly written in more than one state and apply accreditation standards to those captives that historically were applicable only to traditional insurers. The NAIC and state and federal regulators continue to study other uses of captive reinsurance companies, including for variable annuities, by the life insurance industry.

Solvency Modernization Initiative.    State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization

Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. Of the states where our insurance subsidiaries are domiciled, only New Jersey and Connecticut have enacted this model act to date. The NAIC is also exploring group capital concepts that would be appropriate for U.S.-based internationally active insurance groups. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (as of December 31, 2013), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2014, 2013 and 2012, we paid approximately $28.8 million, $66.1 million and $2.4 million, respectively, in assessments pursuant to state insurance guaranty association laws. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. The 2013 assessments paid reflect the Executive Life of New York (“ELNY”) and the Executive Life Insurance Company insolvencies. In addition, in 2011, we agreed to make a voluntary contribution of $20 million to an insurance industry solvency fund, related to ELNY, which was subsequently paid in 2013. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance, variable annuity and mutual fund products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Certain of our insurance subsidiaries are subject to SEC public reporting and disclosure requirements based on offerings of these products. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities and Commodities Regulation” affect investment advice, sales and related activities with respect to these products.

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

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are subject to federal and state regulation. In addition, we have subsidiaries that are investment advisers registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require re-approval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

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

Privacy Regulation

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to the collection and disclosure of health-related and customer information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state laws and regulations regulate the permissible uses of certain personal information, including customer information and consumer report information. Federal and state legislative and regulatory bodies may be expected to consider additional or more detailed laws and regulations regarding these subjects and the privacy and security of personal information. We are also subject to privacy laws, regulation, and directives that require our business units in countries outside the U.S. to protect the security and confidentiality of employee and customer personal information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer of employee and customer information. Federal and state financial regulators continue to focus on cybersecurity and have expressed an intent to increase emphasis in this area in their examinations of regulated entities. The Company reviews and revises its information security policies, procedures and standards accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Risk Exposure and Monitoring—Operational Risk”.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending business. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) we may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met; however, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not our shareholders or debt holders. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations as regulators seek to protect their financial systems from perceived systemic risk. Solvency regulatory approaches developed in Europe are being considered or adopted in jurisdictions such as Japan and Mexico. It is likely that the financial market dislocations will lead to changes in existing laws and regulations and regulatory frameworks, affecting our international business. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. Changes such as these can increase compliance costs and potential regulatory exposure.

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to joint venture partner risks and limits our array of potential remedies.

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the Financial Services Agency (“FSA”), the insurance regulator in Japan. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India, China and Malaysia through joint ventures. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

In 2012, the FSA implemented revisions to the solvency margin requirements and developed a consolidated basis capital standard. These new standards require insurers to adopt changes in the manner in which an insurance company’s core capital is calculated and are meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by the IAIS, as well as regulatory requirements for those companies deemed to be G-SIIs.

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

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, substantially similar to such laws in the U.S., all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2014, 2013, and 2012, we paid approximately $31 million, $31 million, and $28 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

In March 2014 amendments to the Japan Deposit Insurance Law became effective which expand the scope of the Deposit Insurance Corporation of Japan and features the development of a new comprehensive regime for the resolution of financial institutions, including life insurance companies. The amendments are in accordance with commitments made by the Government of Japan in connection with policies agreed to among the G20 financial ministers and recommendations of the Financial Stability Board for the development of an effective orderly resolution framework for dealing with a financial crisis caused by severe market disruptions.

In 2013 and 2014 the FSA announced several amendments to its “Comprehensive Guidelines for Supervision of Insurance Business Operators” and “Inspection Manual for Insurance Companies” addressing enterprise risk management readiness and own risk and solvency assessments. During the same period the FSA conducted several interviews with representatives of Japanese insurance companies (including foreign capital companies) in order to assess the current risk management practices. The FSA has periodically released the results of these interviews and intends to continue to encourage insurers to develop risk management systems which are in line with the international insurance supervisory framework, including the Insurance Core Principles (“ICP”) dealing with these subjects adopted by the IAIS in October 2011.

In 2013, the FSA indicated its intention to develop a new comprehensive regime for the resolution of financial institutions, including life insurance companies. The enabling legislation for the establishment of the regime was enacted in the fall of 2013; however, proposed regulations to effectuate these changes have not yet been released.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

On March 20, 2014, Japan repealed the Special Reconstruction Corporation Tax reducing the national corporate tax rate from 28.05% to 25.5% for tax years beginning on or after April, 1, 2014. There is a proposal to further reduce the corporate rate for tax years beginning on or after April 1, 2015. The Japanese consumption tax rate increased on April 1, 2014 from 5% to 8%. The consumption tax rate is scheduled to increase to 10% in October 2015; however, the Japanese government announced that the increase will likely be delayed until April 1, 2017. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums. The consumption tax increase has led to increased costs for insurers.

Effective in January 2015, Japan amended its inheritance tax laws, which lowered the exemption amount and increased tax rates. The increase in this tax could make protection products more attractive to our customers as they look for ways to manage the increased inheritance tax burden.

Employees

As of December 31, 2014, we had 48,331 employees and sales associates, including 28,311 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

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

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage or lower transaction volume have an adverse effect on the revenues and profitability of our asset management business, which depends on fees related primarily to the value of assets under management or transaction volume, and could decrease the value of our strategic investments.

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

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products, and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

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

•	Positions that we are required to mark to market may cause, and have caused, volatility in reported results of operations due to market fluctuations.

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

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy, and adverse political developments, including a failure to increase the federal debt ceiling), and in the Japanese economy (including due to the effects of inflation or deflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in the value of the Japanese yen relative to the U.S. dollar and, to a lesser extent, the Australian dollar). Global, U.S. or Japanese economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our businesses and profitability and require us to increase reserves or statutory capital and subject us to additional collateral posting requirements.

Our insurance and annuity products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

•	Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) or value of business acquired (“VOBA”). In addition, increasing interest rates could cause capital strain due to lower solvency margin levels of our Japanese insurance subsidiaries because the carrying value of bonds classified as available-for-sale would decline while the carrying value of liabilities would generally remain unchanged. Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	When interest rates rise, hedging activities associated with some of our products could subject us to increased collateral posting requirements.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	A decline in interest rates could require us to contribute capital to subsidiaries to support our annuities business.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile; however, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC, DSI or VOBA as noted above, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of declining or low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries. Under such conditions, we may seek additional debt or equity capital but may be unable to obtain it.

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

We may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Further, any future equity offerings would dilute the ownership interest of existing shareholders.

Disruptions in the capital markets could adversely affect Prudential Financial’s and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) access contingent sources of capital and liquidity available through our Capital Protection Framework; (2) further access other external sources of capital, including the debt or equity markets; (3) reduce or eliminate future share repurchases or shareholder dividends; (4) undertake additional capital management activities, including reinsurance transactions; (5) limit or curtail sales of certain products and/or restructure existing products; (6) undertake further asset sales or internal asset transfers; (7) seek temporary or permanent changes to regulatory rules; and (8) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

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

Our Japanese insurance operations offer products denominated in non-yen currencies, with the liabilities for these products supported by investments denominated in the corresponding currencies. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities are economically matched, the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements may differ, resulting in volatility in our net income under U.S. GAAP.

We hold investments denominated in foreign currencies in the general account of our domestic insurance subsidiaries. We generally seek to hedge this foreign currency exposure but there is no assurance that we will fully hedge this exposure or that such hedges will be effective. The value and liquidity of our foreign currency investments could be adversely affected by local adverse market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by the unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Monetary Union.

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

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

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on actual retirement, mortality, morbidity and persistency experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain nontraditional long-duration contracts.

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

We may be required to accelerate the amortization of DAC, DSI or VOBA, or recognize impairment in the value of our goodwill or certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected lives of the acquired contracts. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is assessed annually for potential impairment, or more frequently if conditions warrant, by comparing the carrying value (equity attributed to a business to support its risk) of a business to its estimated fair value at that date. As of December 31, 2014, we had goodwill balances related to certain of our businesses. Market declines or other events impacting the fair value of these businesses, or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

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

During periods of market disruption, it may be difficult to value certain of our investment securities if trading becomes less frequent or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. In addition, the fair value of certain securities may be based on one or more significant unobservable inputs even in ordinary market conditions. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Changes in our credit or financial strength ratings may therefore affect the fair value of our liabilities.

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels at December 31, 2014 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated collateral posting requirements or payments under such agreements of approximately $9 million. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.4 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate.

Prudential Insurance has been a member of the FHLBNY since June 2008. Membership allows Prudential Insurance access to FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P, Moody’s and Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

Losses due to defaults by others, including issuers of investment securities, reinsurers and derivatives counterparties, insolvencies of insurers in jurisdictions where we write business and other factors could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

We use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws and similar laws in international jurisdictions, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

We also use reinsurance as part of our capital management strategy. Ratings downgrades or financial difficulties of reinsurers may require us to utilize additional capital with respect to the impacted businesses.

Our investment portfolio is subject to risks that could diminish the value of our invested assets and the amount of our investment income, which could have an adverse effect on our results of operations or financial condition.

We record unrealized gains or losses on securities classified as “available-for-sale” in other comprehensive income (loss), and in turn recognize gains or losses in earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause (i) the market price of fixed maturity securities in our investment portfolio to decline, which could cause us to record gross unrealized losses, (ii) earnings on those securities to decline, which could result in lower earnings, and (iii) ultimately defaults, which could result in a charge to earnings. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of our investments could also have a similar effect. In addition, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to maintain our RBC levels.

Our non-coupon investment portfolio is subject to additional risks. We invest a portion of our investments in hedge funds and private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. In our real estate portfolio, we are subject to declining prices or cash flows as a result of changes in the supply and demand of leasable space, creditworthiness of tenants and partners and other factors.

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

The states of domicile of our domestic insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory actions or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

Changes to the Social Security Disability Insurance Program could have a significant impact on the group disability market.

Uncertainty around the future of the Social Security Disability Insurance (“SSDI”) program could have a substantial impact on the group disability market. Without changes to the federal funding of the SSDI program, the program is projected by its board to become insolvent in 2016. Since SSDI benefits are an offset to the benefits payable under group disability policies, any decrease in SSDI benefits, or changes in eligibility, could have a significant impact on the group disability market, including reserve impacts and increases in the cost of benefits.

Regulatory and Legal Risks

Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject, including those to which our international businesses are subject, are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally.

Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

Most of our U.S. operating insurance companies are licensed in New York, but none are domiciled in New York. In February 2014, the NY DFS notified us that it did not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, we reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products and for certain life insurance products that will require certain of our New York licensed insurance subsidiaries to hold additional statutory reserves on a New York basis. While these subsidiaries held sufficient statutory surplus on a New York basis as of December 31, 2014 to satisfy these additional reserves, the agreed reserve methodologies may require us to hold additional New York statutory reserves in the future. If we are required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

In addition, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies, including for variable annuities, and the NAIC adopted a new actuarial guideline (AG 48) that applies to certain life insurance captive reinsurance transactions. The adoption of AG 48 and other changes to applicable insurance laws may adversely affect our ability to write certain products and efficiently manage their associated risks and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulation—Insurance Operations—State Insurance Regulation—Captive Reinsurance Companies” for information on AG 48 and our use of captive reinsurance companies.

The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable Risk-Based Capital (“RBC”) requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margin ratios for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. Further, adverse financial performance in the Closed Block, including adverse investment performance, may adversely affect Prudential Insurance’s RBC ratios in the short term, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, enterprise risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, and thereby have a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” for discussion of regulation of our businesses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital or liquid assets. Key aspects of Dodd-Frank’s impact on us include:

•

As a Designated Financial Company, Prudential Financial is now subject to supervision by the FRB and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to RBC, leverage, liquidity, risk management and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly resolution in the event of severe financial distress. If the FRB and the FDIC jointly determine that our plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Our continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets to facilitate the Company’s orderly resolution. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. We will now also be subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to us as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of PGF, Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company may be more onerous than the collateral posting requirements under our existing OTC derivatives contracts.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the Company is in default or in danger of default and presents a systemic risk to U.S. financial stability, and our U.S. insurance subsidiaries would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our businesses.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards (including BCR and higher loss absorption capital standards), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. In October 2014, the IAIS concluded the development of its initial BCR framework. Depending on the directions of domestic group wide supervisors, G-SIIs such as Prudential Financial will be required to report their BCR results beginning in 2015 on a confidential basis. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework for G-SIIs is anticipated by 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing ComFrame for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019, and in December 2014 it published a proposed standard for public comment. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the FSA in Japan and proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom. In addition, the prudential regulation of insurance and reinsurance companies across the EEA is due for significant change under Solvency II, which could come into force as early as January 2016. This new regime will effect a full revision of the insurance industry’s solvency framework and prudential regime and may have significant implications for non-European insurance groups, like ourselves, that have established insurance undertakings within the EEA. There can be no assurance that Solvency II will not, at a minimum, result in increased supervisory, capital and disclosure burdens on Prudential’s EEA operations with potential broader collateral consequences to Prudential Financial.

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

Accounting standards are continuously evolving and subject to change. For example, the FASB and International Accounting Standards Board (“IASB”) have ongoing projects to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in the U.S. in which we operate could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate-owned life insurance policies (“COLI”) by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

The products we sell have different tax characteristics, in some cases generating tax deductions for the Company. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

For a discussion of the impact of the tax laws outside the U.S., see “—Other Risks—We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability” below.

Our ability to meet obligations, pay shareholder dividends, and to engage in share repurchases may be adversely affected by limitations imposed on dividends and other distributions from our subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the capital markets and bank facilities. As described under “Business—Regulation” and Note 15 to the Consolidated Financial Statements, our domestic and foreign insurance and various other subsidiary companies, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition, our management of our subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. Finally, Dodd-Frank may ultimately result in additional restrictions on transfers of funds to Prudential Financial, either to satisfy enhanced prudential standards, due to inadequate stress-test performance, or otherwise. These restrictions on Prudential Financial’s subsidiaries may limit or prevent such subsidiaries from making dividend or other payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s obligations, shareholder dividends and share repurchases. From time to time, the NAIC and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

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

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement; (ii) breach of copyright, trademark or license usage rights; or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyber attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues or financial loss to our customers and otherwise adversely affect our business.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

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

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

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

•

A man-made or natural disaster, such as an earthquake in Japan, could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

Finally, climate change may increase the frequency and severity of weather related disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long term impacts on us from climate change or related regulation.

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

Many of our insurance products sold in international markets, including Japan, provide for the buildup of cash values for the policyholder at contractually fixed guaranteed interest rates. Actual returns on the underlying investments may not necessarily support the guaranteed interest rates and there may be times when the spread between the actual investment returns and these guaranteed rates of return to the policyholder is negative. This negative spread may not be offset by the mortality, morbidity and expense charges we earn on the products, and will likely be exacerbated in prolonged periods of low interest rates.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could increase the amount of taxes that we pay or impact the sales of our products. Such changes could negatively impact sales of our products or reduce our profits.

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

In each of our businesses we face intense competition from insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and credit and financial strength ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In certain international markets in which we operate, we face competition from government owned entities that benefit from pricing or other competitive advantages. The competitive landscape in which we operate may be further affected by government sponsored programs and longer term fiscal policies. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may have or obtain pricing or other competitive advantages. Competitors that are not subject to the same regulatory framework may also have a pricing advantage, including as a result of lower capital requirements. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

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

Various jurisdictions in which our insurance companies are domiciled, including New Jersey and Japan, must approve any change of control of Prudential Financial or the insurance companies organized under their laws. Federal and state banking laws also generally require regulatory approval for a change in control of Prudential Financial, or PB&T or Prudential Trust Company. The U.S. federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control. The New Jersey Business Corporation Act prohibits certain business combinations with interested shareholders. Dodd-Frank concentration limits also impose restrictions on the acquisition of Designated Financial Companies where the resulting entity’s total liabilities exceed 10% of total U.S. financial company liabilities, which may prohibit certain companies from acquiring Prudential Financial. In addition, the FRB must approve any acquisition by a Designated Financial Company of more than 5% of the voting stock of a company engaged in financial activities with $10 billion or more in assets, such as Prudential Financial. These regulatory and other restrictions may delay or prevent a potential merger or sale of Prudential Financial, even if the Board of Directors decides that it is in the best interests of shareholders to merge or be sold.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 20, 2015, were as follows:

Name	Age	Title	Other Public Directorships
John R. Strangfeld, Jr.	61	Chairman, Chief Executive Officer and President	None
Mark B. Grier	62	Vice Chairman	None
Susan L. Blount	57	Executive Vice President and General Counsel	None
Robert M. Falzon	55	Executive Vice President and Chief Financial Officer	None
Charles F. Lowrey	57	Executive Vice President and Chief Operating Officer, International Businesses	None
Stephen Pelletier	61	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Barbara G. Koster	60	Senior Vice President and Chief Information Officer	None
Richard F. Lambert	58	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	53	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	55	Senior Vice President and Chief Investment Officer	None
Sharon C. Taylor	60	Senior Vice President, Human Resources	New Jersey Resources

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

Robert M. Falzon was elected Executive Vice President and Chief Financial Officer of Prudential Financial and Prudential Insurance in March 2013. Mr. Falzon has been with Prudential since 1983, serving in various positions. He served as Senior Vice President and Treasurer of Prudential Insurance and Prudential Financial from 2010 to 2013. Previously he had been a managing director at Prudential Real Estate Investors (“PREI”), head of PREI’s Global Merchant Banking Group and CEO of its European business; a managing director at Prudential Securities; and regional vice president at Prudential Capital Group.

Charles F. Lowrey was elected Executive Vice President and Chief Operating Officer, International Businesses, of Prudential Financial and Prudential Insurance in March 2014. He served as Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and Prudential Insurance from February 2011 to March 2014. He also served as Chief Executive Officer and President of Prudential Investment Management, Inc. from January 2008 to February 2011; and as Chief Executive Officer of Prudential Real Estate Investors, our real estate investment management and advisory business from February 2002 to January 2008. He joined the Company in March 2001, after serving as a managing director and head of the Americas for J.P. Morgan’s Real Estate and Lodging Investment Banking group, where he began his investment banking career in 1988. He also spent four years as a managing partner of an architecture and development firm he founded in New York City.

Stephen Pelletier was elected Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and Prudential Insurance in March of 2014. He served as the Chief Executive Officer of Prudential Group Insurance from July of 2013 to March of 2014. Mr. Pelletier has been with Prudential since 1992, serving in various positions including President of Prudential Annuities and Chairman and CEO of Prudential International Investments.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and Asset Management segment, which are discussed below, as of December 31, 2014, we own eight and lease 13 other principal properties throughout the U.S., some of which are used for home office functions. In addition, we are currently in the process of developing a new office building located in Newark, New Jersey, which will be used for home office functions. Our domestic operations also lease approximately 183 other locations throughout the U.S.

For our International Insurance segment, as of December 31, 2014, we own six home offices located in Japan, Korea, Taiwan, Brazil, Argentina and Malaysia, and lease three home offices located in Italy, Mexico and Poland. We also own approximately 120 and lease approximately 540 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, which includes our international investment operations, as of December 31, 2014, we lease three home offices located in Japan, Taiwan and India. We also lease 14 international principal properties located in Mexico, Japan, Hong Kong, Singapore, Korea, Germany, Australia, France, Portugal, Luxembourg and the United Kingdom, in addition to approximately 20 other branch and field offices within Europe and Asia.

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

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU”. The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2014:
Fourth Quarter	$91.67	$77.86	$0.58
Third Quarter	$93.16	$85.75	$0.53
Second Quarter	$91.10	$77.61	$0.53
First Quarter	$91.23	$80.45	$0.53

2013:
Fourth Quarter	$92.43	$75.99	$0.53
Third Quarter	$82.62	$73.30	$0.40
Second Quarter	$73.03	$54.91	$0.40
First Quarter	$60.41	$54.64	$0.40

On January 31, 2015, there were 1,509,112 registered holders of record for the Common Stock and 454 million shares outstanding.

There is no established public trading market for the Class B Stock. For the years ended December 31, 2014 and 2013, Prudential Financial paid dividends totaling $9.625 per share of Class B Stock. All shares of Class B Stock previously outstanding were repurchased and cancelled on January 2, 2015. See “Business—Elimination of the Separation of the Businesses” and Note 25 to the Consolidated Financial Statements for additional information. Prior to the repurchase and cancellation, there were three holders of record for the Class B Stock and 2 million shares outstanding.

Holders of Common Stock will be entitled to dividends if and when declared by Prudential Financial’s Board of Directors out of funds legally available to pay those dividends. Prudential Financial’s Board of Directors currently intends to continue to declare and pay dividends on the Common Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of our businesses, our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions including on the payment of dividends by Prudential Financial’s subsidiaries and requirements under Dodd-Frank; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see Note 15 to the Consolidated Financial Statements.

For information about our exchangeable surplus notes, see Note 14 to the Consolidated Financial Statements.

See Item 12 for information about our equity compensation plans.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2014 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
October 1, 2014 through October 31, 2014	996,840	$83.82	994,167
November 1, 2014 through November 30, 2014	1,009,500	$85.42	974,900
December 1, 2014 through December 31, 2014	943,647	$88.49	941,625

Total	2,949,987	$85.86	2,910,692	$500,000,000

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2014, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2014 through June 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013, from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010, from consolidated financial statements not included herein.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010, includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2014, 2013, 2012, 2011 and 2010, includes Gibraltar Life results for the twelve months ended November 30, 2014, 2013, 2012, 2011 and 2010, respectively.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$29,293	$26,237	$65,354	$24,301	$18,238
Policy charges and fee income	6,179	5,415	4,489	3,924	3,323
Net investment income	15,256	14,729	13,661	13,124	11,865
Asset management and service fees	3,719	3,485	3,053	2,897	2,442
Other income	(1,978)	(3,199)	(269)	2,008	1,305
Realized investment gains (losses), net	1,636	(5,206)	(1,441)	2,831	1,050

Total revenues	54,105	41,461	84,847	49,085	38,223

Benefits and expenses:
Policyholders’ benefits	31,587	26,733	65,131	23,614	18,285
Interest credited to policyholders’ account balances	4,263	3,111	4,234	4,484	4,209
Dividends to policyholders	2,716	2,050	2,176	2,723	2,189
Amortization of deferred policy acquisition costs	1,973	240	1,504	2,695	1,085
General and administrative expenses	11,807	11,011	11,094	10,605	8,309

Total benefits and expenses	52,346	43,145	84,139	44,121	34,077

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	1,759	(1,684)	708	4,964	4,146
Income tax expense (benefit)	349	(1,058)	213	1,515	1,266

Income (loss) from continuing operations before equity in earnings of operating joint ventures	1,410	(626)	495	3,449	2,880
Equity in earnings of operating joint ventures, net of taxes	16	59	60	182	82

Income (loss) from continuing operations	1,426	(567)	555	3,631	2,962
Income (loss) from discontinued operations, net of taxes	12	7	15	35	33

Net income (loss)	1,438	(560)	570	3,666	2,995
Less: Income (loss) attributable to noncontrolling interests	57	107	50	34	19

Net Income (loss) attributable to Prudential Financial, Inc.	$1,381	$(667)	$520	$3,632	$2,976

Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.23	$(1.57)	$1.02	$7.14	$5.25
Income (loss) from discontinued operations, net of taxes	0.02	0.02	0.04	0.07	0.07

Net income (loss) attributable to Prudential Financial, Inc.	$3.25	$(1.55)	$1.06	$7.21	$5.32

Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.20	$(1.57)	$1.01	$7.05	$5.20
Income (loss) from discontinued operations, net of taxes	0.03	0.02	0.04	0.07	0.06

Net income (loss) attributable to Prudential Financial, Inc.	$3.23	$(1.55)	$1.05	$7.12	$5.26

Dividends declared per share—Common Stock	$2.17	$1.73	$1.60	$1.45	$1.15

Basic and diluted earnings per share—Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(70.00)	$22.00	$11.50	$61.00	$229.00
Income (loss) from discontinued operations, net of taxes	0.56	0.00	(1.00)	0.00	0.50

Net income (loss) attributable to Prudential Financial, Inc.	$(69.44)	$22.00	$10.50	$61.00	$229.50

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	1.25	—	1.11	1.83	1.75

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$408,274	$386,407	$394,007	$344,688	$273,245
Separate account assets	296,435	285,060	253,254	218,380	207,776
Total assets	766,655	731,781	709,235	620,114	535,508
Future policy benefits and policyholders’ account balances	353,916	343,516	350,463	305,229	240,489
Separate account liabilities	296,435	285,060	253,254	218,380	207,776
Short-term debt	3,839	2,669	2,484	2,336	1,982
Long-term debt	19,831	23,553	24,729	24,622	23,653
Total liabilities	724,306	695,900	670,123	585,475	505,689
Prudential Financial, Inc. equity	41,770	35,278	38,503	34,130	29,346
Noncontrolling interests	579	603	609	509	473
Total equity	$42,349	$35,881	$39,112	$34,639	$29,819

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income (loss) from equity method investments, fixed charges and interest capitalized. Also excludes earnings attributable to noncontrolling interests. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss for the year ended December 31, 2013, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $1,935 million would have been required for the year ended December 31, 2013 to achieve a ratio of 1:1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” “Selected Financial Data” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

From demutualization on December 18, 2001 through December 31, 2014, the businesses of Prudential Financial have been separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes, and Prudential Financial has had two classes of common stock: the Common Stock, which is publicly traded (NYSE:PRU) and which has reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and has reflected the performance of the Closed Block Business.

On January 2, 2015, pursuant to a Share Repurchase Agreement, Prudential Financial repurchased from the Class B Holders 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B stock, for an aggregate cash purchase price of $650.8 million (the “Class B Repurchase”). The purchase price was determined by an independent appraiser under the methodology set forth in Prudential Financial’s Amended and Restated Certificate of Incorporation. Pursuant to the Share Repurchase Agreement, holders of a majority of the Class B Stock may dispute the purchase price prior to April 6, 2015, and any dispute may be resolved through arbitration. Accordingly, the final purchase price of the Class B Stock may change in the event of a dispute. Effective December 1, 2014, the Class B Repurchase was recorded within the Closed Block Business and resulted in a reduction to “Total Prudential Financial, Inc. equity” in the Consolidated Statements of Financial Position. In addition, on December 18, 2014, PHLLC redeemed all of the then outstanding IHC Debt, for an aggregate redemption price of $2.1 billion.

As a result of the Class B Repurchase, for reporting periods commencing after December 31, 2014, the Company’s earnings per share of Common Stock will reflect the consolidated earnings of Prudential Financial, and the distinction between the Financial Services Businesses and the Closed Block Business will be eliminated. See “Business—Elimination of the Separation of the Businesses” and Note 25 to the Consolidated Financial Statements for additional information.

This Annual Report on Form 10-K relates to the fiscal year ended December 31, 2014 and, accordingly, follows the historic, separate presentation of each of the businesses.

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

For reporting periods commencing after December 31, 2014, we will no longer refer to the aforementioned divisions as the Financial Services Businesses, but will continue to report on these divisions and segments and our Corporate and Other operations. In addition, the Company will report a Closed Block division, which will be comprised of the Closed Block segment, and will be accounted for as a divested business under our definition of adjusted operating income. The Closed Block division will be reported separately from our other divested businesses that are included in Corporate and Other operations.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 12 to the Consolidated Financial Statements and “Business—Overview” for more information on the Closed Block.

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

U.S. Businesses

Financial and Economic Environment.    Although economic and financial conditions continue to show signs of improvement, global market conditions and uncertainty continue to be factors in the markets in which we operate. As discussed further under “Impact of a Low Interest Rate Environment” below, interest rates in the U.S. remain lower than historical levels, which continue to negatively impact our portfolio income yields.

Regulatory Environment.    Financial markets continue to experience extensive changes in existing laws and regulations. The Company is subject to prudential regulatory standards as a Designated Financial Company. Captive reinsurance companies also continue to be under increased scrutiny and are the subject of a new actuarial guideline applicable to the Company. In addition, state insurance laws regulate our U.S. insurance businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have implemented significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities and universal life products with secondary guarantees.

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

Competitive Environment.    See “Business—Competition,” “Business—Financial Services Businesses—U.S. Retirement Solutions and Investment Management Division” and “Business—Financial Services Businesses —U.S. Individual Life and Group Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

International Businesses

Financial and Economic Environment.    Our international insurance operations, especially in Japan, continue to operate in a low interest rate environment; however, the local market has adapted to the low interest rate environment in Japan. The continued low interest rate environment in the U.S. may impact the attractiveness of U.S. dollar-denominated products in Japan relative to yen-denominated products. We are also subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen will continue to impact the relative attractiveness of both yen-denominated and non-yen denominated products.

Regulatory Environment.    Effective in April 2013, Japanese insurance regulators changed the standard discount rate for statutory reserves on new business. This resulted in increased statutory reserve requirements for new business and selective re-pricing of insurance products by insurers intended to maintain expected returns. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the European Union, and recommendations by the International Association of Insurance Supervisors, as well as regulatory requirements for those companies deemed to be global systemically important insurers (“G-SII”) in the U.S. or abroad. In addition, local regulators, including in Japan, may apply heightened scrutiny to non-domestic companies. Internationally, regulators are also increasingly adopting measures to provide greater consumer protection and privacy rights. Further, the Japanese consumption tax rate increase in 2014 has led to increased costs for insurers. Effective in January 2015, Japan amended its inheritance tax laws, which lowered the exemption amount and increased tax rates. The increase in this tax could make protection products more attractive to our customers as they look for ways to manage the increased inheritance tax burden. See “Business—Regulation—Regulation of our International Businesses” for a discussion of the consumption and inheritance taxes.

Demographics.    Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension programs, have led to a growing demand for insurance products with a significant savings element to meet savings and retirement needs as the population transitions to retirement. We are seeing a similar shift to retirement-oriented products across the Asian markets, including Korea and Taiwan, each of which also has an aging population.

Competitive Environment.    See “Business—Competition,” and “Business—Financial Services Businesses—International Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

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

For the domestic Financial Services Businesses’ general account, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2016. The domestic Financial Services Businesses’ general account has approximately $168 billion of such assets (based on net carrying value) as of December 31, 2014. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of December 31, 2014, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $168 billion of fixed maturity securities and commercial mortgage loans are approximately $75 billion of assets that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of December 31, 2014, approximately 80% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of December 31, 2014, our domestic Financial Services Businesses have approximately $166 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $50 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2014, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.8	$0.0	$0.0	$0.0	$0.0	$0.8
1.00%—1.99%	2.0	2.3	10.9	1.5	0.2	16.9
2.00%—2.99%	2.2	0.0	0.6	1.9	0.1	4.8
3.00%—4.00%	24.0	1.8	0.5	0.2	0.0	26.5
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8

Total	$29.8	$4.1	$12.0	$3.6	$0.3	$49.8

Percentage of total	60%	8%	24%	7%	1%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

Our domestic Financial Services Businesses also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $102 billion of the $166 billion of insurance liabilities and policyholder account balances in our domestic Financial Services Businesses represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

For the domestic Financial Services Businesses’ general account, assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.15% for the period from January 1, 2015 through December 31, 2016, and credit spreads remain unchanged from levels as of December 31, 2014, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $17 million in 2015 and $50 million in 2016. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $50 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or iv) any impact from other factors described below.

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

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of December 31, 2014, these operations have approximately $120 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $120 billion are approximately $7 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are substantially at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset-liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the domestic Financial Services Businesses above.

Current Developments

On October 28, 2014, we announced that we have entered into a memorandum of understanding with Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber, to acquire an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. We expect to acquire indirectly between approximately 34% and 40% of AFP Habitat from ILC, depending on the results of a pre-closing partial tender offer by ILC to acquire additional shares of AFP Habitat from public shareholders. We would acquire the indirect interest in the AFP Habitat shares from subsidiaries of ILC for 925 Chilean pesos per share, for a total purchase price of approximately $530 million to $620 million at current exchange rates as of October 28, 2014. It is expected that the transaction would result in equal ownership positions for us and ILC, with a controlling stake in AFP Habitat held through a joint holding company. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close in the first half of 2015. This acquisition will enable us to participate in the growing Chilean pension market.

On June 10, 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. We purchased 5.7 million shares in the last six months of 2014 under this authorization at a total cost of $500 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We purchased 12 million shares of our Common Stock at a total cost of $1.0 billion, under the prior twelve-month $1.0 billion share repurchase authorization that expired on June 30, 2014, including 5.9 million shares purchased in the first six months of 2014 at a total cost of $500 million.

On each of February 11, 2014, May 13, 2014, August 12, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.53 per share of Common Stock. On November 11, 2014, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock. On February 10, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock.

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank”). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a G-SII that is to be subject to enhanced regulation.

In December 2014, an amendment to the Collins Amendment was enacted to clarify that, in establishing minimum capital requirements for insurance holding companies that the Board of Governors of the Federal Reserve System (“FRB”) supervises (including Designated Financial Companies such as Prudential Financial), the FRB is permitted to exclude certain insurance activities from such requirements. For a discussion of regulation under the Dodd-Frank Act, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act”.

During the fourth quarter of 2014, we reached an agreement with the New York State Department of Financial Services (“NY DFS”) on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products and life insurance products. For a discussion of the impact of the agreement, see “Business—Regulation—Insurance Operations—State Insurance Regulation—Insurance Reserves and Regulatory Capital”.

In December 2014, the National Association of Insurance Commissioners’ (“NAIC”) Principle-Based Reserving Implementation Task Force adopted Actuarial Guideline (AG 48) designed to implement requirements related to the determination of the portion of reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies, and it became effective on January 1, 2015. For a discussion of the impact of AG 48 see “Business—Regulation—Insurance Operations—State Insurance Regulation—Captive Reinsurance Companies”.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors”.

Outlook

Management expects that results in 2015 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. In 2015, we will continue to focus on long-term strategic positioning and growth opportunities, including the following:

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

Results of Operations

Net income of our Financial Services Businesses attributable to Prudential Financial, Inc. for the year ended December 31, 2014 was $1,533 million compared to a net loss of $713 million for 2013.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2014, 2013 and 2012 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Annuities	$1,467	$2,085	$1,039
Retirement	1,215	1,039	638
Asset Management	785	723	584

Total U.S. Retirement Solutions and Investment Management Division	3,467	3,847	2,261

Individual Life	498	583	384
Group Insurance	23	157	16

Total U.S. Individual Life and Group Insurance Division	521	740	400

International Insurance	3,252	3,152	2,704

Total International Insurance Division	3,252	3,152	2,704

Corporate and Other	(1,348)	(1,370)	(1,338)

Adjusted operating income before income taxes for the Financial Services Businesses	5,892	6,369	4,027
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(3,588)	(9,956)	(3,666)
Charges related to realized investment gains (losses), net(2)	(542)	1,807	857
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	339	(250)	610
Change in experience-rated contractholder liabilities due to asset value changes(4)	(294)	227	(540)
Divested businesses(5)	167	29	(615)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	44	28	(29)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,018	(1,746)	644
Income (loss) from continuing operations before income taxes for Closed Block Business	(259)	62	64

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,759	$(1,684)	$708

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 22 to our Consolidated Financial Statements for additional information.
(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	See “—Divested Businesses.”
(6)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for 2014 presented above reflect the following:

Individual Annuities.    Segment results for 2014 decreased in comparison to 2013. The decrease reflected an unfavorable comparative impact from changes in the estimated profitability of the business, driven by market performance relative to assumptions, and annual reviews and updates of assumptions performed in the third quarter of each year. This decrease was partially offset by higher asset-based fee income, driven by higher average variable annuity account values, net of a related increase in asset-based commissions.

Retirement.    Segment results for 2014 increased in comparison to 2013. The increase reflected higher net investment spread results and higher fee income, including the contribution of significant longevity reinsurance transactions in 2014. Also contributing to the increase was a more favorable reserve impact from case experience, partially offset by higher general and administrative expenses, net of capitalization.

Asset Management.    Segment results for 2014 increased in comparison to 2013, primarily reflecting higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows. The increase also reflected higher performance-based incentive fees, net of expenses, partially offset by lower commercial mortgage results.

Individual Life.    Segment results for 2014 decreased in comparison to 2013, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions and unfavorable reserve updates for guaranteed minimum death benefits, partially offset by lower integration costs associated with the acquisition of The Hartford Life Business, higher net contributions from investment results and more favorable mortality experience, net of reinsurance.

Group Insurance.    Segment results decreased in 2014 in comparison to 2013, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions as well as higher operating expenses, partially offset by more favorable comparative underwriting results in our group disability business and a higher contribution from net investment spread results.

International Insurance.    Segment results for 2014 increased in comparison to 2013, reflecting a favorable comparative impact from our annual reviews and updates of assumptions, net business growth and the absence of integration costs associated with our acquisition of the Star and Edison Businesses. These items were partially offset by less favorable foreign currency exchange rates, higher net expenses and higher reserve refinements. Prior year results also benefited from both the impact of a gain on our investment, through a consortium, in China Pacific Group and from a greater impact from accelerated earnings due to surrenders of certain fixed annuities.

Corporate and Other operations.    The results for 2014 as compared to 2013 reflect a decrease in losses primarily driven by reduced retained corporate expenses and lower capital and operating debt interest expense, net of investment income, partially offset by lower income from our qualified pension plan.

Closed Block Business.    Income from continuing operations before income taxes decreased from 2013 primarily driven by an increase in the policyholder dividend obligation and costs associated with the early redemption of the IHC Debt, partially offset by an increase in net realized investment gains.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Financial Services Businesses:
Revenues	$47,199	$35,425	$78,590
Benefits and expenses	45,181	37,171	77,946

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,018	(1,746)	644
Income tax expense (benefit)	455	(1,074)	192

Income (loss) from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	1,563	(672)	452
Equity in earnings of operating joint ventures, net of taxes	16	59	60

Income (loss) from continuing operations for Financial Services Businesses	1,579	(613)	512
Income from discontinued operations, net of taxes	11	7	17

Net income (loss)—Financial Services Businesses	1,590	(606)	529
Less: Income attributable to noncontrolling interests	57	107	50

Net income (loss) of Financial Services Businesses attributable to Prudential Financial, Inc.	$1,533	$(713)	$479

Closed Block Business:
Revenues	$6,906	$6,036	$6,257
Benefits and expenses	7,165	5,974	6,193

Income (loss) from continuing operations before income taxes for Closed Block Business	(259)	62	64
Income tax expense (benefit)	(106)	16	21

Income (loss) from continuing operations for Closed Block Business	(153)	46	43
Income (loss) from discontinued operations, net of taxes	1	0	(2)

Net income (loss)—Closed Block Business	(152)	46	41
Less: Income attributable to noncontrolling interests	0	0	0

Net income (loss) of Closed Block Business attributable to Prudential Financial, Inc.	$(152)	$46	$41

Consolidated:

Net income (loss) attributable to Prudential Financial, Inc.	$1,381	$(667)	$520

Results of Operations—Financial Services Businesses

2014 to 2013 Annual Comparison.     Income from continuing operations for the Financial Services Businesses increased $2,192 million. Results reflect the following:

•

$5,443 million favorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities, primarily reflecting changes in the market value of derivatives due to a decrease in interest rates in 2014 compared to an increase in interest rates in 2013 (see “—Realized Investment Gains and Losses” for additional information);

•

$4,313 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information); and

•	$889 million higher net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in “Accumulated other comprehensive income” (“AOCI”), driven by changes in the value of the Japanese yen against the U.S. dollar in both years (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

Partially offsetting these increases were the following:

•

$5,765 million less favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by a decrease in interest rates in 2014 compared to an increase in 2013, reflecting our management of interest rate risk through this framework (see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•

$1,529 million unfavorable impact reflecting tax expense in 2014 compared to a tax benefit in 2013, largely driven by pre-tax income in 2014 compared to a loss in 2013 (see “—Income Taxes” for additional information); and

•

$1,047 million unfavorable variance, before taxes, from adjustments to deferred policy acquisition and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program (see “—Results of Operations for Financial Services Businesses by Segment” for additional information).

In addition to these impacts, results reflect business growth including the impact of higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division.

2013 to 2012 Annual Comparison.    Income from continuing operations for the Financial Services Businesses decreased $1,125 million. Results reflect the following:

•

$3,072 million unfavorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities;

•

$2,392 million lower net pre-tax earnings resulting from the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations which are economically matched and offset in AOCI, driven by the weakening of the Japanese yen; and

•

$1,802 million unfavorable impact from net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities, primarily reflecting changes in the market value of derivatives due to changes in interest rates and foreign currency exchange rate movements.

Partially offsetting these decreases were the following:

•

$1,903 million more favorable results, on a pre-tax basis, associated with our Capital Protection Framework, driven by an increase in interest rates, reflecting our management of interest rate risk through this framework;

•

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

•	$1,266 million favorable impact reflecting a decrease in income tax expense driven by a pre-tax loss in 2013 compared to pre-tax income in 2012.

In addition to the items above, our segment’s earnings benefited from business growth, including the impact from higher account values, particularly within our U.S. Retirement Solutions and Investment Management Division, growth of in force in our International Insurance Division, contributions from our acquisition of the Hartford Life Business, and higher income from non-coupon investments.

Results of Operations—Closed Block Business

For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business” below.

Segment Measures

Adjusted Operating Income.    In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to the understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Results of the Closed Block Business are evaluated and presented in accordance with U.S. GAAP. As described in “—Overview” above, for reporting periods commencing after December 31, 2014, the Company will no longer refer to the Financial Services Businesses or the Closed Block Business. The Closed Block division will be accounted for as a divested business under our definition of adjusted operating income. Under both the current reporting for the Closed Block Business and the future reporting for the Closed Block division, its results are excluded from adjusted operating income.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2014, DAC and DSI in our Financial Services Businesses were $15.6 billion and $1.5 billion, respectively, and DAC in our Closed Block Business was $410 million.

Amortization methodologies

DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,558 million.

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities in our Individual Annuities segment, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.” For additional information on our internally-defined hedge target, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results.”

The amortization methodologies for products not discussed above primarily relate to less significant DAC balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC balance as of December 31, 2014.

Annual assumptions review and quarterly adjustments

Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Results for all reported periods reflect performance of this review in the third quarter of each year. Beginning in 2015, we will perform our annual review of assumptions during the second quarter. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of December 31, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity rate of return.

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

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2014 was $4.1 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. These reserves are discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2014
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$41
Increase in future mortality by 1%	$(43)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to mortality assumptions drove the most significant changes to amortization expense. For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2014, 2013 and 2012, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For the variable annuity contracts of our Individual Annuities segment, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options. The DAC and DSI balances associated with our domestic variable annuity contracts were $5.4 billion and $1.5 billion, respectively, as of December 31, 2014. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2014
	Increase/ (Decrease) in DAC	Increase/ (Decrease) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(136)	$(59)
Increase in future rate of return by 100 basis points	$120	$55

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to lapse rate and utilization rate assumptions drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2014, 2013 and 2012, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to either gross premiums or estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2014, VOBA was $2,836 million, and included $1,554 million related to the acquisition from AIG of the Star and Edison Businesses on February 1, 2011, and $1,036 million related to the acquisition of the Hartford’s individual life insurance business on January 2, 2013. See Note 3 to the Consolidated Financial Statements for additional information on these acquisitions. The remaining $246 million primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses.

The VOBA associated with the individual life insurance business acquired from the Hartford is generally amortized over the expected life of the acquired contracts in proportion to estimates of gross profits. A significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment. The following table provides a demonstration of the sensitivity of that VOBA balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the VOBA balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of VOBA, and does not reflect changes in reserves.

December 31, 2014
Increase/(Decrease) in VOBA
(in millions)
Decrease in future mortality by 1%	$18
Increase in future mortality by 1%	$(19)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted

above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to investment-related assumptions drove the most significant changes to amortization expense. For a discussion of the drivers of results related to our Individual Life segment for the year ended December 31, 2014, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

The VOBA associated with the inforce contracts acquired from AIG of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to premiums rather than gross profits. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements.

Goodwill

As of December 31, 2014, our goodwill balance of $831 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $235 million related to our Asset Management business, $137 million related to our Gibraltar Life and Other operations and $15 million related to our International Insurance Life Planner business.

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

In the International Insurance’s Life Planner business and the Asset Management segment, we elected to bypass the qualitative assessment and complete the impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2015 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2015 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

In the Retirement Full Service business and Gibraltar Life and Other operations, we also elected to bypass the qualitative assessment and complete the impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected weighted average rate of return to the projected future cash flows of the reporting unit. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The weighted average rate of return (“WARR”) represents the required rate of return on total capitalization. It is comprised of a required rate of return on equity of a company and the current tax-affected cost of debt, which are then weighted by the relative percentages of equity and debt assumed in the capital structure. To estimate the return on equity, we applied the Capital Asset Pricing Model (“CAPM”). The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. CAPM is determined by beginning with the long-term risk-free rate of return then applying adjustments that consider the equity risk premium required for large company common stock investments as well as company specific adjustments to address volatility, small company premiums and other risks particular to a specific company. The WARR calculation is applied to a group of companies considered peers of the reporting unit to develop a weighted average rate of return for the peer group which is then used to estimate the market expected weighted average rate of return for the reporting unit. This process resulted in a discount rate of 12% which was then applied to the expected future cash flows of the Retirement Full Service business and Gibraltar Life and Other operations to estimate their respective fair values.

After completion of Step 1 of the quantitative tests, the fair values exceeded the carrying amounts for each of the four reporting units and we concluded there was no impairment as of December 31, 2014. The Asset Management, International Insurance’s Life Planner, Gibraltar Life and Other operations, and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts, each by more than 75%.

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

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments; and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.

We present at fair value in the statements of financial position our investments classified as available-for-sale (including fixed maturity and equity securities), investments classified as trading such as our trading account assets supporting insurance liabilities, derivatives and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 20 to the Consolidated Financial Statements and “—Valuation of Assets and Liabilities—Fair Value of Assets and Liabilities.”

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

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

•

For certain product guarantees, primarily certain living benefit features of the variable annuity products in our Individual Annuities segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

The following paragraphs provide additional details about the reserves established by each of our segments.

The future policy benefit reserves for our International Insurance segment, which as of December 31, 2014, represented 41% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2014 represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. For contracts that have recorded a premium deficiency reserve, we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense, and interest rate assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, determined as of the date of issue, net of accumulated amortization.

The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2014 represented 5% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements.

The future policy benefit reserves for our Individual Life segment, which as of December 31, 2014, represented 4% of our total future policy benefit reserves, primarily relate to variable life, term life and universal life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.

The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2014 represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products. These reserves are generally determined as the present value of expected future benefits and expenses less future premiums. Most contracts have recorded a premium deficiency reserve, for which we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions, as described above.

The remaining reserves for future policy benefits for the Financial Services Businesses, which represented 2% of our total future policy benefit reserves as of December 31, 2014, primarily represents reserves for the group life and disability benefits in our Group Insurance segment. This includes our liability for unpaid claims and claim adjustment expenses for our Group Insurance segment of $2.9 billion as of December 31, 2014 which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. For short duration contracts, we do not establish loss liabilities until a loss has occurred. Our liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are mortality and claim termination factors, an assumed interest rate and Social Security offsets. Long-term disability claims and claim termination experience may be affected by the economic environment and internal factors such as our claims management process.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2014, represented 23% of our total future policy benefit reserves are determined using the net level premium method. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Sensitivity for Future Policy Benefit Reserves

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

December 31, 2014
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$177
Increase in future rate of return by 100 basis points	$(143)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to projected interest rate assumptions, partially offset by refinements to our methodology for applying reversion to the mean, drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2014, 2013 and 2012, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For certain living benefit features of the variable annuities in our Individual Annuities segment that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2014, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2014, 2013 and 2012, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unearned revenue reserves

Our unearned revenue reserve (“URR”), reported as a component of “Policyholders’ account balances,” is $1.6 billion as of December 31, 2014. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2014 was $1.3 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2014
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$42
Increase in future mortality by 1%	$(43)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to mortality assumptions drove the most significant changes to our URR reserve. For a discussion of the drivers of URR adjustments related to our Individual Life segment for the years ended December 31, 2014, 2013 and 2012, see “—Results of Operations for Financial Services Businesses by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

Pension and Other Postretirement Benefits

We sponsor pension and other postretirement benefit plans covering employees who meet specific eligibility requirements. Our net periodic costs for these plans consider an assumed discount (interest) rate, an expected rate of return on plan assets, expected increases in compensation levels, mortality and trends in health care costs. Of these assumptions, our expected rate of return assumptions and our discount rate assumptions have historically had the most significant effect on our net period costs associated with these plans.

The Company updated its mortality assumption as of December 31, 2014 with respect to its measure of its domestic pension and postretirement obligations as a result of a review of plan experience following the Society of Actuaries (“SOA”) final issuance in October 2014 of a study of rates of mortality and expected future improvement in mortality rates for U.S. participants. See Note 18 to the Consolidated Financial Statements for additional information on the effect of this mortality assumption update.

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2014 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2013, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2014
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(111)	$(17)
Decrease in expected rate of return by 100 basis points	$111	$17

Foreign pension plans represent 5% of plan assets at the beginning of 2014. An increase in expected rate of return by 100 basis points would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 basis points would result in an increase in net periodic pension costs of $6 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2013 methodology we employed to determine our discount rate for 2014. Our assumed discount rate for 2014 was 4.95% for our domestic pension plans and 4.75% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2013, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2014
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(44)	$(5)
Decrease in discount rate by 100 basis points	$105	$3

Foreign pension plans represent 16% of plan obligations at the beginning of 2014. An increase in discount rate by 100 basis points would result in a decrease in net periodic pension costs of $4 million; conversely, a decrease in discount rate by 100 basis points would result in an increase in net periodic pension costs of $5 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2014, see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2015, we will decrease the discount rate to 4.10% from 4.95% in 2014. The expected rate of return on plan assets will remain unchanged at 6.25%, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2014, the sensitivity of our domestic and international pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2014
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation
	(in millions)
Increase in discount rate by 100 basis points	$(1,400)	$(197)
Decrease in discount rate by 100 basis points	$1,703	$217

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Company provides for U.S. income taxes on a portion of its unremitted foreign earnings of its operations in Japan, and the unremitted foreign earnings of certain operations in India, Germany, and Taiwan. In addition, beginning in 2012, the Company provides for U.S. income taxes on a portion of current year foreign earnings for its insurance operations in Korea. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2014 of $56 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2014, 2013 and 2012 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2014 requiring the application of critical accounting estimates. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific feature. The reserves for our GMDB and GMIB features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our optional guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design features. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Hedging Program Results.”

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income generally drives other items such as our pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, the impact of market changes which can be either positive or negative, and outflows related to surrenders, withdrawals, benefit payments and contract charges. The annuity industry competitive landscape, which has been dynamic over the last few years, may impact our net flows and new business sales. The following table sets forth account value information for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$154,140	$135,342	$113,535
Sales	10,008	11,513	20,032
Surrenders and withdrawals	(8,852)	(7,727)	(6,806)

Net sales	1,156	3,786	13,226
Benefit payments	(1,799)	(1,617)	(1,450)

Net flows	(643)	2,169	11,776
Change in market value, interest credited and other activity	8,666	19,826	12,710
Policy charges	(3,499)	(3,197)	(2,679)

Ending total account value	$158,664	$154,140	$135,342

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $155.1 billion, $150.4 billion and $131.6 billion as of December 31, 2014, 2013 and 2012, respectively. Fixed annuity account values were $3.6 billion, $3.7 billion and $3.7 billion as of December 31, 2014, 2013 and 2012, respectively.

2014 to 2013 Annual Comparison.    Our account values are significantly impacted by net sales and the impact of market performance. The increase in account values during 2014 was largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation. Positive net sales also contributed to account value growth, but to a lesser extent, as results for 2014 compared to 2013 reflected a decline in sales coupled with an increase in surrenders and withdrawals. The decline in net sales reflected a decline in sales of our products with the highest daily benefit, partially offset by higher sales of the Prudential Defined Income (“PDI”) product, and higher surrenders and withdrawals, primarily driven by partial withdrawals from contracts with certain optional living benefit features. Partially offsetting these net increases in account values were higher contract charges on contractholder accounts, primarily reflecting higher average account values.

2013 to 2012 Annual Comparison.    The increase in account values during 2013 was largely driven by favorable changes in the market value of contractholder funds, primarily driven by equity market appreciation. Positive net sales also contributed to account value growth, but to a lesser extent, as results for 2013 compared to 2012 reflected a decline in sales coupled with an increase in surrenders and withdrawals. The decline in sales primarily reflected the impacts of adaptations we made to our products in order to maintain appropriate return prospects and improve our risk profile. Partially offsetting these net increases in account values were higher contract charges on contractholder accounts, primarily reflecting higher average account values.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues	$4,710	$4,465	$3,983
Benefits and expenses	3,243	2,380	2,944

Adjusted operating income	1,467	2,085	1,039
Realized investment gains (losses), net, and related adjustments	521	(5,918)	(1,882)
Related charges	(137)	1,716	942

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,851	$(2,117)	$99

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income decreased $618 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $207 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions. Also contributing to the increase were lower amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net charge of $129 million and a net benefit of $696 million in 2014 and 2013, respectively. The $129 million net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this net charge was a $14 million net benefit resulting from an annual review and update of assumptions, primarily driven by modifications to our economic and actuarial assumptions. The $696 million net benefit in 2013 included a $301 million net benefit resulting from the annual review and update of assumptions and other refinements performed in that year. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions.

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

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in net benefits of $696 million and $81 million in 2013 and 2012, respectively. The $696 million net benefit in 2013 included a $301 million net benefit resulting from the annual review and update of assumptions and other refinements performed in that period. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions. The $81 million net benefit in 2012 reflected the impact of positive market performance on customer accounts relative to our assumptions, which more than offset a $106 million net charge resulting from the annual reviews and updates of assumptions performed in that period.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $245 million, primarily driven by a $311 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $63 million decline in net investment income, driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $863 million. Absent the $825 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $38 million. General and administrative expenses, net of capitalization, increased $111 million, driven by higher asset-based commissions and asset management costs due to account value growth, as discussed above. Interest expense increased $16 million, driven by issuance of longer duration debt, partially offset by repayments of debt. Partially offsetting these increases was a $45 million decrease in interest credited to policyholders’ account balances driven by lower average account values in the general account. Amortization of DAC decreased $22 million primarily due to lower amortization rates, and policyholders’ benefits decreased $22 million primarily due to changes in reserves.

2013 to 2012 Annual Comparison.    Revenues increased $482 million, primarily driven by a $553 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $77 million decline in net investment income, driven by lower average account values in the general account due to surrenders of legacy general account products and net transfers from the general account to the separate accounts.

Benefits and expenses decreased $564 million. Absent the $615 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $51 million. General and administrative expenses, net of capitalization, increased $84 million, driven by higher asset-based commissions and asset management costs due to account value growth, partially offset by reduced costs to support business initiatives. Insurance and annuity benefits increased $28 million, driven by higher revenues used in determining reserve provisions, related to the increase in fee income discussed above. These increases were partially offset by a $52 million decline in interest credited to policyholders’ account balances driven by lower average account values in the general account, as discussed above.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions, such as contractholder longevity/mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design features, such as an automatic rebalancing feature, also referred to as an asset transfer feature, and inclusion of certain optional living benefits in our hedging program.

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on the static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to help mitigate our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as required allocation to our general account for certain of our products. We have also introduced new products that diversify our risk profile and incorporate provisions in product design allowing frequent revisions of key pricing elements. In addition, certain fees are based on the greater of a benefit guarantee amount or the contractholder account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our hedging program to help manage the risk associated with certain of our optional guarantees. The hedge program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedge program, we enter into derivative positions that seek to replicate the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding this program see “—Variable Annuities Hedging Program Results” below.

For our optional living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of actual future claims depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current optional living benefits features provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value. In the first quarter of 2013, we launched our PDI variable annuity, to complement our variable annuity products with the highest daily benefit. PDI provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate account.

The majority of our variable annuity contracts with optional living benefits features, and all new contracts sold with our highest daily living benefits feature, include two risk mitigants in the form of an automatic rebalancing feature and inclusion in our hedging program. The guaranteed benefits of certain legacy products that were sold prior to our implementation of the automatic rebalancing feature are also included in our hedging program. Certain legacy guaranteed minimum accumulation benefit (“GMAB”) products include the automatic rebalancing feature, but are not included in the hedging program. The PDI product and contracts with the GMIB feature have neither risk mitigant. Rather than utilizing a capital markets hedging replication-based strategy, certain risks associated with PDI are managed through the limitation of contractholder asset allocations to single bond fund sub-account and through an asset/liability duration management strategy.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing feature because the contractholder also selected a living benefit feature which includes an automatic rebalancing feature. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these lives.

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	December 31,
	2014		2013		2012
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both risk mitigants(2)	$110,953	72%	$105,630	71%	$89,167	68%
Hedging program only	11,395	7%	12,229	8%	11,744	9%
Automatic rebalancing only	1,771	1%	2,280	2%	2,787	2%
Neither risk mitigant-PDI	2,777	2%	793	0%	0	0%
Neither risk mitigant-Other Products	3,324	2%	3,666	3%	3,556	3%

Total living benefit/GMDB features	$130,220		$124,598		$107,254

GMDB features only(3):
Neither risk mitigant	24,863	16%	25,869	16%	24,354	18%

Total variable annuity account value	$155,083		$150,467		$131,608

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured life.
(2)	Contracts with both risk mitigants have optional living benefits that are included in our living benefits hedging program, and have an automatic rebalancing feature.
(3)	Reflects contracts that only include a GMDB feature and do not have an automatic rebalancing feature.

For contracts with living benefit/GMDB features, the increase in account values that include both risk mitigants as of December 31, 2014 compared to the prior periods primarily reflects sales of our latest product offerings with our highest daily optional living benefits feature, as well as market appreciation. The net increase in account values related to contracts with neither risk mitigant was driven by sales of our PDI product.

Variable Annuity Hedging Program Results

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

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedging program to help manage certain capital market risks associated with certain of these guarantees. Our hedging program utilizes an internally-defined hedge target. We review our hedge target and hedging program on an ongoing basis, and may periodically adjust them based on our evaluation of the risks associated with the guarantees and other factors. As currently defined, our hedge target includes the following modifications to the assumptions used in the U.S. GAAP valuation:

•	The impact of NPR is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•

The assumptions used in the projection of customer account values for fixed income and equity funds and the discounted net living benefits (claims less fees) are adjusted to reflect returns in excess of risk-free rates equal to our expectations of credit risk premiums.

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

	As of December 31,
	2014	2013
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$8.1	$0.5
Less: NPR Adjustment	(6.7)	(2.2)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	14.8	2.7
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	6.1	3.9

Hedge target liability/(contra-liability)	$8.7	$(1.2)

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

	As of December 31, 2014				As of December 31, 2013
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.2	$0.0	$0.0	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	14.5	(0.4)	87.7	5.1	11.1	(0.5)	72.2	(2.8)
Options	10.4	0.4	25.5	0.5	7.1	0.4	23.6	0.1

Total	$25.1	$0.0	$113.2	$5.6	$18.4	$(0.1)	$95.8	$(2.7)

(1)	Includes interest rate swaps for which offsetting positions exist in Corporate and Other operations, reflecting the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. See “—Corporate and Other.

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

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than changes related to actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance—In order to project future account value changes, we make certain assumptions about how each underlying fund will perform. We map contractholder funds to hedgeable indices that we believe are the best representation of the liability to be hedged in the capital markets. The difference between the modeled fund performance and actual fund performance results in basis that can be either positive or negative.

•

Net Market Impact—We incur rebalancing costs related to the dynamic rebalancing of the hedging instruments as markets move. Our hedging program is also subject to the impact of implied and realized market volatility on the hedge positions relative to our hedge target that can lead to positive or negative results.

•

Liability Basis—We make assumptions about expected changes in the hedge target related to certain items, such as contractholder behavior. The difference between the actual change in the hedge target and the expected changes we have modeled results in basis that can be either positive or negative.

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

	Year ended December 31,
	2014	2013	2012
	(1)
	(in millions)
Hedge Program Results:
Change in fair value of hedge positions	$7,209	$(9,465)	$(2,737)
Change in value of hedge target(2)	(7,630)	9,234	3,480

Net hedging impact(2)(3)	(421)	(231)	743

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(421)	$(231)	$743
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)(4)	(1,997)	902	(817)
Change in the NPR adjustment(2)	3,824	(4,333)	(1,810)

Subtotal	1,406	(3,662)	(1,884)

Related benefit/(charge) to amortization of DAC and other costs(2)	(496)	1,161	968

Net impact of assumption updates and other refinements(5)	(631)	(1,533)	(46)

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(3)	$279	$(4,034)	$(962)

(1)	Positive amount represents income; negative amount represents a loss.
(2)	Excludes the impacts of assumption updates and other refinements.
(3)	Excludes $(3,036) million, $1,603 million and $101 million in 2014, 2013 and 2012, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(4)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.
(5)	Represents the total U.S. GAAP impact of assumption updates and other refinements on our hedge target, net of related changes in the NPR adjustment, related changes in amounts attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, and related amortization of DAC and other costs.

The net hedging charge of $421 million for 2014 was primarily driven by fund underperformance relative to indices and unfavorable liability basis. The net benefit from the change in the NPR adjustment of $3,824 million was driven by net increases in the base embedded derivative liability before NPR, primarily due to declining interest rates. Each of these items resulted in partial offsets included in the related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $631 million was primarily driven by modifications to our actuarial assumptions, including updates to our lapse assumption, to reflect our review of emerging experience, future expectations and other data, and other refinements. Included within the results above is a net charge of $35 million related to prior periods. See Note 1 to the Consolidated Financial Statements for additional information.

The net hedging charge of $231 million for 2013 was primarily driven by fund underperformance relative to indices and an unfavorable net market impact, partially offset by favorable liability basis. The net charge from the change in the NPR adjustment of $4,333 million was driven by net decreases in the base embedded derivative liability before NPR, primarily reflecting the impact of favorable capital markets conditions, as well as tightening of our NPR credit spreads. Each of these items resulted in partial offsets included in the related benefit to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $1,533 million was primarily driven by modifications to our lapse rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. These updates increased expected claims significantly more than expected fees, which increased our net liability.

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

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues	$12,077	$6,028	$36,595
Benefits and expenses	10,862	4,989	35,957

Adjusted operating income	1,215	1,039	638
Realized investment gains (losses), net, and related adjustments	591	(1,489)	(171)
Related charges	(4)	1	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	151	(718)	406
Change in experience-rated contractholder liabilities due to asset value changes	(106)	695	(336)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,847	$(472)	$536

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income increased $176 million. The increase was primarily driven by higher net investment spread results, higher fee income and a more favorable reserve impact from case experience. The increase in net investment spread results reflected higher income primarily from higher returns on non-coupon investments, the impact of crediting rate reductions and mortgage loan prepayment fees, partially offset by lower reinvestment rates. The increase in fee income was driven by increases in account values from the contribution of significant longevity reinsurance transactions in the third and fourth quarter of 2014, market appreciation and higher average investment-only stable value account values. The more favorable reserve impact from case experience reflected the impact of reserve updates for certain legacy group annuity contracts and favorable mortality for longevity reinsurance contracts. These net increases were partially offset by higher general and administrative expenses, net of capitalization, primarily driven by an unfavorable comparative adjustment to the amortization of VOBA to reflect the impact on estimated gross profits of higher than expected lapses, as well as higher costs to support corporate initiatives and higher compensation costs.

Results also included an unfavorable comparative impact from our annual reviews and updates of assumptions, which resulted in net charges of $13 million and $4 million for the third quarter of 2014 and 2013, respectively, related to adjustments to the amortization of DAC, VOBA and reserves on our products. The net charge in the third quarter of 2014 was driven by unfavorable updates to actuarial and economic assumptions, while the net charge in the third quarter of 2013 was driven by unfavorable updates to actuarial assumptions, partially offset by favorable updates to economic assumptions.

2013 to 2012 Annual Comparison.    Adjusted operating income increased $401 million. The increase was primarily driven by higher net investment spread results, a more favorable reserve impact from case experience and higher fee income. The increase in net investment spread results reflected higher income on institutional investment products account values, driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012 and higher income from non-coupon investments. The more favorable reserve impact from case experience reflected the impact of favorable mortality related to the pension risk transfer contracts. Higher fee income was driven by net additions of investment-only stable value account values and increases in full service account values primarily from market appreciation. These net increases were partially offset by higher general and administrative expenses, net of capitalization, primarily driven by higher compensation costs.

Results also included a favorable comparative impact from our annual reviews and updates of assumptions, which resulted in net charges of $4 million and $13 million for the third quarter of 2013 and 2012, respectively. Additionally, results for the year ended 2012 included $78 million related to a legal settlement, partially offset by a $29 million charge for the write off of an intangible asset on a business we acquired in 2008.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $6,049 million. Premiums increased $5,896 million primarily driven by two significant pension risk transfer transactions that closed in the fourth quarter of 2014. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $142 million primarily reflecting higher income from higher returns on non-coupon investments and mortgage loan prepayment fees, partially offset by lower reinvestment rates. Policy charges and fee income, asset management and service fees and other income increased $11 million, primarily from higher fee income driven by significant longevity reinsurance transactions in the third and fourth quarter of 2014 and higher average investment-only stable value account values, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $5,873 million. Policyholders’ benefits, including the change in policy reserves, increased $5,878 million, primarily reflecting the increase in premiums discussed above. Absent this increase and the net increase from the annual reviews and updates of assumptions discussed above, benefits and expenses decreased $15 million. Interest credited to policyholders’ account balances decreased $53 million, primarily reflecting the impact of crediting rate reductions on full service general account stable value account values. Partially offsetting this decrease was a $30 million increase in general and administrative expenses, net of capitalization, primarily driven by an unfavorable comparative adjustment to the amortization of VOBA, and higher costs to support corporate initiatives and higher compensation costs. In addition, the amortization of DAC increased $10 million reflecting amortization primarily related to the significant pension risk transfer transactions that closed in the fourth quarter of 2014, which is offset above in policyholders’ benefits, including the change in policy reserves.

2013 to 2012 Annual Comparison.    Revenues decreased $30,567 million. Premiums decreased $31,502 million primarily driven by significant pension risk transfer transactions that closed in the fourth quarter of 2012. Net investment income increased $864 million primarily reflecting higher income on institutional investment products account values, driven by the significant pension risk transfer transactions and higher income on non-coupon investments, partially offset by lower portfolio yields on full service general account stable value account values. Policy charges and fee income, asset management and service fees and other income increased $71 million, primarily from higher fee income driven by net additions of investment-only stable value account values and market appreciation of full service account values.

Benefits and expenses decreased $30,968 million. Policyholders’ benefits, including the change in policy reserves, decreased $30,870 million, primarily driven by reserves recorded upon the closing of the significant pension risk transfer transactions in the fourth quarter of 2012. Absent this decrease and the net increase from the annual reviews and updates of assumptions and certain other items, as discussed above, benefits and expenses decreased $138 million. Interest credited to policyholders’ account balances decreased $166 million reflecting the runoff of traditional guaranteed investment products in our institutional investment products business and the impact of crediting rate reductions on full service general account stable value account values. The amortization of DAC decreased $23 million, reflecting amortization related to the significant pension risk transfer transactions that closed in the fourth quarter of 2012. Partially offsetting these decreases was a $45 million increase in general and administrative expenses, net of capitalization driven primarily by higher compensation costs.

Account Values

Our account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA, and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances see “—Asset Management.”

	Year ended December 31,
	2014	2013	2012
	(in millions)
Full Service:
Beginning total account value	$173,502	$148,405	$139,430
Deposits and sales	23,934	20,677	16,390
Withdrawals and benefits	(22,601)	(18,711)	(19,223)
Change in market value, interest credited and interest income and other activity	9,361	23,131	11,808

Ending total account value	$184,196	$173,502	$148,405

Net additions (withdrawals)	$1,333	$1,966	$(2,833)

Institutional Investment Products:
Beginning total account value	$149,402	$141,435	$90,089
Additions	43,293	17,294	55,005
Withdrawals and benefits	(16,036)	(9,951)	(8,495)
Change in market value, interest credited and interest income(1)	5,833	1,081	4,687
Other(1)(2)	(2,851)	(457)	149

Ending total account value	$179,641	$149,402	$141,435

Net additions	$27,257	$7,343	$46,510

(1)	Prior period amounts have been reclassified to conform to current period presentation.
(2)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

2014 to 2013 Annual Comparison.    The increase in full service account values primarily reflects the impact of equity market appreciation in 2014 on the market value of customer funds. The decrease in net additions was primarily due to net participant withdrawals in 2014 compared to net participant additions in the prior year, partially offset by an increase from net plan sales.

The increase in institutional investment products account values was primarily driven by $36.4 billion of additions resulting from significant pension risk transfer transactions that closed in the third and fourth quarter of 2014, including $31.7 billion of longevity reinsurance transactions. Partially offsetting this increase was net withdrawals of investment-only stable value accounts, primarily driven by existing intermediary relationships reaching saturation levels and an increase in the number of competitors in the marketplace.

2013 to 2012 Annual Comparison.    The increase in full service account values primarily reflects the impact of equity market appreciation in 2013 on the market value of customer funds. The increase in net additions (withdrawals) was primarily driven by a higher volume of large plan sales and a lower volume of large plan lapses.

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

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues	$2,840	$2,678	$2,376
Expenses	2,055	1,955	1,792

Adjusted operating income	785	723	584
Realized investment gains (losses), net, and related adjustments	(10)	(6)	(47)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	41	90	40

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$816	$807	$577

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income increased $62 million. The increase primarily reflected higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows. The increase also reflected higher performance-based incentive fees, net of expenses, primarily related to certain fixed income funds, partially offset by lower commercial mortgage results, driven by the continued run off of the interim loan portfolio.

2013 to 2012 Annual Comparison.    Adjusted operating income increased $139 million. The increase reflected higher asset management fees, net of expenses, as a result of higher assets under management due to market appreciation and positive net asset flows. Also contributing to the increase were improved strategic investing results driven by the absence of $69 million of losses incurred in 2012 associated with two real estate investments, partially offset by a lower contribution from the segment’s commercial mortgage activities.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$877	$838	$775
Retail customers(1)	720	631	509
General account	424	412	383

Total asset management fees	2,021	1,881	1,667

Incentive fees	91	62	48
Transaction fees	26	25	40
Strategic investing	45	52	(12)
Commercial mortgage(2)	100	115	164

Other related revenues(3)	262	254	240

Service, distribution and other revenues(4)	557	543	469

Total revenues	$2,840	$2,678	$2,376

(1)	Consists of fees from: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(4)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $77 million in 2014, $75 million in 2013 and $66 million in 2012.

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $162 million. Asset management fees increased $140 million primarily as a result of higher assets under management due to market appreciation and positive net asset flows. Performance-based incentive fees increased $29 million primarily related to certain fixed income funds. Service, distribution and other revenues increased $14 million mainly reflecting higher fees and net investment income related to certain consolidated funds. Partially offsetting these increases was a $15 million decrease in commercial mortgage revenues, driven by the continued run off of the interim loan portfolio.

Expenses, as shown in the table above under “—Operating Results,” increased $100 million, primarily driven by higher compensation costs.

2013 to 2012 Annual Comparison.    Revenues increased $302 million. Asset management fees increased $214 million, driven by higher average asset values due to positive net flows and market appreciation. Service, distribution and other revenues increased $74 million, driven by higher revenues from certain consolidated funds, which were fully offset by higher expenses related to noncontrolling interests in these funds, as well as higher servicing fee income from our commercial mortgage business. Strategic investing revenues increased $64 million, as 2012 included $69 million of losses associated with two real estate investments. Performance-based incentive fee revenues increased $14 million, driven by outperformance within public equity accounts in 2013.

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

Expenses, as shown in the table above under “—Operating Results,” increased $163 million primarily driven by higher compensation costs and higher expenses related to revenues associated with certain consolidated funds.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2014	2013	2012
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$63.8	$63.4	$51.7
Fixed income	270.0	243.8	230.8
Real estate	36.2	34.5	31.2

Institutional customers(1)	370.0	341.7	313.7

Retail customers:
Equity	122.8	117.0	86.6
Fixed income	61.0	51.5	50.3
Real estate	2.3	2.2	1.8

Retail customers(2)	186.1	170.7	138.7

General account:
Equity	7.7	8.9	9.4
Fixed income	368.1	347.2	363.7
Real estate	1.6	1.4	1.5

General account	377.4	357.5	374.6

Total assets under management	$933.5	$869.9	$827.0

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of: (a) individual mutual funds and variable annuities and variable life insurance separate account assets; (b) funds invested in proprietary mutual funds through our defined contribution plan products; and (c) third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	December 31,
	2014	2013	2012
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$341.7	$313.7	$271.8
Net additions (withdrawals), excluding money market activity:
Third party	0.7	19.4	17.2
Affiliated	1.8	(0.4)	(1.5)

Total	2.5	19.0	15.7
Market appreciation	26.9	10.3	26.2
Other increases (decreases)(1)	(1.1)	(1.3)	0.0

Ending Assets Under Management	$370.0	$341.7	$313.7

Retail Customers:
Beginning Assets Under Management	$170.7	$138.7	$119.3
Net additions (withdrawals), excluding money market activity:
Third party	4.7	4.4	12.8
Affiliated	(0.5)	1.6	(6.2)

Total	4.2	6.0	6.6
Market appreciation	11.6	26.7	13.4
Other increases (decreases)(1)	(0.4)	(0.7)	(0.6)

Ending Assets Under Management	$186.1	$170.7	$138.7

General Account:
Beginning Assets Under Management	$357.5	$374.6	$326.7
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0
Affiliated(2)	3.9	7.4	37.6

Total	3.9	7.4	37.6
Market appreciation	25.8	(2.8)	15.3
Other increases (decreases)(1)	(9.8)	(21.7)	(5.0)

Ending Assets Under Management	$377.4	$357.5	$374.6

(1)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $13.9 billion, $21.0 billion and $7.9 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	General account affiliated net additions (withdrawals) includes net additions of $4.6 billion from two significant pension risk transfer transactions in the Retirement segment for the year ended December 31, 2014, net additions of $7.9 billion for the year ended December 31, 2013 from the acquisition of the Hartford Life Business on January 2, 2013 and $31.0 billion from two significant pension risk transfer transactions in the Retirement segment for the year ended December 31, 2012.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2014	2013
	(in millions)
Co-Investments:
Real estate	$277	$342
Fixed income	112	108
Seed Investments:
Real estate	32	30
Public equity	268	224
Fixed income	210	158

Total	$899	$862

The $37 million increase in strategic investments was primarily driven by seed investments in newly launched fixed income and public equity funds, partially offset by decreases in real estate co-investments.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues	$5,226	$4,620	$3,367
Benefits and expenses	4,728	4,037	2,983

Adjusted operating income	498	583	384
Realized investment gains (losses), net, and related adjustments	1,092	(724)	(38)
Related charges	(341)	286	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,249	$145	$346

On January 2, 2013, we acquired The Hartford’s individual life insurance business (the “Hartford Life Business”) through a reinsurance transaction. We have incurred approximately $93 million of the total expected pre-tax integration costs of approximately $120 million, inclusive of capitalized expenses, including approximately $33 million during 2014. After integration is complete, we expect annual cost savings of approximately $90 million and, as of December 31, 2014, we have achieved approximately 75% of this annual savings on a run rate basis. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income decreased $85 million, including an unfavorable comparative impact from our annual reviews and updates of assumptions and other refinements. These impacts resulted in a $63 million net charge in 2014 driven by unfavorable updates to economic assumptions, compared to a $27 million net benefit in 2013 driven by favorable updates to actuarial assumptions. In addition, the current year included $32 million of costs, net of capitalized expenses, associated with the integration of The Hartford Life Business, while the prior year included $51 million of such costs.

Absent the effect of the items discussed above, adjusted operating income decreased $13 million primarily driven by unfavorable reserve updates for guaranteed minimum death benefits and an expected unfavorable impact from unaffiliated reserve financing to support business growth. These impacts were partially offset by a higher net contribution from investment results, due to higher invested assets to support business growth and required capital and higher income from non-coupon investments, more favorable mortality experience, net of reinsurance and the impact of cost savings associated with The Hartford Life Business integration.

2013 to 2012 Annual Comparison.    Adjusted operating income increased $199 million, primarily reflecting a favorable comparative impact from our annual reviews and updates of assumptions and other refinements. These impacts resulted in a $27 million net benefit in 2013 driven by favorable updates to actuarial assumptions, compared to a $27 million net charge in 2012 driven by unfavorable updates to economic assumptions. In addition, 2013 also included $51 million of integration costs associated with the Hartford Life Business acquisition compared to $20 million of transaction and other costs in 2012.

Absent the effect of the items discussed above, adjusted operating income increased $176 million driven by approximately $157 million of earnings from the acquired in force business and a favorable $77 million mortality variance. Mortality experience, net of reinsurance, was favorable relative to expected levels in 2013, compared to unfavorable in 2012. These favorable items were partially offset by higher distribution costs reflecting expanded third party distribution and increased sales, higher compensation expenses, and lower net investment spread results driven by lower reinvestment rates, partially mitigated by higher income from non-coupon investments.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $606 million. Absent the impact from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $524 million. Policy charges and fees and asset management and service fees and other income increased $272 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions, and increased affiliated reserve financing, which is offset by higher interest expense, as discussed below. Net investment income increased $214 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below, as well as higher income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $691 million. Absent the impact of our annual reviews and updates of assumptions and other refinements, as well as integration costs, discussed above, benefits and expenses increased $536 million. Policyholders’ benefits, including interest credited to account balances, increased $218 million, primarily reflecting universal life insurance business growth, and unfavorable reserve updates for guaranteed minimum death benefits, partially offset by more favorable mortality experience, net of reinsurance. Interest expense increased $125 million related to financing transactions with offsets in revenue, as discussed above. The amortization of DAC increased $132 million including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

2013 to 2012 Annual Comparison.    Revenues increased $1,253 million. Absent the impact from our annual reviews and updates of assumptions and other refinements discussed above, revenues increased $1,519 million. Policy charges and fees and asset management and service fees and other income increased $1,061 million primarily driven by business growth, particularly from our universal life insurance business, including the impact from the Hartford Life Business acquisition, partially offset by the continued expected run-off of variable life insurance in force. Net investment income increased $373 million reflecting business growth, including the impact of higher asset balances from the Hartford Life Business acquisition, and more favorable results from non-coupon investments, partially offset by the impact of lower reinvestment rates.

Benefits and expenses increased $1,054 million. Absent the impact of our annual reviews and updates of assumptions and other refinements, benefits and expenses increased $1,374 million. Policyholders’ benefits, including interest credited to account balances, increased $930 million primarily due to growth of our universal life block of business, including the impact of insurance liabilities from the Hartford Life Business acquisition, partly offset by more favorable mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $348 million, primarily driven by Hartford Life Business operating expenses and integration costs, as well as higher distribution costs and compensation expenses.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	2014			2013			2012
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$21	$31	$52	$16	$22	$38	$13	$8	$21
Universal Life(1)	41	178	219	40	457	497	38	180	218
Term Life	36	145	181	39	157	196	39	134	173

Total	$98	$354	$452	$95	$636	$731	$90	$322	$412

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 10%, 33% and 32% of Universal Life annualized new business premiums for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 to 2013 Annual Comparison.    Annualized new business premiums decreased $279 million primarily driven by pricing and other actions taken in 2013 to limit the concentration of sales of the universal life insurance product with secondary, or “no lapse”, guarantees, and the discontinuation of the Hartford Life Business products.

2013 to 2012 Annual Comparison.    Annualized new business premiums increased $319 million, primarily driven by an increase in sales of universal life insurance products due to expanded distribution as a result of the acquisition of the Hartford Life Business, as well as changes in the competitive positioning of our products. Most of the universal life sales increase was from products with secondary guarantees.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues	$5,357	$5,518	$5,601
Benefits and expenses	5,334	5,361	5,585

Adjusted operating income	23	157	16
Realized investment gains (losses), net, and related adjustments	66	(24)	(8)
Related charges	(5)	(5)	0

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$84	$128	$8

Benefits ratio(1):
Group life(2)	89.3%	88.5%	90.9%
Group disability(2)	99.8%	92.8%	98.1%
Administrative operating expense ratio(3):
Group life	11.1%	10.1%	10.0%
Group disability	30.2%	26.6%	25.3%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)	Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life and group disability benefits ratios were 89.2% and 87.0% for 2014, respectively, 89.5% and 93.9% for 2013, respectively, and 90.9% and 98.9% for 2012, respectively.
(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income decreased $134 million, primarily reflecting unfavorable comparative impacts from our annual reviews and updates of assumptions and other refinements. Results for 2014 included a $107 million net charge from these updates in the third quarter of 2014, which included a $48 million net charge for certain group disability reserves related to prior periods. See Note 1 to the Consolidated Financial Statements for additional information. Results for 2013 included a $45 million net benefit, reflecting favorable updates to actuarial assumptions and other refinements used in calculating both group life and group disability reserves. Excluding the effect of these items, adjusted operating income increased $18 million primarily driven by more favorable underwriting results in our group disability business and a higher contribution from net investment spread results, partially offset by higher operating expenses and less favorable underwriting results in our group life business. The more favorable underwriting results for our group disability business reflected higher claim resolutions and fewer new claims, partially offset by higher claim severity for long-term contracts. The less favorable underwriting results for the group life business reflected higher claim severity for non-experience-rated contracts, partially offset by more favorable results for experience-rated contracts.

2013 to 2012 Annual Comparison.    Adjusted operating income increased $141 million reflecting a greater benefit from the impacts of our annual reviews and updates of assumptions and other refinements. Results for 2013 included a $45 million net benefit from these updates, reflecting favorable updates to actuarial assumptions and other refinements used in calculating both group life and group disability reserves, compared to a $7 million net benefit from these updates in 2012. Excluding these impacts, adjusted operating income increased $103 million primarily driven by more favorable underwriting results in both our group life and group disability businesses. The more favorable underwriting results for the group life business reflected lower claim severity for non-experience-rated contracts, partly due to adverse claim severity that occurred in the first quarter of 2012. The more favorable underwriting results for the group disability business reflected higher claim resolutions and reduced claim incidence for long-term disability contracts. Our general and administrative expenses were essentially flat, as higher compensation costs and other costs to support business initiatives were offset by lower expenses associated with updates to premium tax estimates, as well as the absence of costs related to an increase in legal reserves and other costs in 2012.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $161 million. Excluding an increase of $51 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $212 million. The decrease reflected $239 million of lower premiums and policy charges and fee income in both our group life and group disability businesses driven by lapses resulting from continued pricing discipline on contract renewals. Partially offsetting the decrease is a $28 million increase in net investment income driven by higher income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $27 million. Excluding an increase of $203 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses decreased $230 million primarily reflecting a $287 million decrease in policyholders’ benefits, including the change in reserves, for both our group life and group disability businesses. The decrease for both businesses included reduced claim incidence, reflecting lapses. The decline in our group life business also reflected a lower level of claims for experience-rated contracts. The decline in our disability business also reflected higher claim resolutions, partially offset by higher claim severity for long-term contracts. Partially offsetting these decreases was an increase of $41 million in general and administrative expenses, including higher compensation costs, costs associated with our claims management process, and other costs to support business initiatives.

2013 to 2012 Annual Comparison.    Revenues decreased $83 million. Excluding a decrease of $44 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements discussed above, revenues decreased $39 million. The decrease reflected $50 million lower premiums and policy charges and fee income in both our group life and group disability businesses. For our group life business, the decline reflected a decrease from lapses of non-experience-rated contracts, partially offset by an increase from experience-rated contracts primarily driven by unfavorable claim experience. For our disability business, the decline was driven by our enhanced pricing discipline.

Benefits and expenses decreased $224 million. Excluding a decrease of $82 million resulting from the impacts of our annual reviews and updates of assumptions and other refinements discussed above, benefits and expenses decreased $142 million. Policyholders’ benefits, including the change in reserves, decreased $147 million, driven by declines for both our group life and group disability businesses. The decline in our group life business reflected lower claim severity and increased lapses for non- experience-rated contracts, partially offset by an increase from experience-rated contracts, driven by unfavorable claim experience. The decline in our group disability business reflected higher claim resolutions and reduced claim incidence for long-term contracts. Our general and administrative expenses were essentially flat, as higher compensation costs and other costs to support business initiatives were offset by lower expenses associated with updates to premium tax estimates, as well as the absence of costs related to an increase in legal reserves and other costs in 2012.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Annualized new business premiums(1):
Group life	$189	$240	$304
Group disability	67	73	135

Total	$256	$313	$439

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2014 to 2013 Annual Comparison.    Total annualized new business premiums decreased $57 million reflecting our continued pricing discipline for both group life and group disability products.

2013 to 2012 Annual Comparison.    Total annualized new business premiums decreased $126 million primarily driven by enhancements in our pricing discipline for both group life and group disability products.

International Insurance Division

Foreign Currency Exchange Rate Movements and Related Hedging Strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including the use of derivative contracts and by holding U.S. dollar-denominated assets in certain of our foreign subsidiaries.

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

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, we have implemented a new reporting structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure will be effective for financial reporting beginning in the first quarter of 2015.

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

	December 31,
	2014	2013
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$2.0	$2.7

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.2	8.1
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.2
Other	0.1	0.1

Subtotal	12.4	8.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.8	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.9

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.0	10.1

Total hedges	$16.0	$12.8

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $29.1 billion and $27.6 billion as of December 31, 2014 and 2013, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

The U.S. dollar-denominated investments that hedge the U.S. dollar-equivalent shareholder return on equity from our Japanese insurance operations are recorded on the books of yen-based entities and, as a result, foreign currency exchange rate movements will impact their value on the local books of our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments on the local books of our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by employing internal hedging strategies between a subsidiary of Prudential Financial and these yen-based entities. These internal hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities. See “—Liquidity and Capital Resources—Liquidity—Liquidity associated with other activities—Foreign exchange hedging activities” for a discussion of our internal hedging strategies.

These U.S. dollar-denominated investments also pay a coupon which is generally higher than what a similar yen-denominated investment would pay. The incremental impact of this higher yield on our U.S. dollar-denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investments, as well as interest rate environments in both the U.S. and Japan at the time of the investments. See “—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of December 31, 2014, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2015, 2016 and 2017, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2012, 2013 and 2014 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 85, 80 and 82 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1180, 1160 and 1150 Korean won per U.S. dollar, respectively. Our results for 2015 will reflect the impact of translating yen and Korean won-denominated earnings at fixed currency exchange rates of 91 yen per U.S. dollar and 1120 Korean won per U.S. dollar, respectively.

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

	Year ended December 31,
	2014	2013	2012
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$275	$222	$(92)
Corporate and Other operations:
Impact of intercompany arrangement(1)	(275)	(222)	92
Settlement gains (losses) on forward currency contracts	293	240	(72)

Net benefit (detriment) to Corporate and Other operations	18	18	20

Net impact on consolidated revenues and adjusted operating income	$293	$240	$(72)

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of December 31, 2014 and 2013, the notional amounts of these forward currency contracts were $2.6 billion and $3.5 billion, respectively, of which $2.0 billion and $2.7 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI, whereas the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, are excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” Included in “Realized investment gains (losses), net, and related adjustments” were net losses of $3,073 million, $3,962 million and $1,570 million, for the years ended December 31, 2014, 2013 and 2012, respectively. As discussed above, we have implemented a new reporting structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure will be effective for financial reporting beginning in the first quarter of 2015 and will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For the U.S. and Australian dollar-denominated assets being transferred to these divisions, the net cumulative unrealized investment gains associated with foreign exchange remeasurement recorded in AOCI as of November 30, 2014 will be recognized in earnings within “Realized investment gains (losses), net” over time as the assets mature or are sold.

As discussed in Note 1 to the Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings through November 30, 2014 and Gibraltar Life’s current period assets and liabilities represent balances as of November 30, 2014.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 91 yen per U.S. dollar and Korean won at a rate of 1120 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Revenues:
Life Planner operations	$9,267	$8,978	$9,002
Gibraltar Life and Other operations	10,799	13,562	20,584

Total revenues	20,066	22,540	29,586

Benefits and expenses:
Life Planner operations	7,678	7,461	7,521
Gibraltar Life and Other operations	9,136	11,927	19,361

Total benefits and expenses	16,814	19,388	26,882

Adjusted operating income:
Life Planner operations	1,589	1,517	1,481
Gibraltar Life and Other operations	1,663	1,635	1,223

Total adjusted operating income	3,252	3,152	2,704

Realized investment gains (losses), net, and related adjustments(1)	(2,192)	(4,065)	(1,989)
Related charges	(59)	(140)	(60)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	188	468	204
Change in experience-rated contractholder liabilities due to asset value changes	(188)	(468)	(204)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(63)	(58)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,006	$(1,116)	$597

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

2014 to 2013 Annual Comparison.    Adjusted operating income from Life Planner operations increased $72 million including a net unfavorable impact of $16 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods benefited from the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $17 million net benefit in 2014, compared to a $19 million net benefit in 2013, primarily driven by favorable updates to actuarial assumptions in both periods. Results for 2014 also included a $24 million net unfavorable impact primarily from reserve refinements in our Korean and Japan operations, compared to a $78 million charge to strengthen reserves in 2013, primarily for certain policies on a previously-acquired business.

Excluding the effect of these items, adjusted operating income increased $36 million primarily reflecting growth of business in force driven by sales results and continued strong persistency as well as more favorable mortality experience, partially offset by higher expenses in the current period.

Adjusted operating income from our Gibraltar Life and Other operations increased $28 million including a net unfavorable impact of $39 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $15 million net charge in 2014, driven by unfavorable updates to economic assumptions and other refinements, compared to a $108 million net charge in 2013, primarily driven by unfavorable updates to actuarial assumptions. Results for 2014 also included a $73 million charge for reserve refinements, $43 million of which is related to prior periods. See Note 1 to the Consolidated Financial Statements for more information. Results for 2013 also included a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013, as well as $28 million of integration costs related to the acquisition of the Star and Edison Businesses and a $23 million charge for reserve refinements.

Excluding the effect of these items, adjusted operating income increased $62 million primarily reflecting higher net investment spreads, gains on sales of fixed assets, the absence of certain policyholder dividend refinements that were made in the first quarter of 2013 and lower expenses. Partially offsetting these variances was a lesser impact from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars, as well as less favorable mortality experience.

2013 to 2012 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $36 million including a net favorable impact of $51 million from currency fluctuations. Results for 2013 included a $78 million charge to strengthen reserves primarily for certain policies on a previously-acquired business. Both periods benefited from the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $19 million benefit in 2013, compared to a $20 million benefit in 2012.

Excluding the effect of these items, adjusted operating income increased $64 million. This increase primarily reflected growth of business in force driven by sales results and continued strong persistency, partially offset by lower contributions from net investment spreads as a result of lower reinvestment rates.

Adjusted operating income from our Gibraltar Life and Other operations increased $412 million including a net favorable impact of $38 million from currency fluctuations. Results for 2013 benefited from lower integration costs relating to the acquisition of the Star and Edison Businesses, for which we incurred $138 million in 2012 compared to $28 million in 2013. Adjusted operating income for both periods reflected the impact from partial sales of our previous investment held in China Pacific Group, which contributed a $66 million gain in 2013 compared to a $60 million gain in 2012. Partially offsetting these favorable variances was a $108 million charge in 2013 from our annual reviews and updates of assumptions and other refinements, as discussed above.

Excluding the effect of these items, adjusted operating income increased $366 million, primarily reflecting business growth, favorable results from non-coupon investments and higher cost savings resulting from Star and Edison integration synergies. In addition, results for 2013 benefited from favorable mortality experience and accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $289 million including a net unfavorable impact of $351 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $640 million. This increase was primarily driven by higher premiums and policy charges and fee income of $465 million related to growth of business in force. Net investment income increased $150 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $217 million including a net favorable impact of $335 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $552 million. Policyholder benefits, including changes in reserves, increased $456 million primarily driven by business growth. These items were partially offset by favorable mortality experience and lesser comparative reserve refinements, as discussed above. General and administrative expenses, net of capitalization, increased $83 million primarily due to higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $2,763 million, including a net unfavorable impact of $411 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $2,352 million, driven by a $2,358 million decrease in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflected the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and pricing actions taken on certain retirement and protection products in 2013, as well as lower premiums from the Life Consultant distribution channel and reserve refinements, as discussed above. The decrease in revenues also included the impact of $66 million from the sale of our investment in China Pacific Group during the first quarter of 2013, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $2,791 million including a net favorable impact of $372 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $2,419 million. Policyholder benefits, including changes in reserves, decreased $2,350 million driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and pricing actions taken on certain retirement and protection products in 2013.

2013 to 2012 Annual Comparison.    Revenues from our Life Planner operations decreased $24 million including a net unfavorable impact of $682 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $658 million. This increase was primarily driven by higher premiums and policy charges and fee income of $535 million related to growth of business in force in our Japan operation. Net investment income increased $141 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations decreased $60 million including a net favorable impact of $733 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $673 million. Policyholder benefits, including changes in reserves, increased $535 million primarily driven by business growth as well as charges to strengthen reserves primarily for certain policies, as discussed above. The amortization of DAC increased $58 million primarily reflecting the growth of business in force. General and administrative expenses, net of capitalization, increased $51 million primarily due to higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $7,022 million including a net unfavorable impact of $2,388 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $4,634 million. This decrease was driven by a $4,830 million decrease in premiums and policy charges and fee income primarily reflecting the repricing and subsequent discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products in 2013. Net investment income increased $271 million primarily reflecting portfolio growth and favorable results from non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $7,434 million, including a net favorable impact of $2,426 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $5,008 million. Policyholder benefits, including changes in reserves, decreased $4,749 million driven by lower sales of yen-denominated single premium reduced death benefit whole life policies. In addition, general and administrative expenses, net of capitalization, decreased $263 million primarily driven by lower integration costs and higher integration synergies relating to the acquisition of the Star and Edison Businesses.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,161	$1,128	$1,354
Gibraltar Life	1,584	1,756	2,724

Total	$2,745	$2,884	$4,078

On a constant exchange rate basis:
Life Planner operations	$1,218	$1,147	$1,261
Gibraltar Life	1,681	1,789	2,456

Total	$2,899	$2,936	$3,717

The amount of annualized new business premiums for any given period can be significantly impacted by several factors, including but not limited to: addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

2014 to 2013 Annual Comparison.    The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2014					Year Ended December 31, 2013
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total
	(in millions)
Life Planners	$696	$113	$343	$66	$1,218	$553	$104	$439	$51	$1,147
Gibraltar Life:
Life Consultants	380	74	124	178	756	434	96	131	135	796
Banks(2)	439	1	10	200	650	657	1	9	102	769
Independent Agency	108	30	66	71	275	88	32	69	35	224

Subtotal	927	105	200	449	1,681	1,179	129	209	272	1,789

Total	$1,623	$218	$543	$515	$2,899	$1,732	$233	$648	$323	$2,936

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 7% and 54%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2014, and 38% and 46%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2013. Single pay and short-term limited pay products generally have less death benefit protection per premium paid than longer-term recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $71 million. Results reflected higher sales of whole life products and annuity products in our Korean operation and of whole life products and accident and health products in our Brazilian operation. These increases were partially offset by a net decline in sales in our Japanese operations where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term life products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $108 million. Bank channel sales declined $119 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. and Australian dollar-denominated annuity products and U.S. dollar-denominated whole life products. Life Consultant sales declined $40 million primarily due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products as well as a lower Life Consultant count, partially offset by higher sales of Australian dollar-denominated annuity products. Independent Agency sales increased $51 million primarily driven by higher sales of Australian dollar-denominated annuity products.

2013 to 2012 Annual Comparison.    The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2013					Year Ended December 31, 2012
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total
	(in millions)
Life Planners	$553	$104	$439	$51	$1,147	$451	$174	$561	$75	$1,261
Gibraltar Life:
Life Consultants	434	96	131	135	796	401	136	177	133	847
Banks(2)	657	1	9	102	769	1,128	33	12	110	1,283
Independent Agency	88	32	69	35	224	73	178	51	24	326

Subtotal	1,179	129	209	272	1,789	1,602	347	240	267	2,456

Total	$1,732	$233	$648	$323	$2,936	$2,053	$521	$801	$342	$3,717

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 38% and 46%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2013, and 73% and 20%, respectively, of total bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2012. Single pay and short-term limited pay products generally have less death benefit protection per premium paid than longer-term recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $114 million driven by a $115 million decrease in Japan. The decline in Japan primarily reflected accelerated sales of U.S. dollar-denominated retirement income and cancer whole life products in 2012 prior to crediting rate and tax law changes, respectively. These declines were partly offset by increased sales of protection and yen-denominated retirement income products in Japan. In addition, increased sales from growth of our Life Planner operation in Brazil were offset by lower sales in Taiwan and Korea.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $667 million. Bank channel sales declined $514 million reflecting lower sales of yen-denominated single premium reduced death benefit whole life policies, partially offset by higher sales of recurring premium whole life products. Independent Agency and Life Consultant sales declined $102 million and $51 million, respectively, driven by accelerated sales of cancer whole life products and U.S. dollar-denominated retirement income and whole life products in 2012 due to tax law and crediting rate changes, respectively.

Salesforce

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2014	2013	2012
Life Planners:
Japan	3,328	3,258	3,216
All other countries	4,024	3,990	3,842
Gibraltar Life Consultants	8,707	9,327	11,333

Total	16,059	16,575	18,391

2014 to 2013 Comparison.    The number of Life Planners increased by 104, driven by an increase of 140 in Brazil as a result of recruiting efforts and agency growth. Life Planner growth in Japan of 70 was offset by a decline of 73 in Korea as a result of a more stringent selection process.

The number of Gibraltar Life Consultants decreased by 620, primarily reflecting the continuation of terminating Life Consultants for not meeting minimum sales production standards as part of an ongoing competency assessment.

2013 to 2012 Comparison.    The number of Life Planners increased by 190, driven by an increase of 202 in Brazil as a result of recruiting efforts and agency growth. Life Planner growth in Japan of 42 was offset by a decline of 44 in Taiwan.

The number of Gibraltar Life Consultants decreased by 2,006, primarily reflecting the termination of Life Consultants for not meeting minimum sales production standards as part of an ongoing competency assessment.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating results:
Capital debt interest expense	$(626)	$(655)	$(699)
Operating debt interest expense, net of investment income	(126)	(140)	(53)
Pension and employee benefits	185	243	162
Other corporate activities(1)	(781)	(818)	(748)

Adjusted operating income	(1,348)	(1,370)	(1,338)

Realized investment gains (losses), net, and related adjustments	(3,656)	2,270	469
Related charges	4	(51)	(24)
Divested businesses	167	29	(615)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	1	(11)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(4,835)	$879	$(1,519)

(1)	Includes consolidating adjustments.

2014 to 2013 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $22 million. Net charges from other corporate activities declined $37 million, primarily reflecting reduced retained corporate expenses, including lower compensation related costs, and the absence of the accelerated recognition of deferred bond issuance costs related to capital and operating debt redeemed in 2013. These reductions were partially offset by increased costs for enhanced regulatory supervision, an unfavorable comparative impact for the change in our estimate of payments arising from use of the Social Security Master Death file matching criteria to identify both deceased policy and contract holders, and an unfavorable impact from our annual reviews and updates of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders. Capital debt interest expense decreased $29 million, primarily driven by the replacement of higher coupon debt with new issuances at lower rates during 2013. Operating debt interest expense, net of investment income, decreased $14 million driven by higher income on higher levels of invested assets.

Results from pension and employee benefits decreased $58 million. Income from our qualified pension plan decreased $80 million driven by lower expected returns from a decline in value of fixed income plan assets and higher interest costs on the plan obligation from a higher discount rate. Additionally, an unfavorable comparative impact of retained benefit expenses, including the impact of plan amendments in 2013, contributed to the decline in pension and employee benefits results. These declines were partially offset by lower post-retirement plan expense driven by higher expected returns from an increase in value of equity plan assets and lower post-employment plan expense driven by favorable 2014 census and assumption updates.

Following the SOA’s final issuance in October 2014 of a study of mortality rates and expected future improvement in mortality rates for U.S. benefit plan participants, we reviewed our plan experience and updated our mortality assumption with respect to the measure of our domestic pension and postretirement obligations, effective December 31, 2014.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2015, we will also decrease the discount rate to 4.10% from 4.95% in 2014. The expected rate of return on plan assets and the assumed rate of increase in compensation will remain unchanged at 6.25% and 4.5%, respectively. Giving effect to the foregoing assumptions and other factors, including the mortality assumption change, we expect income from our qualified pension plan in 2015 to be approximately $5 million to $15 million higher than 2014 levels. The increase is driven by higher expected returns on plan assets due to higher than expected plan fixed income asset growth in 2014 as well as lower interest costs on the plan obligation due to the lower discount rate. These increases are partially offset by the impact of the mortality assumption update, the related increase in the plan obligation and its effect on interest costs and amortization of actuarial losses.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2015, we will also decrease the discount rate to 3.95% from 4.75%. The expected rate of return on plan assets will remain unchanged at 7.00%. We expect other postretirement benefit expenses in 2015 to be approximately $5 million to $15 million higher than 2014 levels. The increase in expenses is driven by the impact of the mortality assumption update, the related increase in the plan obligation and its effect on interest costs and amortization of actuarial losses as well as the net impact of the lower discount rate. These increases are partially offset by a change in our expected claims based on a review of our plan experience.

In 2015, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

2013 to 2012 Annual Comparison.    The loss from Corporate and Other operations, on an adjusted operating income basis, increased $32 million. Operating debt interest expense, net of investment income, increased $87 million driven by higher levels of operating debt proceeds held in cash for debt prefunding activities and to provide additional flexibility for the cash needs in our businesses. Net charges from corporate activities increased $70 million and included the impact of our annual review and update of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders. This update resulted in net charges of $78 million for 2012. Excluding the impact of this update, the increase in net charges from other corporate activities was primarily driven by increased retained corporate expenses including higher compensation costs due to improvement in company earnings and favorable equity market performance. Capital debt interest expense decreased $44 million due to lower levels of capital debt and the retirement of debt issued at higher interest rates.

Results from Corporate and Other operations pension and employee benefits increased $81 million primarily due to the absence of an increase in recorded liabilities for certain employee benefits in 2012 and a favorable comparative impact of retained benefit expenses. Income from our qualified pension plan decreased $21 million driven by the net impact of changes in the discount rate to 4.05% in 2013 from 4.85% in 2012 and the expected rate of return on plan assets to 6.25% in 2013 from 6.75% in 2012.

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

The hedging costs included in adjusted operating income related to these programs were $39 million, $45 million and $40 million for the years ended December 31, 2014, 2013 and 2012, respectively. “Realized investment gains (losses), net and related adjustments” includes net losses of $3,694 million, net gains of $2,077 million and net gains of $169 million for the years ended December 31, 2014, 2013 and 2012 respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk. The net losses in 2014 and net gains in 2013 were driven by significant declines and increases, respectively, in interest rates during the respective periods. The capital consequences associated with these decisions have been factored into our Capital Protection Framework.

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

Results of Operations of the Closed Block Business

We established the Closed Block Business effective as of the date of demutualization. The Closed Block Business includes our in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional domestic participating policies. See Note 12 to the Consolidated Financial Statements for additional details. As noted in “—Overview” above, for reporting periods commencing after December 31, 2014, the distinction between the Financial Services Businesses and the Closed Block Business will be eliminated. The results of the Closed Block, along with certain related assets and liabilities, will be referred to as the Closed Block division and treated as a divested business under our definition of adjusted operating income.

Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of December 31, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,558 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,053 million at December 31, 2014, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2014	2013	2012
	(in millions)
U.S. GAAP results:
Revenues	$6,906	$6,036	$6,257
Benefits and expenses	7,165	5,974	6,193

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(259)	$62	$64

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2014 to 2013 Annual Comparison.     Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $321 million. Results for 2014 included a $487 million charge representing a make-whole provision for early redemption of the IHC Debt and the cost of terminating associated interest rate swaps, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Stock repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost. See “—Overview” above for additional information. Excluding the effects of these items, income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $192 million, primarily driven by an increase in net realized investment gains, partially offset by an unfavorable impact from net insurance activity and unfavorable valuation changes in trading account assets. Net realized investment gains increased $968 million reflecting favorable changes in the value of derivatives and higher trading gains on fixed maturities and equity securities. Net insurance activity results declined $72 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 and 2015 dividend scales. The value of trading account assets declined $22 million primarily due to foreign currency translation losses on fixed maturities. As a result of the above and other variances, a $671 million policyholder dividend obligation expense was recorded in 2014, compared to $2 million in 2013. As noted above, as of December 31, 2014, the excess of actual cumulative earnings over the expected cumulative earnings was $1,558 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block Business, which is primarily due to changes in investment results, may not be offset by changes in the cumulative policyholder dividend obligation. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

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

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $870 million, primarily driven by a $929 million increase in net realized investment gains, partially offset by a $24 million decline in premiums, as discussed above. The $929 million increase in net realized investment gains included a $39 million realized loss from termination of interest rate swaps related to the early redemption of the IHC Debt.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,191 million, primarily driven by a $725 million increase in dividends to policyholders including a $669 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $56 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 and 2015 dividend scales, partially offset by the runoff of policies in force. General and administrative expenses, inclusive of interest expense, increased $474 million, including a $448 million charge on a make-whole provision for early redemption of the IHC Debt, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Stock repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost, as discussed above.

2013 to 2012 Annual Comparison.    Revenues decreased $221 million primarily driven by a $137 million decrease in net investment income, as discussed above. Premiums declined by $89 million, with a related decrease in changes in reserves, primarily due to the runoff of policies in force. Also contributing to the decline in revenues was an $11 million decrease in net realized investment gains, as discussed above.

Benefits and expenses decreased $219 million primarily driven by a $111 million decrease in policyholder benefits, including changes in reserves. This decrease primarily reflects the absence of a reserve increase in the prior year for estimated payments arising from the use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, as well as the runoff of policies in force. Also contributing to the decrease is a $111 million decline in dividends to policyholders, including a $121 million decrease in the policyholder dividend obligation expense reflecting a lower increase in cumulative earnings, partially offset by an increase in dividends paid and accrued of $10 million.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2014, 2013 and 2012, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Tax provision (benefit)	$349	$(1,058)	$213
Impact of:
Non-taxable investment income	381	319	302
Foreign taxes at other than U.S. rate	(140)	36	51
Low income housing and other tax credits	127	105	78
Reversal of acquisition opening balance sheet deferred tax items	(53)	(55)	(384)
Repatriation change	(32)	0	(6)
Minority interest	19	37	17
Medicare Part D	(3)	43	1
State and local taxes	2	(10)	(15)
Other	(34)	(6)	(9)

Tax provision (benefit) excluding these items	$616	$(589)	$248

Tax provision (benefit) at statutory rate	$616	$(589)	$248

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $349 million in 2014 compared to a benefit of $1,058 million in 2013. Our income tax provision for 2014 and 2013 includes $53 million and $55 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd (“Prudential Gibraltar”). The local utilization of the deferred tax asset coupled with the repatriation assertion related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, even though the tax will only be paid once. In addition, the U.S. tax expense for 2014 is reflective of a change in repatriation assertion for our Japanese insurance companies, which includes Prudential of Japan, Gibraltar Life and Prudential Gibraltar. During the fourth quarter of 2014, we changed the repatriation assertion with respect to current year operating earnings and accumulated other comprehensive income, except realized and unrealized capital gains and losses, to be treated as permanently reinvested. As a result, foreign taxes at other than the U.S. rate for 2014 reflect the lower local country rate for permanently reinvested earnings of our Japanese insurance operations. The U.S. tax expense for 2013 is reflective of a change in repatriation assertion for Gibraltar Life and Prudential Gibraltar. During 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. Excluding the impact of the “double tax” and the 2014 change in repatriation assertion for our Japanese insurance companies, the 2014 income tax expense increased primarily due to the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures.

Our income tax provision related to foreign operations, on a consolidated basis, amounted to an income tax benefit of $456 million in 2014 compared to an income tax benefit of $826 million in 2013. Our foreign operations income tax provision for 2013 includes $108 million of an additional tax expense from the re-measurement of deferred tax liabilities resulting from the Japan corporate income tax rate reduction. However, since the 2013 earnings of our Japanese operations are treated as being subject to repatriation, our domestic tax provision in 2013 includes $108 million of an additional tax benefit resulting from the increase or decrease in the future foreign tax credit benefit and, as a result, the reduction in the Japan corporate tax rate had no impact on our overall income tax provision in 2013. Excluding the impact from the Japan corporate income tax rate reduction, the foreign operations income tax benefit decreased primarily due to the decrease in foreign operations pre-tax loss from continuing operations before income taxes and equity in earnings of operating joint ventures.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains. For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $12 million, $7 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively. For additional information regarding discontinued operations, see Note 3 to the Consolidated Financial Statements.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but are excluded from adjusted operating income. For a further description of these divested businesses, see “Business—Corporate and Other.” As described in “—Overview” above, for reporting periods commencing after December 31, 2014, results of the Closed Block, along with certain related assets and liabilities, will be reported as the Closed Block division, which will be accounted for as a divested business and reported separately from those included in Corporate and Other operations. A summary of the results of the divested businesses reflected in our Corporate and Other operations is as follows for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Long-Term Care	$171	$(34)	$(608)
Wealth Management Services	2	(3)	(18)
Residential Real Estate Brokerage Franchise and Relocation Services	2	84	26
Individual Health and Disability Insurance	(8)	(15)	(6)
Other	0	(3)	(9)

Total divested businesses income (loss) excluded from adjusted operating income	$167	$29	$(615)

Long-Term Care.    Results for the year ended December 31, 2014 primarily reflected realized gains from derivatives used in duration management, driven by the impact of declining interest rates. Results for the year ended December 31, 2012 primarily reflected a $639 million unfavorable impact from our annual reviews and updates of assumptions.

Residential Real Estate Brokerage Franchise and Relocation Services.    Results for the year ended December 31, 2013 included pre-tax gains of $51 million from the sales of investments in real estate brokerage franchises.

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

The following tables set forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$151	$(718)	$406
Derivatives	(32)	52	(86)
Commercial mortgages and other loans	12	(2)	5
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(106)	695	(336)

Net gains (losses)	$25	$27	$(11)

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$188	$468	$204
Change in experience-rated contractholder liabilities due to asset value changes	(188)	(468)	(204)

Net gains (losses)	$0	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$339	$(250)	$610
Derivatives	(32)	52	(86)
Commercial mortgages and other loans	12	(2)	5
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(294)	227	(540)

Net gains (losses)	$25	$27	$(11)

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $2 million, $26 million and $3 million as of December 31, 2014, 2013 and 2012, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $1 million, a decrease of $58 million and an increase of $18 million for the years ended December 31, 2014, 2013 and 2012, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of December 31, 2014				As of December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$255,424	$4,655	$43,666	$1,011	$243,654	$4,079	$43,212	$866
Trading account assets:
Fixed maturities	26,965	550	198	0	23,469	511	185	9
Equity securities	2,139	555	152	108	2,219	722	157	120
All other(2)	1,683	7	0	0	1,250	6	0	0

Subtotal	30,787	1,112	350	108	26,938	1,239	342	129
Equity securities, available-for-sale	6,339	272	3,522	3	6,026	298	3,884	6
Commercial mortgage and other loans	380	0	0	0	158	0	0	0
Other long-term investments	1,441	1,216	331	331	1,595	1,396	(66)	0
Short-term investments	5,898	0	1,837	0	5,520	0	1,665	0
Cash equivalents	10,647	0	1,198	0	6,362	0	620	0
Other assets	115	2	0	0	131	4	85	0

Subtotal excluding separate account assets	311,031	7,257	50,904	1,453	290,384	7,016	49,742	1,001
Separate account assets	296,435	24,662	0	0	285,060	22,603	0	0

Total assets	$607,466	$31,919	$50,904	$1,453	$575,444	$29,619	$49,742	$1,001

Future policy benefits	$8,182	$8,182	$0	$0	$441	$441	$0	$0
Other liabilities(2)	228	5	0	0	2,201	5	6	0
Notes issued by consolidated variable interest entities (VIEs)	6,033	6,033	0	0	3,254	3,254	0	0

Total liabilities	$14,443	$14,220	$0	$0	$5,896	$3,700	$6	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.3% and 5.1% as of December 31, 2014 and 2013, respectively, for the Financial Services Businesses, and 2.9% and 2.0% as of December 31, 2014 and 2013, respectively, for the Closed Block Business.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 for the Financial Services Businesses exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities included approximately $5.1 billion and $4.3 billion as of December 31, 2014 and 2013, respectively, of public fixed maturities, with values primarily based on indicative broker quotes, and approximately $1.2 billion as of both December 31, 2014 and 2013 of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 totaled approximately $0.4 billion and $0.5 billion as of December 31, 2014 and 2013, respectively. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds included in Level 3 totaled approximately $1.1 billion and $0.7 billion as of December 31, 2014 and 2013, respectively.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not fair value.

Variable Annuity Optional Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the optional living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, GMWB and GMIWB. These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 were net liabilities of $8.2 billion and $0.4 billion as of December 31, 2014 and 2013, respectively. The increase in the net liability was driven by a decline in interest rates, as well as the impact of our annual reviews and updates of assumptions and other refinements. For additional information see “—Results of Operations for Financial Services Businesses by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 5 to the Consolidated Financial Statements, notes issued by consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily CLOs, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements.

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the following significant items:

•	sale of investments;

•	adjustments to the cost basis of investments for other-than-temporary impairments;

•

recognition of other-than-temporary impairments in earnings for foreign denominated securities that are approaching maturity and are in an unrealized loss position due to foreign currency exchange rate movements;

•	prepayment premiums received on private fixed maturity securities;

•	net changes in the allowance for losses, certain restructurings and foreclosures on commercial mortgage and other loans;

•	fair value changes on commercial mortgage loans carried at fair value; and

•	fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$475	$(5,438)	$(1,684)
Closed Block Business	1,161	232	243

Consolidated realized investment gains (losses), net	$1,636	$(5,206)	$(1,441)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$753	$(213)	$(140)
Equity securities	81	130	(54)
Commercial mortgage and other loans	79	72	92
Derivative instruments	(445)	(5,488)	(1,552)
Other	7	61	(30)

Total	$475	$(5,438)	$(1,684)

Related adjustments	(4,063)	(4,518)	(1,982)

Realized investment gains (losses), net, and related adjustments	(3,588)	(9,956)	(3,666)

Related charges	(542)	1,807	857

Realized investment gains (losses), net, and related charges and adjustments	$(4,130)	$(8,149)	$(2,809)

Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$441	$120	$103
Equity securities	431	314	78
Commercial mortgage and other loans	31	7	2
Derivative instruments	263	(200)	52
Other	(5)	(9)	8

Total	$1,161	$232	$243

2014 to 2013 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains were $475 million in 2014, compared to net realized investment losses of $5,438 million in 2013.

Net realized gains on fixed maturity securities were $753 million in 2014, compared to net realized losses of $213 million in 2013, as set forth in the following table:

	Year Ended December 31,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Financial Services Businesses
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,063	$1,172
Private bond prepayment premiums	91	66

Total gross realized investment gains	1,154	1,238

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(36)	(150)
Gross losses on sales and maturities(1)	(327)	(1,270)
Credit related losses on sales	(38)	(31)

Total gross realized investment losses	(401)	(1,451)

Realized investment gains (losses), net—Fixed Maturity Securities	$753	$(213)

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$736	$(98)

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities of $736 million in 2014 were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. Net losses on sales and maturities of fixed maturity securities of $98 million in 2013 were primarily driven by losses on sales of securities due to changes in interest rates subsequent to the acquisition of securities that were sold, partially offset by gains on sales within our International Insurance segment initiated for purposes of duration management as well as from surrenders of fixed annuities denominated in Australian and U.S. dollars. See below for information regarding the other-than-temporary impairments of fixed maturity securities in 2014 and 2013.

Net realized gains on equity securities were $81 million and $130 million for the years ended 2014 and 2013, respectively, driven by gains on sales, primarily within our International Insurance segment, of $107 million and $142 million, respectively. These gains were partially offset by other-than-temporary-impairments of $26 million and $12 million for the years ended 2014 and 2013, respectively. See below for additional information regarding the other-than-temporary impairments of equity securities in 2014 and 2013.

Net realized gains on commercial mortgage and other loans for the year ended 2014 were $79 million, primarily driven by a net decrease in the loan loss reserve of $65 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans were $72 million for the year ended in 2013, were primarily driven by a net decrease in the loan loss reserve of $38 million, mostly driven by payoffs and quality rating upgrades. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized losses on derivatives were $445 million in 2014, compared to net realized losses of $5,488 million in 2013. The net derivative losses in 2014 primarily reflect net losses of $2,627 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also contributing were net losses of $500 million on foreign currency derivatives used to hedge portfolio assets in our Japan business, primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. These losses were partially offset by gains of $1,502 million on interest rate derivatives used to manage duration as long-term interest rates decreased; $869 million gains on other foreign currency derivatives primarily associated with hedges of portfolio assets in our U.S. business and hedges of future income of non-U.S. businesses (predominantly in Japan) as the U.S. dollar strengthened against various currencies; and $166 million gains of fees earned on fee-based synthetic GICs which are accounted for as derivatives. The net derivative losses in 2013 primarily reflect net losses of $4,195 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $987 million on interest rate derivatives used to manage duration as long-term interest rates increased. Also contributing were net losses $794 million on foreign currency derivatives used to hedge portfolio assets in our Japan business, primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $472 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen.

Net realized gains on other investments were $7 million in 2014 and included net gains of $28 million, primarily from our Asset Management and International Insurance segments, partially offset by other-than-temporary impairments of $21 million on real estate and joint ventures and partnership investments. Net realized gains on other investments were $61 million in 2013 and included net gains of $73 million, primarily within our Corporate and Other segment, partially offset by other-than-temporary impairments of $12 million on real estate and joint ventures and partnership investments.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2014 include a net negative related adjustment of $4,063 million, compared to a net negative related adjustment of $4,518 million for 2013. The adjustments in both years were primarily driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI, and by settlements on interest rate and currency derivatives. We have implemented a new reporting structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

Charges that relate to “Realized investment gains (losses), net, and related adjustments” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for 2014 include net related charges of $542 million, compared to net related benefits of $1,807 million in 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of deferred policy acquisition and other costs and certain policyholder reserves. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2014, we recorded other-than-temporary impairments of $83 million in earnings, compared to $174 million in 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Financial Services Businesses by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Financial Services Businesses(1)
Public fixed maturity securities	$22	$111
Private fixed maturity securities	14	39

Total fixed maturity securities	36	150
Equity securities	26	12
Other invested assets(2)	21	12

Total	$83	$174

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Financial Services Businesses(1)
Due to credit events or adverse conditions of the respective issuer(2)	$24	$80
Due to other accounting guidelines(3)	12	70

Total	$36	$150

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity or where we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

Fixed maturity security other-than-temporary impairments in 2014 were concentrated in the utility, consumer cyclical, and finance sectors within corporate securities. These other-than-temporary impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility, communications, and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities, or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in 2014 and 2013 were primarily driven by circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values.

Closed Block Business

For the Closed Block Business, net realized investment gains were $1,161 million in 2014, compared to net realized investment gains of $232 million in 2013.

Net realized gains on fixed maturity securities were $441 million in 2014, compared to net realized gains of $120 million in 2013, as set forth in the following table:

	Year Ended December 31,
	2014	2013
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Business
Gross realized investment gains:
Gross gains on sales and maturities(1)	$471	$300
Private bond prepayment premiums	39	33

Total gross realized investment gains	510	333

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(20)	(49)
Gross losses on sales and maturities(1)	(37)	(149)
Credit related losses on sales	(12)	(15)

Total gross realized investment losses	(69)	(213)

Realized investment gains (losses), net—Fixed Maturity Securities	$441	$120

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$434	$151

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $431 million and $314 million for the years ended 2014 and 2013, respectively, and included net gains on sales of equity securities of $437 million and $317 million, respectively, partially offset by other-than-temporary-impairments of $6 million and $3 million, respectively. See below for additional information regarding the other-than-temporary impairments of equity securities in 2014 and 2013.

Net realized gains on commercial mortgage and other loans for the year ended 2014 were $31 million, primarily driven by a net decrease in the loan loss reserve of $32 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans were $7 million for the year ended 2013, primarily related to a net decrease in the loan loss reserve. For additional information regarding our loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $263 million in 2014, compared to net realized losses of $200 million in 2013. Derivative gains in 2014 primarily reflect net gains of $182 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro; net gains of $72 million on interest rate derivatives primarily used to manage duration as long term interest rates decreased; and net gains of $45 million on TBA forward contracts as interest rates declined. These gains are partially offset by losses of $41 million on terminated capital cash flow hedges due to debt extinguishment. Derivative losses in 2013 primarily reflect net losses of $106 million on interest rate derivatives primarily used to manage duration as long term interest rates increased as well as losses of $74 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro.

During 2014, we recorded other-than-temporary impairments of $31 million in earnings, compared to other-than-temporary impairments of $62 million recorded in earnings in 2013. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2014	2013
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Business(1)
Public fixed maturity securities	$13	$28
Private fixed maturity securities	7	21

Total fixed maturity securities	20	49
Equity securities	6	3
Other invested assets(2)	5	10

Total	$31	$62

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Year Ended December 31,
	2014	2013
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Business(1)
Due to credit events or adverse conditions of the respective issuer(2)	$19	$44
Due to other accounting guidelines	1	5

Total	$20	$49

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity security other-than-temporary impairments in 2014 were concentrated in the consumer cyclical and foreign government securities sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. Fixed maturity security other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and consumer non-cyclical sectors within corporate securities.

Equity security other-than-temporary impairments in 2014 and 2013 were primarily due to circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values.

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

Net losses on sales and maturities of fixed maturity securities of $98 million in 2013 were primarily driven by losses on sales of securities due to changes in interest rates subsequent to the acquisition of securities that were sold, partially offset by gains on sales within our International Insurance segment initiated for purposes of duration management as well as from surrenders of fixed annuities denominated in Australian and U.S. dollars. Net gains on sales and maturities of fixed maturity securities of $128 million in 2012 were primarily due to sales within our International Insurance, Retirement and Individual Annuities segments. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in 2013 and 2012.

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

Net realized losses on derivatives were $5,488 million in 2013, compared to net realized losses of $1,552 million in 2012. The net derivative losses in 2013 primarily reflect net losses of $4,195 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts as well as net mark-to-market losses of $987 million on interest rate derivatives used to manage duration as long-term interest rates increased. Also contributing to the net derivative losses were net losses of $794 million on foreign currency derivatives used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $472 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S. dollar against the Japanese yen. The net derivative losses in 2012 primarily reflect net losses of $1,829 million on product related embedded derivatives and related hedge positions primarily associated with certain variable annuity contracts. Also contributing to the net derivative losses were net losses of $254 million on foreign currency forward contracts used to hedge portfolio assets in our Japan business primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. Partially offsetting these losses were net gains of $121 million primarily representing fees earned on fee-based synthetic guaranteed investment contracts, which are accounted for as derivatives, and net gains of $342 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, predominantly in Japan, due to the strengthening of the U.S dollar against the Japanese yen.

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

Related adjustments for 2013 included a net negative related adjustment of $4,518 million, compared to a net negative related adjustment of $1,982 million for 2012. The adjustments in both years reflect the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI.

Related charges for 2013 included net related benefits of $1,807 million, compared to net related benefits of $857 million in 2012. The impacts in both years reflect the portion of amortization of deferred policy acquisition and other costs relating to changes in value of embedded derivatives and related hedge positions associated with certain variable annuity contracts.

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

Fixed maturity security other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and in the utility, communications, and consumer non-cyclical sectors within corporate securities. These other-than-temporary impairments were primarily related to intent to sell securities or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security other-than-temporary impairments in 2012 were concentrated in the consumer non-cyclical, technology, and utility sectors within corporate securities and, to a lesser extent, within asset-backed securities collateralized by sub-prime mortgages. These other-than-temporary impairments were primarily related to securities with unrealized losses from foreign currency exchange rate movements that are approaching maturity or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

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

Net realized losses on derivatives were $200 million in 2013, compared to net realized gains of $52 million in 2012. Derivative losses in 2013 primarily reflect net losses of $106 million on interest rate derivatives primarily used to manage duration as long term interest rates increased as well as losses of $74 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro. Derivative gains in 2012 primarily reflect net gains of $80 million on interest rate derivatives primarily used to manage duration and net gains of $26 million on TBA forward contracts as interest rates declined, partially offset by net losses of $16 million on credit default swaps as credit spreads tightened and net losses of $42 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies.

During 2013, we recorded other-than-temporary impairments of $62 million in earnings, compared to other-than-temporary impairments of $99 million in 2012. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block Business by asset type, and for fixed maturity securities, by reason.

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

Fixed maturity security other-than-temporary impairments in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and consumer non-cyclical sectors within corporate securities. Fixed maturity security other-than-temporary impairments in 2012 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and capital goods sectors within corporate securities and reflect adverse financial conditions of the respective issuers.

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

The primary investment objectives of the Closed Block Business include:

•	providing for the reasonable dividend expectations of the participating policyholders within the Closed Block and the Class B shareholders; and

•

optimizing total return, including both investment income yield and capital appreciation, within risk constraints, while managing the market risk exposures associated with the major products in the Closed Block.

As discussed in “—Overview” above, for reporting periods commencing after December 31, 2014, we will no longer refer to the Financial Services Businesses or the Closed Block Business. The Closed Block, along with additional assets and liabilities held outside the Closed Block, will be reported as the Closed Block division. The Class B share repurchase did not change the investment objectives of the Closed Block and the assets of the Closed Block division will continue to be managed separately from the assets of our other businesses.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2014, the average duration of our general account investment portfolios attributable to the domestic Financial Services Businesses, including the impact of derivatives, is between 6 and 7 years. As of December 31, 2014, the average duration of our general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, is between approximately 10 and 11 years, and represents a blend of yen-denominated and U.S. and Australian dollar-denominated investments, which have distinct average durations. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities, and commercial mortgage loans. In addition, we hold allocations of non-coupon assets, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership, and seed money investments in separate accounts.

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

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans, and non-coupon investments as defined above. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between the Financial Services Businesses and the Closed Block Business as of the dates indicated.

	December 31, 2014
	Financial Services Businesses	Closed Block Business	Total	% of Total
		($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,539	$28,626	$249,165	61.0%
Public, held-to-maturity, at amortized cost	2,000	0	2,000	0.5
Private, available-for-sale, at fair value	34,738	15,039	49,777	12.2
Private, held-to-maturity, at amortized cost	575	0	575	0.1
Trading account assets supporting insurance liabilities, at fair value	20,263	0	20,263	5.0
Other trading account assets, at fair value	1,456	350	1,806	0.4
Equity securities, available-for-sale, at fair value	6,331	3,522	9,853	2.4
Commercial mortgage and other loans, at book value	36,538	9,475	46,013	11.2
Policy loans, at outstanding balance	6,798	4,914	11,712	2.9
Other long-term investments(1)	7,169	2,766	9,935	2.4
Short-term investments	5,874	2,037	7,911	1.9

Total general account investments	342,281	66,729	409,010	100.0%

Invested assets of other entities and operations(2)	10,976	0	10,976

Total investments	$353,257	$66,729	$419,986

	December 31, 2013
	Financial Services Businesses	Closed Block Business	Total	% of Total
		($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$212,689	$27,401	$240,090	61.3%
Public, held-to-maturity, at amortized cost	2,500	0	2,500	0.7
Private, available-for-sale, at fair value	30,650	15,811	46,461	11.9
Private, held-to-maturity, at amortized cost	812	0	812	0.2
Trading account assets supporting insurance liabilities, at fair value	20,827	0	20,827	5.3
Other trading account assets, at fair value	1,341	342	1,683	0.4
Equity securities, available-for-sale, at fair value	6,019	3,884	9,903	2.5
Commercial mortgage and other loans, at book value	31,133	9,673	40,806	10.4
Policy loans, at outstanding balance	6,753	5,013	11,766	3.0
Other long-term investments(1)	7,172	2,024	9,196	2.4
Short-term investments	5,445	1,866	7,311	1.9

Total general account investments	325,341	66,014	391,355	100.0%

Invested assets of other entities and operations(2)	6,818	0	6,818

Total investments	$332,159	$66,014	$398,173

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to the Financial Services Businesses in 2014 was primarily due to portfolio growth driven by the reinvestment of net investment income and net business inflows as well as a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, partially offset by the translation impact of the yen weakening against the U.S. dollar. The general account investments attributable to the Closed Block Business also increased in 2014, primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

We have substantial insurance operations in Japan, with 41% and 43% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of December 31, 2014 and 2013, respectively.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31,
	2014	2013
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$111,991	$112,501
Public, held-to-maturity, at amortized cost	2,000	2,500
Private, available-for-sale, at fair value	8,835	6,762
Private, held-to-maturity, at amortized cost	575	812
Trading account assets supporting insurance liabilities, at fair value	1,910	1,925
Other trading account assets, at fair value	672	884
Equity securities, available-for-sale, at fair value	2,504	2,557
Commercial mortgage and other loans, at book value	8,215	6,581
Policy loans, at outstanding balance	2,146	2,280
Other long-term investments(1)	1,606	1,576
Short-term investments	406	541

Total Japanese general account investments	$140,860	$138,919

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2014 was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income as well as a net increase in fair value driven by declining interest rates, partially offset by the translation impact of the yen weakening against the U.S. dollar.

The functional currency of our Japanese insurance subsidiaries is the yen and, although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars.

As of December 31, 2014, our Japanese insurance operations had $48.9 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third party derivative contracts and $31.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2013, our Japanese insurance operations had $42.6 billion, at fair value, of investments denominated in U.S. dollars, including $3.5 billion that were hedged to yen through third party derivative contracts and $29.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $6.3 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2013, is primarily attributable to a net increase in fair value driven by an increase in the hedge level used in our yen hedging strategy and declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $10.4 billion and $8.5 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31,

2014 and 2013, respectively. The $1.9 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2013, is primarily attributable to a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division,” above.

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

	Year Ended December 31, 2014
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.90%	$8,762	5.18%	$1,917	4.08%	$10,679
Trading account assets supporting insurance liabilities	3.75	765	0.00	0	3.75	765
Equity securities	5.97	275	3.40	79	5.11	354
Commercial mortgage and other loans	4.80	1,565	5.45	524	4.95	2,089
Policy loans	5.08	341	6.07	292	5.49	633
Short-term investments and cash equivalents	0.21	26	1.03	8	0.25	34
Other investments	9.10	753	13.35	342	10.11	1,095

Gross investment income before investment expenses	4.04	12,487	5.54	3,162	4.28	15,649
Investment expenses	(0.14)	(362)	(0.27)	(155)	(0.16)	(517)

Investment income after investment expenses	3.90%	12,125	5.27%	3,007	4.12%	15,132

Investment results of other entities and operations(2)		124		0		124

Total investment income		$12,249		$3,007		$15,256

	Year Ended December 31, 2013
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.79%	$8,575	5.30%	$2,002	4.01%	$10,577
Trading account assets supporting insurance liabilities	3.79	775	0.00	0	3.79	775
Equity securities	6.19	256	3.40	82	5.16	338
Commercial mortgage and other loans	5.04	1,403	5.85	552	5.24	1,955
Policy loans	4.82	316	6.01	295	5.33	611
Short-term investments and cash equivalents	0.22	30	0.95	7	0.25	37
Other investments	7.04	553	10.22	228	7.75	781

Gross investment income before investment expenses	3.89	11,908	5.52	3,166	4.15	15,074
Investment expenses	(0.12)	(308)	(0.26)	(150)	(0.14)	(458)

Investment income after investment expenses	3.77%	11,600	5.26%	3,016	4.01%	14,616

Investment results of other entities and operations(2)		113		0		113

Total investment income		$11,713		$3,016		$14,729

	Year Ended December 31, 2012
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.72%	$7,645	5.52%	$2,143	4.01%	$9,788
Trading account assets supporting insurance liabilities	3.98	778	0.00	0	3.98	778
Equity securities	6.14	249	3.34	84	5.07	333
Commercial mortgage and other loans	5.48	1,375	6.38	589	5.72	1,964
Policy loans	4.73	293	6.03	304	5.31	597
Short-term investments and cash equivalents	0.24	33	1.24	7	0.26	40
Other investments	4.04	268	8.31	183	5.12	451

Gross investment income before investment expenses	3.80	10,641	5.69	3,310	4.12	13,951
Investment expenses	(0.12)	(273)	(0.27)	(157)	(0.15)	(430)

Investment income after investment expenses	3.68%	10,368	5.42%	3,153	3.97%	13,521

Investment results of other entities and operations(2)		140		0		140

Total investment income		$10,508		$3,153		$13,661

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations, as described below under “—Invested Assets of Other Entities and Operations.”

See below for a discussion of the change in the Financial Services Businesses’ yields. The net investment income yield attributable to the Closed Block Business for 2014 remained relatively flat compared to 2013, as higher income from non-coupon investments was mostly offset by lower fixed income reinvestment rates.

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

	Year Ended December 31,
	2014		2013		2012
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.69%	$5,461	4.65%	$5,306	5.09%	$4,328
Trading account assets supporting insurance liabilities	3.96	730	3.99	741	4.18	742
Equity securities	6.49	191	7.30	174	8.70	184
Commercial mortgage and other loans	4.96	1,271	5.27	1,145	5.87	1,138
Policy loans	5.66	253	5.45	228	5.62	194
Short-term investments and cash equivalents	0.21	22	0.23	26	0.26	28
Other investments	10.03	598	7.54	383	3.13	87

Gross investment income before investment expenses	4.63	8,526	4.52	8,003	4.77	6,701
Investment expenses	(0.14)	(198)	(0.12)	(152)	(0.11)	(89)

Investment income after investment expenses	4.49%	8,328	4.40%	7,851	4.66%	6,612

Investment results of other entities and operations(2)		125		113		140

Total investment income		$8,453		$7,964		$6,752

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.
(2)	Includes investment income of our asset management operations and derivative operations.

The increase in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for 2014, compared to 2013, was primarily the result of higher income from non-coupon investments and from reinvestments within certain asset portfolios into higher yielding securities, primarily during the second half of 2013.

The decrease in net investment income yield attributable to the Financial Services Businesses’ general account, excluding Japanese operations’ portfolio, for 2013, compared to 2012, was primarily the result of lower interest rates on floating rate investments due to rate resets and lower fixed maturity reinvestment rates. The decrease also reflects the addition of assets from the significant pension risk transfer transactions that closed in the fourth quarter of 2012, as well as the Hartford transaction, which reflect market yields at the time of acquisition. These decreases were partially offset by higher income from non-coupon investments.

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

	Year Ended December 31,
	2014		2013		2012
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.06%	$3,301	2.91%	$3,269	2.75%	$3,317
Trading account assets supporting insurance liabilities	1.80	35	1.81	34	2.04	36
Equity securities	5.06	84	4.69	82	3.36	65
Commercial mortgage and other loans	4.20	294	4.21	258	4.15	237
Policy loans	3.93	88	3.70	88	3.60	99
Short-term investments and cash equivalents	0.24	4	0.19	4	0.16	5
Other investments	6.67	155	6.12	170	4.71	181

Gross investment income before investment expenses	3.20	3,961	3.02	3,905	2.82	3,940
Investment expenses	(0.13)	(164)	(0.12)	(156)	(0.13)	(184)

Total investment income	3.07%	$3,797	2.90%	$3,749	2.69%	$3,756

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

The increase in net investment income yield on the Japanese insurance portfolio for 2014, compared to 2013, was primarily attributable to a higher allocation into U.S. dollar-denominated securities and higher income from non-coupon investments.

The increase in net investment income yield on the Japanese insurance portfolio for 2013, compared to 2012, was primarily attributable to more favorable results from non-coupon investments and growth in higher-yielding assets supporting both U.S. and Australian dollar-denominated products, partially offset by lower fixed maturity reinvestment rates in both the U.S. and Japan.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $33.9 billion and

$31.9 billion, for the years ended December 31, 2014 and 2013, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $8.9 billion and $8.1 billion for the years ended December 31, 2014 and 2013, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2014.

	December 31, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2015	$7,397	3.3%	$1,403	3.5%
Maturing in 2016	8,797	3.9	1,249	3.1
Maturing in 2017	10,374	4.6	1,691	4.3
Maturing in 2018	11,379	5.0	1,845	4.6
Maturing in 2019	10,239	4.5	1,811	4.6
Maturing in 2020	9,289	4.1	1,802	4.5
Maturing in 2021	11,269	4.9	2,533	6.4
Maturing in 2022	9,406	4.1	1,972	5.0
Maturing in 2023	9,654	4.2	1,788	4.5
Maturing in 2024	9,898	4.3	1,651	4.2
Maturing in 2025	4,258	1.9	770	1.9
Maturing in 2026 and beyond	103,296	45.3	12,742	32.0

Total corporate & government securities	205,256	90.1	31,257	78.6
Asset-backed securities	7,094	3.1	3,861	9.7
Commercial mortgage-backed securities	9,688	4.3	3,835	9.6
Residential mortgage-backed securities	5,747	2.5	821	2.1

Total fixed maturities	$227,785	100.0%	$39,774	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Financial Services Businesses

	December 31, 2014				December 31, 2013(7)
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,569	$1,984	$55	$22,498	$20,770	$1,340	$326	$21,784
Consumer non-cyclical	20,956	2,822	141	23,637	22,023	1,905	653	23,275
Utility	16,144	2,149	82	18,211	15,873	1,129	579	16,423
Capital goods	10,170	1,348	67	11,451	10,021	905	265	10,661
Consumer cyclical	9,447	1,129	37	10,539	9,951	746	255	10,442
Foreign agencies	5,186	1,227	38	6,375	4,872	791	79	5,584
Energy	11,395	1,135	275	12,255	11,092	817	358	11,551
Communications	6,465	1,021	41	7,445	6,322	617	209	6,730
Basic industry	6,003	640	71	6,572	6,236	398	207	6,427
Transportation	5,718	769	18	6,469	5,720	481	116	6,085
Technology	3,474	389	30	3,833	3,589	286	103	3,772
Industrial other	2,746	333	21	3,058	2,424	195	53	2,566

Total corporate securities	118,273	14,946	876	132,343	118,893	9,610	3,203	125,300
Foreign government(3)	70,327	11,286	111	81,502	76,171	7,522	257	83,436
Residential mortgage-backed	5,747	466	4	6,209	6,885	414	35	7,264
Asset-backed securities(4)	7,094	292	78	7,308	6,578	160	172	6,566
Commercial mortgage-backed	9,688	344	24	10,008	9,772	360	104	10,028
U.S. Government	11,493	3,468	5	14,956	9,885	1,459	71	11,273
State & Municipal(5)	5,163	693	3	5,853	2,932	223	130	3,025

Total(6)	$227,785	$31,495	$1,101	$258,179	$231,116	$19,748	$3,972	$246,892

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(3)	As of December 31, 2014 and 2013, based on amortized cost, 76% and 80%, respectively, represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 10% and 9%, respectively, of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.
(7)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2013 to December 31, 2014, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

Fixed Maturity Securities—Closed Block Business

	December 31, 2014				December 31, 2013(5)
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Utility	$3,603	$595	$13	$4,185	$3,937	$425	$43	$4,319
Consumer non-cyclical	4,616	503	21	5,098	4,693	480	47	5,126
Finance	4,099	395	18	4,476	3,665	304	15	3,954
Consumer cyclical	2,720	267	15	2,972	3,272	317	18	3,571
Capital goods	2,249	250	15	2,484	2,505	250	19	2,736
Energy	2,426	221	46	2,601	2,526	255	20	2,761
Communications	1,364	229	3	1,590	1,415	144	12	1,547
Basic industry	1,335	120	12	1,443	1,303	90	23	1,370
Transportation	1,367	153	8	1,512	1,346	120	13	1,453
Industrial other	966	70	15	1,021	1,366	66	10	1,422
Technology	756	64	7	813	615	52	2	665
Foreign agencies	501	49	6	544	349	23	6	366

Total corporate securities	26,002	2,916	179	28,739	26,992	2,526	228	29,290
Asset-backed securities(2)	3,861	52	56	3,857	3,747	34	141	3,640
Commercial mortgage-backed	3,835	92	14	3,913	3,960	60	59	3,961
U.S. Government	4,311	851	1	5,161	3,824	279	26	4,077
Residential mortgage-backed	821	51	0	872	1,080	55	6	1,129
Foreign government(3)	387	63	5	445	361	55	8	408
State & Municipal	557	121	0	678	664	51	7	708

Total(4)	$39,774	$4,146	$255	$43,665	$40,628	$3,060	$475	$43,213

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(3)	As of December 31, 2014 and 2013, based on amortized cost, no individual foreign country represented more than 7% and 11%, respectively.
(4)	The table above excludes fixed maturity securities classified as trading. See “—Other Trading Account Assets” for additional information.
(5)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The increase in net unrealized gains from December 31, 2013 to December 31, 2014, was primarily due to a net decrease in U.S. interest rates.

As of December 31, 2014, the Company has direct and indirect energy exposure of approximately $18 billion on a market value basis with a carrying value of approximately $17 billion, primarily through public and private corporate bonds, substantially all of which are investment grade. The Company could be exposed to future valuation declines or impairments if oil prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Financial Services Businesses, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2014
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2013(4)
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$115	$87	$1,424	$1,627	$1,882
Collateralized loan obligations	3,779	42	0	0	0	3,821	2,654
Collateralized by education loans(1)	25	357	0	0	0	382	401
Collateralized by credit cards	262	0	6	0	0	268	497
Collateralized by auto loans	492	0	0	0	0	492	568
Other asset-backed securities(2)	156	123	88	28	109	504	576

Total asset-backed securities(3)	$4,714	$523	$209	$115	$1,533	$7,094	$6,578

(1)	Approximately 98% of the $382 million of education loans included above carry a Department of Education guaranty as of December 31, 2014.
(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

Asset-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2014
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2013(4)
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$112	$87	$1,542	$1,742	$1,827
Collateralized loan obligations	3,817	45	0	0	5	3,867	2,656
Collateralized by education loans(1)	26	372	0	0	0	398	392
Collateralized by credit cards	271	0	6	0	0	277	510
Collateralized by auto loans	493	0	0	0	0	493	571
Other asset-backed securities(2)	166	125	98	28	114	531	610

Total asset-backed securities(3)	$4,773	$543	$216	$115	$1,661	$7,308	$6,566

(1)	Approximately 98% of the $398 million of education loans included above carry a Department of Education guaranty as of December 31, 2014.
(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2014, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses decreased from $1.882 billion as of December 31, 2013, to $1.627 billion as of December 31, 2014, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Financial Services Businesses were $55 million as of December 31, 2014, and $144 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to the Closed Block Business, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2014
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2013
	(in millions)
Collateralized by sub-prime mortgages	$0	$69	$85	$57	$830	$1,041	$1,431
Collateralized by auto loans	1,006	0	0	0	0	1,006	687
Collateralized loan obligations	1,131	0	0	0	0	1,131	660
Collateralized by credit cards	126	0	0	0	0	126	336
Collateralized by education loans(1)	20	378	0	0	0	398	429
Other asset-backed securities(2)	69	35	49	1	5	159	204

Total asset-backed securities(3)	$2,352	$482	$134	$58	$835	$3,861	$3,747

(1)	Approximately 98% of the $398 million of education loans included above carry a Department of Education guaranty as of December 31, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value—Closed Block Business

	December 31, 2014
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2013
	(in millions)
Collateralized by sub-prime mortgages	$0	$68	$84	$55	$808	$1,015	$1,313
Collateralized by auto loans	1,006	0	0	0	0	1,006	689
Collateralized loan obligations	1,124	0	0	0	4	1,128	665
Collateralized by credit cards	126	0	0	0	0	126	337
Collateralized by education loans(1)	20	396	0	0	0	416	425
Other asset-backed securities(2)	69	35	52	1	9	166	211

Total asset-backed securities(3)	$2,345	$499	$136	$56	$821	$3,857	$3,640

(1)	Approximately 98% of the $416 million of education loans included above carry a Department of Education guaranty as of December 31, 2014.
(2)	Includes asset-backed securities collateralized by franchises, equipment leases, aircraft, manufacturing and timeshares.
(3)	Excluded from the table above are asset-backed securities classified as trading.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages, as defined above, attributable to the Closed Block Business decreased from $1.431 billion as of December 31, 2013, to $1.041 billion as of December 31, 2014, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages attributable to the Closed Block Business were $47 million as of December 31, 2014, and $127 million as of December 31, 2013. For additional information regarding other-than-temporary impairments of asset-backed securities collateralized by sub-prime mortgages, see “—Realized Investment Gains and Losses” above. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

Residential Mortgage-Backed Securities at Amortized Cost

	December 31, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$5,118	89.1%	$731	89.0%
Collateralized mortgage obligations	629	10.9	90	11.0

Total residential mortgage-backed securities	$5,747	100.0%	$821	100.0%

Portion rated AA or higher(2)	$5,672	98.7%	$731	89.0%

	December 31, 2013(3)
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$6,005	87.2%	$966	89.4%
Collateralized mortgage obligations	880	12.8	114	10.6

Total residential mortgage-backed securities	$6,885	100.0%	$1,080	100.0%

Portion rated AA or higher(2)	$6,769	98.3%	$966	89.4%

(1)	As of December 31, 2014, of these securities, for the Financial Services Businesses, $3.855 billion are supported by U.S. government and $1.263 billion are supported by foreign governments. As of December 31, 2013, of these securities, for the Financial Services Businesses, $4.388 billion were supported by the U.S. government and $1.617 billion were supported by foreign governments. For the Closed Block Business, all of the securities are supported by the U.S. government as of both December 31, 2014 and 2013.
(2)	Based on lowest external rating agency rating.
(3)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Financial Services Businesses as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Financial Services Businesses

	December 31, 2014
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2013
	(in millions)
2014	$2,356	$27	$0	$0	$0	$2,383	$0
2013	2,361	111	0	9	0	2,481	2,579
2012—2009	239	290	0	0	0	529	529
2008—2007	235	44	17	5	0	301	952
2006	2,476	89	7	4	0	2,576	3,132
2005	1,329	56	0	3	0	1,388	2,116
2004 & Prior	22	3	4	0	1	30	464

Total commercial mortgage-backed securities(2)(3)(4)	$9,018	$620	$28	$21	$1	$9,688	$9,772

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2014, are downgraded super senior securities with amortized cost of $139 million in AA and $24 million in A.
(4)	Included in the table above, as of December 31, 2014, are agency commercial mortgage-backed securities with amortized cost of $437 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value—Financial Services Businesses

	December 31, 2014
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2013
	(in millions)
2014	$2,443	$31	$0	$0	$0	$2,474	$0
2013	2,448	114	0	9	0	2,571	2,501
2012—2009	236	311	0	0	0	547	534
2008—2007	238	46	17	4	0	305	976
2006	2,538	93	7	4	0	2,642	3,283
2005	1,359	63	0	5	0	1,427	2,203
2004 & Prior	33	4	4	0	1	42	531

Total commercial mortgage-backed securities(2)(3)	$9,295	$662	$28	$22	$1	$10,008	$10,028

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of December 31, 2014, are agency commercial mortgage-backed securities with fair value of $463 million, all rated AA.

Included in the tables above are commercial mortgage-backed securities collateralized by U.S. properties, all related to commercial mortgage-backed securities held by our Japanese insurance operations, with an amortized cost of $207 million in AAA, $44 million in AA, and $7 million in BBB as of December 31, 2014, and $380 million in AAA, $93 million in AA, $26 million in A, and $8 million in BBB as of December 31, 2013. Commercial mortgage-backed securities collateralized by non-U.S. properties are immaterial for both years.

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to the Closed Block Business as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost—Closed Block Business

	December 31, 2014
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2013
	(in millions)
2014	$1,275	$48	$0	$0	$0	$1,323	$0
2013	825	206	0	9	0	1,040	1,333
2012—2009	190	59	0	0	0	249	452
2008—2007	96	0	0	1	5	102	371
2006	818	1	0	0	0	819	1,038
2005	274	26	0	0	0	300	710
2004 & Prior	0	0	1	1	0	2	56

Total commercial mortgage-backed securities(2)(3)	$3,478	$340	$1	$11	$5	$3,835	$3,960

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2014, are downgraded super senior securities with amortized cost of $27 million in AA.
(3)	Included in the table above, as of December 31, 2014, are agency commercial mortgage-backed securities with amortized cost of $313 million in AA.

Commercial Mortgage-Backed Securities at Fair Value—Closed Block Business

	December 31, 2014
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2013
	(in millions)
2014	$1,306	$49	$0	$0	$0	$1,355	$0
2013	841	216	0	9	0	1,066	1,294
2012—2009	190	62	0	0	0	252	443
2008—2007	96	0	0	1	16	113	381
2006	823	1	0	0	0	824	1,062
2005	275	26	0	0	0	301	725
2004 & Prior	0	0	1	1	0	2	56

Total commercial mortgage-backed securities(2)	$3,531	$354	$1	$11	$16	$3,913	$3,961

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2014, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Included in the table above, as of December 31, 2014, are agency commercial mortgage-backed securities with fair value of $326 million in AA.

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

Fixed Maturity Securities—Financial Services Businesses

(1)(2)	December 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$176,122	$25,715	$564	$201,273	$179,543	$15,520	$2,811	$192,252
2	42,111	4,934	402	46,643	42,659	3,563	938	45,284

Subtotal High or Highest Quality Securities(5)	218,233	30,649	966	247,916	222,202	19,083	3,749	237,536
3	6,619	537	58	7,098	6,321	412	152	6,581
4	2,228	204	50	2,382	2,058	191	51	2,198
5	441	83	24	500	322	31	16	337
6	264	22	3	283	213	31	4	240

Subtotal Other Securities(6)(7)	9,552	846	135	10,263	8,914	665	223	9,356

Total Fixed Maturities	$227,785	$31,495	$1,101	$258,179	$231,116	$19,748	$3,972	$246,892

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of December 31, 2014 and 2013, 825 securities with amortized cost of $3,993 million (fair value, $4,291 million) and 306 securities with amortized cost of $806 million (fair value, $831 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $328 million of gross unrealized gains and $1 million gross unrealized losses as of December 31, 2014, compared to $265 million of gross unrealized gains and $24 million of gross unrealized losses as of December 31, 2013, on securities classified as held-to-maturity.
(4)	As of December 31, 2014, includes gross unrealized losses of $71 million on public fixed maturities and $64 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $181 million on public fixed maturities and $42 million on private fixed maturities considered to be other than high or highest quality.
(5)	On an amortized cost basis, as of December 31, 2014, includes $189,713 million of public fixed maturities and $28,520 million of private fixed maturities and, as of December 31, 2013, includes $196,058 million of public fixed maturities and $26,144 million of private fixed maturities.

(6)	On an amortized cost basis, as of December 31, 2014, includes $5,712 million of public fixed maturities and $3,840 million of private fixed maturities and, as of December 31, 2013, includes $5,710 million of public fixed maturities and $3,204 million of private fixed maturities.
(7)	On an amortized cost basis, as of December 31, 2014, securities considered below investment grade based on lowest of external rating agency ratings, totaled $11.2 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity portfolio by NAIC Designation attributable to the Closed Block Business as of the dates indicated.

Fixed Maturity Securities—Closed Block Business

(1)	December 31, 2014				December 31, 2013
NAIC Designation	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$23,520	$2,654	$96	$26,078	$23,521	$1,543	$307	$24,757
2	12,816	1,363	96	14,083	14,166	1,359	118	15,407

Subtotal High or Highest Quality Securities(3)	36,336	4,017	192	40,161	37,687	2,902	425	40,164
3	2,278	100	24	2,354	1,957	106	23	2,040
4	1,000	13	25	988	760	24	21	763
5	112	7	13	106	138	9	5	142
6	48	9	1	56	86	19	1	104

Subtotal Other Securities(4)(5)	3,438	129	63	3,504	2,941	158	50	3,049

Total Fixed Maturities	$39,774	$4,146	$255	$43,665	$40,628	$3,060	$475	$43,213

(1)	Includes, as of December 31, 2014 and 2013, 153 securities with amortized cost of $2,726 million (fair value, $2,977 million) and 56 securities with amortized cost of $822 million (fair value, $837 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(2)	As of December 31, 2014, includes gross unrealized losses of $28 million on public fixed maturities and $35 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2013, includes gross unrealized losses of $35 million on public fixed maturities and $15 million on private fixed maturities considered to be other than high or highest quality.
(3)	On an amortized cost basis, as of December 31, 2014, includes $24,304 million of public fixed maturities and $12,032 million of private fixed maturities and, as of December 31, 2013, includes $24,642 million of public fixed maturities and $13,045 million of private fixed maturities.
(4)	On an amortized cost basis, as of December 31, 2014, includes $1,605 million of public fixed maturities and $1,833 million of private fixed maturities and, as of December 31, 2013, includes $1,407 million of public fixed maturities and $1,534 million of private fixed maturities.
(5)	On an amortized cost basis, as of December 31, 2014, securities considered below investment grade based on lowest of external rating agency ratings, totaled $4.5 billion, or 11% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

As of December 31, 2014, the Financial Services Business had $1.5 billion notional amount of exposure where we have sold credit protection through credit derivatives, reported at fair value as a liability of $2 million. As of December 31, 2013, the Financial Services Business had no outstanding sell protection credit derivatives. The Financial Services Business adjusted operating income from credit derivatives we sold was $3 million for both the years ended December 31, 2014 and 2013, which represents net premiums received/(paid) attributable to each period. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 21 to the Consolidated Financial Statements for additional information regarding this derivative.

As of both December 31, 2014 and 2013, the Closed Block Business had $5 million notional amount of exposure where we have sold credit protection through credit derivatives, reported at fair value as an asset of less than $1 million.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2014 and 2013, the Financial Services Businesses had $405 million and $1.1 billion of notional amounts, reported at fair value as a liability of $11 million and of $33 million, respectively. The Financial Services Business adjusted operating income from credit derivatives we purchased was a loss of $22 million and a loss of $29 million for the years ended December 31, 2014 and 2013, respectively, which represents net premiums received/(paid) attributable to each period. See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

As of December 31, 2014 and 2013, the Closed Block Business had $168 million and $275 million of notional amounts, reported at fair value as a liability of $6 million and $9 million, respectively.

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

Other-than-temporary impairments of general account fixed maturity securities attributable to the Financial Services Businesses that were recognized in earnings were $36 million and $150 million for the years ended December 31, 2014 and 2013, respectively.

Other-than-temporary impairments of fixed maturity securities attributable to the Closed Block Business that were recognized in earnings were $20 million and $49 million for the years ended December 31, 2014 and 2013, respectively. For a further discussion of other-than-temporary impairments, see “—Realized Investment Gains and Losses” above.

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

The following table sets forth the composition of this portfolio as of the dates indicated.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$196	$196	$697	$697
Fixed maturities:
Corporate securities	11,922	12,439	12,109	12,616
Commercial mortgage-backed securities	2,505	2,546	2,417	2,441
Residential mortgage-backed securities	1,640	1,676	1,857	1,830
Asset-backed securities	1,180	1,198	1,096	1,107
Foreign government bonds	621	650	579	596
U.S. government authorities and agencies and obligations of U.S. states	303	372	303	341

Total fixed maturities	18,171	18,881	18,361	18,931
Equity securities	896	1,186	913	1,199

Total trading account assets supporting insurance liabilities	$19,263	$20,263	$19,971	$20,827

As a percentage of amortized cost, 75% and 77% of the portfolio was publicly traded as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, 92% and 93% of the fixed maturity portfolio was considered high or highest quality, respectively, based on NAIC or equivalent rating. As of December 31, 2014, $1.590 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $41 million secured by “ALT-A” mortgages, represented the remaining $50 million of residential mortgage-backed securities, of which 41% have credit ratings of A or better and 59% are BBB and below. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets as of the dates indicated.

	December 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$0	$0	$0	$0	$0	$0
Fixed maturities	849	878	186	198	576	612	166	185
Equity securities(1)	502	577	135	152	646	729	138	157

Total other trading account assets	$1,352	$1,456	$321	$350	$1,222	$1,341	$304	$342

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $849 million of fixed maturities attributable to the Financial Services Businesses as of December 31, 2014, on an amortized cost basis, are $35 million of asset-backed securities, 60% of which have credit ratings of A or above, 18% have BBB credit ratings, and the remaining 22% have BB and below credit ratings. There were no asset-backed securities included in the $186 million of fixed maturities attributable to the Closed Block Business, on an amortized cost basis, as of December 31, 2014.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2014 and 2013, we held approximately 11% and 10% of our general account investments in commercial mortgage and other loans, respectively. This percentage is net of a $115 million and $212 million allowance for losses as of December 31, 2014 and 2013, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, based on carrying value before the allowance for losses, as of the dates indicated.

	December 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Commercial and agricultural mortgage loans	$34,882	$9,446	$29,164	$9,677
Uncollateralized loans	1,045	45	1,259	44
Residential property loans	392	0	544	0
Other collateralized loans	318	0	330	0

Total commercial mortgage and other loans(1)	$36,637	$9,491	$31,297	$9,721

(1)	Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations,” below.

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

	December 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$10,951	31.4%	$3,131	33.2%	$9,089	31.1%	$3,230	33.4%
South Atlantic	6,939	19.9	1,789	18.9	5,671	19.4	1,711	17.7
Middle Atlantic	4,595	13.2	1,849	19.6	3,855	13.3	1,924	19.9
East North Central	2,662	7.6	669	7.1	2,678	9.2	725	7.4
West South Central	3,671	10.5	766	8.1	2,828	9.7	823	8.6
Mountain	1,646	4.7	205	2.2	1,448	5.0	278	2.9
New England	1,736	5.0	539	5.7	1,026	3.5	412	4.2
West North Central	580	1.7	78	0.8	555	1.9	104	1.1
East South Central	258	0.7	86	0.9	296	1.0	137	1.4

Subtotal-U.S.	33,038	94.7	9,112	96.5	27,446	94.1	9,344	96.6
Asia	693	2.0	0	0.0	723	2.5	0	0.0
Other	1,151	3.3	334	3.5	995	3.4	333	3.4

Total commercial and agricultural mortgage loans	$34,882	100.0%	$9,446	100.0%	$29,164	100.0%	$9,677	100.0%

	December 31, 2014				December 31, 2013
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,266	18.0%	$1,361	14.4%	$5,778	19.8%	$1,612	16.7%
Retail	6,515	18.7	2,247	23.8	6,085	20.9	2,612	27.0
Office	7,111	20.4	2,488	26.3	5,389	18.5	2,359	24.4
Apartments/Multi-Family	8,536	24.4	1,449	15.3	6,031	20.7	1,287	13.3
Other	2,972	8.5	670	7.1	2,806	9.6	653	6.7
Agricultural properties	1,787	5.1	659	7.0	1,598	5.4	585	6.0
Hospitality	1,695	4.9	572	6.1	1,477	5.1	569	5.9

Total commercial and agricultural mortgage loans	$34,882	100.0%	$9,446	100.0%	$29,164	100.0%	$9,677	100.0%

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

As of December 31, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses had a weighted average debt service coverage ratio of 2.24 times, and a weighted average loan-to-value ratio of 52%. As of December 31, 2014, approximately 94% of commercial and agricultural mortgage loans attributable to the Financial Services Businesses were fixed rate loans. As of December 31, 2014, our general account investments in commercial and agricultural mortgage loans attributable to the Closed Block Business had a weighted average debt service coverage ratio of 2.19 times, and a weighted average loan-to-value ratio of 52%. As of December 31, 2014, 99% of the commercial and agricultural mortgage loans attributable to the Closed Block Business were fixed rate loans. For those general account commercial and agricultural mortgage loans attributable to the Financial Services Businesses that were originated in 2014, the weighted average debt service coverage ratio was 2.49 times and the weighted average loan-to-value ratio was 58%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio attributable to the Financial Services Businesses included approximately $1.3 billion and $0.7 billion of such loans as of December 31, 2014 and 2013, respectively, and our commercial and agricultural mortgage loan portfolio attributable to the Closed Block Business included approximately $0.2 billion and $0.1 billion of such loans as of December 31, 2014 and 2013, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2014, there are no loan-specific reserves related to these loans attributable to the Financial Services Businesses or the Closed Block Business. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to the Financial Services Businesses and the Closed Block Business as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Financial Services Businesses

	December 31, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$18,422	$573	$175	$19,170
60%—69.99%	10,460	433	210	11,103
70%—79.99%	3,634	501	21	4,156
Greater than 80%	155	100	198	453

Total commercial and agricultural mortgage loans	$32,671	$1,607	$604	$34,882

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios—Closed Block Business

	December 31, 2014
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%—59.99%	$6,272	$204	$35	$6,511
60%—69.99%	2,134	67	26	2,227
70%—79.99%	514	162	0	676
Greater than 80%	3	26	3	32

Total commercial and agricultural mortgage loans	$8,923	$459	$64	$9,446

The following table sets forth the breakdown of our commercial and agricultural mortgage loans by year of origination as of December 31, 2014.

	December 31, 2014
	Financial Services Businesses		Closed Block Business
Year of Origination	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
2014	$7,713	22.1%	$1,470	15.6%
2013	8,635	24.8	1,395	14.8
2012	4,660	13.4	1,578	16.7
2011	4,601	13.2	1,254	13.3
2010	2,854	8.2	870	9.2
2009	769	2.2	222	2.3
2008	1,116	3.2	379	4.0
2007 & Prior	4,534	12.9	2,278	24.1

Total commercial and agricultural mortgage loans	$34,882	100.0%	$9,446	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2014.

	December 31, 2014
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2015	$1,377	3.8%	$347	3.7%
Maturing in 2016	3,388	9.2	774	8.2
Maturing in 2017	2,755	7.5	551	5.8
Maturing in 2018	4,196	11.5	1,168	12.3
Maturing in 2019	3,185	8.7	706	7.4
Maturing in 2020	3,909	10.7	1,125	11.9
Maturing in 2021	3,607	9.8	942	9.9
Maturing in 2022	2,240	6.1	859	9.0
Maturing in 2023	2,383	6.5	607	6.4
Maturing in 2024	2,411	6.6	749	7.9
Maturing in 2025	1,603	4.4	297	3.1
Maturing in 2026 and beyond	5,583	15.2	1,366	14.4

Total commercial mortgage and other loans	$36,637	100.0%	$9,491	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to the Financial Services Businesses, based upon the recorded investment gross of allowance for credit losses, was $36,637 million and $31,297 million as of December 31, 2014 and December 31, 2013, respectively. As a percentage of recorded investment gross of allowance, 99.8% of the assets were current for both periods.

Our general account investments in commercial mortgage and other loans attributable to the Closed Block Business, based upon the recorded investment gross of allowance for credit losses, was $9,491 million and $9,721 million as of December 31, 2014 and 2013, respectively. As a percentage of recorded investment gross of allowance, more than 99.9% of the assets were current for both periods.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$164	$48	$186	$58
Addition to/(release of) allowance for losses	(55)	(32)	10	(7)
Charge-offs, net of recoveries	(8)	0	(27)	(3)
Change in foreign exchange	(2)	0	(5)	0

Allowance, end of period	$99	$16	$164	$48

Loan specific reserve	$5	$0	$11	$3
Portfolio reserve	$94	$16	$153	$45

The decrease in the allowance for losses, for the year ended December 31, 2014, was primarily driven by the impact of assumption updates.

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

Equity Securities—Financial Services Businesses

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$23	$3	$1	$25	$32	$4	$1	$35
Mutual fund common stocks(1)	2,638	468	30	3,076	2,245	562	8	2,799
Other common stocks	2,064	1,190	24	3,230	2,277	920	12	3,185

Total equity securities(2)	$4,725	$1,661	$55	$6,331	$4,554	$1,486	$21	$6,019

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated.

Equity Securities—Closed Block Business

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$3	$0	$0	$3	$1	$1	$0	$2
Mutual fund common stocks	8	8	0	16	8	6	0	14
Other common stocks	2,178	1,354	29	3,503	2,433	1,443	8	3,868

Total equity securities	$2,189	$1,362	$29	$3,522	$2,442	$1,450	$8	$3,884

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

Impairments of equity securities attributable to the Financial Services Businesses were $26 million and $12 million for the years ended December 31, 2014 and 2013, respectively. Impairments of equity securities attributable to the Closed Block Business were $6 million and $3 million for years ended December 31, 2014 and 2013, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, as of the dates indicated.

	December 31, 2014		December 31, 2013
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business

	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$235	$495	$277	$481
Non-real estate-related(1)	4,267	2,173	4,141	1,863
Real estate held through direct ownership	1,795	0	1,559	0
Other(2)	872	98	1,195	(320)

Total other long-term investments	$7,169	$2,766	$7,172	$2,024

(1)	Primarily includes investments in private equity and hedge funds.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” includes investments held outside the general account and primarily represents investments associated with our asset management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit, and equity exposures. Assets within our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

The following table sets forth the composition of the investments held outside the general account as of the dates indicated.

	December 31,
	2014	2013
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$96	$242
Private, available-for-sale, at fair value	52	73
Other trading account assets, at fair value	9,068	4,770
Equity securities, available-for-sale, at fair value	8	7
Commercial mortgage and other loans, at book value(1)	419	202
Other long-term investments	986	1,132
Short-term investments	347	392

Total investments	$10,976	$6,818

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

As of December 31, 2014, we hold no commercial real estate held-for-sale related to foreclosed interim loans. The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans,” with related derivatives and other hedging instruments primarily included in “Other trading account assets” and “Other long-term investments.”

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on these recent actions and their potential impact on us, see “Business—Regulation” and “Risk Factors”.

During 2014, we took the following significant actions that impacted our liquidity and capital position:

•	On December 18, 2014, we redeemed the IHC Debt for an aggregate redemption price of $2.1 billion;

•

On December 1, 2014, we entered into a Share Repurchase Agreement with the holders of all of the outstanding shares of our Class B Stock, and on January 2, 2015, we repurchased and cancelled all of the outstanding shares of the Class B Stock for a cash purchase price of $650.8 million;

•

Prudential Insurance paid a $2.0 billion dividend to Prudential Holdings, LLC (“PHLLC”) in December 2014, of which $1.6 billion was utilized to fund the IHC Debt redemption and $0.4 billion was ultimately sent to Prudential Financial to fund a portion of the Class B Stock repurchase;

•	We repurchased $1.0 billion of shares of our Common Stock and declared and paid aggregate Common Stock dividends of $1,005 million;

•	We issued $1.8 billion of medium-term notes in order to refinance upcoming debt maturities and to provide for operating needs;

•

We obtained additional financing for Regulation XXX reserves by entering into a new external captive financing facility for $1.75 billion, of which $385 million is outstanding, and we restructured the terms of an existing $3.7 billion captive financing facility;

•

We obtained additional financing for Guideline AXXX reserves by increasing the available capacity under an external captive financing facility to $3.5 billion, increasing the amount outstanding under that facility to $1.8 billion and executing $650 million of financing with affiliates; and

•

We entered into financing transactions pursuant to which we issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes. The asset-backed notes are held by an insurance subsidiary of Prudential Insurance to finance statutory surplus.

Capital

Our capital management framework is primarily based on statutory risk-based capital and solvency margin measures. Due to our diverse mix of businesses and applicable regulatory requirements, we apply certain refinements to the framework that are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company.

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

Capital Governance

Our capital management framework is ultimately reviewed and approved by our Board of Directors (the “Board”). The Board has adopted a capital policy that authorizes our Chairman and Chief Executive Officer and Vice Chairman to approve certain capital actions on behalf of the Company and to further delegate authority with respect to capital actions to appropriate officers. Any capital commitment that exceeds the authority granted to senior management under the capital policy is separately authorized by the Board.

In addition, our Capital and Finance Committee (“CFC”) reviews the use and allocation of capital above certain threshold amounts to promote the efficient use of capital, consistent with our strategic objectives, ratings aspirations and other goals and targets. This management committee provides a multi-disciplinary due diligence review of specific initiatives or transactions requiring the use of capital, including mergers and acquisitions. The CFC also evaluates our annual capital and financing plan (and quarterly updates to this plan), as well as our capital, liquidity and financial position, borrowing plans, and related matters prior to the discussion of these items with the Board.

Capitalization

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses and its outstanding capital debt, including junior subordinated debt.

As shown in the table below, as of December 31, 2014, the Financial Services Businesses had $38.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2014	2013
	(in millions)
Attributed Equity(1)	$25,099	$25,299
Junior subordinated debt (i.e. hybrid securities)	4,884	4,884
Other capital debt	8,451	5,345

Total capital	$38,434	$35,528

(1)	Excludes AOCI. This amount may be subject to volatility due to, among other things, the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, for which the foreign currency exposure is economically matched and offset in AOCI (see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

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

The Risk-Based Capital, or RBC, ratio is a primary measure of the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business, and our other domestic insurance subsidiaries. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities but is available to the public.

The RBC ratios for Prudential Insurance and Prudential Annuities Life Assurance Corporation (“PALAC”) were 456% and 502%, respectively, as of December 31, 2013. As of December 31, 2014, the ratios for both of these subsidiaries were greater than 400%. In addition, we do not expect the reinsurance of the Closed Block to Prudential Legacy Insurance Company of New Jersey (“PLIC”), as discussed in Note 25 to the Consolidated Financial Statements, to result in a material change to Prudential Insurance’s RBC ratio.

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

The solvency margin ratios for Prudential of Japan and Gibraltar Life were 858% and 931%, respectively, as of September 30, 2014, the most recent solvency margin reporting date for these subsidiaries. As of December 31, 2014, the solvency margin ratios for both of these subsidiaries were greater than 700%.

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

In addition, the NAIC recently finalized new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that directly affects the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, limits the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. This guidance did not have a material impact on the RBC ratios of our domestic insurance subsidiaries.

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed in “Business––Regulation––Insurance Operations––State Insurance Regulation––Insurance Reserves and Regulatory Capital,” during the fourth quarter of 2014, we reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products and life insurance products. We evaluate the regulatory capital of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital, derivatives, and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under a range of potential stress scenarios. See “Business—Corporate and Other” for further information on our Capital Protection Framework.

Captive Reinsurance Companies

We use captive reinsurance companies in our domestic insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. In the normal course of business we contribute capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with the captives in connection with financing arrangements.

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees, a portion of which we believe are non-economic. We use captive reinsurance companies to finance the non-economic reserves required under Regulation XXX and Guideline AXXX as described below under “—Financing Activities—Subsidiary borrowings—Financing of regulatory reserves associated with domestic life insurance products”.

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). This enables us to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and access to liquidity to support this hedging program; however, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we hold on-balance sheet capital and maintain access to committed sources of capital that are available to meet these needs as they arise.

Through December 31, 2014, we utilized a captive reinsurance company domiciled in New Jersey to reinsure 90% of the short-term risks of Prudential Insurance’s Closed Block Business. These short-term risks represent the impact of variations in experience of the Closed Block Business that are expected to be recovered over time as a result of corresponding adjustments to policyholder dividends. The reinsurance arrangement was intended to alleviate the short-term statutory surplus volatility within Prudential Insurance resulting from the Closed Block Business, including volatility caused by the impact of any unrealized mark-to-market losses and realized credit losses within its investment portfolio. To support the New Jersey captive’s obligations under the reinsurance arrangement, we maintained a $2.0 billion letter of credit facility with unaffiliated financial institutions. Effective January 1, 2015, this reinsurance arrangement was recaptured, and we terminated the $2.0 billion letter of credit facility on January 2, 2015. This captive structure is no longer necessary due to the reinsurance of the Closed Block to PLIC, effective January 1, 2015, as discussed in Note 25 to the Consolidated Financial Statements. PLIC is a wholly-owned subsidiary of Prudential Insurance and is not a captive reinsurance company.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In June 2014, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. This authorization succeeds the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve-month period. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

In the first quarter of 2013, Prudential Financial moved to a quarterly Common Stock dividend schedule. Previously, Common Stock dividends were paid on an annual basis. The following table sets forth information about repurchases of shares of Prudential Financial’s Common Stock, as well as declarations of Common Stock dividends, for each of the quarterly periods in 2014 and for the prior four years.

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2014	$0.58	$267	2.9	$250
September 30, 2014	$0.53	$245	2.8	$250
June 30, 2014	$0.53	$246	3.0	$250
March 31, 2014	$0.53	$247	2.9	$250

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2013	$1.73	$810	10.0	$750
December 31, 2012	$1.60	$749	11.5	$650
December 31, 2011	$1.45	$689	19.80	$1,000
December 31, 2010	$1.15	$564	—	$—

In addition, on February 10, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock, payable on March 19, 2015. As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the FRB. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Board.

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to the alternative sources of liquidity, as discussed below.

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

As of December 31, 2014, Prudential Financial had cash and short-term investments of $11,064 million, an increase of $5,509 million from 2013. The increase mainly reflects collateral posted to Prudential Financial related to our derivative positions as of December 31, 2014. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,316 million as of December 31, 2014, a decrease of $38 million from December 31, 2013.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Year Ended December 31,
	2014	2013
	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,476	$3,007
Proceeds from the issuance of long-term senior debt	1,794	1,050
Proceeds from the issuance of junior subordinated debt (hybrid securities)	0	1,210
Net income tax receipts	1,231	0
Net receipts under intercompany loan agreements(2)	1,242	421
Proceeds from stock-based compensation and exercise of stock options	431	538
Interest income from subsidiaries on intercompany agreements, net of interest paid	375	369
Proceeds from the issuance of retail medium-term notes	141	0
Proceeds from short-term debt, net of repayments	0	78

Total sources	7,690	6,673

Uses:
Capital contributions to subsidiaries(3)	3,065	1,760
Maturities of long-term senior debt, excluding retail medium-term notes	1,473	1,581
Common Stock dividends(4)	1,008	828
Share repurchases(5)	1,000	738
Interest paid on external debt	986	1,028
Repayments of short-term debt	94	0
Repayment of retail medium-term notes	58	615
Class B Stock dividends	19	19
Repayments of junior subordinated debt (hybrid securities)	0	920
Net income tax payments	0	246
Other, net	25	11

Total uses	7,728	7,746

Net increase (decrease) in cash and short-term investments	$(38)	$(1,073)

(1)	2014 includes dividends and/or returns of capital of $966 million from international subsidiaries, $578 million from asset management subsidiaries, $444 million from Prudential Annuities Holding Company, of which $342 million was from PALAC, $400 million from Prudential Insurance and $88 million from other subsidiaries. 2013 includes dividends and/or returns of capital of $1,642 million from international subsidiaries, $441 million from asset management subsidiaries, $338 million from an investment subsidiary, $391 million from Prudential Annuities Holding Company, of which $284 million was from PALAC, and $195 million from other subsidiaries.
(2)	2014 includes net receipts from subsidiaries of $1 billion from Prudential Arizona Reinsurance Captive Company, $402 million from Pruco Life Insurance Company (“Pruco Life”), and $200 million from PALAC, and net proceeds of $558 million from the issuance of notes to international subsidiaries, offset by net borrowings by subsidiaries of $312 million by asset management subsidiaries, $223 million by Pruco Re, $125 million by Prudential Term Reinsurance Company, $17 million by Prudential Life Insurance Company of New Jersey, and net repayments of $140 million to Prudential Holdings, LLC and $101 million to international subsidiaries. 2013 includes net repayments of $282 million by Pruco Life , $200 million by PALAC and $176 million by asset management subsidiaries, net proceeds of $459 million from the issuance of notes to international subsidiaries, and net repayments of $47 million from other subsidiaries, offset by net borrowings of $743 million by Pruco Re.
(3)	2014 includes capital contributions of $1,713 million to Pruco Re, $636 million to international subsidiaries, $320 million to asset management subsidiaries, $300 million to a special-purpose subsidiary in connection with a reserve financing, and $96 million to other subsidiaries. 2013 includes capital contributions of $712 million to Prudential Insurance, of which $615 million was paid to The Hartford Life Business in connection with our acquisition of its life insurance business, $618 million to international subsidiaries, $309 million to Pruco Re, $25 million to asset management subsidiaries and $96 million to other subsidiaries.
(4)	Includes cash payments made on dividends declared in prior periods.
(5)	2014 excludes $13 million related to trades that settled in January 2015. 2013 excludes $12 million related to trades that settled in January 2014.

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

Domestic insurance subsidiaries.    Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. In December 2014, Prudential Insurance paid an ordinary dividend of $1.3 billion and an extraordinary dividend of $748 million to its parent, Prudential Holdings, of which $1.6 billion was used to fund the IHC Debt redemption and $400 million was sent to Prudential Financial to fund a portion of the Class B Stock repurchase in January 2015.

The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During 2014, PALAC paid a dividend of $342 million through intermediate holding companies to Prudential Financial, of which $84 million was considered to be an extraordinary dividend under Arizona insurance law. During 2014, Pruco Life paid an ordinary dividend of $233 million and extraordinary dividends of $515 million to its parent, Prudential Insurance. During 2014, PRIAC paid extraordinary dividends of $700 million to its parent, Prudential Insurance.

International insurance subsidiaries.    Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2015, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable.

Although Gibraltar Life may be able to pay common stock dividends under these regulatory restrictions, it may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. In 2014, Gibraltar Life paid preferred dividends of ¥5.3 billion and redeemed a portion of its preferred stock for ¥44.3 billion to its parent Prudential Holdings of Japan, of which approximately ¥45.6 billion, or $390 million, was ultimately sent to Prudential Financial. Prudential of Japan did not declare a dividend in 2014. Prudential of Korea paid dividends of (Won)70.0 billion, or approximately $65 million, to its parent, Prudential International Insurance Holdings Ltd, of which approximately $60 million was sent to Prudential Financial.

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

Cash Flow

The principal sources of liquidity for our insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends, hedging activity and payments in connection with financing activities.

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

	December 31,
	2014	2013
	(in billions)
Prudential Insurance	$166.3	$160.0
Prudential Retirement Insurance and Annuity Company (“PRIAC”)	24.9	24.3
Other(1)	4.7	5.5

Total future policy benefits and policyholders’ account balances	$195.9	$189.8

(1)	Includes PALAC and Pruco Life. Amounts are reflected net of affiliated reinsurance recoverables.

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

For Prudential Insurance and other subsidiaries, the liabilities presented above primarily include annuity reserves and deposit liabilities and individual life insurance policy reserves. Individual life insurance policies are less susceptible to withdrawal than our annuity contracts because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Prudential Insurance’s reserves for group annuity contracts primarily relate to pension risk transfer contracts, which are generally not subject to early withdrawal. For our individual annuity contracts, to encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. The living benefit features of our variable annuities also encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

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

Gross account withdrawals for our domestic insurance operations’ products in 2014 were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

International insurance operations.    As with our domestic operations, in managing the liquidity of our international insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the liabilities for future policy benefits and policyholders’ account balances of certain of our international insurance subsidiaries as of the dates indicated.

	December 31,
	2014	2013
	(in billions)
Prudential of Japan(1)	$34.6	$34.6
Gibraltar Life(2)	85.3	91.3
All other international insurance subsidiaries(3)	11.6	10.9

Total future policy benefits and policyholders’ account balances	$131.5	$136.8

(1)	As of December 31, 2014 and 2013, $8.0 billion and $6.5 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.
(2)	Includes The Prudential Gibraltar Financial Life.
(3)	Represents our international insurance operations, excluding Japan.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars that may be subject to increased surrenders should the yen depreciate in relation to these currencies and interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2014, products with a market value adjustment feature represented $21.2 billion of our Japan operations’ insurance-related liabilities, which include $18.8 billion attributable to non-yen denominated fixed annuities.

In October, 2013, Gibraltar Life discontinued sales of its yen-denominated single premium reduced death benefit whole life product that has a greater savings component. This product is more susceptible to increased levels of surrenders if interest rates increase in Japan, which may result in losses. As of December 31, 2014, yen-denominated single premium reduced death benefit whole life products represented $8.2 billion of our Japan operations’ insurance-related liabilities.

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

	December 31, 2014
	Prudential Insurance	PRIAC	Other(1)	Total	December 31, 2013
	(in billions)
Cash and short-term investments	$6.9	$0.2	$0.6	$7.7	$8.3
Fixed maturity investments:
High or highest quality	130.8	18.6	8.4	157.8	149.2
Other than high or highest quality	9.3	1.6	0.7	11.6	10.5

Subtotal	140.1	20.2	9.1	169.4	159.7
Public equity securities	4.0	0.0	0.0	4.0	4.3

Total	$151.0	$20.4	$9.7	$181.1	$172.3

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2014
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2013

	(in billions)
Cash and short-term investments	$0.7	$2.0	$(0.6)	$2.1	$3.3
Fixed maturity investments:
High or highest quality(3)	27.1	82.7	14.1	123.9	123.5
Other than high or highest quality	0.5	2.3	0.2	3.0	2.8

Subtotal	27.6	85.0	14.3	126.9	126.3
Public equity securities	1.6	2.3	0.4	4.3	4.4

Total(4)	$29.9	$89.3	$14.1	$133.3	$134.0

(1)	Includes Prudential Gibraltar.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $123.9 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of December 31, 2014, $84.7 billion, or 68%, were invested in government or government agency bonds.
(4)	The decline in liquid assets from December 31, 2013 was driven by depreciation of the yen relative to the U.S. dollar, partly offset by business growth.

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

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of December 31, 2014, the living benefit hedging derivatives were in a net receive position of $4.7 billion compared to a net posting position of $0.4 billion as of December 31, 2013. The change in collateral position was primarily driven by a decline in interest rates.

Additionally, in certain cases, state insurance law requires reinsurers, such as Pruco Re, to collateralize their obligations under a reinsurance agreement to permit the ceding company to claim statutory reinsurance reserve credit for the business ceded. Because our subsidiaries Pruco Life and PALAC are domiciled in the State of Arizona (as is Pruco Re), they are able to claim reinsurance reserve credit for business ceded to Pruco Re without the need for Pruco Re to post collateral; however, Pruco Re must post collateral with respect to business ceded to it by our subsidiaries PLNJ and PRIAC. We satisfy collateral posting requirements by depositing assets into statutory reserve credit trusts. Funding needs for the statutory reserve credit trusts are separate and distinct from capital needs of Pruco Re; however, assets pledged to the statutory reserve credit trusts may include assets supporting the capital of Pruco Re, provided that they meet eligibility requirements prescribed by the Arizona Department of Insurance. Reinsurance reserve credit requirements and the amount of assets required to be pledged can vary substantially due to changes in equity markets, interest rates, actuarial assumptions and other factors. The statutory reserve credit trust for PLNJ required collateral of $124 million and $7 million as of December 31, 2014 and 2013, respectively. The statutory reserve credit trust for PRIAC required collateral of $5 million and $2 million as of December 31, 2014 and 2013, respectively.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the Japanese yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. The hedging strategy includes two primary components:

•

Income hedges—We hedge a portion of our prospective non-U.S. dollar-denominated earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2014, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2015, 2016 and 2017, respectively.

•

Equity hedges—We hold both internal and external hedges primarily to hedge our U.S. dollar-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their U.S. dollar-denominated investments attributable to changes in the yen-dollar exchange rate.

For additional information on our hedging strategy, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division.”

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either yen-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. A significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities:

	Year ended December 31,
Cash Settlements:	2014	2013
	(in millions)
Income Hedges(External)(1)	$293	$240
Equity Hedges:
Internal	697	831
External	23	(166)

Total Cash Settlements	$1,013	$905

	As of December 31,
Asset/(Liability):	2014	2013
	(in millions)
Income Hedges(External)(2)	$404	$443
Equity Hedges:
Internal	1,841	867
External	597	337

Total Assets/(Liabilities)(3)	$2,842	$1,647

(1)	Includes Korean Won related cash settlements of $(23) million and $(15) million for the year ended December 31, 2014 and 2013, respectively.
(2)	Includes a Korean Won related asset of $2.5 million and liability of $32 million as of December 31, 2014 and 2013, respectively.
(3)	Approximately 35%, 20% and 45% of the net asset as of December 31, 2014 is scheduled to settle in 2015, 2016 and thereafter, respectively. The market value of the asset/liability will vary with changing market conditions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations during 2014.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the alternative sources of liquidity described below:

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments, mortgage loans and fixed maturities, including mortgage- and asset-backed securities, with a weighted average life at time of purchase by the short-term portfolios of four years or less. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs attributable to the Financial Services Businesses and Closed Block Business as of the dates indicated.

	December 31, 2014			December 31, 2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated

	(in millions)
Securities sold under agreements to repurchase	$5,492	$3,915	$9,407	$4,128	$3,770	$7,898
Cash collateral for loaned securities	3,064	1,177	4,241	4,230	810	5,040
Securities sold but not yet purchased	77	0	77	56	0	56

Total(1)	$8,633	$5,092	$13,725	$8,414	$4,580	$12,994

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$6,610	$1,975	$8,585	$6,503	$2,273	$8,776
Weighted average maturity, in days(2)	23	52		39	71

(1)	The daily weighted average outstanding for the year ended December 31, 2014 and 2013 was $8,807 million and $7,044 million, for the Financial Services Businesses and $5,165 million and $4,219 million, for the Closed Block Business, respectively.
(2)	Excludes securities that may be returned to the Company overnight.

Outstanding liabilities under these programs increased $0.7 billion during 2014, due primarily to attractive cash collateral reinvestment opportunities.

As of December 31, 2014, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $108 billion, of which $13.3 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2014, we believe approximately $18.3 billion of the remaining eligible assets are readily lendable, including approximately $13.6 billion relating to the Financial Services Businesses, of which $3.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts.

In addition, as of December 31, 2014, our Closed Block Business had outstanding mortgage dollar rolls, under which we are committed to repurchase $0.6 billion of mortgage-backed securities, or TBA forward contracts. These repurchase agreements do not qualify as secured borrowings and are accounted for as derivatives. These mortgage-backed securities are considered high or highest quality based on NAIC or equivalent rating.

Membership in the Federal Home Loan Banks

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. Based on regulatory limitations, as of December 31, 2014, Prudential Insurance had an estimated maximum borrowing capacity of $7.2 billion under the FHLBNY facility, of which $2.2 billion was outstanding.

PRIAC is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which provides PRIAC access to collateralized advances from the FHLBB. Under Connecticut law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $213 million, none of which was outstanding as of December 31, 2014. Borrowings under these facilities are subject to the FHLBNY’s and the FHLBB’s discretion and require the availability of qualifying assets at Prudential Insurance and PRIAC. For further information, see Note 14 to our Consolidated Financial Statements.

Commercial Paper Programs

Prudential Financial and Prudential Funding have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings generally have been used to fund the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program. As of December 31, 2014, Prudential Financial and Prudential Funding had outstanding borrowings of $97 million and $386 million, respectively, under these commercial paper programs. For further information, see Note 14 to our Consolidated Financial Statements.

Credit Facilities

We have access to an aggregate of $3.75 billion of syndicated, unsecured committed credit facilities, which includes a $2 billion five-year facility expiring in 2018 that has Prudential Financial as borrower and a $1.75 billion three-year facility expiring in 2016 that has both Prudential Financial and Prudential Funding as borrowers. The facilities may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. There were no outstanding borrowings under these credit facilities as of December 31, 2014 or as of the date of this filing.

Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities require that the Company maintain at all times consolidated net worth of at least $18.99 billion (excluding AOCI and excluding equity of non-controlling interests). Prior to our amending the facilities in December 2014, this minimum net worth requirement applied to the net worth of the Financial Services Businesses only. For further information, see Note 14 to our Consolidated Financial Statements.

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

The put option described above will be exercised automatically in full upon our failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if our failure to pay is not cured within 30 days, and upon an event involving our bankruptcy. We are also required to exercise the put option if our consolidated stockholders’ equity, calculated in accordance with GAAP but excluding AOCI, falls below $7 billion, subject to adjustment in certain cases. We have a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for principal and interest strips of U.S. Treasury securities. Finally, any of the 4.419% senior notes that we issue may be redeemed by us prior to their maturity at par or, if greater, a make-whole price, following a voluntary exercise in full of the put option.

Financing Activities

As of December 31, 2014 and 2013, total short- and long-term debt of the Company on a consolidated basis was $23.7 billion and $26.2 billion, respectively. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2014			December 31, 2013
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated

	(in millions)
General obligation short-term debt:
Commercial paper(1)	$97	$386	$483	$190	$460	$650
Current portion of long-term debt and other(2)(3)	2,222	1,134	3,356	1,531	413	1,944

Subtotal	2,319	1,520	3,839	1,721	873	2,594

General obligation long-term debt:
Senior debt(3)(4)	11,177	1,927	13,104	11,462	1,466	12,928
Junior subordinated debt	4,884	0	4,884	4,884	0	4,884
Surplus notes(5)	0	1,341	1,341	0	4,141	4,141

Subtotal	16,061	3,268	19,329	16,346	5,607	21,953

Total general obligations	18,380	4,788	23,168	18,067	6,480	24,547

Limited recourse borrowing(6):
Current portion of long-term debt	0	0	0	0	75	75
Long-term debt	0	502	502	0	1,600	1,600

Total limited recourse borrowings	0	502	502	0	1,675	1,675

Total borrowings	$18,380	$5,290	$23,670	$18,067	$8,155	$26,222

(1)	See “—Alternative Sources of Liquidity” above for a discussion on our use of commercial paper
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at December 31, 2014. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(3)

Does not include $2,705 million and $2,381 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2014 and 2013 respectively, or $1.9 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York at both December 31, 2014 and 2013. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Notes 10 and 14 to the Consolidated Financial Statements

(4)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at December 31, 2013. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.
(5)	Amounts are net of assets under set-off arrangements of $3,973 million and $2,400 million, as of December 31, 2014 and 2013. respectively
(6)	Limited and non-recourse borrowing represents outstanding debt of Prudential Holdings, LLC that is attributable to the Closed Block Business and mortgage debt of our insurance subsidiaries that has recourse only to real estate investment property. The borrowings of Prudential Holdings were redeemed in December 2014. See “Prudential Holdings, LLC Notes” within Note 14 to the Consolidated Financial Statements for additional information.

As of December 31, 2014 and 2013, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on the terms of our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $13.3 billion and $10.2 billion as of December 31, 2014 and 2013, respectively. Investment-related debt of $6.7 billion and $9.9 billion as of December 31, 2014 and 2013, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, including funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our asset management business.

Prudential Financial Borrowings

Long-term borrowings are conducted primarily by Prudential Financial. It borrows these funds to meet its capital and other funding needs, as well as the capital and funding needs of its subsidiaries. Prudential Financial maintains a shelf registration statement with the SEC that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, Prudential Financial’s shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity.

Prudential Financial primarily issues senior debt under its Medium-Term Note, Series D program that currently has an authorized issuance capacity of $20.0 billion, of which approximately $6.7 billion remained available as of December 31, 2014. Prudential Financial also maintains a retail medium-term notes program, including InterNotes®, that has an authorized issuance capacity of $5.0 billion, of which approximately $4.6 billion remained available as of December 31, 2014. The weighted average interest rate on Prudential Financial’s senior notes, including the effect of interest rate hedging activity, was 5.18% and 5.39% for the years ended December 31, 2014 and 2013, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial had $4.9 billion of junior subordinated notes outstanding as of December 31, 2014 that are considered hybrid securities and receive enhanced equity treatment from the rating agencies. See Note 14 to our Consolidated Financial Statements for a description of the key terms of our junior subordinated notes.

Prudential Financial borrowings of $18,380 million increased $313 million from December 31, 2013, driven primarily by the issuance of $1,794 million of medium-term notes and the issuance of $141 million of retail notes, partially offset by $1,473 million of maturities of medium-term notes, a decrease of $93 million in commercial paper borrowings and the maturities and scheduled principal payments of $58 million of retail notes.

Subsidiary Borrowings

Subsidiary borrowings principally consist of surplus note issuances done within our insurance and captive reinsurance subsidiaries, commercial paper borrowings by Prudential Funding and asset-based financing.

Subsidiary borrowings of $5,290 million decreased $2,865 million, primarily driven by the redemption of $1,600 million of the limited recourse debt issued by Prudential Holdings. See Note 14 to the Consolidated Financial Statements for additional information. In addition in 2014, Financial Assurance Japan, a subsidiary of Prudential Holdings of Japan, repaid ¥32.5 billion, or approximately $300 million, of external debt assumed during the Star and Edison acquisition.

Financing of regulatory reserves associated with domestic life insurance products

Term and Universal Life Reserve Financing

As discussed above under “Capital—Captive Reinsurance Companies,” we use captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held by our domestic life insurance companies under Regulation XXX and Guideline AXXX that we consider to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our captive reinsurers and the issuance of surplus notes by those captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval.

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.25 billion of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which, as of December 31, 2014, $4.97 billion of surplus notes was outstanding. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and, under certain of the transactions, Prudential Financial has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2014:

	Surplus Note		Outstanding as of 12/31/2014	Facility Size
Credit Linked Note Structures:	Issue Dates	Maturity Dates

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	$2,000
AXXX	2013	2033	1,838	3,500
XXX	2014	2034	1,000	1,000
XXX	2014	2024	385	1,750

Total Credit Linked Note Structures			$4,973	$8,250

As of December 31, 2014, we also had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2014, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

As discussed under “Business— Regulation,” in December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. We are currently evaluating the affect of AG 48 on any future financing of statutory reserves for our term and universal life business.

Other Insurance Financing

In 2014, Prudential Financial entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2019 through 2021; however, the maturity date of a portion of the notes may be extended by us for up to three years, subject to conditions. The asset-backed notes were ultimately contributed to PRIAC, an insurance subsidiary, to finance statutory surplus, and PRIAC, in turn, paid cash dividends totaling $500 million to its parent, Prudential Insurance.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third party financial institution. As of December 31, 2014, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of that date.

On February 18, 2015, PLIC entered into a twenty-year financing facility with certain unaffiliated financial institutions and Essex, LLC, a special-purpose company affiliate (“LLC”), pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to LLC up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit linked notes issued by LLC. Upon issuance, PLIC would hold any credit linked notes as assets to finance future statutory surplus needs within PLIC. See Note 25 to the Consolidated Financial Statements for additional information.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)

Last review date	5/7/2014	12/22/2014	7/11/2013	7/10/2014
Current outlook	Stable	Stable(5)	Stable	Positive

Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A1	A+
Pruco Life Insurance Company	A+	AA-	A1	A+
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A1	A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	AA-	NR	NR
Prudential Life Insurance Co. of Taiwan, Inc.(6)	NR	twAA+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F2
Long-term senior debt	a-	A	Baa1	BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa2	BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A3	A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1
Long-term senior debt	a+	AA-	A2	A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A1	A+

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “S (suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (default),” with ratings from “aaa” to “bbb” considered as investment grade. A.M. Best short-term credit ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “R (regulatory supervision).” A rating of AA- is the fourth highest of twenty-three rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest).” A rating of A1 is the fifth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings range from “Aaa (highest)” to “C (default). Moody’s short-term ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)

Fitch Ratings Inc., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of A+ is the fifth highest of nineteen rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),”

which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).”

(5)	S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook due to their negative outlook on the sovereign debt ratings of Japan.
(6)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was issued on December 18, 2013 by Taiwan Ratings Corporation, a partner of S&P.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, Moody’s, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Fitch has all of the Company’s ratings on positive outlook; Moody’s and A.M. Best have all of the Company’s ratings on stable outlook; and S&P has the ratings of our U.S.-domiciled entities on stable outlook and the ratings of our Japanese insurance entities on negative outlook due to the negative outlook on their sovereign debt ratings of Japan.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. A ratings downgrade of three ratings levels from the ratings levels as of December 31, 2014 (relating to financial strength ratings in certain cases and credit ratings in other cases) would result in estimated additional collateral posting requirements or payments under such agreements of approximately $9 million. The amount of collateral required to be posted for derivative agreements is also dependent on the fair value of the derivative positions as of the balance sheet date. For additional information regarding the potential impacts of a ratings downgrade on our derivative agreements see Note 21 to our Consolidated Financial Statements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of approximately $1.4 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

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

On July 10, 2014, Fitch affirmed Prudential Financial’s long-term senior debt rating at “BBB+” and the financial strength ratings of our U.S. operating entities at “A+”. Fitch also revised the outlook on these ratings from stable to positive.

On December 22, 2014, S&P affirmed the long-term senior debt rating of Prudential Financial at “A” and the financial strength ratings of Prudential’s core subsidiaries at “AA-”. All U.S. ratings have stable outlooks, while the ratings of our Japanese subsidiaries have negative outlooks due to S&P’s negative outlook on the Japan sovereign rating.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2014. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2015	2016-2017	2018-2019	2020 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$43,595	$4,870	$4,797	$4,722	$29,206
Operating and capital lease obligations(2)	629	123	199	126	181
Purchase obligations:
Commitments to purchase or fund investments(3)	4,911	3,966	501	292	152
Commercial mortgage loan commitments(4)	2,442	1,850	553	0	39
Other liabilities:
Insurance liabilities(5)	1,297,197	48,793	79,278	84,035	1,085,091
Other(6)	13,898	13,675	63	53	107

Total	$1,362,672	$73,277	$85,391	$89,228	$1,114,776

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)	The estimated payments due by period for operating and capital leases reflect the future minimum lease payments under non-cancelable operating and capital leases, as disclosed in Note 23 to the Consolidated Financial Statements.
(3)	As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $28 million that we anticipate will ultimately be funded from our separate accounts.
(4)	As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of reinsurance recoverables. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1,297 billion exceeds the corresponding liability amounts of approximately $660 billion included in the Consolidated Financial Statements as of December 31, 2014. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $6.058 billion of notes of consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2014.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 14 to our Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2014, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, neither of the notes is reflected in the Company’s Consolidated Financial Statements as of that date. For further discussion see “—Liquidity—Financing Activities.”

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

•

Finance Committee: oversees risks involving the Company’s capital and liquidity management, the incurrence and repayment of borrowings, the capital structure, the funding of benefit plans and statutory insurance reserves. It also oversees the strength of the finance function. The Finance Committee reviews and recommends for approval to the Board the Company’s capital plan. The Finance Committee also receives regular updates on the sources and uses of capital relative to plan, as well as on our Capital Protection Framework.

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

•

Corporate Governance and Business Ethics Committee: oversees the Company’s political contributions, lobbying expenses and overall political strategy, as well as its environmental, sustainability and corporate social responsibility.

In February 2015 the Board established a Risk Committee comprised of the chairs of the other Board committees to more closely coordinate the risk oversight functions of each Board committee.

Management Committees

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). The ERC is chaired by our Chief Risk Officer and otherwise comprised of the Vice Chairman, Chief Operating Officers for the U.S. and International Businesses, General Counsel, Chief Financial Officer, Chief Investment Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC’s mandate is to review significant risks that impact the Company and approve, or recommend to the Board for approval, our risk management policies and limits to keep the risk profile of the Company consistent with its strategy.

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

Risk Exposure and Monitoring

We classify our risks into four general categories: investment risk, market risk, insurance risk and operational risk (which includes legal, regulatory and technology risk). In addition we are exposed to model risk, as well as reputational risk, which underlies, and is a part of, each risk assessment.

For information on risk as it relates to our capital and liquidity, see “—Liquidity and Capital Resources.”

Investment Risk Management

We view investment risk as the risk of loss on fixed maturity investments due to default or deterioration in credit quality, or loss on equity or real estate investments due to deterioration in value. Our exposure to investment risk is primarily comprised of:

•	the risk that we will not receive contractual payments on a timely basis on fixed maturity investments (for example, credit default risk);

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

With general account fixed maturities of $329 billion as of December 31, 2014, Prudential Financial is exposed to significant credit risk. To manage this risk, we have a set of risk limits in place, including enterprise-level risk limits set by the Investment Committee of the Board of Directors. These limits are delineated into formal Investment Policy Statements which set limits on asset classes, permissible instruments, individual issuer, industry/sector and geographic exposures by individual legal entities, segments and business units. Compliance with most of these limits is measured on a daily basis, with some limits measured monthly or quarterly. In addition, our credit research departments closely monitor our credit exposures and maintain watch lists of exposures where there is a risk of impairment. If we have concerns about credit for a public exposure, we may sell some or all of that exposure or hedge the exposure with credit derivatives. See “—General Account Investments” for further information on our general account portfolio, including the composition of our fixed maturity portfolio by industry category and credit quality.

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

Insurance Risk Management

We define insurance risk as the risk of loss due to deviations in experience compared to our assumptions. Our exposure is primarily comprised of:

•

Mortality risk, or the risk that death claims are greater than expected, primarily within our Individual Life, Group Insurance and International Insurance segments, or the risk that policyholders survive longer than expected, primarily within our Individual Annuities, Retirement and International Insurance segments;

•

Morbidity risk, or the risk that health claims from sickness or disability are greater than expected, primarily within our Group Insurance and International Insurance segments as well as from long term care policies within Divested Businesses; and

•	Policyholder behavior risk, or the risk that our customers’ persistency experience or utilization experience differs from our expectations.

Underwriting insurance risk is a fundamental part of our business. We believe our scale provides for the benefits of diversification, both within an insurance risk type (potentially enhancing predictability of experience) and across insurance risk types (for example, to some extent, mortality risk provides a natural hedge against longevity risk). Insurance risk mitigation begins with product design, as well as underwriting and pricing standards at the business unit level with corporate oversight. In some cases, the availability and/or credibility of policyholder behavior experience may be limited, which we strive to reflect in the product design and pricing of the product. We provide corporate oversight of the material insurance risk assumptions utilized in pricing and valuation.

Operational Risk Management

Operational risk is defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes and systems, employee actions, or as the result of external events. Operational risks are broad in scope and evident in each business unit and corporate function. We are exposed to operational risk in many ways, including, but not limited to:

•	Legal and regulatory compliance risk

•	Sales practices risk

•	Fraud (internal and external) risk

•	Reputational risk

•	Employee risk

•	Technology risk, including data security, system failures and processing errors

•	Financial reporting risk

•	Extreme events risk, such as loss of people and/or infrastructure caused by natural disasters, terrorism, disease, etc.

•	Information risk

•	Vendor risk

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

In order to respond to the threat of security breaches and cyber attacks, the Company has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for the Company’s technological resources, and includes training for employees, contractors and third parties. The Company continually engages with the outside security community and monitors cyber threat information.

We are also exposed to emerging risks, that is, those conditions, situations or trends that may significantly impact us in the future. By nature, these risks involve a high degree of uncertainty. ERM, together with our businesses, monitors and evaluates emerging risks on a regular basis.

Model Risk Management

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

Market Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Risk range limits are established for each type of market risk and are approved by the Investment Committee of the Board of Directors and subject to ongoing review.

Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads);

•	Value-at-Risk, or “VaR” measures;

•	Asset/liability management analytics;

•	Stress scenario testing;

•	Hedging programs; and

•

Risk management governance, including policies, limits and a market risk oversight committee. For additional information regarding our overall risk management framework and governance structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” above.

Market Risk Mitigation

Risk mitigation takes three primary forms:

•

Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

•	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.

•

Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans, and policy loans. Liabilities that subject us to interest rate risk primarily include policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, certain guaranteed benefit features accounted for as embedded derivatives, and outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps, forwards, futures and options. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;

•	Asset-based fees earned on assets under management or contractholder account values;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs;

•	Net exposure to the guarantees provided under certain products; and

•	Capital levels of our regulated entities.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. In certain markets, primarily outside the U.S. and Japan, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting the limits. As of December 31, 2014 and 2013, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2014 and 2013. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2014			As of December 31, 2013(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(2)		$328,942	$(27,812)		$314,015	$(25,834)
Commercial mortgage and other loans		49,097	(2,176)		42,805	(1,850)
Derivatives:
Swaps	$224,345	6,316	(5,690)	$204,626	(2,268)	(3,719)
Futures	32,357	6	102	34,723	6	12
Options	85,354	952	(337)	86,657	454	344
Forwards	22,517	(165)	(27)	15,108	157	(60)
Synthetic GICs(3)	74,707	6	0	78,110	8	0
Variable annuity and other living benefit feature embedded derivatives(4)		(8,182)	5,560		(441)	3,097
Financial liabilities with interest rate risk(5):
Short-term and long-term debt		(25,974)	3,039		(28,286)	2,392
Limited recourse notes issued by consolidated VIEs(6)		(18)	0		(39)	0
Investment contracts		(96,375)	3,480		(96,600)	3,410

Net estimated potential loss			$(23,861)			$(22,208)

(1)	Prior periods have been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(2)	Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(3)	The gross notional amount as of December 31, 2013, has been revised from $60,758 million to $78,110 million to correct the previously reported amount. This amount does not impact the Consolidated Financial Statements.
(4)	Reflects only the gross change on the embedded derivatives and excludes any offsetting impact of derivative instruments purchased to hedge such changes.
(5)	Excludes approximately $259 billion and $248 billion as of December 31, 2014 and December 31, 2013, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(6)	See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated VIEs.

Our net estimated potential loss in fair value as of December 31, 2014 increased from December 31, 2013, reflecting increases in our fixed maturity securities and commercial mortgage loan portfolios in 2014, primarily driven by a decrease in U.S. interest rates. This increase was partially offset by a decrease in net estimated potential loss in fair value from variable annuity and other living benefits, reflecting a higher liability driven by a decline in interest rates.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our own non-

performance risk (“NPR”). The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2014, to reflect NPR in the valuation of these embedded derivatives, ranged from 0 to 130 basis points.

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

	December 31, 2014	December 31, 2013
	(Increase) / Decrease in Embedded Derivative Liability	(Increase) / Decrease in Embedded Derivative Liability
	(in millions)
Increase in credit spread by 50 basis points	$1,814	$548
Decrease in credit spread by 50 basis points	$(2,203)	$(769)

The increase in sensitivity to changes in credit spreads was primarily driven by an increase in the base liability for certain variable annuity and other living benefits features, as discussed above. For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements below. For information on the impacts of a sustained low interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Industry Trends—Impact of a Low Interest Rate Environment” above.

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

We estimate our investment equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2014 and 2013. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2014			As of December 31, 2013
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$12,152	$(1,215)		$12,287	$(1,229)
Equity-based derivatives(2)(3)	$73,138	69	1,617	$73,047	(85)	1,170
Variable annuity and other living benefit feature embedded derivatives(3)(4)		(8,182)	(1,193)		(441)	(852)

Net estimated potential loss			$(791)			$(911)

(1)	Includes equity securities classified as “trading account assets supporting insurance liabilities” and other equity securities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.
(2)	Prior periods have been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(3)	The notional and fair value of equity-based derivatives and the fair value of variable annuity and other living benefit feature embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not cumulative.
(4)	Reflects only the gross change on the embedded derivatives, and excludes any offsetting impact of derivative instruments purchased to hedge such changes.

The net estimated potential loss decreased by $120 million. The estimated equity price risk associated with the living benefit features accounted for as embedded derivatives increased due to an increase in the value of the liability; however, this was more than offset by a change in risk associated with equity-based derivatives used to hedge these features. For a discussion of changes in derivatives, see “Derivatives” below. For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information regarding our capital hedging program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” below.

Market Risk Related to Foreign Currency Exchange Rates

As a U.S.-based company with significant business operations outside of the U.S., particularly in Japan, we are exposed to foreign currency exchange rate risk related to these operations, as well as to our general account investment portfolio and other proprietary investment portfolios.

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched, the accounting may differ for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our equity investments due to foreign exchange rate movements. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

For our domestic general account investment portfolios supporting our U.S. insurance operations and other proprietary investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

We manage our foreign currency exchange rate risks within specified policy limits, and by using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. For our equity investment in international subsidiaries, excluding our Japanese insurance operations, and the foreign currency-denominated investments held in our domestic general account portfolio, we estimate the potential loss based on end of period and average month-end VaR, each measured at a 95% confidence level and using a one-month time horizon. These calculations use historical price volatilities and correlation data at a 95% confidence level. The following table sets forth these measures as of the periods indicated.

	As of December 31, 2014			As of December 31, 2013
	Fair Value	Estimated VaR	Average VaR	Fair Value	Estimated VaR	Average VaR
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency-denominated investments in domestic general account portfolio(1)	$4,726	$(110)	$(93)	$5,202	$(99)	$(115)

(1)	Excludes assets and liabilities subject to the impact of foreign exchange rate movements that are hedged with externally-purchased derivatives or are economically matched, as discussed above.

For derivatives used to hedge the anticipated level of U.S. dollar-equivalent earnings of our international operations, the potential loss based on VaR, measured at a 95% confidence level and using a one-month time horizon, was $92 million and $68 million as of December 31, 2014 and December 31, 2013, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Portfolio Composition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

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

The notional amount of derivative instruments increased $20 billion in 2014, from $419 billion as of December 31, 2013 to $439 billion as of December 31, 2014. The increase was primarily related to our variable annuity and foreign exchange hedging activities. Notional amounts are presented on a gross basis and include derivatives used to offset existing positions. For additional information on our derivative activities, see Note 21 to the Consolidated Financial Statements below.

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

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 20, 2015

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2014 and 2013 (in millions, except share amounts)

	2014	2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 – $265,116; 2013 – $268,727)(1)	$299,090	$286,866
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2014 – $2,902; 2013 – $3,553)(1)	2,575	3,312
Trading account assets supporting insurance liabilities, at fair value(1)	20,263	20,827
Other trading account assets, at fair value(1)	10,874	6,453
Equity securities, available-for-sale, at fair value (cost: 2014 – $6,921; 2013 – $7,003)	9,861	9,910
Commercial mortgage and other loans (includes $380 and $158 measured at fair value under the fair value option at December 31, 2014 and December 31, 2013, respectively)(1)	46,432	41,008
Policy loans	11,712	11,766
Other long-term investments (includes $1,082 and $873 measured at fair value under the fair value option at December 31, 2014 and December 31, 2013, respectively)(1)	10,921	10,328
Short-term investments	8,258	7,703

Total investments	419,986	398,173
Cash and cash equivalents(1)	14,918	11,439
Accrued investment income(1)	3,130	3,089
Deferred policy acquisition costs	15,971	16,512
Value of business acquired	2,836	3,675
Other assets(1)	13,379	13,833
Separate account assets	296,435	285,060

TOTAL ASSETS	$766,655	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$217,766	$206,859
Policyholders’ account balances(1)	136,150	136,657
Policyholders’ dividends	7,661	5,515
Securities sold under agreements to repurchase	9,407	7,898
Cash collateral for loaned securities	4,241	5,040
Income taxes	9,881	5,422
Short-term debt	3,839	2,669
Long-term debt	19,831	23,553
Other liabilities(1)	13,037	13,925
Notes issued by consolidated variable interest entities (includes $6,033 and $3,254 measured at fair value under the fair value option at December 31, 2014 and December 31, 2013, respectively)(1)	6,058	3,302
Separate account liabilities	296,435	285,060

Total liabilities	724,306	695,900

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 and 660,111,319 shares issued at December 31, 2014 and December 31, 2013, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued at both December 31, 2014 and December 31, 2013)	0	0
Additional paid-in capital	24,565	24,475
Common Stock held in treasury, at cost (205,277,862 and 199,056,067 shares at December 31, 2014 and December 31, 2013, respectively)	(13,088)	(12,415)
Class B Stock held in treasury, at cost (2,000,000 and 0 shares at December 31, 2014 and December 31, 2013, respectively)	(651)	0
Accumulated other comprehensive income (loss)	16,050	8,681
Retained earnings	14,888	14,531

Total Prudential Financial, Inc. equity	41,770	35,278

Noncontrolling interests	579	603

Total equity	42,349	35,881

TOTAL LIABILITIES AND EQUITY	$766,655	$731,781

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts)

	2014	2013	2012
REVENUES
Premiums	$29,293	$26,237	$65,354
Policy charges and fee income	6,179	5,415	4,489
Net investment income	15,256	14,729	13,661
Asset management and service fees	3,719	3,485	3,053
Other income	(1,978)	(3,199)	(269)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(127)	(1,055)	(1,611)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	71	856	1,274
Other realized investment gains (losses), net	1,692	(5,007)	(1,104)

Total realized investment gains (losses), net	1,636	(5,206)	(1,441)

Total revenues	54,105	41,461	84,847

BENEFITS AND EXPENSES
Policyholders’ benefits	31,587	26,733	65,131
Interest credited to policyholders’ account balances	4,263	3,111	4,234
Dividends to policyholders	2,716	2,050	2,176
Amortization of deferred policy acquisition costs	1,973	240	1,504
General and administrative expenses	11,807	11,011	11,094

Total benefits and expenses	52,346	43,145	84,139

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,759	(1,684)	708

Total income tax expense (benefit)	349	(1,058)	213

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,410	(626)	495
Equity in earnings of operating joint ventures, net of taxes	16	59	60

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,426	(567)	555
Income (loss) from discontinued operations, net of taxes	12	7	15

NET INCOME (LOSS)	1,438	(560)	570
Less: Income (loss) attributable to noncontrolling interests	57	107	50

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$1,381	$(667)	$520

EARNINGS PER SHARE (See Note 16)
Financial Services Businesses
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.23	$(1.57)	$1.02
Income (loss) from discontinued operations, net of taxes	0.02	0.02	0.04

Net income (loss) attributable to Prudential Financial, Inc.	$3.25	$(1.55)	$1.06

Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.20	$(1.57)	$1.01
Income (loss) from discontinued operations, net of taxes	0.03	0.02	0.04

Net income (loss) attributable to Prudential Financial, Inc.	$3.23	$(1.55)	$1.05

Dividends declared per share of Common Stock	$2.17	$1.73	$1.60

Closed Block Business
Basic and Diluted earnings per share—Class B Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(70.00)	$22.00	$11.50
Income (loss) from discontinued operations, net of taxes	0.56	0.00	(1.00)

Net income (loss) attributable to Prudential Financial, Inc.	$(69.44)	$22.00	$10.50

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012 (in millions)

	2014	2013	2012
NET INCOME (LOSS)	$1,438	$(560)	$570
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,081)	(1,487)	(263)
Net unrealized investment gains (losses)	13,730	(1,528)	8,632
Defined benefit pension and postretirement unrecognized periodic benefit	(1,043)	874	(699)

Total	11,606	(2,141)	7,670

Less: Income tax expense (benefit) related to other comprehensive income (loss)	4,249	(582)	2,667

Other comprehensive income (loss), net of taxes	7,357	(1,559)	5,003

Comprehensive income (loss)	8,795	(2,119)	5,573
Less: Comprehensive income (loss) attributable to noncontrolling interests	45	81	84

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$8,750	$(2,200)	$5,489

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity(1)

Years Ended December 31, 2014, 2013 and 2012 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$6	$24,293	$16,506	$(11,920)	$0	$5,245	$34,130	$509	$34,639
Common and Class B Stock acquired				(650)			(650)		(650)
Common Stock issued
Contributions from noncontrolling interests								4	4
Distributions to noncontrolling interests								(85)	(85)
Consolidations/(deconsolidations) of noncontrolling interests								97	97
Stock-based compensation programs		87	(192)	407			302		302
Dividends declared on Common Stock			(749)				(749)		(749)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income			520				520	50	570
Other comprehensive income, net of tax						4,969	4,969	34	5,003

Total comprehensive income (loss)							5,489	84	5,573

Balance, December 31, 2012	6	24,380	16,066	(12,163)	0	10,214	38,503	609	39,112
Common and Class B Stock acquired				(750)			(750)		(750)
Common Stock issued
Contributions from noncontrolling interests								4	4
Distributions to noncontrolling interests								(113)	(113)
Consolidations/(deconsolidations) of noncontrolling interests								22	22
Stock-based compensation programs		95	(39)	498			554		554
Dividends declared on Common Stock			(810)				(810)		(810)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income			(667)				(667)	107	(560)
Other comprehensive income, net of tax						(1,533)	(1,533)	(26)	(1,559)

Total comprehensive income (loss)							(2,200)	81	(2,119)

Balance, December 31, 2013	6	24,475	14,531	(12,415)	0	8,681	35,278	603	35,881
Common and Class B Stock acquired				(1,000)	(651)		(1,651)		(1,651)
Common Stock issued
Contributions from noncontrolling interests		(4)					(4)	107	103
Distributions to noncontrolling interests								(175)	(175)
Consolidations/(deconsolidations) of noncontrolling interests								(1)	(1)
Stock-based compensation programs		94		327			421		421
Dividends declared on Common Stock			(1,005)				(1,005)		(1,005)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income			1,381				1,381	57	1,438
Other comprehensive income, net of tax						7,369	7,369	(12)	7,357

Total comprehensive income (loss)							8,750	45	8,795

Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349

(1)	Class B Stock is not presented as the amounts are immaterial.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012 (in millions)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,438	$(560)	$570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,636)	5,206	1,441
Policy charges and fee income	(2,156)	(1,649)	(1,412)
Interest credited to policyholders’ account balances	4,263	3,111	4,234
Depreciation and amortization	631	411	302
(Gains) losses on trading account assets supporting insurance liabilities, net	(339)	250	(613)
Change in:
Deferred policy acquisition costs	(721)	(2,661)	(2,061)
Future policy benefits and other insurance liabilities	11,276	8,379	17,784
Other trading account assets	44	(33)	(33)
Income taxes	175	(1,343)	527
Other, net	6,421	(2,666)	170

Cash flows from operating activities	19,396	8,445	20,909

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	49,529	60,719	38,678
Fixed maturities, held-to-maturity	415	587	528
Trading account assets supporting insurance liabilities and other trading account assets	13,548	19,412	15,347
Equity securities, available-for-sale	5,001	4,227	4,202
Commercial mortgage and other loans	4,076	6,501	5,327
Policy loans	2,084	2,231	2,241
Other long-term investments	655	1,873	1,474
Short-term investments	73,823	60,002	28,123
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(57,467)	(67,774)	(52,212)
Fixed maturities, held-to-maturity	(21)	(208)	(18)
Trading account assets supporting insurance liabilities and other trading account assets	(16,522)	(22,552)	(16,115)
Equity securities, available-for-sale	(4,476)	(4,301)	(4,001)
Commercial mortgage and other loans	(9,346)	(10,316)	(7,066)
Policy loans	(1,855)	(1,831)	(2,012)
Other long-term investments	(2,445)	(2,850)	(1,736)
Short-term investments	(74,295)	(61,034)	(28,323)
Acquisitions, net of cash acquired	(23)	(488)	0
Other, net	231	(532)	143

Cash flows used in investing activities	(17,088)	(16,334)	(15,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	23,977	24,721	22,822
Policyholders’ account withdrawals	(22,003)	(24,960)	(24,014)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	710	3,200	584
Cash dividends paid on Common Stock	(1,008)	(828)	(749)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(27)	96	(583)
Common Stock acquired	(1,000)	(738)	(650)
Common Stock reissued for exercise of stock options	269	348	150
Proceeds from the issuance of debt (maturities longer than 90 days)	7,955	4,660	6,064
Repayments of debt (maturities longer than 90 days)	(7,384)	(3,939)	(3,391)
Excess tax benefits from share-based payment arrangements	26	32	51
Change in bank deposits	0	0	(1,730)
Other, net	133	(331)	160

Cash flows from (used in) financing activities	1,629	2,242	(1,305)

Effect of foreign exchange rate changes on cash balances	(458)	(1,014)	(335)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,479	(6,661)	3,849
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,439	18,100	14,251

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,918	$11,439	$18,100

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012 (in millions)

	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$109	$1,279	$501
Interest paid	$1,883	$1,387	$1,349
NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$100	$105	$211
Federal Home Loan Bank of New York debt reissued as funding agreements and reported as policyholder account balances	$0	$0	$445
Significant Pension Risk Transfer transactions:
Assets Received, excluding cash and cash equivalents	$1,435	$0	$33,423
Liabilities assumed	4,653	0	33,423

Net cash received	$3,218	$0	$0

Acquisition of Gibraltar BSN Life Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$656	$0	$0
Liabilities assumed	586	0	0
Noncontrolling interest assumed	47	0	0

Net cash paid on acquisition	$23	$0	$0

Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$11,056	$0
Liabilities assumed	0	10,568	0

Net cash paid on acquisition	$0	$488	$0

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

From demutualization through December 31, 2014, the Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance. The Company’s divested businesses and businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which has included the Closed Block (see Note 12), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company ceased offering these participating products.

From demutualization through December 31, 2014, Prudential Financial has had two classes of common stock: the Common Stock, which is publicly traded (NYSE:PRU) and which has reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and which has reflected the performance of the Closed Block Business.

On January 2, 2015, pursuant to a Share Repurchase Agreement, Prudential Financial repurchased and cancelled the 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B stock, for an aggregate cash purchase price of $650.8 million (the “Class B Repurchase”). The purchase price was determined by an independent appraiser under the methodology set forth in Prudential Financial’s Amended and Restated Certificate of Incorporation. Pursuant to the Share Repurchase Agreement, holders of a majority of the Class B Stock may dispute the purchase price prior to April 6, 2015, and any dispute may be resolved through arbitration. Accordingly, the final purchase price of the Class B Stock may change in the event of a dispute. Effective December 1, 2014, the Class B Repurchase was recorded within the Closed Block Business and resulted in a reduction to “Total Prudential Financial, Inc. equity” in the Consolidated Statements of Financial Position. In addition, on December 18, 2014, PHLLC redeemed all of the then outstanding IHC Debt, for an aggregate redemption price of $2.1 billion.

As a result of the Class B Repurchase, for reporting periods commencing after December 31, 2014, the Company will no longer organize its principal operations into the Financial Services Businesses and the Closed Block Business. In addition to the divisions noted above and its Corporate and Other operations, the Company will report a Closed Block division, which will be accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See Note 25 for additional information.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

considered the primary beneficiary. See Note 5 for more information on the Company’s consolidated variable interest entities. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations, including the previously-acquired AIG Star Life Insurance Co., Ltd., AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively the “Star and Edison Businesses”) use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore, the Consolidated Financial Statements as of December 31, 2014 and 2013 include the assets and liabilities of Gibraltar Life as of November 30, 2014 and 2013, respectively, and for the years ended December 31, 2014, 2013 and 2012, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2014, 2013 and 2012, respectively.

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

Out of Period Adjustments

During 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the twelve months ended December 31, 2014. Such adjustments were primarily comprised of: 1) a charge of $58 million from an increase in reserves for group long-term disability products; 2) a charge of $43 million from an increase in the deferred profit liability for certain limited pay business within the Gibraltar Life business; and 3) a charge of $35 million from an increase in reserves, net of related amortization of deferred policy acquisition costs, for certain variable annuities products with optional living benefit guarantees. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to the current annual financial statements or to any previously reported quarterly or annual financial statements. For additional information on the impact of these adjustments to the Company’s operating segments, see Note 22.

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, during 2012, the Company recorded out of period adjustments resulting in an aggregate net decrease of $170 million to “Income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2012. These adjustments primarily resulted from 1) a decline in the value of a real estate-related investment, where, based on a review of the underlying collateral and a related guarantee, the Company determined that impairments of $75 million should be recognized, of which $61 million should have been recorded in prior years; 2) an increase of $61 million in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders which should have been reflected in the third quarter of 2011; and 3) an increase of $54 million in recorded liabilities for certain employee benefits based on a review of the consistency of recognition of such liabilities across the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Company which should have been recorded in prior years. Management has evaluated the impact of all out of period adjustments both individually and in the aggregate and concluded they were not material to any previously reported quarterly or annual financial statements.

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

Earnings Per Share

As discussed in Note 1, from demutualization through December 31, 2014, the Company has had two separate classes of common stock. Basic earnings per share is computed by dividing available income attributable to each of the two groups of common shareholders by the respective weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, value of business acquired, deferred sales inducements (“DSI”), future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

“Trading account assets supporting insurance liabilities, at fair value” includes invested assets that support certain products included in the Retirement and International Insurance segments which are experience rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income.”

“Other trading account assets, at fair value” consist primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income.” See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

“Equity securities available-for-sale, at fair value” are comprised of common stock, mutual fund shares and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, value of business acquired, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Other income.”

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

“Other long-term investments” consist of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 5 for additional information about variable interest entities.

The Company’s wholly-owned investment real estate consists of real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Unrealized investment gains and losses are also considered in determining certain other balances, including deferred policy acquisition costs, the value of business acquired, DSI, certain future policy benefits, policyholders’ account balances, policyholders’ dividends and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Deferred Policy Acquisition Costs

Costs that are related directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in the period such estimated gross margins are revised. Deferred policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance and longevity reinsurance contracts is amortized in proportion to gross premiums.

For group annuity contracts (other than single premium group annuities), acquisition costs are generally deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate-, bank- and trust-owned life insurance contracts, acquisition costs are generally deferred and amortized in proportion to lives insured. For single premium immediate annuities with life contingencies, single premium group annuities, including non-participating group annuity contracts, and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Value of Business Acquired

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA includes an explicit adjustment to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

reflect the cost of capital attributable to the acquired insurance contracts. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired traditional life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2014, the majority of the VOBA balance relates to the 2011 acquisition of the Star and Edison Businesses and the January 2013 acquisition of The Hartford’s individual life insurance business. The Company generally amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional life insurance products and accident and health products with fixed benefits, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity and non-traditional life insurance contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The effect of changes in total gross profits on unamortized VOBA is reflected in the period such total gross profits are revised. VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA and Note 3 for additional information regarding the acquisition of the Star and Edison Businesses and The Hartford’s individual life insurance business.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 11 for additional information regarding separate account arrangements with contractual guarantees. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management and service fees.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid pension benefit costs, certain restricted assets, trade receivables, goodwill and other intangible assets, DSI, the Company’s investments in operating joint ventures, which include the Company’s previously held indirect investment in China Pacific Insurance (Group) Co., Ltd. (“China Pacific Group”), property and equipment, reinsurance recoverables, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of trade payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

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

The majority of the Company’s reinsurance recoverables and payables are associated with the reinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA and The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Hartford’s individual life business. The remaining amounts relate to other reinsurance arrangements entered into by the Company. For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. See Note 13 for additional information about the Company’s reinsurance arrangements.

Identifiable intangible assets primarily include customer relationships and mortgage servicing rights and are recorded net of accumulated amortization. The Company tests identifiable intangible assets for impairment on an annual basis as of December 31 of each year or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an identifiable intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income. Measuring intangibles requires the use of estimates. Significant estimates include the projected net cash flow attributable to the intangible asset and the risk rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. See Note 9 for additional information regarding identifiable intangible assets.

Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. See Note 7 for additional information on investments in operating joint ventures.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 10 for additional information regarding future policy benefits.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 11, and deferred profits.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 10 for additional information regarding policyholders’ account balances.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. The policyholder dividend obligation also includes amounts relating to net unrealized gains on securities classified as available-for-sale. For additional information on the policyholder dividend obligation, see Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

Premiums from non-participating group annuities with life contingencies, single premium structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue in a constant relationship to the amount of expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 11. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 11.

Amounts received as payment for interest-sensitive or variable group and individual life contracts, deferred fixed or variable annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances”and/or “Separate account

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC, DSI and VOBA.

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

Asset Management and Service Fees

“Asset management and service fees” principally include asset management fees and securities commission revenues, which are recognized in the period in which the services are performed.

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

The new method is recognized as preferable in authoritative accounting literature. In addition, the Company believes that the new method improves the quality of earnings by eliminating the potential that revenue will be recognized in one quarter and reversed in a future quarter. Finally, the Company believes that the new accounting principle provides a more meaningful comparison to competitors.

Other Income

“Other income” includes realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting.

“Other income” also includes losses of $3.0 billion, $4.1 billion and $1.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively, primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Foreign Currency

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of operations and financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related qualifying hedge gains and losses and income taxes, in AOCI. Gains and losses resulting from the remeasurement of foreign currency transactions are reported in either AOCI or current earnings in “Other income” depending on the nature of the related foreign currency denominated asset or liability.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Income Taxes

The Company and its includible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Non-includible domestic subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 19 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings to the U.S.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Future Adoption of New Accounting Pronouncements

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. This guidance can be adopted using either a prospective transition method or a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

On October 28, 2014, the Company announced that it has entered into a memorandum of understanding with Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber, to acquire an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. The Company expects to acquire indirectly between approximately 34% and 40% of AFP Habitat from ILC, depending on the results of a pre-closing partial tender offer by ILC to acquire additional shares of AFP Habitat from public shareholders. The Company would acquire its indirect interest in the AFP Habitat shares from subsidiaries of ILC for 925 Chilean pesos per share, for a total purchase price of approximately $530 million to $620 million at current exchange rates as of October 28, 2014. It is expected that the transaction would result in equal ownership positions for the Company and ILC, with a controlling stake in AFP Habitat held through a joint holding company. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close in the first half of 2015. This acquisition will enable the Company to participate in the growing Chilean pension market.

Acquisition of UniAsia Life Assurance

On January 2, 2014, the Company completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The assets acquired and the liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. After adjustments, total assets acquired were $744 million, including $88 million of cash and cash equivalents and $19 million of goodwill, none of which is deductible for local tax purposes, and the total liabilities assumed were $586 million.

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

Sale of Wealth Management Solutions Business

In April 2013, the Company signed a definitive agreement to sell its wealth management solutions business to Envestnet Inc. The transaction, which does not have a material impact to the Company’s financial results, closed on July 1, 2013. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations accounting treatment under U.S. GAAP.

Discontinued Operations

Income from discontinued operations, including charges upon disposition, for the years ended December 31, are as follows:

	2014	2013	2012
	(in millions)
Real estate investments sold or held for sale(1)	$18	$9	$22
Global commodities business	1	1	0
Other	(1)	0	1

Income from discontinued operations before income taxes	18	10	23
Income tax expense	6	3	8

Income from discontinued operations, net of taxes	$12	$7	$15

(1)	Reflects the income from discontinued real estate investments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment.

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations as follows:

	December 31, 2014	December 31, 2013
	(in millions)
Total assets	$5	$15
Total liabilities	$5	$7

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S.government authorities and agencies	$15,807	$4,321	$5	$20,123	$0
Obligations of U.S. states and their political subdivisions	5,720	814	3	6,531	0
Foreign government bonds	69,894	11,164	117	80,941	(1)
Corporate securities	143,631	17,799	1,054	160,376	(6)
Asset-backed securities(1)	10,966	353	134	11,185	(592)
Commercial mortgage-backed securities	13,486	430	39	13,877	(1)
Residential mortgage-backed securities(2)	5,612	448	3	6,057	(5)

Total fixed maturities, available-for-sale	$265,116	$35,329	$1,355	$299,090	$(605)

Equity securities, available-for-sale	$6,921	$3,023	$83	$9,861

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$821	$184	$0	$1,005
Corporate securities(4)	713	68	1	780
Asset-backed securities(1)	0	0	0	0
Commercial mortgage-backed securities	78	7	0	85
Residential mortgage-backed securities(2)	963	69	0	1,032

Total fixed maturities, held-to-maturity(4)	$2,575	$328	$1	$2,902

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $954 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2013(5)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,754	$1,742	$96	$15,400	$0
Obligations of U.S. states and their political subdivisions	3,598	274	137	3,735	0
Foreign government bonds	75,595	7,459	266	82,788	1
Corporate securities	145,091	12,095	3,408	153,778	(4)
Asset-backed securities(1)	10,370	203	315	10,258	(755)
Commercial mortgage-backed securities	13,633	403	163	13,873	0
Residential mortgage-backed securities(2)	6,686	390	42	7,034	(7)

Total fixed maturities, available-for-sale	$268,727	$22,566	$4,427	$286,866	$(765)

Equity securities, available-for-sale	$7,003	$2,931	$24	$9,910

	December 31, 2013(5)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$938	$117	$0	$1,055
Corporate securities(4)	904	50	24	930
Asset-backed securities(1)	1	0	0	1
Commercial mortgage-backed securities	166	18	0	184
Residential mortgage-backed securities(2)	1,303	80	0	1,383

Total fixed maturities, held-to-maturity(4)	$3,312	$265	$24	$3,553

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $875 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $2,400 million (fair value, $2,461 million) which have been offset with the associated payables under a netting agreement.
(5)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2014, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$8,596	$9,176	$0	$0
Due after one year through five years	47,442	52,944	46	50
Due after five years through ten years	58,047	64,974	199	211
Due after ten years(1)	120,967	140,877	1,289	1,524
Asset-backed securities	10,966	11,185	0	0
Commercial mortgage-backed securities	13,486	13,877	78	85
Residential mortgage-backed securities	5,612	6,057	963	1,032

Total	$265,116	$299,090	$2,575	$2,902

(1)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$28,359	$37,248	$15,919
Proceeds from maturities/repayments	21,040	23,573	21,897
Gross investment gains from sales, prepayments, and maturities	1,664	1,571	659
Gross investment losses from sales and maturities	(414)	(1,465)	(359)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0
Proceeds from maturities/repayments	415	583	530
Equity securities, available-for-sale
Proceeds from sales	$4,993	$4,235	$4,189
Gross investment gains from sales	676	554	422
Gross investment losses from sales	(132)	(94)	(273)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(56)	$(200)	$(337)
Writedowns for impairments on equity securities	(32)	(15)	(125)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

	Year Ended December 31,
	2014	2013
	(in millions)
Balance, beginning of period	$968	$1,166
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(230)	(314)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)	(4)
Credit loss impairment recognized in the current period on securities not previously impaired	16	9
Additional credit loss impairments recognized in the current period on securities previously impaired	6	74
Increases due to the passage of time on previously recorded credit losses	42	52
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(15)

Balance, end of period	$781	$968

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$196	$196	$697	$697
Fixed maturities:
Corporate securities	11,922	12,439	12,109	12,616
Commercial mortgage-backed securities	2,505	2,546	2,417	2,441
Residential mortgage-backed securities(1)	1,640	1,676	1,857	1,830
Asset-backed securities(2)	1,180	1,198	1,096	1,107
Foreign government bonds	621	650	579	596
U.S. government authorities and agencies and obligations of U.S. states	303	372	303	341

Total fixed maturities	18,171	18,881	18,361	18,931

Equity securities	896	1,186	913	1,199

Total trading account assets supporting insurance liabilities	$19,263	$20,263	$19,971	$20,827

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income” was $144 million, $(485) million and $689 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$27	$27	$105	$106
Fixed maturities	8,306	8,282	4,653	4,723
Equity securities	992	1,105	1,051	1,177
Other	7	11	3	7

Subtotal	$9,332	9,425	$5,812	6,013

Derivative instruments		1,449		440

Total other trading account assets		$10,874		$6,453

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income” was $(108) million, $188 million and $264 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

As of both December 31, 2014 and 2013, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$52,703	$60,379	$59,775	$65,389
Fixed maturities, held-to-maturity	801	981	916	1,032
Trading account assets supporting insurance liabilities	457	470	451	458
Other trading account assets	36	36	38	39
Short-term investments	0	0	0	0
Cash equivalents	0	0	107	107

Total	$53,997	$61,866	$61,287	$67,025

Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$6,927	$8,438	$6,672	$7,277
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	49	50	61	61
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$6,976	$8,488	$6,733	$7,338

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$9,612	21.5%	$7,762	19.9%
Retail	8,765	19.6	8,698	22.3
Apartments/Multi-Family	10,369	23.2	7,492	19.2
Industrial	7,628	16.9	7,390	18.9
Hospitality	2,270	5.1	2,050	5.2
Other	3,659	8.2	3,464	8.9

Total commercial mortgage loans	42,303	94.5	36,856	94.4
Agricultural property loans	2,445	5.5	2,183	5.6

Total commercial and agricultural mortgage loans by property type	44,748	100.0%	39,039	100.0%

Valuation allowance	(105)		(195)

Total net commercial mortgage and agricultural loans by property type	44,643		38,844

Other loans
Uncollateralized loans	1,092		1,306
Residential property loans	392		544
Other collateralized loans	319		335

Total other loans	1,803		2,185
Valuation allowance	(14)		(21)

Total net other loans	1,789		2,164

Total commercial mortgage and other loans(1)	$46,432		$41,008

(1)	Includes loans held at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (9%) and Texas (9%) at December 31, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2013	$209	$20	$11	$12	$17	$269
Addition to/(release of) allowance of losses	12	(7)	(3)	(9)	(2)	(9)
Charge-offs, net of recoveries	(33)	(6)	0	0	0	(39)
Change in foreign exchange	0	0	(2)	0	(3)	(5)

Total Ending Balance, 2013	$188	$7	$6	$3	$12	$216

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year, 2014	$188	$7	$6	$3	$12	$216
Addition to/(release of) allowance of losses	(77)	(6)	(1)	(1)	(2)	(87)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	(1)	(1)

Total Ending Balance, 2014	$104	$1	$5	$0	$9	$119

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	96	1	5	0	9	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$104	$1	$5	$0	$9	$119

Recorded Investment:(1)
Gross of reserves: individually evaluated for impairment	$336	$4	$0	$1	$2	$343
Gross of reserves: collectively evaluated for impairment	41,967	2,441	392	318	1,090	46,208
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$42,303	$2,445	$392	$319	$1,092	$46,551

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2013
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$16	$0	$0	$3	$0	$19
Collectively evaluated for impairment	172	7	6	0	12	197
Loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$188	$7	$6	$3	$12	$216

Recorded Investment:(1)
Gross of reserves: individually evaluated for impairment	$429	$5	$0	$7	$2	$443
Gross of reserves: collectively evaluated for impairment	36,427	2,178	544	328	1,304	40,781
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$36,856	$2,183	$544	$335	$1,306	$41,224

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, for the years ended:

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$8	$8	$0	$16	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0

Total with no related allowance	$12	$13	$0	$20	$1

With an allowance recorded:
Commercial mortgage loans	$76	$76	$8	$82	$6
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$76	$76	$8	$85	$7

Total:
Commercial mortgage loans	$84	$84	$8	$98	$7
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	1	0	0	0

Total	$88	$89	$8	$105	$8

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairment occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$33	$33	$0	$30	$1
Agricultural property loans	5	5	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0

Total with no related allowance	$38	$40	$0	$32	$1

With an allowance recorded:
Commercial mortgage loans	$54	$55	$16	$121	$1
Agricultural property loans	0	0	0	10	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$59	$60	$19	$139	$4

Total:
Commercial mortgage loans	$87	$88	$16	$151	$2
Agricultural property loans	5	5	0	12	0
Residential property loans	0	0	0	0	0
Other collateralized loans	5	5	3	8	3
Uncollateralized loans	0	2	0	0	0

Total	$97	$100	$19	$171	$5

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of December 31, 2014 and December 31, 2013, was $380 million and $158 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both December 31, 2014 and December 31, 2013, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of December 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,557	$637	$207	$23,401
60%-69.99%	12,563	500	237	13,300
70%-79.99%	4,354	664	21	5,039
Greater than 80%	234	127	202	563

Total commercial mortgage loans	$39,708	$1,928	$667	$42,303

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Agricultural property loans

	Debt Service Coverage Ratio—December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,152	$140	$2	$2,294
60%-69.99%	151	0	0	151
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,303	$140	$2	$2,445

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in millions)
0%-59.99%	$24,709	$777	$209	$25,695
60%-69.99%	12,714	500	237	13,451
70%-79.99%	4,354	664	21	5,039
Greater than 80%	234	127	202	563

Total commercial and agricultural mortgage loans	$42,011	$2,068	$669	$44,748

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$42,239	$62	$0	$0	$2	$64	$42,303	$101
Agricultural property loans	2,443	0	1	0	1	2	2,445	1
Residential property loans	375	7	2	0	8	17	392	8
Other collateralized loans	319	0	0	0	0	0	319	0
Uncollateralized loans	1,092	0	0	0	0	0	1,092	0

Total	$46,468	$69	$3	$0	$11	$83	$46,551	$110

	December 31, 2013
	Current	30 -59 Days Past Due	60 -89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$36,821	$16	$0	$0	$19	$35	$36,856	$154
Agricultural property loans	2,182	0	0	0	1	1	2,183	2
Residential property loans	520	11	3	0	10	24	544	10
Other collateralized loans	334	0	0	0	1	1	335	5
Uncollateralized loans	1,306	0	0	0	0	0	1,306	2

Total	$41,163	$27	$3	$0	$31	$61	$41,224	$173

See Note 2 for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2014 and 2013, there were $0 million and $718 million of commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2014 and 2013, there were $25 million and $93 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2014 there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding.

For the year ended December 31, 2013 there was an adjusted pre-modification outstanding recorded investment of $117 million and post-modification outstanding recorded investment of $114 million related to commercial mortgage loans. There were no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

	2014	2013
	(in millions)
Joint ventures and limited partnerships:
Real estate-related	$1,018	$1,104
Non-real estate-related	6,527	6,141

Total joint ventures and limited partnerships	7,545	7,245
Real estate held through direct ownership	2,235	2,051
Other	1,141	1,032

Total other long-term investments	$10,921	$10,328

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $82 million and $52 million as of December 31, 2014 and 2013, respectively. There was no unaffiliated interest in the consolidated feeder funds as of both December 31, 2014 and 2013, respectively. The master funds had gross assets of $12,666 million and $972 million, respectively, and gross liabilities of $11,979 million and $794 million, respectively, which are not included on the Company’s balance sheet.

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

	At December 31,
	2014	2013
	(in millions)
STATEMENT OF FINANCIAL POSITION
Total assets(1)	$50,602	$51,588

Total liabilities(2)	$13,152	$10,868
Partners’ capital	37,450	40,720

Total liabilities and partners’ capital	$50,602	$51,588

Total liabilities and partners’ capital included above	$4,599	$3,765
Equity in limited partnership interests not included above	42	350

Carrying value	$4,641	$4,115

(1)	Assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)	Liabilities consist primarily of third party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

	Years ended December 31,
	2014	2013	2012
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$5,632	$4,013	$4,556
Total expenses(2)	(1,654)	(943)	(1,573)

Net earnings (losses)	$3,978	$3,070	$2,983

Equity in net earnings (losses) included above	$522	$255	$188
Equity in net earnings (losses) of limited partnership interests not included above	72	77	34

Total equity in net earnings (losses)	$594	$332	$222

(1)	Revenue consists of income from investments in real estate, investments in securities and other income.
(2)	Expenses consist primarily of interest expense, management fees, salary expenses and other expenses.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2014	2013	2012
	(in millions)
Fixed maturities, available-for-sale	$10,558	$10,541	$9,800
Fixed maturities, held-to-maturity	185	125	135
Equity securities, available-for-sale	354	337	332
Trading account assets	1,074	963	890
Commercial mortgage and other loans	2,103	1,985	2,014
Policy loans	632	611	597
Short-term investments and cash equivalents	38	40	46
Other long-term investments	1,050	710	320

Gross investment income	15,994	15,312	14,134
Less: investment expenses	(738)	(583)	(473)

Net investment income	$15,256	$14,729	$13,661

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Carrying value for non-income producing assets included $506 million in fixed maturities, $8 million in trading account assets supporting insurance liabilities, $5 million in other long-term investments and $15 million in commercial mortgage and other loans as of December 31, 2014. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2014.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2014	2013	2012
	(in millions)
Fixed maturities	$1,194	$(93)	$(37)
Equity securities	512	444	24
Commercial mortgage and other loans	110	79	94
Investment real estate	(5)	2	(20)
Joint ventures and limited partnerships	(15)	34	(2)
Derivatives(1)	(182)	(5,688)	(1,500)
Other	22	16	0

Realized investment gains (losses), net	$1,636	$(5,206)	$(1,441)

(1)	Includes embedded derivatives as well as the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Investment Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2014	2013	2012
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$349	$110	$(194)
Fixed maturity securities, available-for-sale—all other	33,625	18,029	23,876
Equity securities, available-for-sale	2,940	2,907	1,518
Derivatives designated as cash flow hedges(1)	206	(446)	(257)
Other investments(2)	(7)	4	14

Net unrealized gains (losses) on investments	$37,113	$20,604	$24,957

(1)	See Note 21 for more information on cash flow hedges.
(2)	As of December 31, 2014, includes $6 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Also includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,145	$5	$10	$0	$2,155	$5
Obligations of U.S. states and their political subdivisions	105	1	89	2	194	3
Foreign government bonds	839	26	1,052	91	1,891	117
Corporate securities	11,326	401	13,346	654	24,672	1,055
Commercial mortgage-backed securities	1,299	6	1,746	33	3,045	39
Asset-backed securities	3,417	16	3,229	118	6,646	134
Residential mortgage-backed securities	35	0	194	3	229	3

Total	$19,166	$455	$19,666	$901	$38,832	$1,356

Equity securities, available-for-sale	$1,670	$82	$9	$1	$1,679	$83

(1)	Includes $91 million of fair value and $1 million of gross unrealized losses at December 31, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

	2013(2)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,913	$95	$6	$1	$3,919	$96
Obligations of U.S. states and their political subdivisions	1,187	129	43	8	1,230	137
Foreign government bonds	3,260	211	438	55	3,698	266
Corporate securities	29,574	1,618	14,094	1,814	43,668	3,432
Commercial mortgage-backed securities	4,267	128	605	35	4,872	163
Asset-backed securities	2,995	42	2,511	273	5,506	315
Residential mortgage-backed securities	1,602	34	284	8	1,886	42

Total	$46,798	$2,257	$17,981	$2,194	$64,779	$4,451

Equity securities, available-for-sale	$586	$24	$1	$0	$587	$24

(1)	Includes $210 million of fair value and $24 million of gross unrealized losses at December 31, 2013, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.
(2)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The gross unrealized losses on fixed maturity securities at December 31, 2014 and 2013, are composed of $1,156 million and $4,178 million related to high or highest quality securities based on NAIC or equivalent rating and $200 million and $274 million related to other than high or highest quality securities based on NAIC

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

or equivalent rating. At December 31, 2014, the $901 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, and utility sectors of the Company’s corporate securities. At December 31, 2013, the $2,194 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at either December 31, 2014 or 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency movements and credit spreads widening. At December 31, 2014, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2014, $13 million of the gross unrealized losses on equity securities represented declines of greater than 20%, all of which had been in that position for less than six months. At December 31, 2013, $4 million of the gross unrealized losses on equity securities represented declines of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at either December 31, 2014 or 2013.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, 2014, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2014	2013
	(in millions)
Fixed maturities	$15,338	$14,648
Trading account assets supporting insurance liabilities	391	606
Other trading account assets	231	105
Separate account assets	2,861	3,488
Equity securities	512	174

Total securities pledged	$19,333	$19,021

As of December 31, 2014, the carrying amount of the associated liabilities supported by the pledged collateral was $16,863 million. Of this amount, $9,407 million was “Securities sold under agreements to repurchase,” $2,935 million was “Separate account liabilities,” $4,241 million was “Cash collateral for loaned securities,” and $280 million was “Long-term debt.” As of December 31, 2013, the carrying amount of the associated liabilities supported by the pledged collateral was $16,822 million. Of this amount, $7,898 million was “Securities sold under agreements to repurchase,” $3,603 million was “Separate account liabilities,” $5,040 million was “Cash collateral for loaned securities,” and $281 million was “Long-term debt”.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $6,518 million and $193 million at December 31, 2014 and 2013, respectively, all of which, for both periods, had either been sold or repledged.

Assets of $168 million and $211 million at December 31, 2014 and 2013, respectively, were on deposit with governmental authorities or trustees, including certain restricted cash balances and securities. Additionally, assets carried at $606 million and $594 million at December 31, 2014 and 2013, were held in voluntary trusts

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $164 million and $186 million at December 31, 2014 and 2013, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Banks of New York and Boston. Restricted cash and securities of $143 million and $162 million at December 31, 2014 and 2013, respectively, were included in “Other assets.”

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles commonly referred to as collateralized loan obligations (“CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs.

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$44	$68	$104	$108
Fixed maturities, held-to-maturity	0	0	763	871
Trading account assets supporting insurance liabilities	0	0	11	11
Other trading account assets	6,943	3,832	0	0
Commercial mortgage and other loans	13	23	300	300
Other long-term investments	0	0	159	87
Cash and cash equivalents	623	566	0	(3)
Accrued investment income	39	19	3	4
Other assets	166	132	0	0

Total assets of consolidated VIEs	$7,828	$4,640	$1,340	$1,378

Notes issued by consolidated VIEs	$6,058	$3,302	$0	$0
Other liabilities	674	631	1	1

Total liabilities of consolidated VIEs	$6,732	$3,933	$1	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of December 31, 2014, the maturities of these obligations were greater than five years.

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,705 million and $2,381 million at December 31, 2014 and 2013, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $137 million and $489 million at December 31, 2014 and 2013, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,973 million and $9,426 million as of December 31, 2014 and 2013, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,545 million and $7,244 million as of December 31, 2014 and 2013, respectively.

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

6.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2014	2013	2012
	(in millions)
Balance, beginning of year	$16,512	$14,100	$12,517
Capitalization of commissions, sales and issue expenses	2,694	2,902	3,565
Amortization—Impact of assumption and experience unlocking and true-ups	629	328	328
Amortization—All other	(2,602)	(568)	(1,832)
Change in unrealized investment gains and losses	(697)	492	(168)
Foreign currency translation and other	(565)	(742)	(310)

Balance, end of year	$15,971	$16,512	$14,100

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2014	2013	2012
	(in millions)
Investment in operating joint ventures	$325	$361	$393
Dividends received from operating joint ventures	$27	$31	$41
After-tax equity earnings of operating joint ventures(1)	$16	$59	$60

(1)	Includes gains associated with sales of the Company’s previous investment, through a consortium, in China Pacific Group, for which the Company’s remaining shares were sold in January, 2013. For the years ended December 31, 2013 and 2012, the Company recognized pre-tax gains of $66 million and $60 million, respectively, from sales of this investment.

The Company has made investments in operating joint ventures as part of its Asset Management and International Insurance segments and its Corporate and Other operations. The Company transacts with certain of these operating joint ventures in the normal course of business, on terms equivalent to those that prevail in arm’s length transactions. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $33 million, $30 million and $22 million, respectively, of asset management fee income from these transactions.

8.    VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2014(1)	2013	2012
	(in millions)
Balance, beginning of year	$3,675	$3,248	$3,845
Acquisitions	7	1,370	0
Amortization—Impact of assumption and experience unlocking and true-ups	(175)	59	(31)
Amortization—All other	(420)	(509)	(520)
Change in unrealized investment gains and losses	(89)	(55)	90
Interest(2)	95	105	62
Foreign currency translation	(257)	(543)	(198)

Balance, end of year	$2,836	$3,675	$3,248

(1)	The VOBA balances at December 31, 2014 were $201 million, $40 million, $1,554 million, $0 million, $1,036 million, and $6 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford, and Gibraltar BSN Life Berhad, respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 12, 5, 8, 6, 9, and 10 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life., Aoba Life, The Hartford, and Gibraltar BSN Life Berhad, respectively.
(2)	The interest accrual rates vary by product. The interest rates for 2014 were 6.40%, 6.10%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17%, and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford, and Gibraltar BSN Life Berhad, respectively. The interest rates for 2013 were 6.40%, 6.14%, 1.28% to 2.87%, 2.60%, and 3.00% to 6.17% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, and The Hartford, respectively. The interest rates for 2012 were 6.40%, 6.18%, 1.28% to 2.87%, and 2.60% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, and Aoba Life, respectively.

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2015	2016	2017	2018	2019
	(in millions)
Estimated future VOBA amortization	$315	$284	$252	$227	$210

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Asset Management	Retirement	International Insurance	Total
	(in millions)
Balance at December 31, 2011:
Gross Goodwill	$238	$444	$206	$888
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	238	444	206	888

2012 Activity:
Other(1)	0	0	(15)	(15)

Balance at December 31, 2012:
Gross Goodwill	238	444	191	873
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	238	444	191	873

2013 Activity:
Other(1)	2	0	(36)	(34)

Balance at December 31, 2013:
Gross Goodwill	240	444	155	839
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	240	444	155	839

2014 Activity:
Acquisitions	0	0	18	18
Other(1)	(5)	0	(21)	(26)

Balance at December 31, 2014:
Gross Goodwill	235	444	152	831
Accumulated Impairment Losses	0	0	0	0

Net Goodwill	$235	$444	$152	$831

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing for all reporting units that had goodwill at December 31, 2014 and 2013, and no impairments were recorded.

Other Intangibles

Other Intangible balances at December 31, are as follows:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$462	$(265)	$197	$420	$(231)	$189
Customer relationships	275	(191)	84	285	(188)	97
Other	42	(32)	10	43	(29)	14
Not subject to amortization	3	N/A	3	3	N/A	3

Total			$294			$303

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The fair values of net mortgage servicing rights were $210 million and $200 million at December 31, 2014 and 2013, respectively. Amortization expense for other intangibles was $55 million, $61 million and $56 million for the years ending December 31, 2014, 2013 and 2012, respectively. Amortization expense for other intangibles is expected to be approximately $46 million in 2015, $38 million in 2016, $32 million in 2017, $27 million in 2018 and $24 million in 2019. The amortization expense amounts listed above for 2014, 2013 and 2012 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2014	2013
	(in millions)
Life insurance	$143,842	$142,952
Individual and group annuities and supplementary contracts	58,699	55,445
Other contract liabilities	12,172	5,490

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	214,713	203,887
Unpaid claims and claim adjustment expenses	3,053	2,972

Total future policy benefits	$217,766	$206,859

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Individual and group annuities and supplementary contracts liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned premiums and certain other reserves for group, annuities and individual life and health products.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 4% and 5% of direct individual life insurance in force at December 31, 2014 and 2013, respectively, and 16%, 14% and 11% of direct individual life insurance premiums for 2014, 2013 and 2012, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 0.2% to 14.0%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.8% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.4% to 7.3%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long-term care; and for certain individual health policies.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 3.0% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2014	2013
	(in millions)
Individual annuities	$37,718	$35,947
Group annuities	27,200	27,294
Guaranteed investment contracts and guaranteed interest accounts	14,428	14,898
Funding agreements	4,691	4,370
Interest-sensitive life contracts	30,406	32,136
Dividend accumulation and other	21,707	22,012

Total policyholders’ account balances	$136,150	$136,657

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2014 and 2013 are $2,705 million and $2,380 million, respectively, related to the Company’s FANIP. Under this program, which has a maximum authorized amount of $15 billion, a Delaware statutory trust issues medium-term notes to investors that are secured by funding agreements issued to the trust by Prudential Insurance. The outstanding notes have fixed or floating interest rates that range from 0.4% to 2.2% and original maturities ranging from two to ten years. Included in the amounts at December 31, 2014 and 2013 is the medium-term note liability, which is carried at amortized cost, of $2,705 million and $2,381 million, respectively. For additional details on the FANIP, see Note 5.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) of $1,947 million, as of both December 31, 2014 and 2013. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 0.5% to 2.2% and original maturities ranging from two to ten years. For additional details on the FHLBNY program, see Note 14. Interest crediting rates range from 0% to 27.8% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

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

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility or contractholder behavior.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2014 and 2013, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2014		December 31, 2013
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts

Return of net deposits
Account value	$118,629	$163	$113,527	$181
Net amount at risk	$403	$0	$465	$0
Average attained age of contractholders	64 years	63 years	63 years	62 years

Minimum return or contract value
Account value	$37,322	$134,938	$37,801	$127,530
Net amount at risk	$2,856	$3,135	$2,817	$2,892
Average attained age of contractholders	66 years	62 years	66 years	63 years
Average period remaining until earliest expected annuitization	N/A	0.29 years	N/A	0.33 years

(1)	Includes income and withdrawal benefits as described herein.

	December 31,
	2014	2013
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$7,816	$7,546
General account value	$12,124	$11,155
Net amount at risk	$200,386	$194,344
Average attained age of contractholders	55 years	54 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2014	2013
	(in millions)
Equity funds	$94,473	$90,199
Bond funds	45,159	46,235
Balanced funds	753	652
Money market funds	8,335	6,528

Total	$148,720	$143,614

In addition to the amounts invested in separate account investment options above, $8,948 million at December 31, 2014, and $7,714 million at December 31, 2013, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2014, 2013 and 2012, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB		GMIB	GMAB/ GMWB/ GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2011	$288	$319	$405	$2,886
Incurred guarantee benefits(1)	103	272	102	463
Paid guarantee benefits and other	(14)	(104)	(32)	0
Other(2)	(6)	1	(16)	(1)

Balance at December 31, 2012	371	488	459	3,348

Incurred guarantee benefits(1)	97	35	10	(2,904)
Paid guarantee benefits and other	(4)	(75)	(23)	0
Other(3)	1,331	13	(49)	(3)

Balance at December 31, 2013	1,795	461	397	441

Incurred guarantee benefits(1)	794	245	84	7,741
Paid guarantee benefits	(18)	(68)	(15)	0
Other	279	4	1	0

Balance at December 31, 2014	$2,850	$642	$467	$8,182

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)	Primarily represents amounts acquired from Star and Edison.
(3)	GMDB primarily includes amounts acquired from The Hartford on January 2, 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company has offered various types of sales inducements including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit; (2) additional credits after a certain number of years a contract is held; and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

Sales Inducements
(in millions)
Balance at December 31, 2011	$1,001
Capitalization	259
Amortization—Impact of assumption and experience unlocking and true-ups	189
Amortization—All other	(109)
Change in unrealized investment gains and losses	17

Balance at December 31, 2012	1,357

Capitalization	53
Amortization—Impact of assumption and experience unlocking and true-ups	27
Amortization—All other	340
Change in unrealized investment gains and losses	36

Balance at December 31, 2013	1,813

Capitalization	22
Amortization—Impact of assumption and experience unlocking and true-ups	81
Amortization—All other	(403)
Change in unrealized investment gains and losses	1

Balance at December 31, 2014	$1,514

12.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the U.S. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. From demutualization through December 31, 2014, the Closed Block has formed the principal component of the Closed Block Business. See Note 22 for financial information on the Closed Block Business, which has included Surplus and Related Assets and other related liabilities. After the Class B Repurchase and redemption of the IHC Debt, the insurance policies and annuity contracts comprising the Closed Block continue to be managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance on December 18, 2001. Prudential Insurance remains directly obligated for the insurance policies and annuity contracts in the Closed Block. These transactions do not change the Closed Block assets allocated to support the Closed Block’s liabilities, policyholder dividend scales or the methodology for determining policyholder dividends. Accordingly, the transactions have no impact on the guaranteed benefits, premiums or dividends for Closed Block policyholders. See Note 1 and Note 25 for additional information.

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

As of December 31, 2014 and 2013, the Company recognized a policyholder dividend obligation of $1,558 million and $887 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,053 million and $3,624 million at December 31, 2014 and 2013, respectively, to be paid to Closed Block policyholders unless offset by future experience, with an offsetting amount reported in AOCI.

On December 11, 2012, Prudential Insurance’s Board of Directors approved a continuation of the Closed Block dividend scales for 2013. On December 5, 2013 and December 5, 2014, Prudential Insurance’s Board of Directors acted to increase the 2014 and 2015 dividends payable on Closed Block policies, respectively. These actions resulted in an approximately $33 million and $60 million increase in the liability for policyholders dividends recognized for the year ended December 31, 2013 and 2014, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	2014	2013
	(in millions)
Closed Block liabilities
Future policy benefits	$49,863	$50,258
Policyholders’ dividends payable	931	907
Policyholders’ dividend obligation	6,612	4,511
Policyholders’ account balances	5,310	5,359
Other Closed Block liabilities	5,084	4,281

Total Closed Block liabilities	67,800	65,316

Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,629	39,169
Other trading account assets, at fair value	302	291
Equity securities, available-for-sale, at fair value	3,522	3,884
Commercial mortgage and other loans	9,472	8,762
Policy loans	4,914	5,013
Other long-term investments	2,765	2,085
Short-term investments	1,225	1,790

Total investments	62,829	60,994
Cash and cash equivalents	1,201	544
Accrued investment income	527	542
Other Closed Block assets	332	296

Total Closed Block assets	64,889	62,376

Excess of reported Closed Block liabilities over Closed Block assets	2,911	2,940
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	5,040	3,615
Allocated to policyholder dividend obligation	(5,053)	(3,624)

Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,898	$2,931

Information regarding the policyholder dividend obligation is as follows:

	2014	2013
	(in millions)
Balance, January 1	$4,511	$6,363
Impact from earnings allocable to policyholder dividend obligation	672	2
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,429	(1,854)

Balance, December 31	$6,612	$4,511

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Closed Block revenues and benefits and expenses for the years ended December 31, were as follows:

	2014	2013	2012
	(in millions)
Revenues
Premiums	$2,704	$2,728	$2,817
Net investment income	2,809	2,796	2,919
Realized investment gains (losses), net	1,164	230	243
Other income	34	57	31

Total Closed Block revenues	6,711	5,811	6,010

Benefits and Expenses
Policyholders’ benefits	3,326	3,334	3,445
Interest credited to policyholders’ account balances	136	136	137
Dividends to policyholders	2,635	1,910	2,021
General and administrative expenses	444	467	492

Total Closed Block benefits and expenses	6,541	5,847	6,095

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	170	(36)	(85)
Income tax expense (benefit)	139	(57)	(103)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	31	21	18
Income (loss) from discontinued operations, net of taxes	1	0	(2)

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$32	$21	$16

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

Since 2011, the Company has entered into several reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk associated with the pension benefits of certain named beneficiaries. In 2014, the Company entered into a significant reinsurance transaction with a new United Kingdom counterparty. The account value associated with this transaction was $27 billion.

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

In 2004, the Company acquired the retirement business of CIGNA and subsequently entered into various reinsurance arrangements. The Company still has indemnity coinsurance and modified coinsurance without assumption arrangements in effect related to this acquisition.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On policies sold since 2000, the Company has reinsured a significant portion of the mortality risk. However, effective in August 2014, for new term business the Company reduced the amount of mortality risk reinsured, particularly on policies with smaller face amounts. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company has historically retained up to $30 million per life, but reduced its retention limit to $20 million per life in 2013. In addition, through December 31, 2014, the Company has reinsured 73% of the Closed Block Business with unaffiliated third parties through various modified coinsurance arrangements accounted for using the deposit method of accounting. Effective January 1, 2015, these reinsurance arrangements were recaptured and the Company entered into a new reinsurance arrangement related to the Closed Block. See Note 25 for additional information.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2014	2013	2012
	(in millions)
Direct premiums	$29,666	$27,444	$66,566
Reinsurance assumed	1,134	272	224
Reinsurance ceded	(1,507)	(1,479)	(1,436)

Premiums	$29,293	$26,237	$65,354

Direct policy charges and fees	$5,026	$4,648	$4,491
Reinsurance assumed	1,425	918	106
Reinsurance ceded	(272)	(151)	(108)

Policy charges and fees	$6,179	$5,415	$4,489

Direct policyholder benefits	$31,012	$27,458	$66,075
Reinsurance assumed	2,732	809	435
Reinsurance ceded	(2,157)	(1,534)	(1,379)

Policyholders’ benefits	$31,587	$26,733	$65,131

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Reinsurance recoverables at December 31, are as follows:

	2014	2013
	(in millions)
Individual and group annuities(1)	$109	$252
Life insurance(2)	2,842	2,383
Other reinsurance	159	149

Total reinsurance recoverable	$3,110	$2,784

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance payables related to the acquisition of the retirement business of CIGNA of $105 million and $248 million at December 31, 2014 and 2013, respectively.
(2)	Includes $2,130 million and $1,597 million of reinsurance recoverables established at December 31, 2014 and 2013, respectively, under the reinsurance arrangements associated with the acquisition of the individual life business of The Hartford. The Company has also recorded reinsurance payables related to the individual life business of The Hartford acquisition of $1,300 million and $1,244 million at December 31, 2014 and 2013, respectively.

Excluding the reinsurance recoverable associated with the acquisition of individual life business of The Hartford and the retirement business of CIGNA, four major reinsurance companies account for approximately 69% of the reinsurance recoverable at December 31, 2014. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability; otherwise, an allowance for uncollectible reinsurance would be recorded. Under the Company’s longevity reinsurance transactions, the Company has secured collateral from its counterparties to minimize counterparty default risk.

14.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31 for the years indicated is as follows:

	2014	2013
	(in millions)
Commercial paper:
Prudential Financial	$97	$190
Prudential Funding, LLC	386	460

Subtotal commercial paper	483	650
Current portion of long-term debt(1)	3,356	2,019

Total short-term debt(2)	$3,839	$2,669

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$199	$466
Daily average commercial paper outstanding	$1,409	$1,309
Weighted average maturity of outstanding commercial paper, in days	22	18
Weighted average interest rate on outstanding short-term debt(3)	0.12%	0.17%

(1)	Includes collateralized borrowings from the FHLBNY of $280 million at December 31, 2014 and limited and non-recourse borrowings of Prudential Holdings, LLC attributable to the Closed Block Business of $75 million at December 31, 2013. This debt was redeemed in December 2014.
(2)	Includes Prudential Financial debt of $2,319 million and $1,721 million at December 31, 2014 and 2013, respectively.
(3)	Excludes the current portion of long-term debt.

At December 31, 2014 and 2013, the Company was in compliance with all covenants related to the above debt.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $151 million and $168 million as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, Prudential Insurance had pledged assets with a fair value of $2.8 billion supporting aggregate outstanding collateralized advances and funding agreements of $2.2 billion. As of December 31, 2014, an outstanding advance of $280 million is in “Short-term debt” and matures in December 2015, and outstanding funding agreements, totaling $1,947 million are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $4.1 billion as of December 31, 2014.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of December 31, 2014, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut law, without the prior consent of the Connecticut Insurance Department (“CTID”), the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $213 million.

Credit Facilities

The Company’s syndicated, unsecured committed credit facilities at December 31, 2014 are as follows:

Borrower	Original Term	Expiration Date	Capacity	Outstanding
			(in millions)
Prudential Financial(1)	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding(1)	3-year	Nov-2016	1,750	0

			$3,750	$0

(1)	In November 2013, amendments to these facilities extended their terms by approximately 2 years. The expiration dates above reflect that extension.

The above credit facilities may be used for general corporate purposes, including as backup liquidity for the Company’s commercial paper programs discussed above. As of December 31, 2014, there were no outstanding borrowings under either credit facility. Prudential Financial expects that it may borrow under the five-year credit facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, up to $300 million of the five-year facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

The credit facilities contain representations and warranties, covenants and events of default that are customary for facilities of this type; however, borrowings under the facilities are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facilities are conditioned on the continued satisfaction of other customary conditions, including the maintenance by the Company at all times of consolidated net worth of at least $18.99 billion, which for this purpose is calculated as U.S. GAAP equity, excluding AOCI and excluding equity of noncontrolling interests. Prior to an amendment of the facilities in December 2014, this minimum net worth requirement applied to the net worth of the Financial Services Businesses only. As of December 31, 2014 and 2013, the consolidated net worth of the Company exceeded the minimum amount required to borrow under the credit facilities.

In addition to the above credit facilities, the Company had access to $483 million of certain other lines of credit at December 31, 2014, of which $445 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2014, $267 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

Put Option Agreement for Senior Debt Issuance

In November 2013, Prudential Financial entered into a ten-year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Long-term Debt

Long-term debt at December 31 for the years indicated is as follows:

	Maturity Dates	Rate(1)	December 31,
			2014	2013
			(in millions)
Fixed-rate notes:
Surplus notes	2015-2025	5.36%-8.30%	$841	$941
Surplus notes subject to set-off arrangements	2021-2033	3.52%-5.26%	3,588	2,400
Senior notes(2)	2015-2044	2.30%-11.31%	10,842	12,151
Mortgage debt(3)	2019-2024	1.72%-3.80%	142	0
Floating-rate notes:
Surplus notes	2016-2052	0.51%-3.44%	500	3,200
Surplus notes subject to set-off arrangements	2024	1.65%	385	0
U.S. dollar-denominated senior notes	2015-2020	0.40%-4.88%	2,209	677
Foreign currency-denominated senior notes	(4)	1.33%-1.42%	53	100
Mortgage debt(5)	2017-2024	1.36%-3.11%	360	0
Junior subordinated notes	2042-2068	5.20%-8.88%	4,884	4,884
Prudential Holdings, LLC notes (the “IHC Debt”):
Series A	2017(6)	1.12%	0	238
Series B	2023(6)	7.245%	0	777
Series C	2023(6)	8.695%	0	585

Subtotal			23,804	25,953

Less: assets under set-off arrangements(7)			3,973	2,400

Total long-term debt(8)			$19,831	$23,553

(1)	Range of interest rates are for the year ended December 31, 2014.
(2)	Includes collateralized borrowings from the FHLBNY of $280 million at December 31, 2013.
(3)	Includes $71 million of debt at December 31, 2014 denominated in foreign currency. As of December 31, 2013, $34 million of this debt was presented as fixed-rate senior notes.
(4)	Perpetual debt that has no stated maturity.
(5)	Includes $142 million of debt at December 31, 2014 denominated in foreign currency. As of December 31, 2013, $123 million and $39 million of this debt was presented as floating-rate U.S. dollar-denominated senior notes and floating-rate foreign currency-denominated senior notes, respectively.
(6)	The IHC Debt was redeemed by Prudential Holdings, LLC in December 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(7)	Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.
(8)	Includes Prudential Financial debt of $16,061 million and $16,346 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2014:

	Calendar Year
	2016	2017	2018	2019	2020 and thereafter	Total
	(in millions)
Long-term debt	$1,352	$1,581	$1,431	$1,631	$13,836	$19,831

Surplus Notes

As of December 31, 2014, Prudential Insurance had $941 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of NJDOBI. NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2014 and 2013, the Company met these statutory capital requirements.

Prudential Insurance’s fixed-rate surplus notes include $500 million of exchangeable surplus notes issued in a private placement in 2009 with an interest rate of 5.36% per annum and due September 2019. The surplus notes became exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning as of September 18, 2014. The initial exchange rate for the surplus notes is 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represents an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014, to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange. These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price.

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2014, an aggregate of $1,750 million of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note in an aggregate principal amount of up to $2.0 billion in order to finance non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Guideline AXXX. In June 2014, the facility was amended to increase the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increase the maximum potential size of the facility to $4.0 billion and add additional external parties. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. As above, the principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2014, an aggregate of $1,838 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In December 2014, a captive reinsurance subsidiary entered into a ten-year financing facility with certain unaffiliated financial institutions, pursuant to which the captive agreed to issue and sell a surplus note in an aggregate principal amount of up to $1.75 billion in return for an equal principal amount of credit linked notes issued by a special-purpose affiliate. The term of the financing facility may be extended, at the captive’s option, by up to five years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts. As of December 31, 2014, an aggregate of $385 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In December 2014, a captive reinsurance subsidiary entered into a financing facility with an unaffiliated financial institution, pursuant to which the captive issued and sold $3.0 billion in principal amount of surplus notes in return for an equal principal amount of credit linked notes issued by two special-purpose affiliates. One of the special-purpose affiliates also issued and sold to the unaffiliated financial institution $1.7 billion in principal amount of senior notes in exchange for cash. The maximum term of the financing is twenty years. The captive intends to hold the credit linked notes as assets supporting reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance through the captive of term life insurance policies. This financing facility replaced the $3.0 billion facility for this captive initially entered into in 2006. The captive can redeem the credit linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting the captive. The unaffiliated financial institution has agreed to fund any such payment under a portion of the credit linked notes in an aggregate amount of up to $1.0 billion, in return for the receipt of fees. The remaining obligations of the special-purpose affiliates to make such payments are supported by collateral held by those affiliates. Prudential Financial has agreed to make capital contributions to the captive and to the special-purpose affiliates to reimburse them for investment losses in excess of specified amounts. Prudential Financial has also agreed to reimburse the unaffiliated financial institution for any payments under the credit-linked notes funded by it and for any payments due but otherwise unpaid under the senior notes issued by the special-purpose affiliates.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Another captive reinsurance subsidiary has outstanding $500 million of surplus notes that were issued in 2007 with unaffiliated institutions to finance reserves required under Guideline AXXX. Prudential Financial has agreed to maintain the capital of this captive at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2014 and 2013, there were no collateral postings made under these derivative instruments.

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

On February 18, 2015, Prudential Legacy Insurance Company of NJ (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and Essex, LLC, a special-purpose company affiliate (“LLC”), pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to LLC up to $4 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit linked notes issued by LLC. Upon issuance, PLIC would hold any credit linked notes as assets to finance future statutory surplus needs within PLIC. See Note 25 to the Consolidated Financial Statements for additional information.

Senior Notes

Medium-term notes.    Prudential Financial maintains a Medium-Term Note, Series D program under its shelf registration statement with an authorized issuance capacity of $20 billion. As of December 31, 2014, the outstanding balance of medium-term notes under this program was $13 billion, an increase of $0.3 billion from December 31, 2013, due to issuances of $1.8 billion, as presented in the below table, offset by $1.5 billion of maturities.

Issue Date	Face Value	Interest Rate	Maturity Date
	(in millions)
May 15, 2014	$500	4.600%	May 15, 2044
May 15, 2014	$700	3.500%	May 15, 2024
August 14, 2014	$350	2.350%	August 15, 2019
August 14, 2014(1)	$250	4.600%	May 15, 2044

(1)	These form part of the same series as the 4.600% notes issued on May 15, 2014 increasing the aggregate principal amount of those notes to $750 million.

Retail medium-term notes.    Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2014, the outstanding balance of retail notes was $375 million. Retail notes outstanding increased by $83 million from December 31, 2013 primarily due to the Company resuming issuances under the program in September 2014 and issuing $141 million of notes offset by maturities of $58 million of notes in 2014.

Asset-backed notes.    On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1.0 billion of 2.997% asset-backed notes with a final maturity of September 30, 2015. As of December 31, 2014, the outstanding balance of these notes was $750 million due to scheduled repayments. The notes are secured by the assets of a trust, consisting of approximately $2.8 billion aggregate principal balance of residential

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

mortgage-backed securities deposited into the trust by Prudential Insurance. Payments of interest and principal on the notes will be made only to the extent of funds available to the trust in accordance with a priority of payments set forth in the indenture governing the notes. Prudential Financial guaranteed to the holders of the notes the timely payment of all principal and interest due on the notes and any “make-whole payments” that may become due as a result of the payment of principal on the notes prior to the scheduled payment date.

Funding Agreement Notes Issuance Program.    The Company maintains a FANIP in which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Notes 5 and 10 for further discussion of these obligations.

Mortgage debt.    As of December 31, 2014, the Company’s insurance subsidiaries had mortgage debt of $502 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $306 million from December 31, 2013, due to new borrowings in 2014.

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

Limited recourse notes.    In the third and fourth quarters of 2014, Prudential Financial entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset backed notes mature from 2019 through 2021; however, the maturity date of a portion of the notes may be extended by the Company for up to three years, subject to conditions. The asset-backed notes were ultimately contributed to PRIAC, an insurance subsidiary, to finance statutory surplus, and PRIAC, in turn, paid cash dividends totaling $500 million to its parent, Prudential Insurance.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third party financial institution. As of December 31, 2014, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of that date.

Prudential Holdings, LLC Notes

On December 18, 2001, the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly-owned subsidiary of Prudential Financial, issued $1,750 million in senior secured notes (the “IHC Debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC Debt represented senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate was an obligor or guarantor on the IHC Debt.

Net proceeds from the IHC Debt amounted to $1,727 million, of which $1,218 million was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. In addition, $72 million was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC Debt. The remainder of the net proceeds was deposited to a restricted account within PHLLC, referred to as the Debt Service Coverage Account, and constitutes collateral for the IHC Debt.

On December 18, 2014, PHLLC redeemed the $1,600 million of IHC Debt representing the entire amount outstanding. The outstanding IHC Debt consisted of PHLLC’s $237.75 million Series A Floating Rate Insured Notes due December 18, 2017 (the “Series A Notes”), $776.65 million 7.245% Series B Fixed Rate Insured Notes due December 18, 2023 (the “Series B Notes”) and $585.6 million 8.695% Series C Fixed Rate Notes due December 18, 2023 (the “Series C Notes”). The redemption of the IHC Debt was at a cash redemption price calculated for each series as provided in the indenture governing the IHC Debt, plus interest accrued to the redemption date. The redemption price for the Series A Notes was 100% of their outstanding principal amount, or $237.75 million. The redemption price for the Series B Notes and the Series C Notes was equal to the respective sums of the present values of the scheduled payments of principal and interest remaining outstanding at the redemption date until maturity. The present value was calculated by discounting the remaining principal and interest payments to maturity on a semiannual basis using a discount rate equal to a specified Treasury yield, as of December 15, 2014 plus 25 basis points for the Series B Notes and 50 basis points for the Series C Notes. The redemption prices were $1.0 billion, including a $248 million make-whole payment, for the Series B Notes and $786 million, including a $200 million make-whole payment, for the Series C Notes. The total $448 million make-whole payment for early redemption was recorded in interest expense in the Closed Block Business. Upon completion of the redemption, no IHC Debt is outstanding.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $22 million, $23 million and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,934 million, $1,419 million and $1,389 million for the years ended December 31, 2014, 2013 and 2012, respectively. This includes interest expense of $11

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

million, $6 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively, reported in “Net investment income.” The interest expense for the year ended December 31, 2014 includes a $448 million make-whole payment for the early redemption of the IHC Debt.

15.    EQUITY

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU” and, through December 31, 2014, has reflected the performance of the Financial Services Businesses. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock is a separate class of common stock not publicly traded, which has reflected the performance of the Closed Block Business.

The changes in the number of Common Stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2011	660.1	192.1	468.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)
Stock-based compensation programs(1)	0.0	(6.5)	6.5

Balance, December 31, 2012	660.1	197.1	463.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.0	(10.0)
Stock-based compensation programs(1)	0.0	(8.1)	8.1

Balance, December 31, 2013	660.1	199.0	461.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.6	(11.6)
Stock-based compensation programs(1)	0.0	(5.3)	5.3

Balance, December 31, 2014	660.1	205.3	454.8

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

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

In June 2012, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2012 through June 30, 2013. Under this authorization, 6.6 million shares of the Company’s Common Stock were repurchased at a total cost of $400 million, of which 3.9 million shares were repurchased in the first six months of 2013 at a total cost of $250 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30, 2015. As of December 31, 2014, 5.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Class B Stock Held in Treasury

The Company had 2.0 million shares of Class B Stock issued and outstanding as of December 31, 2011, 2012 and 2013. On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement with the holders of the Class B Stock. As a result, all of the outstanding 2.0 million shares of Class B Stock were reclassified as “held in treasury,” and a reduction to “Total Prudential Financial, Inc. equity” was recorded for the Closed Block Business in the Consolidated Statements of Financial Position. On January 2, 2015, the Company repurchased and cancelled all of the outstanding 2.0 million shares of the Class B Stock for an aggregate cash purchase price of $650.8 million, resulting in the elimination of the Class B Stock held in treasury, a $483.8 million decrease in “Retained earnings” and a $167.0 million decrease in “Additional paid-in capital.” See Note 1 and Note 25 for additional information.

Preferred Stock

As of December 31, 2014, 2013 and 2012, the Company had no preferred stock outstanding.

Dividends

The declaration and payment of dividends on the Common Stock is limited by New Jersey corporate law, pursuant to which Prudential Financial is prohibited from paying a Common Stock dividend if, after giving effect to that dividend, either (a) the Company would be unable to pay its debts as they become due in the usual course of its business or (b) the Company’s total assets would be less than its liabilities. In addition, the terms of the Company’s outstanding junior subordinated debt include a “dividend stopper” provision that restricts the payment of dividends on the Common Stock if interest payments are not made on the junior subordinated debt. Further, as a Designated Financial Company under Dodd-Frank, Prudential Financial is to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the FRB. Prudential Financial’s compliance with these and other requirements under the Dodd-Frank Act could limit its ability to pay Common Stock dividends in the future.

As of December 31, 2014, the Company’s U.S. GAAP retained earnings were $14,888 million. Other than the above limitations, this amount is free of restrictions for the payment of Common Stock dividends. However, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, repayments of operating loans from its subsidiaries and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2014, Prudential Financial had cash and short term investments, excluding amounts held in an intercompany liquidity account, of $4,316 million.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed below.

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2014, Prudential Insurance’s unassigned surplus was $7,396 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $3,071 million. Prudential Insurance must give prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”) of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($10,331 million as of December 31, 2014) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31 ($731 million for the year ended December 31, 2014), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of NJDOBI. Under New Jersey insurance law, Prudential Insurance is permitted to pay a dividend of $1,033 million after December 12, 2015 without prior approval of NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey’s. Prudential Annuities Life Assurance Corporation (“PALAC”), an Arizona-domiciled insurer that is a subsidiary of Prudential Financial, is permitted to pay a dividend of $61 million after December 19, 2015 with prior notification to the Arizona Department of Insurance.

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of statutory paid-in-capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the Japan Financial Services Agency (“FSA”). Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution. Prudential of Japan’s and Gibraltar Life’s current regulatory fiscal year will end March 31, 2015, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable. In 2014, Prudential of Japan did not declare a dividend. Although Gibraltar Life may be able to pay common stock dividends under applicable legal and regulatory restrictions, it may return capital through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or affiliates. The prior approval of the FSA is required for such capital distributions.

In addition, although prior regulatory approval may not be required by law for the payment of dividends up to the limitations described above, in practice, the Company would typically discuss any dividend payments with

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

the applicable regulatory authority prior to payment. Additionally, the payment of dividends by the Company’s subsidiaries is subject to declaration by their Board of Directors and may be affected by market conditions and other factors.

Statutory Net Income, Capital and Surplus

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. These subsidiaries do not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”). Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $901 million, $1,358 million and $1,382 million for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus of Prudential Insurance amounted to $10,331 million and $9,383 million at December 31, 2014 and 2013, respectively. Statutory net income (loss) of PALAC amounted to $393 million, $406 million and $217 million for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus of PALAC amounted to $606 million and $443 million at December 31, 2014 and 2013, respectively.

The Risk-Based Capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. The RBC ratio for Prudential Insurance includes both the Financial Services Businesses and Closed Block Business. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as calculated in a manner prescribed by the NAIC, falls below the Company Action Level RBC, corrective action is required. As of December 31, 2014, Prudential Insurance and PALAC both had TAC levels in excess of 4.0 times the regulatory required minimums that would require corrective action.

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

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2014, Prudential of Japan and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2011	$1,107	$5,805	$(1,667)	$5,245
Change in other comprehensive income before reclassifications	(303)	8,596	(800)	7,493
Amounts reclassified from AOCI	6	36	101	143
Income tax benefit (expense)	118	(3,035)	250	(2,667)

Balance, December 31, 2012	928	11,402	(2,116)	10,214
Change in other comprehensive income before reclassifications	(1,465)	(1,239)	749	(1,955)
Amounts reclassified from AOCI	4	(289)	125	(160)
Income tax benefit (expense)	420	470	(308)	582

Balance, December 31, 2013	(113)	10,344	(1,550)	8,681
Change in other comprehensive income before reclassifications	(1,066)	15,490	(1,134)	13,290
Amounts reclassified from AOCI	(3)	(1,760)	91	(1,672)
Income tax benefit (expense)	207	(4,823)	367	(4,249)

Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050

(1)	Includes cash flow hedges of $206 million, ($446) million and ($257) million as of December 31, 2014, 2013, and 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,		Affected line item in Consolidated Statements of Operations
	2014	2013
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$3	$0	Realized investment gains (losses), net
Foreign currency translation adjustment	0	(4)	Other income

Total foreign currency translation adjustment	3	(4)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(60)	(24)	(3)
Cash flow hedges—Currency/Interest rate	114	(104)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	1,706	351
Net unrealized investment gains (losses)—all other	0	66

Total net unrealized investment gains (losses)	1,760	289	(4)
Amortization of defined benefit items:
Prior service cost	20	22	(5)
Actuarial gain (loss)	(111)	(147)	(5)

Total amortization of defined benefit items	(91)	(125)

Total reclassifications for the period	$1,672	$160

(1)	All amounts are shown before tax.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 21 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 18 for information on employee benefit plans.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$(1,003)	$13	$14	$466	$178	$(332)
Net investment gains (losses) on investments arising during the period	590				(207)	383
Reclassification adjustment for (gains) losses included in net income	312				(109)	203
Reclassification adjustment for OTTI losses excluded from net income(1)	(93)				33	(60)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(10)			4	(6)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(11)		5	(6)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(327)	114	(213)

Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	242				(85)	157
Reclassification adjustment for (gains) losses included in net income	70				(25)	45
Reclassification adjustment for OTTI losses excluded from net income(1)	(8)				3	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(8)			3	(5)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			1			1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(75)	26	(49)

Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113
Net investment gains (losses) on investments arising during the period	196				(69)	127
Reclassification adjustment for (gains) losses included in net income	47				(16)	31
Reclassification adjustment for OTTI losses excluded from net income(1)	(4)				1	(3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(1)				(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(1)			(1)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(96)	34	(62)

Balance, December 31, 2014	$349	$(6)	$3	$(32)	$(110)	$204

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2011	$15,748	$(1,179)	$(1,270)	$(4,319)	$(2,843)	$6,137
Net investment gains (losses) on investments arising during the period	9,586				(3,373)	6,213
Reclassification adjustment for (gains) losses included in net income	(276)				97	(179)
Reclassification adjustment for OTTI losses excluded from net income(2)	93				(32)	61

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(49)			17	(32)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			126		(43)	83
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,308)	458	(850)

Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	(4,306)				1,443	(2,863)
Reclassification adjustment for (gains) losses included in net income	(359)				126	(233)
Reclassification adjustment for OTTI losses excluded from net income(2)	8				(3)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		509			(178)	331
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			465		(164)	301
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,933	(676)	1,257

Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231
Net investment gains (losses) on investments arising during the period	18,073				(6,337)	11,736
Reclassification adjustment for (gains) losses included in net income	(1,807)				632	(1,175)
Reclassification adjustment for OTTI losses excluded from net income(2)	4				(1)	3
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(736)			254	(482)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(603)		211	(392)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,342)	468	(874)

Balance, December 31, 2014	$36,764	$(1,455)	$(1,282)	$(5,036)	$(9,944)	$19,047

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EARNINGS PER SHARE

From demutualization through the periods ended December 31, 2014, the Company has had two separate classes of common stock. The Common Stock has reflected the performance of the Financial Services Businesses and the Class B Stock has reflected the performance of the Closed Block Business. On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement with the Class B Holders pursuant to which it repurchased and cancelled, on January 2, 2015, all of the outstanding 2.0 million shares of the Class B Stock for an aggregate cash purchase price of $650.8 million. See Note 1 and Note 25 for additional information.

For reporting periods through December 31, 2014, earnings per share have been calculated separately for each of these two classes of common stock. For reporting periods commencing after December 31, 2014, earnings per share of Common Stock will reflect the consolidated earnings of Prudential Financial.

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with U.S. GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses have been determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. To the extent reported administrative expenses varied from these cash flow amounts, the differences have been recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments have modified the earnings available to each of the classes of common stock for earnings per share purposes. The Class B Repurchase resulted in the elimination of the separation of the Financial Services Businesses and the Closed Block Business. As a result, for reporting periods commencing after December 31, 2014, the direct equity adjustments will no longer be recorded.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, is as follows:

	2014			2013			2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,579			$(613)			$512
Direct equity adjustment	(27)			2			20
Less: Income attributable to noncontrolling interests	57			107			50
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	14			8			7

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,481	458.5	$3.23	$(726)	463.1	$(1.57)	$475	465.6	$1.02

Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$14			$8			$7
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14			8			7
Stock options		3.0			0.0			1.9
Deferred and long-term compensation programs		0.8			0.0			0.6
Exchangeable Surplus Notes	17	5.4		0	0.0		0	0.0

Diluted earnings per share(1)(2)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,498	467.7	$3.20	$(726)	463.1	$(1.57)	$475	468.1	$1.01

(1)	For the twelve months ended December 31, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the twelve months ended December 31, 2013, all potential stock options and compensation programs were considered antidilutive.
(2)	For the twelve months ended December 31, 2012, weighted average shares used for calculating diluted earnings per share excludes the potential shares that would be issued related to the exchangeable surplus notes since the hypothetical impact of these shares was antidilutive. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued related to the exchangeable surplus notes assuming a hypothetical exchange, weighted for the period the notes are outstanding, is added to the denominator, and interest expense, net of tax, is added to the numerator, if the overall effect is dilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings of the Financial Services Businesses attributable to Prudential Financial, Inc. are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock after direct equity adjustment, the calculation of earnings per share exclude the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock after direct equity adjustment, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. For 2013, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2014 and 2012 were based on 4.3 million and 4.6 million of such awards, respectively, weighted for the period they were outstanding.

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

	2014		2013		2012
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.9	$90.30	6.6	$73.51	13.3	$69.80
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0		12.2		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0		5.2		0.0

Total antidilutive stock options and shares	1.9		24.0		13.3

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

	2014			2013			2012
	Income	Weighted Average Shares(1)	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Closed Block Business	$(153)			$46			$43
Less: Direct equity adjustment	(27)			2			20

Income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment	$(126)	1.8	$(70.00)	$44	2.0	$22.00	$23	2.0	$11.50

(1)	For the twelve months ended December 31, 2014, weighted average shares reflect the reclassification on December 1, 2014 of the 2.0 million shares previously outstanding to “held in treasury,” as a result of the Share Repurchase Agreement between Prudential Financial and the Class B Holders.

17.    SHARE-BASED PAYMENTS

Omnibus Incentive Plan

The Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”) provides stock based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. As of December 31, 2014, 11,597,104 authorized shares remain available for grant under the Omnibus Plan.

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

The fair value of each stock option award is estimated using a binomial option-pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2014	2013	2012
Expected volatility	35.52%	36.44%	41.80%
Expected dividend yield	2.70%	3.00%	3.00%
Expected term	5.63 years	5.52 years	5.44 years
Risk-free interest rate	1.74%	1.01%	0.93%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2014		2013		2012
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$25	$9	$43	$15	$45	$16
Employee restricted stock units	95	34	88	32	84	30
Employee performance shares and performance units	46	17	86	31	26	9

Total	$166	$60	$217	$78	$155	$55

Compensation costs for all stock based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2014, 2013 and 2012 were de minimis.

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	14,994,449	$62.79
Granted	694,019	84.50
Exercised	(3,380,297)	59.30
Forfeited	(19,498)	58.36
Expired	(57,176)	88.75

Outstanding at December 31, 2014	12,231,497	$64.88

Vested and expected to vest at December 31, 2014	12,161,071	$64.85

Exercisable at December 31, 2014	8,680,804	$65.66

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 was $21.65, $13.72 and $16.36, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $97 million, $146 million, and $66 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable as of December 31, 2014 is as follows:

	December 31, 2014
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	5.03	$315
Vested and expected to vest	5.01	$313
Exercisable	3.99	$217

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of the Company’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse on the third anniversary of the date of grant. Performance shares and performance units are awards denominated in the Company’s Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals for the Company’s Financial Services Businesses. Performance share awards are payable in the Company’s Common Stock. Performance unit awards are payable in cash.

A summary of the Company’s restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2013(2)	4,364,106	$59.93	1,012,990	$92.22
Granted(2)	1,295,137	84.56	461,646	90.46
Forfeited	(78,877)	67.46	(16,381)	84.30
Performance adjustment(3)			75,338	84.53
Released	(1,377,475)	63.19	(358,792)	84.53

Restricted at December 31, 2014(2)	4,202,891	$66.31	1,174,801	$90.46

(1)	Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of units granted for performance periods beginning prior to 2014 and between 0% and 125% thereafter, based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	For performance share and performance unit awards, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2014 and December 31, 2013 is the closing stock price of Prudential Financial’s common stock on those dates.
(3)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair market value of restricted stock units, performance shares and performance units released for the years ended December 31, 2014, 2013 and 2012 was $145 million, $106 million and $196 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $84.56, $57.94 and $58.89, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2014, 2013 and 2012 was $90.46, $92.22 and $53.33, respectively.

The number of restricted stock units, performance shares and performance units expected to vest at December 31, 2014 is 5,454,817.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2014 was $8 million with a weighted average recognition period of 0.90 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2014 was $93 million with a weighted average recognition period of 1.43 years.

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2014, 2013 and 2012 was $35 million, $51 million and $21 million, respectively.

The tax benefit realized upon vesting of restricted stock units, performance shares and performance units for the years ended December 31, 2014, 2013 and 2012 was $51 million, $38 million and $69 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company began settling performance units in cash beginning in 2013. The amount of cash used to settle performance units in 2014 and 2013 was $15 million and $10 million, respectively.

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

The Company updated its mortality assumption as of December 31, 2014 with respect to its measure of its domestic pension and postretirement obligations as a result of a review of plan experience following the Society of Actuaries (“SOA”) final issuance in October 2014 of a study of rates of mortality and expected future improvement in mortality rates for U.S. participants. The foreign plans use the most current published mortality tables related to the foreign location.

The Company’s evaluation resulted in an increase in its domestic obligations for pensions and postretirement of $458 million or 4.9% and $124 million or 6.3%, respectively. The offset to these benefit obligation increases was recorded in AOCI as of December 31, 2014. The mortality assumption update will result in an increase in future benefit cost in 2015 of $76 million and $15 million for the pension and postretirement plans, respectively. The 2015 cost increases include additional amortization of actuarial losses for pension and postretirement of $51 million and $9 million, respectively.

As a result of this mortality assumption change, future benefit payments are expected to increase and, based upon the specific funding method for a given benefit plan, will be sourced primarily from existing plan assets or via employer contributions. The increases in the undiscounted expected cash outflows underlying the domestic benefit obligations are distributed whereby 8% occurs in the next ten years from December 31, 2014, 23% in the next ten year band and 69% in the remaining future years.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The domestic obligations will increase further if actual mortality improvements are better than the assumption used. A 25% increase in the improvement scale would increase the domestic obligations by approximately $115 million at December 31, 2014.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2014 and 2013 is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(10,886)	$(12,042)	$(2,102)	$(2,372)
Acquisition/Divestiture	0	0	0	(3)
Service cost	(234)	(252)	(17)	(17)
Interest cost	(481)	(437)	(96)	(89)
Plan participants’ contributions	0	0	(29)	(28)
Medicare Part D subsidy receipts	0	0	(8)	(12)
Amendments	1	(2)	0	0
Annuity purchase	0	1	0	0
Actuarial gains/(losses), net	(1,804)	844	(169)	220
Settlements	42	5	0	0
Special termination benefits	(4)	(2)	0	0
Benefits paid	620	691	184	200
Foreign currency changes and other	201	308	4	(1)

Benefit obligation at end of period	$(12,545)	$(10,886)	$(2,233)	$(2,102)

Change in plan assets
Fair value of plan assets at beginning of period	$12,069	$12,686	$1,745	$1,329
Actual return on plan assets	1,515	266	120	244
Annuity purchase	0	(1)	0	0
Employer contributions	165	206	7	18
Plan participants’ contributions	0	0	29	28
Disbursement for settlements	(42)	(5)	0	0
Benefits paid	(620)	(691)	(184)	(200)
Foreign currency changes and other	(59)	(52)	0	(14)
Effect of Section 420 transfer	0	(340)	0	340

Fair value of plan assets at end of period	$13,028	$12,069	$1,717	$1,745

Funded status at end of period	$483	$1,183	$(516)	$(357)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,828	$3,354	$0	$0
Accrued benefit liability	(2,345)	(2,171)	(516)	(357)

Net amount recognized	$483	$1,183	$(516)	$(357)

Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$0
Prior service cost	(42)	(56)	(8)	(19)
Net actuarial loss	2,946	2,065	600	463

Net amount not recognized	$2,904	$2,009	$592	$444

Accumulated benefit obligation	$(11,964)	$(10,374)	$(2,233)	$(2,102)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,168 million and $918 million benefit obligation at December 31, 2014 and 2013, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust in 2014 and 2013. As of December 31, 2014 and 2013, the assets in the trust had a carrying value of $656 million and $561 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($83 million and $73 million benefit obligation at December 31, 2014 and 2013, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2014 and 2013, the assets in the trust had a carrying value of $123 million and $116 million, respectively.

Pension benefits for foreign plans comprised 13% and 16% of the ending benefit obligation for 2014 and 2013, respectively. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2014 and 2013. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2014	2013
	(in millions)
Projected benefit obligation	$2,379	$2,457
Fair value of plan assets	$34	$286

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2014	2013
	(in millions)
Accumulated benefit obligation	$2,164	$2,258
Fair value of plan assets	$33	$258

There were no purchases of annuity contracts in 2014 from Prudential Insurance. In 2013 the pension plans purchased annuity contracts from Prudential Insurance for $1 million. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $21 million as of both December 31, 2014 and 2013.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$234	$252	$243	$17	$17	$14
Interest cost	481	437	474	96	89	101
Expected return on plan assets	(712)	(769)	(809)	(116)	(87)	(87)
Amortization of transition obligation	0	0	0	0	0	1
Amortization of prior service cost	(10)	(10)	13	(10)	(12)	(12)
Amortization of actuarial (gain) loss, net	86	91	45	25	56	54
Settlements	10	0	9	0	0	0
Curtailments	0	0	0	0	0	0
Special termination benefits(1)	4	2	7	0	0	0

Net periodic (benefit) cost	$93	$3	$(18)	$12	$63	$71

(1)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

Changes in Accumulated Other Comprehensive Income

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in OCI are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2011	$0	$(9)	$1,815	$1	$(42)	$861
Amortization for the period	0	(13)	(45)	(1)	12	(54)
Deferrals for the period	0	(62)	810	0	0	81
Impact of foreign currency changes and other	0	3	(32)	0	0	5

Balance, December 31, 2012	0	(81)	2,548	0	(30)	893

Amortization for the period	0	10	(91)	0	12	(56)
Deferrals for the period	0	2	(341)	0	0	(377)
Impact of foreign currency changes and other	0	13	(51)	0	(1)	3

Balance, December 31, 2013	0	(56)	2,065	0	(19)	463

Amortization for the period	0	10	(86)	0	10	(25)
Deferrals for the period	0	(1)	1,001	0	0	165
Impact of foreign currency changes and other	0	5	(34)	0	1	(3)

Balance, December 31, 2014	$0	$(42)	$2,946	$0	$(8)	$600

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The amounts included in AOCI expected to be recognized as components of net periodic (benefit) cost in 2015 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of prior service cost	$(8)	$(5)
Amortization of actuarial (gain) loss, net	168	38

Total	$160	$33

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions
Discount rate (beginning of period)	4.95%	4.05%	4.85%	4.75%	3.85%	4.60%
Discount rate (end of period)	4.10%	4.95%	4.05%	3.95%	4.75%	3.85%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.25%	6.25%	6.75%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	5.00-7.08%	5.00-7.50%	5.00-7.50%
Health care cost trend rates (end of period)	N/A	N/A	N/A	5.00-6.66%	5.00-7.08%	5.00-7.50%
For 2014, 2013 and 2012, the ultimate health care cost trend rate after gradual decrease until: 2019, 2019, 2017, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2014, 2013 and 2012, the ultimate health care cost trend rate after gradual decrease until: 2019, 2019, 2019 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2014 and December 31, 2013 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2014 portfolio is selected from a compilation of approximately 740 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2014 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2014. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2015. The expected rate of return for 2015 is 6.25% and 7.00% for pension and postretirement, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$8
Increase in postretirement benefit obligation	160

One percentage point decrease
Decrease in total service and interest costs	$6
Decrease in postretirement benefit obligation	125

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

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligation that includes a medical benefit including prescription drugs, a dental benefit, and a life benefit. The postretirement plan risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2014 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	15%	47%	61%
International Equities	2%	15%	2%	10%
Fixed Maturities	51%	70%	1%	38%
Short-term Investments	0%	14%	0%	44%
Real Estate	2%	15%	0%	0%
Other	0%	15%	0%	0%

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

trusts or single client trusts. Common or collective trusts hold assets for more than one investor. Each investor owns a “unit of account.” Single client trusts hold assets for only one investor, the domestic qualified pension plan and each security in the fund is treated as individually owned.

There were no investments in Prudential Financial Common Stock as of December 31, 2014 and December 31, 2013 for either the pension or postretirement plans.

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

Guaranteed Investment Contracts—The value is based on contract cash flows and available market rates for similar investments.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$881	$0	$881
Common/collective trusts(1)	0	87	0	87

Subtotal				968
International Equities:
Pooled separate accounts(2)	0	323	0	323
Common/collective trusts(3)	0	202	0	202
United Kingdom insurance pooled funds(4)	0	45	0	45

Subtotal				570

Fixed Maturities:
Pooled separate accounts(5)	0	1,162	35	1,197
Common/collective trusts(6)	0	490	0	490
U.S. government securities (federal):
Mortgage-backed	0	1	0	1
Other U.S. government securities	0	852	0	852
U.S. government securities (state & other)	0	694	0	694
Non-U.S. government securities	0	16	0	16
United Kingdom insurance pooled funds(7)	0	320	0	320
Corporate Debt:
Corporate bonds(8)	0	4,550	14	4,564
Asset-backed	0	25	0	25
Collateralized Mortgage Obligations(9)	0	112	0	112
Interest rate swaps (Notional amount: $1,536)	0	(1)	0	(1)
Guaranteed investment contract	0	28	0	28
Other(10)	712	4	73	789
Unrealized gain (loss) on investment of securities lending collateral(11)	0	(37)	0	(37)

Subtotal				9,050

Short-term Investments:
Pooled separate accounts	0	39	0	39
United Kingdom insurance pooled funds	0	1	0	1

Subtotal				40

Real Estate:
Pooled separate accounts(12)	0	0	465	465
Partnerships	0	0	336	336

Subtotal				801

Other:
Partnerships	0	0	455	455
Hedge funds	0	0	1,144	1,144

Subtotal				1,599

Total	$712	$9,794	$2,522	$13,028

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$1,170	$0	$1,170
Common/collective trusts(1)	0	81	0	81

Subtotal				1,251
International Equities:
Pooled separate accounts(2)	0	349	0	349
Common/collective trusts(3)	0	40	0	40
United Kingdom insurance pooled funds(4)	0	50	0	50

Subtotal				439

Fixed Maturities:
Pooled separate accounts(5)	0	1,085	32	1,117
Common/collective trusts(6)	0	506	0	506
U.S. government securities (federal):
Mortgage-backed	0	2	0	2
Other U.S. government securities	0	1,005	0	1,005
U.S. government securities (state & other)	0	636	0	636
Non-U.S. government securities	0	17	0	17
United Kingdom insurance pooled funds(7)	0	266	0	266
Corporate Debt:
Corporate bonds(8)	0	3,660	16	3,676
Asset-backed	0	24	0	24
Collateralized Mortgage Obligations(9)	0	137	0	137
Interest rate swaps (Notional amount: $623)	0	(3)	0	(3)
Guaranteed investment contract	0	28	0	28
Other(10)	717	0	66	783
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(39)	0	(39)

Subtotal				8,155

Short-term Investments:
Pooled separate accounts	0	78	0	78
United Kingdom insurance pooled funds	0	1	0	1

Subtotal				79

Real Estate:
Pooled separate accounts(12)	0	0	356	356
Partnerships	0	0	320	320

Subtotal				676

Other:
Partnerships	0	0	374	374
Hedge funds	0	0	1,095	1,095

Subtotal				1,469

Total	$717	$9,093	$2,259	$12,069

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.
(2)	This category invests in a large cap international equity funds whose objective is to track an index.
(3)	This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes. For 2014, this category also includes a global equity fund, primarily focused on new market leaders with sustainable competitive advantage.
(4)	This category invests in an international equity fund whose objective is to track an index.
(5)	This category invests in bond funds, primarily highly rated private placement securities.
(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.
(7)	This category invests in bond funds, primarily highly rated corporate securities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(8)	This category invests in highly rated corporate securities.
(9)	This category invests in highly rated Collateralized Mortgage Obligations.
(10)	Primarily cash and cash equivalents, short term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(11)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $717 million and the liability for securities lending collateral is $754 million.
(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.
(13)	The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $701 million and the liability for securities lending collateral is $740 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2014
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$32	$16	$66	$356
Actual Return on Assets:
Relating to assets still held at the reporting date	3	0	0	49
Relating to assets sold during the period	0	0	0	5
Purchases, sales and settlements	0	(2)	7	55
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$35	$14	$73	$465

	Year Ended December 31, 2014
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund
	(in millions)
Fair Value, beginning of period	$320	$374	$1,095
Actual Return on Assets:
Relating to assets still held at the reporting date	6	53	49
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	10	28	0
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$336	$455	$1,144

	Year Ended December 31, 2013
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts
	(in millions)
Fair Value, beginning of period	$32	$12	$58	$322
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	46
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	0	4	8	(12)
Transfers in and /or out of Level 3	0	0	0	0

Fair Value, end of period	$32	$16	$66	$356

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund
	(in millions)
Fair Value, beginning of period	$185	$598	$707
Actual Return on Assets:
Relating to assets still held at the reporting date	35	48	106
Relating to assets sold during the period	0	0	4
Purchases, sales and settlements	100	7	(1)
Transfers in and /or out of Level 3(1)	0	(279)	279

Fair Value, end of period	$320	$374	$1,095

(1)	The transfers in and out of Level 3 represent a reclassification of certain fund assets from Partnerships to Hedge Funds.

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$698	$0	$698
Common trusts(2)	0	155	0	155
Equities	124	0	0	124

Subtotal				977

International Equities:
Variable Life Insurance Policies(3)	0	61	0	61
Common trusts(4)	0	22	0	22

Subtotal				83

Fixed Maturities:
Common trusts(5)	0	31	0	31
U.S. government securities (federal):
Mortgage-Backed	0	5	0	5
Other U.S. government securities	0	116	0	116
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	7	0	7
Corporate Debt:
Corporate bonds(6)	0	254	1	255
Asset-Backed	0	76	1	77
Collateralized Mortgage Obligations(7)	0	39	0	39
Interest rate swaps (Notional amount: $1,024)	0	(8)	0	(8)
Other(8)	57	0	(5)	52
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0

Subtotal				577

Short-term Investments:
Variable Life Insurance Policies	0	0	0	0
Registered investment companies	80	0	0	80

Subtotal				80

Total	$261	$1,459	$(3)	$1,717

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$634	$0	$634
Common trusts(2)	0	136	0	136
Equities	110	0	0	110

Subtotal				880

International Equities:
Variable Life Insurance Policies(3)	0	64	0	64
Common trusts(4)	0	23	0	23

Subtotal				87

Fixed Maturities:
Common trusts(5)	0	29	0	29
U.S. government securities (federal):
Mortgage-Backed	0	7	0	7
Other U.S. government securities	0	289	0	289
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	4	0	4
Corporate Debt:
Corporate bonds(6)	0	235	1	236
Asset-Backed	0	56	5	61
Collateralized Mortgage Obligations(7)	0	35	0	35
Interest rate swaps (Notional amount: $861)	0	(7)	0	(7)
Other(8)	74	0	(6)	68
Unrealized gain (loss) on investment of securities lending collateral(10)	0	0	0	0

Subtotal				725

Short-term Investments:
Variable Life Insurance Policies	0	0	0	0
Registered investment companies	53	0	0	53

Subtotal				53

Total	$237	$1,508	$0	$1,745

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.
(2)	This category invests in U.S. equity funds, primarily large cap equities.
(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.
(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.
(5)	This category invests in U.S. bonds funds.
(6)	This category invests in highly rated corporate bonds.
(7)	This category invests in highly rated Collateralized Mortgage Obligations.
(8)	Cash and cash equivalents, short term investments, payables and receivables and open future contract positions (including fixed income collateral).
(9)	In 2014 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $10 million and the liability for securities lending collateral is $10 million.
(10)	In 2013 the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $16 million and the liability for securities lending collateral is $16 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2014
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$5	$(6)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	1	1
Transfers in and /or out of Level 3(1)	0	(5)	0

Fair Value, end of period	$1	$1	$(5)

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

	Year Ended December 31, 2013
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$2	$0	$(4)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	(1)	5	(2)
Transfers in and /or out of Level 3	0	0	0

Fair Value, end of period	$1	$5	$(6)

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2014	2013	2014	2013
Asset Category
U.S. Equities	7%	10%	57%	50%
International Equities	5	4	5	5
Fixed Maturities	69	67	34	39
Short-term Investments	0	1	4	6
Real Estate	6	6	0	0
Other	13	12	0	0

Total	100%	100%	100%	100%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2015	$652	$172	$13
2016	677	174	14
2017	697	176	15
2018	717	177	15
2019	741	177	15
2020-2024	4,045	870	83

Total	$7,529	$1,746	$155

The Company anticipates that it will make cash contributions in 2015 of approximately $125 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2014 and 2013 was $55 million and $68 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $60 million, $57 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2014	2013	2012
	(in millions)
Current tax expense (benefit)
U.S.	$(80)	$(292)	$674
State and local	(7)	16	27
Foreign	463	310	387

Total	376	34	1,088

Deferred tax expense (benefit)
U.S.	880	44	(437)
State and local	12	0	(5)
Foreign	(919)	(1,136)	(433)

Total	(27)	(1,092)	(875)

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	349	(1,058)	213
Income tax expense on equity in earnings of operating joint ventures	(2)	19	19
Income tax expense on discontinued operations	6	3	8
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	4,249	(582)	2,667
Stock-based compensation programs	(29)	(32)	(56)

Total income taxes	$4,573	$(1,650)	$2,851

In July 2014, the IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company will apply this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2009. As a result of applying such accounting method in 2014 the Company’s U.S. current tax benefit includes an additional tax benefit of $475 million and a corresponding reduction of deferred tax assets.

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2014	2013	2012
	(in millions)
Expected federal income tax expense (benefit)	$616	$(589)	$248
Non-taxable investment income	(381)	(319)	(302)
Foreign taxes at other than U.S. rate	140	(36)	(51)
Low income housing and other tax credits	(127)	(105)	(78)
Reversal of acquisition opening balance sheet deferred tax items	53	55	384
Repatriation change	32	0	6
Minority interest	(19)	(37)	(17)
Medicare Part D	3	(43)	(1)
State taxes	(2)	10	15
Other	34	6	9

Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$349	$(1,058)	$213

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s 2012, 2013 or 2014 results. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Total income tax expense includes additional U.S. income tax expense related to the realization of local deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of December 31, 2014, additional U.S. GAAP tax expense related to the utilization of opening balance sheet local deferred tax assets has been fully recognized in the Statement of Operations as follows:

	Prudential Gibraltar	Star and Edison Businesses	Total
	(in millions)
Opening balance sheet deferred tax assets after valuation allowance that will result in additional tax expense	$56	$678	$734
Additional tax expense (benefit) recognized in the Statement of Operations:
2009	13	0	13
2010	6	0	6
2011	(29)	252	223
2012	51	333	384
2013	15	40	55
2014	0	53	53

Subtotal	56	678	734
Additional tax expense recognized in Other Comprehensive Income	0	0	0

Unrecognized balance of additional tax expense	$0	$0	$0

On January 1, 2012, the Star and Edison Businesses merged into Gibraltar Life. The majority of additional U.S. tax expense recognized in 2012 is a result of the merger. During the first quarter of 2013, the Company changed its repatriation assumption for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first quarter of 2013. Future losses in pre-tax income of Gibraltar Life may reduce the amount of additional tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional tax expense recognized in Other Comprehensive Income.

Deferred tax assets and liabilities at December 31 resulted from the items listed in the following table:

	2014	2013
	(in millions)
Deferred tax assets
Insurance reserves	$4,361	$2,760
Policyholders’ dividends	2,552	1,797
Net operating and capital loss carryforwards	256	358
Employee benefits	825	477
Investments	0	1,510
Other	285	472

Deferred tax assets before valuation allowance	8,279	7,374
Valuation allowance	(277)	(235)

Deferred tax assets after valuation allowance	8,002	7,139

Deferred tax liabilities
Net unrealized investment gains	12,713	7,147
Deferred policy acquisition costs	4,049	4,208
Investments	171	0
Unremitted foreign earnings	512	679
Value of business acquired	924	1,204

Deferred tax liabilities	18,369	13,238

Net deferred tax liability	$(10,367)	$(6,099)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	2014	2013
	(in millions)
Valuation allowance related to state and local deferred tax assets	$252	$208
Valuation allowance related to foreign operations deferred tax assets	$25	$27

The following table sets forth the federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, at December 31:

	2014	2013
	(in millions)
Federal net operating and capital loss carryforwards	$0	$0
State net operating and capital loss carryforwards(1)	$5,895	$3,945
Foreign operating loss carryforwards(2)	$53	$505
General business credits(3)	$136	$0
Alternative minimum tax credits(4)	$248	$226

(1)	Expires between 2015 and 2034.
(2)	$36 million expires between 2019 and 2023 and $17 million has an unlimited carryforward.
(3)	Expires between 2031 and 2034.
(4)	Alternative minimum tax credits do not expire.

The Company provides for U.S. income taxes on a portion of its unremitted foreign earnings of its operations in Japan, and the unremitted foreign earnings of certain operations in India, Germany, and Taiwan. In addition, beginning in 2012, the Company provides for U.S. income taxes on a portion of current year foreign earnings for its Korean insurance operations. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested. During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. Consequently we recognized an additional U.S. tax expense of $108 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2013. During the fourth quarter of 2014 we determined that the current year operating earnings and AOCI, except realized and unrealized capital gains/(losses), of our Japanese insurance operations will be treated as permanently reinvested. Consequently, we recognized a U.S. tax expense of $32 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2014. The Company will no longer provide for U.S. income taxes on the permanently reinvested earnings of our Japanese insurance operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes permanent reinvestment of such and for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2014	2013	2012
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming permanent reinvestment)	$2,396	$1,973	$1,747

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income from domestic operations of $3,487 million, $1,274 million and $1,138 million, and income (loss) from foreign operations of $(1,728) million, $(2,958) million and $(430) million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2014	2013	2012
	(in millions)
Balance at January 1,	$11	$19	$90
Increases in unrecognized tax benefits—prior years	0	0	16
(Decreases) in unrecognized tax benefits—prior years	0	(7)	(4)
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	(5)	(1)	(83)

Balance at December 31,	$6	$11	$19

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$6	$11	$19

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2014	2013	2012
	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$2	$1	$4

	2014	2013
	(in millions)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$4	$6

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at December 31, 2014:

Major Tax Jurisdiction	Open Tax Years
United States	2007—2014
Japan	Fiscal years ended March 31, 2010—2014
Korea	Fiscal years ended March 31, 2010—2013 and the period ended December 31, 2014

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

For tax years 2007 through 2015, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed.

Certain of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2013 the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of the Company’s affiliates in Japan for their tax years ended March 31, 2009 to March 31, 2012. These activities had no material impact on the Company’s 2012, 2013 or 2014 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2014, the Korean National Tax Service concluded a routine tax audit of the tax returns of Prudential of Korea for the tax years ended March 31, 2010 to March 31, 2012. These activities had no material impact on the Company’s 2012, 2013 or 2014 results.

20.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement––Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Assets and Liabilities by Hierarchy Level––The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,123	$0	$		$20,123
Obligations of U.S. states and their political subdivisions	0	6,525	6			6,531
Foreign government bonds	0	80,939	2			80,941
Corporate securities	0	159,073	1,303			160,376
Asset-backed securities	0	7,126	4,059			11,185
Commercial mortgage-backed securities	0	13,834	43			13,877
Residential mortgage-backed securities	0	5,804	253			6,057

Subtotal	0	293,424	5,666			299,090
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	399	0			399
Obligations of U.S. states and their political subdivisions	0	199	0			199
Foreign government bonds	0	696	21			717
Corporate securities	0	20,146	124			20,270
Asset-backed securities	0	850	393			1,243
Commercial mortgage-backed securities	0	2,556	5			2,561
Residential mortgage-backed securities	0	1,767	7			1,774
Equity securities	1,396	232	663			2,291
All other(3)	194	13,803	7		(12,321)	1,683

Subtotal	1,590	40,648	1,220		(12,321)	31,137
Equity securities, available-for-sale	6,688	2,898	275			9,861
Commercial mortgage and other loans	0	380	0			380
Other long-term investments	12	224	1,547		(11)	1,772
Short-term investments	5,263	2,472	0			7,735
Cash equivalents	2,657	9,188	0			11,845
Other assets	4	109	2			115

Subtotal excluding separate account assets	16,214	349,343	8,710		(12,332)	361,935
Separate account assets(4)	48,063	223,710	24,662			296,435

Total assets	$64,277	$573,053	$33,372		$(12,332)	$658,370

Future policy benefits(5)	$0	$0	$8,182	$		$8,182
Other liabilities	1	6,883	5		(6,661)	228
Notes issued by consolidated VIEs	0	0	6,033			6,033

Total liabilities	$1	$6,883	$14,220		$(6,661)	$14,443

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2013(6)
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$15,400	$0	$		$15,400
Obligations of U.S. states and their political subdivisions	0	3,735	0			3,735
Foreign government bonds	0	82,787	1			82,788
Corporate securities	0	152,449	1,329			153,778
Asset-backed securities	0	7,146	3,112			10,258
Commercial mortgage-backed securities	0	13,708	165			13,873
Residential mortgage-backed securities	0	6,696	338			7,034

Subtotal	0	281,921	4,945			286,866
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	266	0			266
Obligations of U.S. states and their political subdivisions	0	190	0			190
Foreign government bonds	0	643	0			643
Corporate securities	0	16,865	115			16,980
Asset-backed securities	0	876	395			1,271
Commercial mortgage-backed securities	0	2,466	1			2,467
Residential mortgage-backed securities	0	1,828	9			1,837
Equity securities	1,309	225	842			2,376
All other(3)	591	7,899	6		(7,246)	1,250

Subtotal	1,900	31,258	1,368		(7,246)	27,280
Equity securities, available-for-sale	6,938	2,668	304			9,910
Commercial mortgage and other loans	0	158	0			158
Other long-term investments	19	109	1,396		5	1,529
Short-term investments	6,139	1,046	0			7,185
Cash equivalents	2,461	4,521	0			6,982
Other assets	3	209	4			216

Subtotal excluding separate account assets	17,460	321,890	8,017		(7,241)	340,126
Separate account assets(4)	49,182	213,275	22,603			285,060

Total assets	$66,642	$535,165	$30,620		$(7,241)	$625,186

Future policy benefits(5)	$0	$0	$441	$		$441
Other liabilities	1	9,458	5		(7,257)	2,207
Notes issued by consolidated VIEs	0	0	3,254			3,254

Total liabilities	$1	$9,458	$3,700		$(7,257)	$5,902

(1)	“Netting” amounts represent cash collateral of $5,671 million and ($16) million as of December 31, 2014 and 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets”.
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(5)	For the year ended December 31, 2014, the net embedded derivative liability position of $8.2 billion includes $0.6 billion of embedded derivatives in an asset position and $8.8 billion of embedded derivatives in a liability position. For the year ended December 31, 2013, the net embedded derivative liability position of $0.4 billion includes $1.5 billion of embedded derivatives in an asset position and $1.9 billion of embedded derivatives in a liability position.
(6)	Prior period amounts have been reclassified to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds, and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2014 and 2013, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over pre-determined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back testing.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly traded or privately traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers and is measured at fair value using net asset value (“NAV”) as a practical expedient. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have been included within Level 3 in the fair value hierarchy.

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

The Company’s exchange-traded futures and options include Treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and “to be announced” (“TBA”) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Separate Account Assets—Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds, and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Notes issued by Consolidated VIEs—The fair values of these notes are based on indicative broker quotes and classified within Level 3. See Note 5 and the Fair Value Option section below for additional information.

Other Liabilities—Other liabilities include certain derivative instruments, the fair values of which are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the optional living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the year ended December 31, 2014, $2.1 billion were transferred from Level 1 to Level 2 and $0.1 billion were transferred from Level 2 to Level 1. During the year ended December 31, 2013, $4.0 billion were transferred from Level 1 to Level 2 and $5.0 billion were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2014
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	23	23
Corporate securities	752	675	1,427
Asset-backed securities	150	4,302	4,452
Commercial mortgage-backed securities	10	38	48
Residential mortgage-backed securities	57	203	260
Equity securities	140	798	938
Other long-term investments	1	1,546	1,547
Other assets	9	0	9

Subtotal excluding separate account assets(3)	1,125	7,585	8,710
Separate account assets	23,632	1,030	24,662

Total assets	$24,757	$8,615	$33,372

Future policy benefits	$8,182	$0	$8,182
Other liabilities	2	3	5
Notes issued by consolidated VIEs	0	6,033	6,033

Total liabilities	$8,184	$6,036	$14,220

	As of December 31, 2013
	Internal(1)	External(2)	Total
	(in millions)
Foreign government bonds	$0	$1	$1
Corporate securities	660	784	1,444
Asset-backed securities	209	3,298	3,507
Commercial mortgage-backed securities	14	152	166
Residential mortgage-backed securities	77	270	347
Equity securities	141	1,005	1,146
Other long-term investments	9	1,387	1,396
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,120	6,897	8,017
Separate account assets	21,665	938	22,603

Total assets	$22,785	$7,835	$30,620

Future policy benefits	$441	$0	$441
Other liabilities	5	0	5
Notes issued by consolidated VIEs	0	3,254	3,254

Total liabilities	$446	$3,254	$3,700

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets.

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$752	Discounted cash flow	Discount rate	0.84%	–	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.1X	–	7.0X	6.1X	Increase
		Liquidation	Liquidation value	22.12%	–	100.0%	82.92%	Increase
Liabilities:
Future policy benefits(4)	$8,182	Discounted cash flow	Lapse rate(5)	0%	–	14%		Decrease
			NPR spread(6)	0%	–	1.30%		Decrease
			Utilization rate(7)	63%	–	96%		Increase
			Withdrawal rate(8)	74%	–	100%		Increase
			Mortality rate(9)	0%	–	14%		Decrease
			Equity volatility curve	17%	–	28%		Increase

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$660	Discounted cash flow	Discount rate	1.25%	–	15%	8.52%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	–	8.0X	6.0X	Increase
		Liquidation	Liquidation value	11.61%	–	100.0%	59.17%	Increase
Asset-backed securities	$209	Discounted cash flow	Prepayment rate(3)	11.11%	–	27.41%	19.91%	Increase
			Default rate(3)	2.00%	–	31.85%	8.63%	Decrease
			Loss severity(3)	15.06%	–	45.00%	33.00%	Decrease
			Liquidity premium	1.00%	–	2.00%	1.90%	Decrease
			Average life (years)	0.47	–	14.76	5.53	Increase
			Comparable spreads	0.19%	–	45.19%	6.76%	Decrease
			Comparable security yields	0.61%	–	10.00%	6.52%	Decrease
Liabilities:
Future policy benefits(4)	$441	Discounted cash flow	Lapse rate(5)	0%	–	11%		Decrease
			NPR spread(6)	0.08%	–	1.09%		Decrease
			Utilization rate(7)	70%	–	94%		Increase
			Withdrawal rate(8)	86%	–	100%		Increase
			Mortality rate(9)	0%	–	13%		Decrease
			Equity volatility curve	15%	–	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	In isolation, an increase in prepayment rate or a decrease in default rate or loss severity would generally result in an increase in fair value, although the interrelationships between these inputs depend on specific market conditions.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

(4)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(6)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(7)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(8)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(9)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Real Estate and Other Invested Assets—Separate account assets include $22,641 million and $20,806 million of investments in real estate as of December 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 9.75% (6.05% weighted average) as of December 31, 2014, and 4.15% to11.00% (6.35% weighted average) as of December 31, 2013, and discount rates, which ranged from 6.00% to 15.00% (7.36% weighted average) as of December 31, 2014, and 6.00% to 15.00% (7.71% weighted average) as of December 31, 2013. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 0.77% to 6.76% (4.02% weighted average) as of December 31, 2014, and 1.13% to 6.85% (4.17% weighted average) as of December 31, 2013, and market spread over base rate, which ranged from 1.50% to 4.76% (2.67% weighted average) as of December 31, 2014, and 1.60% to 4.75% (2.87% weighted average) as of December 31, 2013.

Commercial Mortgage Loans—Separate account assets include $943 million and $793 million of commercial mortgage loans as of December 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.17% to 8.39% (1.44% weighted average) as of December 31, 2014, and 1.25% to 1.98% (1.47% weighted average) as of December 31, 2013. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

Changes in Level 3 assets and liabilities––The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2014
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,329	$3,112	$165	$338
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	20	17	4	0
Included in other comprehensive income (loss)	0	0	0	45	24	(1)	0
Net investment income	0	0	0	(10)	17	0	0
Purchases	0	2	2	825	2,743	869	0
Sales	0	(1)	0	(636)	(346)	(11)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(413)	(1,046)	(5)	(12)
Foreign currency translation	0	0	0	(66)	(60)	(1)	(18)
Other(1)	0	0	0	4	53	0	(55)
Transfers into Level 3(2)	0	5	0	319	1,164	0	0
Transfers out of Level 3(2)	0	0	(1)	(114)	(1,619)	(977)	0

Fair Value, end of period	$0	$6	$2	$1,303	$4,059	$43	$253

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(20)	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$395	$1	$9	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	1	0
Other income	0	(7)	0	0	0	13	1
Net investment income	0	0	1	0	0	0	0
Purchases	21	181	119	87	0	29	0
Sales	0	(160)	(21)	0	0	(64)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(10)	(29)	0	(1)	(84)	0
Foreign currency translation	0	0	(2)	0	0	(74)	0
Other(1)	0	0	2	(1)	(1)	0	0
Transfers into Level 3(2)	0	9	47	5	0	0	0
Transfers out of Level 3(2)	0	(4)	(119)	(87)	0	0	0

Fair Value, end of period	$21	$124	$393	$5	$7	$663	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$1	$0
Other income	$0	$6	$0	$0	$1	$16	$1

	Year Ended December 31, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	8	0	(8)	0
Other income	0	0	94	0
Included in other comprehensive income (loss)	9	0	0	0
Net investment income	0	0	(1)	0
Purchases	24	0	240	0
Sales	(41)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	0	(89)	(2)
Foreign currency translation	(29)	0	(9)	0
Other(1)	1	0	(79)	0
Transfers into Level 3(2)	7	0	5	0
Transfers out of Level 3(2)	(8)	0	0	0

Fair Value, end of period	$275	$0	$1,547	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	(2)	$0	$(8)	$0
Other income	0	$0	$94	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	(6,831)	2	201
Interest credited to policyholders’ account balances	2,738	0	0	0
Net investment income	24	0	0	0
Purchases	1,801	0	0	0
Sales	(710)	0	0	0
Issuances	0	(910)	0	(2,980)
Settlements	(1,783)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	0	0	(2)	0
Transfers into Level 3(2)	100	0	0	0
Transfers out of Level 3(2)	(120)	0	0	0

Fair Value, end of period	$24,662	$(8,182)	$(5)	$(6,033)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(6,853)	$2	$201
Interest credited to policyholders’ account	$1,760	$0	$0	$0

	Year Ended December 31, 2013(5)
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$0	$1,630	$3,230	$124	$484
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(30)	29	37	0
Included in other comprehensive income (loss)	0	0	(1)	(18)	(6)	(19)	(2)
Net investment income	0	0	0	(4)	37	0	(2)
Purchases	0	0	4	477	2,412	438	0
Sales	0	0	(1)	(126)	(320)	(51)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(579)	(1,175)	(41)	(55)
Foreign currency translation	0	0	0	(127)	(22)	(9)	(88)
Other(1)	0	0	0	0	(171)	0	1
Transfers into Level 3(2)	0	0	13	573	10	0	0
Transfers out of Level 3(2)	0	0	(12)	(467)	(912)	(314)	0

Fair Value, end of period	$0	$0	$1	$1,329	$3,112	$165	$338

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(53)	$13	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013(5)
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$134	$419	$10	$12	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(16)
Other income	0	(8)	7	0	1	63	2
Net investment income	0	0	5	1	0	0	0
Purchases	0	23	319	74	0	17	0
Sales	0	(13)	(2)	(1)	0	(140)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(49)	(228)	(2)	(3)	(43)	(5)
Foreign currency translation	0	0	(6)	(1)	(2)	(153)	0
Other(1)	0	0	(76)	0	0	0	0
Transfers into Level 3(2)	0	52	2	0	2	0	0
Transfers out of Level 3(2)	0	(24)	(45)	(80)	(1)	0	0

Fair Value, end of period	$0	$115	$395	$1	$9	$842	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(16)
Other income	$0	$(7)	$7	$0	$0	$50	$2

	Year Ended December 31, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	5	0	(4)
Other income	0	0	160	0
Included in other comprehensive income (loss)	58	0	0	0
Purchases	37	0	439	0
Sales	(65)	0	0	0
Issuances	0	0	0	0
Settlements	(3)	(53)	(134)	0
Foreign currency translation	(53)	0	(13)	0
Other(1)	(18)	0	(109)	0
Transfers into Level 3(2)	6	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0

Fair Value, end of period	$304	$0	$1,396	$4

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(5)	$0	$(2)	$(3)
Other income	$0	$0	$155	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	3,741	(3)	17
Interest credited to policyholders’ account balances	2,649	0	0	0
Net investment income	20	0	0	0
Purchases	1,653	0	0	0
Sales	(832)	0	0	0
Issuances	0	(836)	0	(1,834)
Settlements	(2,120)	0	0	(31)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	89	0	0	0
Transfers out of Level 3(2)	(130)	0	0	0

Fair Value, end of period	$22,603	$(441)	$(5)	$(3,254)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,647	$(3)	$17
Interest credited to policyholders’ account	$1,652	$0	$0	$0

	Year Ended December 31, 2012(5)
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$66	$0	$25	$1,450	$1,984	$145	$560
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(35)	21	25	0
Included in other comprehensive income (loss)	0	0	0	195	94	11	8
Net investment income	0	0	0	8	32	(1)	(1)
Purchases	0	10	0	375	2,602	44	38
Sales	0	0	0	(165)	(426)	(28)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	0	0	(325)	(590)	(14)	(89)
Foreign currency translation	0	0	0	(38)	(9)	(5)	(32)
Other(1)	(64)	0	(8)	71	0	0	0
Transfers into Level 3(2)	0	0	8	306	60	37	0
Transfers out of Level 3(2)	0	(10)	(25)	(212)	(538)	(90)	0

Fair Value, end of period	$0	$0	$0	$1,630	$3,230	$124	$484

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1)	$9	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012(5)
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$9	$148	$403	$35	$17	$1,296	$93
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(73)
Other income	0	(7)	16	2	2	88	2
Net investment income	0	0	6	1	0	0	0
Purchases	0	22	182	16	2	21	0
Sales	0	(12)	(12)	(5)	(3)	(170)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(25)	(110)	(2)	(4)	(89)	6
Foreign currency translation	0	0	(3)	(1)	(1)	(70)	0
Other(1)	(7)	7	(1)	0	(1)	3	(3)
Transfers into Level 3(2)	0	5	4	82	0	20	0
Transfers out of Level 3(2)	0	(4)	(66)	(118)	0	(1)	0

Fair Value, end of period	$0	$134	$419	$10	$12	$1,098	$25

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$(73)
Other income	$0	$(10)	$14	$2	$0	$78	$2

	Year Ended December 31, 2012
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Short-term Investments
	(in millions)
Fair Value, beginning of period	$360	$86	$1,110	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	2	1	(9)
Other income	0	0	126	0
Included in other comprehensive income (loss)	29	0	0	0
Net investment income	0	0	6	0
Purchases	69	0	186	9
Sales	(22)	0	(25)	0
Issuances	0	0	0	0
Settlements	0	(40)	(296)	0
Foreign currency translation	(18)	0	2	0
Other(1)	0	0	7	0
Transfers into Level 3(2)	5	0	0	0
Transfers out of Level 3(2)	(92)	0	(64)	0

Fair Value, end of period	$330	$48	$1,053	$0

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$1	$1	$(9)
Other income	$0	$0	$56	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Other Assets	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$9	$19,358	$(2,886)	$(3)	$(282)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	231	(23)	(4)
Other income	2	0	0	0	0
Interest credited to policyholders’ account balances	0	1,932	0	0	0
Purchases	0	4,230	0	0	0
Sales	(3)	(1,697)	0	0	0
Issuances	0	0	(694)	0	(1,412)
Settlements	0	(2,272)	0	26	0
Foreign currency translation	0	0	1	0	0
Other(1)	0	0	0	0	292
Transfers into Level 3(2)	0	326	0	0	0
Transfers out of Level 3(2)	0	(745)	0	0	0

Fair Value, end of period	$8	$21,132	$(3,348)	$0	$(1,406)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$146	$(23)	$(4)
Other income	$2	$0	$0	$0	$0
Interest credited to policyholders’ account	$0	$1,013	$0	$0	$0

(1)	Other primarily represents reclassifications of certain assets between reporting categories.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(5)	Prior period amounts have been reclassified to conform to current period presentation.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include NPR and exclude embedded derivatives which are typically recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Trading account assets-All other,” “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$5	$10,584	$6	$		$10,595
Currency	0	865	0			865
Credit	0	7	0			7
Currency/Interest Rate	0	1,885	0			1,885
Equity	5	562	5			572
Commodity	1	0	0			1
Netting(1)					(12,332)	(12,332)

Total derivative assets	$11	$13,903	$11		$(12,332)	$1,593

Derivative liabilities:
Interest Rate	$3	$4,948	$3	$		$4,954
Currency	0	1,025	0			1,025
Credit	0	30	0			30
Currency/Interest Rate	0	307	0			307
Equity	0	503	0			503
Commodity	0	0	0			0
Netting(1)					(6,661)	(6,661)

Total derivative liabilities	$3	$6,813	$3		$(6,661)	$158

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$10	$6,122	$8	$		$6,140
Currency	0	593	0			593
Credit	0	3	0			3
Currency/Interest Rate	0	647	0			647
Equity	14	376	0			390
Commodity	1	0	0			1
Netting(1)					(7,241)	(7,241)

Total derivative assets	$25	$7,741	$8		$(7,241)	$533

Derivative liabilities:
Interest Rate	$5	$7,597	$5	$		$7,607
Currency	0	425	0			425
Credit	0	49	0			49
Currency/Interest Rate	0	857	0			857
Equity	1	474	0			475
Commodity	0	0	0			0
Netting(1)					(7,257)	(7,257)

Total derivative liabilities	$6	$9,402	$5		$(7,257)	$2,156

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2014, as well as the portion of gains or losses included in income for the year ended December 31, 2014, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014.

	Year Ended December 31, 2014
	Derivative Assets– Equity	Derivative Assets– Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	5	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$6	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$0
Other income	$0	$0

	Year Ended December 31, 2013
	Derivative Assets– Equity	Derivative Assets– Interest Rate
	(in millions)
Fair Value, beginning of period	$19	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(15)	0
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	(4)	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$0	$3

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(15)	$0
Other income	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the period in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. There were no fair value reserve adjustments for the year ended December 31, 2014. There were fair value reserve adjustments resulting in a net loss of $9 million and a net gain of $2 million for the years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

ended December 31, 2013 and 2012, respectively, on certain commercial mortgage loans. The carrying value of these loans as of December 31, 2013 was $27 million. The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the valuation hierarchy.

There were no intangible asset impairments recorded for both the years ended December 31, 2014 and 2013. Impairments of $46 million were recorded related to the write off of intangible assets for the year ended December 31, 2012. The impairments were primarily based on discounted cash flow models using assumptions and inputs specific to the Company, and those underlying assets are therefore, classified as Level 3 in the valuation hierarchy.

For mortgage servicing rights, there were valuation reserve decreases of $7 million and $16 million for the years ended December 31, 2014 and 2013, respectively, and a valuation reserve increase of $14 million for the year ended December 31, 2012. Mortgage servicing rights are revalued based on internal models, utilizing inputs and classified as Level 3 in the valuation hierarchy. The fair value for mortgage servicing rights is determined using a discounted cash flow model incorporating assumptions for servicing revenues, adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses.

There were no impairments for both the years ended December 31, 2014 and 2013, and $4 million for the year ended December 31, 2012 on real estate held for investment. These impairments were based primarily on appraised value. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Given the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. For certain cost method investments, there were $21 million of impairments recorded for both the years ended December 31, 2014 and 2013. There were $4 million of impairments recorded for the year ended December 31, 2012. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

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

The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage and other loans, other long-term investments and notes issued by consolidated variable interest entities (“VIEs”), where the fair value option has been elected.

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0
Other changes in fair value	0	0	(1)
Other long-term investments:
Changes in fair value	54	68	40
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(201)	$(17)	$2

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated variable interest entities. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $11 million, $10 million and $13 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $380 million and $372 million, respectively, as of December 31, 2014, and $158 million and $154 million, respectively, as December 31, 2013. As of December 31, 2014, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,082 million and $873 million as of December 31, 2014 and 2013, respectively.

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $6,033 million and $6,216 million, respectively, as of December 31, 2014, and $3,254 million and $3,276 million, respectively, as of December 31, 2013. Interest expense recorded for these liabilities was $200 million and $106 million for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,703	$1,199	$2,902	$2,575
Commercial mortgage and other loans	0	559	48,158	48,717	46,052
Policy loans	0	0	11,712	11,712	11,712
Other long-term investments	0	0	1,917	1,917	1,712
Short-term investments	0	523	0	523	523
Cash and cash equivalents	2,230	843	0	3,073	3,073
Accrued investment income	0	3,130	0	3,130	3,130
Other assets	143	2,106	109	2,358	2,358

Total assets	$2,373	$8,864	$63,095	$74,332	$71,135

Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,264	$56,111	$96,375	$95,069
Securities sold under agreements to repurchase	0	9,407	0	9,407	9,407
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	3,784	104	3,888	3,839
Long-term debt	1,285	16,718	4,083	22,086	19,831
Notes issued by consolidated VIEs	0	0	18	18	25
Other liabilities	0	6,254	120	6,374	6,374
Separate account liabilities—investment contracts	0	82,801	24,175	106,976	106,976

Total liabilities	$1,285	$163,469	$84,611	$249,365	$245,762

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	December 31, 2013
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$2,065	$1,488	$3,553	$3,312
Commercial mortgage and other loans	0	639	42,010	42,649	40,850
Policy loans	0	0	11,766	11,766	11,766
Other long-term investments	0	0	2,470	2,470	2,203
Short-term investments	0	518	0	518	518
Cash and cash equivalents	3,661	796	0	4,457	4,457
Accrued investment income	0	3,089	0	3,089	3,089
Other assets	162	2,147	252	2,561	2,561

Total assets	$3,823	$9,254	$57,986	$71,063	$68,756

Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,347	$57,253	$96,600	$95,476
Securities sold under agreements to repurchase	0	7,898	0	7,898	7,898
Cash collateral for loaned securities	0	5,040	0	5,040	5,040
Short-term debt	0	2,718	0	2,718	2,669
Long-term debt	1,078	19,453	5,038	25,569	23,553
Notes issued by consolidated VIEs	0	0	39	39	48
Other liabilities	0	5,803	266	6,069	6,069
Separate account liabilities—investment contracts	0	82,071	22,163	104,234	104,234

Total liabilities	$1,078	$162,330	$84,759	$248,167	$244,987

(1)	Carrying values presented herein differ from those in the Company’s Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, Held-to-Maturity

The fair values of public fixed maturity securities are generally based on prices from third-party pricing services, which are reviewed to validate reasonableness; however, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities, the fair value is based on indicative broker quotes, if available, or determined using a discounted cash flow model or internally-developed values. For private fixed maturities, fair value is determined using a discounted cash flow model. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Policy Loans

During the fourth quarter of 2013, the Company changed the valuation technique used to fair value policy loans. For the periods ended December 31, 2014 and 2013, the fair value of policy loans was determined by discounting expected cash flows at the current loan coupon rate. As a result, the carrying value of the policy loans approximates the fair value for both the years ended December 31, 2014 and 2013. Prior to this change, the fair value of U.S. insurance policy loans was calculated by discounting expected cash flows based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans used the risk-free proxy based on the yen LIBOR.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2014 and 2013.

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

Securities Sold Under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase, or pledges collateral under agreements to resell. Repurchase and resale agreements are also generally short-term in nature and, therefore, the carrying amounts of these instruments approximate fair value.

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

A portion of the IHC Debt issued by Prudential Holdings, LLC was insured by a third-party financial guarantee insurance policy. The effect of the third-party credit enhancement is not included in the fair value measurement of the IHC Debt and the methodologies used to determine fair value consider the Company’s own NPR. On December 18, 2014, the Company redeemed all of the then outstanding IHC Debt.

Other Liabilities

Other liabilities are primarily payables, such as reinsurance payables, unsettled trades, drafts and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

Separate Account Liabilities—Investment Contracts

Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table above. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees; therefore, carrying value approximates fair value.

21.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps, options, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investments operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

Under currency swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Synthetic Guarantees. The Company sells synthetic GICs, through both full service and investment-only sales channels, to qualified pension plans. The assets are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated withdrawals from the contract. Under U.S. GAAP, these contracts are accounted for as derivatives and recorded at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk. This netting impact results in total derivative assets of $1,593 million and $533 million as of December 31, 2014 and 2013, respectively, and total derivative liabilities of $158 million and $2,156 million as of December 31, 2014 and 2013, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2014			December 31, 2013
Primary Underlying/ Instrument Type		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)(2)	Assets(2)	Liabilities(2)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,714	$21	$(191)	$2,556	$26	$(253)
Foreign Currency
Foreign Currency Forwards	443	5	(14)	534	1	(32)
Currency/Interest Rate
Foreign Currency Swaps	10,772	679	(161)	9,502	233	(553)

Total Qualifying Hedges	$12,929	$705	$(366)	$12,592	$260	$(838)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$182,937	$9,904	$(4,578)	$171,337	$5,727	$(7,051)
Interest Rate Futures	32,008	5	(3)	34,424	10	(5)
Interest Rate Options	27,561	663	(180)	25,308	370	(297)
Interest Rate Forwards	877	2	(1)	1,452	0	(6)
Foreign Currency
Foreign Currency Forwards	21,197	854	(1,011)	13,122	587	(393)
Foreign Currency Options	203	6	0	118	5	0
Currency/Interest Rate
Foreign Currency Swaps	11,083	1,207	(145)	7,787	414	(304)
Credit
Credit Default Swaps	2,622	7	(30)	1,890	3	(49)
Equity
Equity Futures	331	3	0	262	1	(1)
Equity Options	57,590	504	(41)	61,231	388	(12)
Total Return Swaps	15,217	65	(462)	11,554	1	(462)
Commodity
Commodity Futures	18	1	0	37	1	0
Synthetic GICs(3)	74,707	6	0	78,110	8	0

Total Non-Qualifying Derivatives(4)	$426,351	$13,227	$(6,451)	$406,632	$7,515	$(8,580)

Total Derivatives(5)	$439,280	$13,932	$(6,817)	$419,224	$7,775	$(9,418)

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.
(2)	Prior period has been revised to include the gross notional amount and fair value of derivative contracts used in a broker-dealer capacity.
(3)	The gross notional amount as of December 31, 2013 has been revised from $60,758 million to $78,110 million to correct the previously reported amount. This amount does not impact the Consolidated Financial Statements.
(4)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic GICs, which are product standalone derivatives that do not qualify as hedging instruments under hedge accounting rules.
(5)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,162 million as of December 31, 2014 and a net liability of $430 million as of December 31, 2013, primarily included in “Future policy benefits.”

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

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$13,786	$(12,332)	$1,454	$(623)	$831
Securities purchased under agreement to resell	702	0	702	(702)	0

Total Assets	$14,488	$(12,332)	$2,156	$(1,325)	$831

Offsetting of Financial Liabilities:
Derivatives(1)	$6,810	$(6,661)	$149	$(149)	$0
Securities sold under agreement to repurchase	9,407	0	9,407	(9,407)	0

Total Liabilities	$16,217	$(6,661)	$9,556	$(9,556)	$0

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$7,721	$(7,241)	$480	$(480)	$0
Securities purchased under agreement to resell	656	0	656	(656)	0

Total Assets	$8,377	$(7,241)	$1,136	$(1,136)	$0

Offsetting of Financial Liabilities:
Derivatives(1)	$9,408	$(7,257)	$2,151	$(1,999)	$152
Securities sold under agreement to repurchase	7,898	0	7,898	(7,898)	0

Total Liabilities	$17,306	$(7,257)	$10,049	$(9,897)	$152

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty. Prior period has been revised to conform to current period presentation.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Loss)(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(4)	$(57)	$0	$0	$2	$0
Currency	(9)	(1)	0	0	0	0

Total fair value hedges	(13)	(58)	0	0	2	0

Cash flow hedges
Interest Rate	0	0	0	(22)	0	38
Currency/Interest Rate	0	7	67	0	0	614

Total cash flow hedges	0	7	67	(22)	0	652

Net investment hedges
Currency	0	0	0	0	0	17
Currency/Interest Rate	0	0	0	0	0	128

Total net investment hedges	0	0	0	0	0	145

Derivatives Not Qualifying as Hedge Accounting Instruments:

Interest Rate	7,623	0	0	0	0	0
Currency	(562)	0	0	0	0	0
Currency/Interest Rate	1,124	0	5	0	0	0
Credit	(22)	0	0	0	0	0
Equity	(1,605)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	(6,734)	0	0	0	0	0

Total non-qualifying hedges	(175)	0	5	0	0	0

Total	$(188)	$(51)	$72	$(22)	$2	$797

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Loss)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$103	$(71)	$0	$0	$20	$0
Currency	(80)	(1)	0	0	0	0

Total fair value hedges	23	(72)	0	0	20	0

Cash flow hedges
Interest Rate	0	0	0	(23)	0	26
Currency/Interest Rate	0	2	(91)	0	0	(215)

Total cash flow hedges	0	2	(91)	(23)	0	(189)

Net investment hedges
Currency(2)	0	0	(4)	0	0	6
Currency/Interest Rate	0	0	0	0	0	233

Total net investment hedges	0	0	(4)	0	0	239

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(5,254)	0	0	0	0	0
Currency	(591)	0	0	0	0	0
Currency/Interest Rate	131	0	(2)	0	0	0
Credit	(4)	0	0	0	0	0
Equity	(3,684)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	3,752	0	0	0	0	0

Total non-qualifying hedges	(5,649)	0	(2)	0	0	0

Total	$(5,626)	$(70)	$(97)	$(23)	$20	$50

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Loss)(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:

Fair value hedges
Interest Rate	$22	$(92)	$0	$4	$33	$0
Currency	(37)	(3)	0	0	0	0

Total fair value hedges	(15)	(95)	0	4	33	0

Cash flow hedges
Interest Rate	0	0	0	(19)	(1)	14
Currency/Interest Rate	0	(5)	(20)	0	0	(185)

Total cash flow hedges	0	(5)	(20)	(19)	(1)	(171)

Net investment hedges
Currency(2)	(1)	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	228

Total net investment hedges	(1)	0	0	0	0	219

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	413	0	0	0	0	0
Currency	(64)	0	0	0	0	0
Currency/Interest Rate	235	0	0	0	0	0
Credit	(34)	0	0	0	0	0
Equity	(2,302)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	251	0	0	0	0	0

Total non-qualifying hedges	(1,501)	0	0	0	0	0

Total	$(1,517)	$(100)	$(20)	$(15)	$32	$48

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2014, 2013 and 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2011	$(86)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(219)
Amount reclassified into current period earnings	48

Balance, December 31, 2012	(257)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(317)
Amount reclassified into current period earnings	128

Balance, December 31, 2013	(446)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	706
Amount reclassified into current period earnings	(54)

Balance, December 31, 2014	$206

Using December 31, 2014 values, it is anticipated that a pre-tax gain of approximately $27 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending December 31, 2015, offset by amounts pertaining to the hedged items. As of December 31, 2014, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were $501 million in 2014, $356 million in 2013, and $117 million in 2012.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $5 million as of both December 31, 2014 and 2013. These credit derivatives are reported at fair value as an asset of less than $1 million, as of both December 31, 2014 and 2013. These credit derivatives have a NAIC designation of 2. The Company has also written credit protection on an index reference, and has a notional amount of $1,544 million, reported at fair value as a liability of $2 million as of December 31, 2014. These credit derivatives have a NAIC designation of 3, which is based on the lowest rated single name reference included in the index. As of December 31, 2013, the Company had no outstanding written credit protection on an index reference.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 1 year, while the credit protection on the index reference has a maturity of less than 10 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance (noted below).

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of December 31, 2014 and 2013 was a liability of $4 million. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013, the Company had $573 million and $1,399 million of outstanding notional amounts, respectively, reported at fair value as a liability of $17 million and $42 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. If a downgrade occurred and the derivative positions were terminated, the Company anticipates it would be able to replace the derivative positions with other counterparties in the normal course of business. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position was $1 million as of December 31, 2014. In the normal course of business the Company has posted collateral related to these instruments of $38 million as of December 31, 2014. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2014, the Company estimates that it would be required to post no additional collateral to its counterparties.

22.    SEGMENT INFORMATION

Segments

From demutualization through the periods ended December 31, 2014, the Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass six reportable segments. Divested businesses and businesses that are not sufficiently material to warrant separate disclosure are

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

included in Corporate and Other operations within the Financial Services Businesses. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

As a result of the Class B Repurchase, for reporting periods commencing after December 31, 2014, the Company will no longer organize its principal operations into the Financial Services Businesses and the Closed Block Business. In addition to the divisions noted above and its Corporate and Other operations, the Company will report a Closed Block division, which will be accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See Note 1 and 25 for additional information.

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

Corporate and Other. Corporate and Other includes corporate operations, after allocations to business segments, and divested businesses. Corporate operations consist primarily of: (1) investment returns on capital that is not deployed in any business segments; (2) returns from investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) income and expense from qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level income and expense, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) results related to the Company’s capital protection framework; (8) results related to a life insurance joint venture and an asset management company joint venture in China; and (9) the impact of transactions with other segments.

Closed Block Business. The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It has included the Closed Block (as

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

discussed in Note 12); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC Debt (as discussed in Note 14) and certain related assets and liabilities. Under U.S. GAAP, the Closed Block Business is a reporting segment of the Company.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

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

For reporting periods commencing after December 31, 2014, the Closed Block division will be accounted for as a divested business under the Company’s definition of adjusted operating income. Both the current reporting of the Closed Block Business and the future reporting of the Closed Block division exclude its results from adjusted operating income.

In addition, as discussed in Note 1, during 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the twelve months ended December 31, 2014. These adjustments resulted in a decrease in adjusted operating income of $165 million for the year, principally

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

consisting of a net decrease of $67 million for the Group Insurance segment and $75 million for the International Insurance segment. As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, during 2012, the Company recorded out of period adjustments resulting in an aggregate net decrease of $170 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the twelve months ended December 31, 2012. These adjustments resulted in a decrease in adjusted operating income of $160 million for the year, principally $61 million to the Asset Management segment and $99 million to Corporate and Other operations.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$293	$240	$(75)
Current period yield adjustments	$476	$445	$320
Principal source of earnings	$100	$122	$91

(1)	In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses”, discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net”, and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $105 million, $72 million and $64 million for the years ended 2014, 2013 and 2012, respectively. As of December 31, 2014, there was a $218 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $168 million, $157 million and $120 million for the years ended 2014, 2013 and 2012, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 21 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net gains (losses) from:
Other trading account assets	$(21)	$168	$102
Foreign currency exchange movements	$(3,023)	$(4,060)	$(1,750)
Other activities	$13	$167	$29

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $19 million, $146 million and $12 million for the years ended 2014, 2013 and 2012, respectively. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net”, the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net”, the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net losses of $1 million, net gains of $30 million and net gains of $36 million for the years ended 2014, 2013 and 2012, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

Divested businesses

The contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not considered relevant to understanding the Company’s ongoing operating results.

As discussed above, for reporting periods commencing after December 31, 2014, the Closed Block division will be accounted for as a divested business because it consists primarily of participating insurance and annuity products that the Company ceased selling at demutualization in 2001.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Annuities	$1,467	$2,085	$1,039
Retirement	1,215	1,039	638
Asset Management	785	723	584

Total U.S. Retirement Solutions and Investment Management Division	3,467	3,847	2,261

Individual Life	498	583	384
Group Insurance	23	157	16

Total U.S. Individual Life and Group Insurance Division	521	740	400

International Insurance	3,252	3,152	2,704

Total International Insurance Division	3,252	3,152	2,704

Corporate Operations	(1,348)	(1,370)	(1,338)

Total Corporate and Other	(1,348)	(1,370)	(1,338)

Adjusted Operating Income before income taxes for Financial Services Businesses	5,892	6,369	4,027

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,588)	(9,956)	(3,666)
Charges related to realized investment gains (losses), net	(542)	1,807	857
Investment gains (losses) on trading account assets supporting insurance liabilities, net	339	(250)	610
Change in experience-rated contractholder liabilities due to asset value changes	(294)	227	(540)
Divested businesses	167	29	(615)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	44	28	(29)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	2,018	(1,746)	644

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	(259)	62	64

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,759	$(1,684)	$708

The Individual Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

The summary below presents certain financial information for the Company’s reportable segments:

	Total Assets
	As of December 31,
	2014	2013
	(in millions)
Financial Services Businesses:
Individual Annuities	$174,951	$160,778
Retirement	179,674	170,762
Asset Management	50,214	45,040

Total U.S. Retirement Solutions and Investment Management Division	404,839	376,580

Individual Life	70,152	64,990
Group Insurance	41,125	39,185

Total U.S. Individual Life and Group Insurance Division	111,277	104,175

International Insurance	171,635	168,677

Total International Insurance Division	171,635	168,677

Corporate Operations	8,013	13,947

Total Corporate and Other	8,013	13,947

Total Financial Services Businesses	695,764	663,379

Closed Block Business	70,891	68,402

Total per Consolidated Financial Statements	$766,655	$731,781

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$4,710	$630	$481	$429	$0	$107	$543
Retirement	12,077	4,209	8,336	1,476	0	25	31
Asset Management	2,840	120	0	0	0	10	20

Total U.S. Retirement Solutions and Investment Management Division	19,627	4,959	8,817	1,905	0	142	594

Individual Life	5,226	1,620	2,108	606	32	533	345
Group Insurance	5,357	613	4,215	248	0	9	8

Total U.S. Individual Life and Group Insurance Division	10,583	2,233	6,323	854	32	542	353

International Insurance	20,066	4,434	12,234	961	50	4	961

Total International Insurance Division	20,066	4,434	12,234	961	50	4	961

Corporate Operations	(632)	420	83	0	0	620	(55)

Total Corporate and Other	(632)	420	83	0	0	620	(55)

Total	49,644	12,046	27,457	3,720	82	1,308	1,853

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,588)	(5)	0	0	0	0	0
Charges related to realized investment gains (losses), net	55	0	295	111	(1)	0	83
Investment gains (losses) on trading account assets supporting insurance liabilities, net	339	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	294	0	0	0
Divested businesses	762	208	509	2	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(13)	0	0	0	0	0	0

Total Financial Services Businesses	47,199	12,249	28,261	4,127	81	1,311	1,936

Closed Block Business	6,906	3,007	3,326	136	2,635	597	37

Total per Consolidated Financial Statements	$54,105	$15,256	$31,587	$4,263	$2,716	$1,908	$1,973

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$4,465	$693	$77	$381	$0	$91	$257
Retirement	6,028	4,067	2,461	1,529	0	26	15
Asset Management	2,678	87	0	0	0	11	25

Total U.S. Retirement Solutions and Investment Management Division	13,171	4,847	2,538	1,910	0	128	297

Individual Life	4,620	1,406	1,869	576	33	407	111
Group Insurance	5,518	585	4,299	232	0	7	10

Total U.S. Individual Life and Group Insurance Division	10,138	1,991	6,168	808	33	414	121

International Insurance	22,540	4,306	14,499	984	107	3	1,011

Total International Insurance Division	22,540	4,306	14,499	984	107	3	1,011

Corporate Operations	(568)	386	(35)	0	0	715	(35)

Total Corporate and Other	(568)	386	(35)	0	0	715	(35)

Total	45,281	11,530	23,170	3,702	140	1,260	1,394

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(9,960)	(13)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(199)	0	(225)	(500)	0	0	(1,191)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(250)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(227)	0	0	0
Divested businesses	631	196	454	0	0	1	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(78)	0	0	0	0	0	0

Total Financial Services Businesses	35,425	11,713	23,399	2,975	140	1,261	203

Closed Block Business	6,036	3,016	3,334	136	1,910	148	37

Total per Consolidated Financial Statements	$41,461	$14,729	$26,733	$3,111	$2,050	$1,409	$240

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Annuities	$3,983	$770	$573	$452	$0	$109	$338
Retirement(1)	36,595	3,203	33,317	1,695	0	20	49
Asset Management	2,376	107	0	0	0	15	24

Total U.S. Retirement Solutions and Investment Management Division	42,954	4,080	33,890	2,147	0	144	411

Individual Life	3,367	1,033	1,210	329	31	316	419
Group Insurance	5,601	586	4,528	228	0	7	5

Total U.S. Individual Life and Group Insurance Division	8,968	1,619	5,738	557	31	323	424

International Insurance	29,586	4,268	20,981	1,122	124	3	1,173

Total International Insurance Division	29,586	4,268	20,981	1,122	124	3	1,173

Corporate Operations	(405)	403	136	(22)	0	773	(42)

Total Corporate and Other	(405)	403	136	(22)	0	773	(42)

Total	81,103	10,370	60,745	3,804	155	1,243	1,966

Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,671)	(24)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(108)	0	(2)	(247)	0	0	(716)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	610	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	540	0	0	0
Divested businesses	735	162	943	0	0	0	216
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(79)	0	0	0	0	0	0

Total Financial Services Businesses	78,590	10,508	61,686	4,097	155	1,243	1,466

Closed Block Business	6,257	3,153	3,445	137	2,021	148	38

Total per Consolidated Financial Statements	$84,847	$13,661	$65,131	$4,234	$2,176	$1,391	$1,504

(1)	In 2012, the Company completed significant non-participating group annuity pension risk transfer transactions with two unaffiliated pension plan sponsors. The premiums from these transactions contributed approximately $31.8 billion to revenue in the Retirement segment. These premiums were largely offset by a corresponding increase in policyholders’ benefits.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2014	2013	2012
	(in millions)
Domestic operations	$35,793	$22,222	$56,684
Foreign operations, total	$18,312	$19,239	$28,163
Foreign operations, Japan	$15,461	$16,523	$26,393
Foreign operations, Korea	$1,484	$1,437	$1,294

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2014	2013	2012
	(in millions)
Asset Management segment intersegment revenues	$645	$611	$545

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

23.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND          REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2014, 2013 and 2012 was $225 million, $253 million and $287 million, respectively.

The following table presents, at December 31, 2014, the Company’s future minimum lease payments under non-cancelable operating and capital leases along with associated sub-lease income:

	Operating and Capital Leases(1)	Sub-lease Income
	(in millions)
2015	$123	$(1)
2016	106	0
2017	93	0
2018	71	0
2019	55	0
2020 and thereafter	181	0

Total	$629	$(1)

(1)	Future minimum lease payments under capital leases were $28 million as of December 31, 2014.

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating and capital leases amounts listed above, $3 million has been accrued as of December 31, 2014. There were no accruals of sub-lease income as of December 31, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Commercial Mortgage Loan Commitments

	As of December 31,
	2014	2013
	(in millions)
Total outstanding mortgage loan commitments	$2,442	$2,365
Portion of commitment where prearrangement to sell to investor exists	$958	$587

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2014	2013
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,883	$5,461
Expected to be funded from separate accounts	$28	$274

(1)	Includes a remaining commitment of $194 million and $256 million at December 31, 2014 and 2013, respectively, related to the Company’s agreement to co-invest with the Fosun Group (Fosun) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Indemnification of Securities Lending Transactions

	As of December 31,
	2014	2013
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$14,334	$15,598
Fair value of related collateral associated with above indemnifications	$14,740	$15,965
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	As of December 31,
	2014	2013
	(in millions)
Guaranteed value of third parties’ assets	$74,707	$78,110
Fair value of collateral supporting these assets	$76,711	$79,458
Asset associated with guarantee, carried at fair value	$6	$8

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	As of December 31,
	2014	2013
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$5	$156
Fair value of properties and associated tax credits that secure the guarantee	$8	$220
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2014	2013
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,248	$1,173
First-loss exposure portion of above	$388	$371
Accrued liability associated with guarantees	$16	$17

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $9,929 million of mortgages subject to these loss-sharing arrangements as of December 31, 2014, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2014, these mortgages had an average debt service coverage ratio of 2.04 times and an average loan-to-value ratio of 62%. The Company’s total share of losses related to indemnifications that were settled was $1 million, $0 million, and $2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Other Guarantees

	As of December 31,
	2014	2013
	(in millions)
Other guarantees where amount can be determined	$331	$404
Accrued liability for other guarantees and indemnifications	$5	$7

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $323 million as of December 31, 2014 and 2013 of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2014	2013
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$92	$78
Premium tax offsets currently available for paid assessments	6	5

Total	$98	$83

Other liabilities:
Insolvency assessments	$39	$46

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is not material (i.e., less than $250 million). Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

From July 2010 to December 2010, four purported nationwide class actions were filed challenging the use of retained asset accounts to settle death benefit claims of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs that covers the lives of members and veterans of the U.S. armed forces. In 2011, the cases were consolidated in the United States District Court for the District of Massachusetts by the Judicial Panel for Multi-District Litigation as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. The consolidated complaint alleges that the use of the retained assets accounts that earn interest and are available to be withdrawn by the beneficiary, in whole or in part, at any time, to settle death benefit claims is in violation of federal law, and asserts claims of breach of contract, breaches of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

fiduciary duty and the duty of good faith and fair dealing, fraud and unjust enrichment and seeks compensatory and punitive damages, disgorgement of profits, equitable relief and pre and post-judgment interest. In March 2011, the motion to dismiss was denied. In January 2012, plaintiffs filed a motion to certify the class. In August 2012, the court denied plaintiffs’ class certification motion without prejudice pending the filing of summary judgment motions on the issue of whether plaintiffs sustained an actual injury. In October 2012, the parties filed motions for summary judgment. In November 2013, the Court issued a Memorandum and Order stating that the named plaintiffs: (1) did not suffer a cognizable legal injury; (2) are not entitled to any damages based on allegations of delay in payment of benefits; and (3) are not entitled to disgorgement of profits as a remedy. The Court ordered further briefing on whether nominal damages should be awarded and whether any equitable relief should be granted. In February 2014, the parties filed briefs on the issues addressed in the Court’s order. In August 2014, the Court granted preliminary approval of a proposed settlement of this matter as a class action settlement. In December 2014, the Court issued a final order approving the class action settlement and dismissed the consolidated complaint with prejudice. The settlement was within the amount reserved for this matter.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. In December 2013, the Company participated in court-ordered mediation that resulted in a December 2013 settlement involving 40 of the remaining 42 plaintiffs with litigation against the Company, including plaintiffs who had not yet appealed the dismissal of their claims. The amounts paid to the 40 plaintiffs were within existing reserves for this matter. In July 2014, the Court granted the Company’s summary judgment motion dismissing with prejudice the complaint of one of the two remaining plaintiffs asserting claims against the Company. In August 2014, an appeal was filed from the Court’s summary judgment decision. In January 2015, the New Jersey Appellate Division dismissed the appeal without prejudice.

Other Matters

In September 2014, Lehman Brothers Special Financing Inc. (“LBSF”) through Lehman Brothers Holdings Inc. (“LBHI”), the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of LBHI and its affiliated debtors, filed a Third Amended Complaint in the United States Bankruptcy Court for the Southern District of New York against certain indenture trustees, certain special-purpose entities, and a putative class of 158 noteholders, including Gibraltar Life Insurance Company, Ltd. (f/k/a AIG Edison—GA Non Dima), in its adversary proceeding to recover funds alleged to have been paid improperly to the noteholders.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

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

In August 2012, a purported class action lawsuit, City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al., was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint. In February 2014, the Court denied the Company’s motion to dismiss. In July 2014, plaintiffs’ filed a motion to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

certify a class comprised of investors who purchased shares of the Company’s Common Stock between May 5, 2010 and November 4, 2011. That motion was subsequently withdrawn and refiled in December 2014.

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

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in residential mortgage-backed securities (“RMBS”). Eight actions were filed in New Jersey state court, captioned The Prudential Insurance Company of America, et al. v. JP Morgan Chase, et al.; The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.; The Prudential Insurance Company of America, et al. v. Nomura Securities International, Inc., et al.; The Prudential Insurance Company of America, et al. v. Barclays Bank PLC, et al.; The Prudential Insurance Company of America, et al. v. Goldman Sachs & Company, et al.;The Prudential Insurance Company of America, et al. v. RBS Financial Products, Inc., et al.; The Prudential Insurance Company of America, et al. v. Countrywide Financial Corp., et al.; and The Prudential Insurance Company of America, et al. v. UBS Securities LLC., et al. Additionally, two actions were filed in the United States District Court for the District of New Jersey: The Prudential Insurance Company of America v. Credit Suisse Securities (USA) LLC, et al. and The Prudential Insurance Company of America v. Bank of America National Association and Merrill Lynch & Co., Inc., et al. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints assert claims of common-law fraud, negligent misrepresentation, breaches of the New Jersey Civil RICO statute, and, in some lawsuits, federal securities claims. The complaints seek unspecified damages.

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

Each of the Goldman Sachs, Morgan Stanley, Nomura, Credit Suisse, Barclays, Bank of America/Merrill Lynch, J.P. Morgan, RBS, UBS and Countrywide defendants filed motions to dismiss the complaints against them. The motions to dismiss filed in Goldman Sachs, Morgan Stanley, J.P. Morgan, Credit Suisse, and Nomura have been denied in their entirety. In March 2014, the motion to dismiss filed by Countrywide was granted in part

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

by the federal court in California, dismissing the federal securities, successor-liability, fraudulent transfer, and New Jersey RICO claims, and the court, sua sponte, remanded the remaining claims to New Jersey state court for further consideration. In April 2014, the Company filed an appeal with the United States Court of Appeals for the Ninth Circuit, challenging the court’s March 2014 order granting, in part, Countrywide’s motion to dismiss. In June 2014, Countrywide filed a motion to dismiss the remaining claims pending against it in New Jersey state court. In January 2015, the Countrywide and RBS motions were denied except as to certain non-New Jersey domiciled plaintiffs whose claims were found to be untimely.

In April 2014, Bank of America/Merrill Lynch’s motion to dismiss was granted in part and denied in part, with the court upholding the common-law claim on the theory of underwriting abandonment, the equitable fraud claim, and the 1933 Securities Act claims (except as to one offering). The court dismissed with prejudice the negligent representation claim; dismissed without prejudice the New Jersey Civil RICO claim, aiding and abetting claim, and certain aspects of the common-law fraud claim; and permitted the Company 45 days to file an amended complaint. In June 2014, the Company filed an amended complaint against Bank of America/Merrill Lynch in New Jersey federal court and filed a second complaint against the same defendants in July 2014. In July 2014, Bank of America/Merrill Lynch filed motions to dismiss. In February 2015, the court granted Bank of America/Merrill Lynch’s motions in part, sustaining the Company’s common-law claim on the theory of underwriting abandonment, the 1933 Securities Act claims, and the equitable fraud claim. The court dismissed with prejudice certain aspects of the common-law fraud claim, as well as the aiding and abetting, New Jersey Civil RICO, and negligent misrepresentation claims. The court dismissed the common-law fraud claim with respect to securities where Bank of America/Merrill Lynch was the only underwriter, but granted the Company 45 days to file an amended complaint on that claim.

The following lawsuits have settled: Goldman Sachs, December 2013; J.P. Morgan, July 2014; Credit Suisse, August 2014; UBS, November 2014, and Barclays, December 2014. The Bank of America/Merrill Lynch and Nomura cases are currently pending in New Jersey federal court, and the Countrywide, Morgan Stanley, and RBS cases are pending in New Jersey state court.

In June 2014, the Company, together with nine other institutional investors, filed six actions against certain RMBS trustees. The actions were filed in New York state court, captioned BlackRock Allocation Target Shares: Series S Portfolio, et al. v. U.S. Bank Nat’l Ass’n, et al.; BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Nat’l Trust Co., et al.; BlackRock Allocation Target Shares: Series S Portfolio, et al. v. The Bank of New York Mellon, et al.; BlackRock Allocation Target Shares: Series S Portfolio, et al. v. Wells Fargo, Nat’l Ass’n, et al.; BlackRock Balanced Capital Portfolio (FI), et al. v. Citibank N.A., et al.; and BlackRock Core Active LIBOR Fund B, et al. v. HSBC Bank USA, Nat’l Ass’n, et al. The actions, which are brought derivatively on behalf of more than 2,200 RMBS trusts, seek unspecified damages attributable to the trustees’ alleged failure to: (i) enforce the trusts’ respective repurchase rights against sellers of defective mortgage loans; and (ii) properly monitor the respective mortgage loan servicers. The complaints assert claims for breach of contract, breach of fiduciary duty, negligence and violations of the Trust Indenture Act of 1939. In July 2014, the Company amended its complaint against each of the six defendants. In November 2014, the Company filed amended complaints against each of the trustee bank defendants in federal court in the Southern District of New York. In December 2014, the New York State court actions were dismissed without prejudice upon the Company’s request.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The action is captioned Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al. The Complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common-law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

24.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2014
Total revenues	$12,854	$13,146	$12,380	$15,725
Total benefits and expenses	11,136	11,639	12,096	17,475
Income (loss) from continuing operations	1,245	1,109	523	(1,451)
Income (loss) from discontinued operations	4	4	0	4
Net income (loss)	1,249	1,113	523	(1,447)
Less: Income attributable to noncontrolling interests	11	23	11	12
Net income (loss) attributable to Prudential Financial, Inc.	1,238	1,090	512	(1,459)
Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.62	$2.25	$1.00	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.01	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$2.63	$2.26	$1.00	$(2.69)

Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.58	$2.21	$0.99	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.01	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$2.59	$2.22	$0.99	$(2.69)

Basic and diluted earnings per share—Class B Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$7.50	$22.00	$25.00	$(180.77)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.77

Net income (loss) attributable to Prudential Financial, Inc.	$7.50	$22.00	$25.00	$(180.00)

2013
Total revenues	$10,171	$10,041	$11,310	$9,939
Total benefits and expenses	11,730	10,810	9,784	10,821
Income (loss) from continuing operations	(686)	(489)	1,032	(424)
Income (loss) from discontinued operations	1	2	8	(4)
Net income (loss)	(685)	(487)	1,040	(428)
Less: Income attributable to noncontrolling interests	35	27	13	32
Net income (loss) attributable to Prudential Financial, Inc.	(720)	(514)	1,027	(460)
Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.06	$(0.93)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.01	(0.01)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.07	$(0.94)

Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.02	$(0.93)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.02	(0.01)

Net income (loss) attributable to Prudential Financial, Inc.	$(1.58)	$(1.12)	$2.04	$(0.94)

Basic and diluted earnings per share—Class B Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$5.50	$1.00	$29.50	$(14.00)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00

Net income (loss) attributable to Prudential Financial, Inc.	$5.50	$1.00	$29.50	$(14.00)

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Results for the third quarter of 2014 include total pre-tax out of period adjustments of $156 million which primarily consisted of: 1) a charge of $48 million from an increase in reserves for group long-term disability products and 2) a charge of $45 million from an increase in reserves, net of related amortization of deferred policy acquisition costs, for certain variable annuities products with optional living benefit guarantees. These items were identified during the Company’s annual review and update of assumptions used in calculating these reserves. In addition, during the fourth quarter of 2014, the Company identified and recorded out of period adjustments, of which, $63 million was for the reversal of an overstatement of reserves recorded in the third quarter related to certain variable annuities products with optional living benefit guarantees. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to the current quarter or to any previously reported quarterly or annual financial statements.

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

25.    SUBSEQUENT EVENTS

Class B Stock Repurchase

On January 2, 2015, pursuant to a Share Repurchase Agreement, Prudential Financial repurchased from National Union Fire Insurance Company of Pittsburgh, P.A., Lexington Insurance Company and Pacific Life Corp, the holders of 100% of the outstanding shares of the Class B Stock (the “Class B Holders”), 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B stock, for an aggregate cash purchase price of $650.8 million (the “Class B Repurchase”). The Class B Repurchase was recorded on December 1, 2014, the effective date of the Share Repurchase Agreement, within the Closed Block Business and resulted in a reduction to “Total Prudential Financial, Inc. equity” in the Consolidated Statements of Financial Position as of December 31, 2014. The purchase price was determined by an independent appraiser under the methodology set forth in Prudential Financial’s Amended and Restated Certificate of Incorporation. Pursuant to the Share Repurchase Agreement, holders of a majority of the Class B Stock may dispute the purchase price prior to April 6, 2015, and any dispute may be resolved through arbitration. Accordingly, the final purchase price of the Class B Stock may change in the event of a dispute. On January 2, 2015, the 2.0 million shares of Class B stock were cancelled, resulting in the elimination of the Class B Stock held in treasury, a $483.8 million decrease in “Retained earnings” and a $167.0 million decrease in “Additional paid-in capital.”

Prudential Financial funded the Class B Repurchase from the sale of a portion of the Surplus and Related Assets, and funds available within PHLLC.

Elimination of the Separation of the Businesses

As a result of the Class B Repurchase, the Company’s future earnings per share of Common Stock will reflect the consolidated earnings of Prudential Financial. The close of the Class B Repurchase also resulted in the elimination of the distinction between the Financial Services Businesses and the Closed Block Business, effective January 2, 2015. Following the close of the Class B Repurchase, the results of the Closed Block, along with certain related assets and liabilities, will be reported as a separate segment, referred to as the “Closed Block Division” and treated as a “divested business” under Prudential Financial’s definition of adjusted operating income. The results of divested businesses are included in net income and income from continuing operations determined in accordance with U.S. GAAP, but are excluded from adjusted operating income. See Note 22 for additional information about the Company’s definition of adjusted operating income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

Reinsurance Transaction

On January 1, 2015, Prudential Insurance recaptured its reinsurance arrangements with both third party reinsurers and affiliates that effectively reinsured 90% of the risks associated with the Closed Block Business (the “Existing Reinsurance Arrangements”). Immediately following the recapture of the Existing Reinsurance Arrangements, Prudential Insurance entered into a reinsurance agreement with its wholly-owned subsidiary, Prudential Legacy Insurance Company of New Jersey (“PLIC”), pursuant to which Prudential Insurance reinsured substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of PLIC (the “Reinsurance Agreement”) primarily on a coinsurance basis. Pursuant to the Reinsurance Agreement, approximately $57 billion of Closed Block assets were transferred to PLIC. Consistent with the participating nature of the Closed Block policies and contracts, experience of the Closed Block is ultimately passed along to policyholders over time through adjustments of the annual policyholder dividend scale. Also, effective as of January 2, 2015, the Company terminated the $2 billion letter of credit facility that previously supported a portion of these recaptured reinsurance arrangements.

The insurance policies and annuity contracts comprising the Closed Block continue to be managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance on December 18, 2001. Prudential Insurance remains directly obligated for the insurance policies and annuity contracts in the Closed Block. These transactions do not change the Closed Block Assets allocated to support the Closed Block’s liabilities, policyholder dividend scales or the methodology for determining policyholder dividends. Accordingly, the transactions have no impact on the guaranteed benefits, premiums or dividends for Closed Block policyholders.

Inter-Business Transfer and Allocation Policies

In connection with the Class B Repurchase and the resulting elimination of the distinction between the Company’s Financial Services Businesses and the Closed Block Business, on January 2, 2015, the Company terminated the inter-business transfer and allocation policies relating to payments, loans, capital contributions, transfers of assets and other transactions between the Closed Block Business and the Financial Services Businesses, and the allocation between the two businesses of tax costs and benefits.

Financing Facility

On February 18, 2015, PLIC entered into a twenty-year financing facility with certain unaffiliated financial institutions and Essex, LLC, a special-purpose company affiliate (“LLC”), pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to LLC up to $4 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit linked notes issued by LLC. Upon issuance, PLIC would hold any credit linked notes as assets to finance future statutory surplus needs within PLIC.

PLIC can redeem any issued credit linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting PLIC (a “Cash Redemption Payment”). The unaffiliated financial institutions have agreed to fund any Cash Redemption Payment up to a specified commitment amount, in return for the receipt of fees. Any issued surplus notes are redeemable prior to maturity, subject to certain prepayment penalties.

Principal payments on any issued surplus notes and credit linked notes (other than a Cash Redemption Payment) will be settled on a net basis and, accordingly, any issued surplus notes and credit linked notes will be reflected in the Company’s total consolidated borrowings on a net basis.

Common Stock Dividend Declaration

On February 10, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock, payable on March 19, 2015.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2014 and 2013 (in millions)

	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities, available-for-sale, at fair value	$255,425	$43,665	$299,090	$243,654	$43,212	$286,866
Fixed maturities, held-to-maturity, at amortized cost	2,575	0	2,575	3,312	0	3,312
Trading account assets supporting insurance liabilities, at fair value	20,263	0	20,263	20,827	0	20,827
Other trading account assets, at fair value	10,524	350	10,874	6,111	342	6,453
Equity securities, available-for-sale, at fair value	6,339	3,522	9,861	6,026	3,884	9,910
Commercial mortgage and other loans	36,957	9,475	46,432	31,335	9,673	41,008
Policy loans	6,798	4,914	11,712	6,753	5,013	11,766
Other long-term investments	8,155	2,766	10,921	8,304	2,024	10,328
Short-term investments	6,221	2,037	8,258	5,837	1,866	7,703

Total investments	353,257	66,729	419,986	332,159	66,014	398,173
Cash and cash equivalents	13,718	1,200	14,918	10,797	642	11,439
Accrued investment income	2,579	551	3,130	2,505	584	3,089
Deferred policy acquisition costs	15,561	410	15,971	16,101	411	16,512
Value of business acquired	2,836	0	2,836	3,675	0	3,675
Other assets	11,378	2,001	13,379	13,082	751	13,833
Separate account assets	296,435	0	296,435	285,060	0	285,060

TOTAL ASSETS	$695,764	$70,891	$766,655	$663,379	$68,402	$731,781

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$167,903	$49,863	$217,766	$156,601	$50,258	$206,859
Policyholders’ account balances	130,840	5,310	136,150	131,298	5,359	136,657
Policyholders’ dividends	118	7,543	7,661	97	5,418	5,515
Securities sold under agreements to repurchase	5,492	3,915	9,407	4,128	3,770	7,898
Cash collateral for loaned securities	3,064	1,177	4,241	4,230	810	5,040
Income taxes	10,536	(655)	9,881	6,010	(588)	5,422
Short-term debt	1,746	2,093	3,839	2,594	75	2,669
Long-term debt	19,831	0	19,831	21,953	1,600	23,553
Other liabilities	12,181	856	13,037	13,618	307	13,925
Notes issued by consolidated variable interest entities	6,058	0	6,058	3,302	0	3,302
Separate account liabilities	296,435	0	296,435	285,060	0	285,060

Total liabilities	654,204	70,102	724,306	628,891	67,009	695,900

EQUITY
Accumulated other comprehensive income	15,882	168	16,050	8,586	95	8,681
Other attributed equity	25,099	621	25,720	25,299	1,298	26,597

Total attributed equity	40,981	789	41,770	33,885	1,393	35,278

Noncontrolling interests	579	0	579	603	0	603

Total equity	41,560	789	42,349	34,488	1,393	35,881

TOTAL LIABILITIES AND EQUITY	$695,764	$70,891	$766,655	$663,379	$68,402	$731,781

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2014 and 2013 (in millions)

	2014			2013
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$26,589	$2,704	$29,293	$23,509	$2,728	$26,237
Policy charges and fee income	6,179	0	6,179	5,415	0	5,415
Net investment income	12,249	3,007	15,256	11,713	3,016	14,729
Asset management and service fees	3,719	0	3,719	3,485	0	3,485
Other income	(2,012)	34	(1,978)	(3,259)	60	(3,199)
Realized investment gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(91)	(36)	(127)	(659)	(396)	(1,055)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	55	16	71	509	347	856
Other realized investment gains (losses), net	511	1,181	1,692	(5,288)	281	(5,007)

Total realized investment gains (losses), net	475	1,161	1,636	(5,438)	232	(5,206)

Total revenues	47,199	6,906	54,105	35,425	6,036	41,461

BENEFITS AND EXPENSES
Policyholders’ benefits	28,261	3,326	31,587	23,399	3,334	26,733
Interest credited to policyholders’ account balances	4,127	136	4,263	2,975	136	3,111
Dividends to policyholders	81	2,635	2,716	140	1,910	2,050
Amortization of deferred policy acquisition costs	1,936	37	1,973	203	37	240
General and administrative expenses	10,776	1,031	11,807	10,454	557	11,011

Total benefits and expenses	45,181	7,165	52,346	37,171	5,974	43,145

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,018	(259)	1,759	(1,746)	62	(1,684)

Income tax expense (benefit)	455	(106)	349	(1,074)	16	(1,058)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,563	(153)	1,410	(672)	46	(626)
Equity in earnings of operating joint ventures, net of taxes	16	0	16	59	0	59

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,579	(153)	1,426	(613)	46	(567)
Income (loss) from discontinued operations, net of taxes	11	1	12	7	0	7

NET INCOME (LOSS)	1,590	(152)	1,438	(606)	46	(560)
Less: Income (loss) attributable to noncontrolling interests	57	0	57	107	0	107

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,533	$(152)	$1,381	$(713)	$46	$(667)

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Supplemental Combining Financial Information

1.    BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (together, the “Company”), separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Consolidated Financial Statements. The Financial Services Businesses include consolidating adjustments resulting from transactions with the Closed Block Business.

From demutualization through the periods ended December 31, 2014, Prudential Financial has two corresponding classes of common stock outstanding: the Common Stock, which is publicly traded (NYSE:PRU) and which reflects the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and which reflects the performance of the Closed Block Business.

The Closed Block Business was established on the date of demutualization and has included the assets and liabilities of the Closed Block (see Note 12 to the Consolidated Financial Statements for a description of the Closed Block). It has also included assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC Debt (as discussed below and in Note 14 to the Consolidated Financial Statements) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC Debt; and certain other related assets and liabilities. From demutualization through the periods ended December 31, 2014, the Financial Services Businesses has consisted of the U.S. Retirement Solutions and Investment Management, U.S. Individual Life and Group Insurance, and International Insurance divisions and Corporate and Other operations.

On January 2, 2015, Prudential Financial repurchased and cancelled 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B stock, for an aggregate cash purchase price of $650.8 million (the “Class B Repurchase”). In addition, on December 18, 2014, PHLLC redeemed all of the then outstanding IHC Debt, for an aggregate redemption price of $2.1 billion.

As a result of the Class B Repurchase, for reporting periods commencing after December 31, 2014, the Company will no longer organize its principal operations into the Financial Services Businesses and the Closed Block Business. In addition to the divisions noted above and its Corporate and Other operations, the Company will also report a Closed Block division, which will be accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See Note 25 for additional information.

2.    ALLOCATION OF RESULTS

This Annual Report on Form 10-K relates to the fiscal year ended December 31, 2014 and, accordingly, follows the historical, separate presentation of each of the businesses as in all prior periods since the demutualization.

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

General corporate overhead not directly attributable to a specific business that was incurred in connection with the generation of the businesses’ revenues has been generally allocated between the Financial Services Businesses and the Closed Block Business based on the general and administrative expenses of each business as a percentage of the total general and administrative expenses for all businesses.

As of December 31, 2013, PHLLC had outstanding IHC Debt, of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses concurrent with the demutualization on December 18, 2001. The IHC Debt was redeemed in December 2014.

Income taxes have been allocated between the Financial Services Businesses and the Closed Block Business as if they were separate companies based on the taxable income or losses and other tax characterizations of each business.

Our businesses are subject to certain risks pertaining to the Closed Block, including any expenses and liabilities from litigation affecting the Closed Block policies as well as the consequences of certain potential adverse tax determinations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2014 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2014, we have adopted Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ITEM 9B.    OTHER INFORMATION

The information in Note 25 to the Consolidated Financial Statements under “Financing Facility” is incorporated by reference herein.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2015 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	12,231,497	$64.88	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock Units	4,202,891	N/A	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares and performance units(2)	1,174,801	N/A	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	17,609,189	N/A	11,597,104
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	213,984
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	17,174,164

Total equity compensation plans approved by security holders	17,609,189	N/A	28,985,252
Equity compensation plans not approved by security holders	0	N/A	0

Grand Total	17,609,189	N/A	28,985,252

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan may be issued in the form of stock options, restricted stock and units, and performance shares and performance units (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the plan). The plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares and units are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 150% of the target for awards granted for performance periods beginning prior to 2014 and between 0% and 125% thereafter, based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	Under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors 50% of the annual Board and committee retainer is awarded in restricted stock units that vest after one year (or if earlier, on the date of the next Annual Meeting). If a non-employee Director satisfies the Company’s Director stock ownership guideline, the restricted stock units granted as the annual equity retainer are payable upon vesting in cash or shares of our Common Stock (at the Director’s option), and may be deferred beyond vesting at the Director’s election. If a Director does not satisfy the stock ownership guideline, the restricted stock units are automatically deferred until termination of Board service.

(4)	The Prudential Financial, Inc. Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

3. Exhibits:

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2014 (in millions)

Type of Investment	Cost(1)	Fair Value	Amount shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$15,807	$20,123	$20,123
States, municipalities and political subdivisions	5,720	6,531	6,531
Foreign governments	69,894	80,941	80,941
Asset-backed securities	10,966	11,185	11,185
Residential mortgage-backed securities	5,612	6,057	6,057
Commercial mortgage-backed securities	13,486	13,877	13,877
Public utilities	19,754	22,403	22,403
Certificates of deposit	106	105	105
All other corporate bonds	123,361	137,410	137,410
Redeemable preferred stock	410	458	458

Total fixed maturities, available-for-sale	$265,116	$299,090	$299,090

Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$821	$1,005	$821
Residential mortgage-backed securities	963	1,032	963
Commercial mortgage-backed securities	78	85	78
All other corporate bonds	713	780	713

Total fixed maturities, held-to-maturity	$2,575	$2,902	$2,575

Equity securities:
Common Stocks:
Public utilities	$151	$194	$194
Banks, trust and insurance companies	1,232	1,971	1,971
Industrial, miscellaneous and other	5,512	7,668	7,668
Nonredeemable preferred stocks	26	28	28

Total equity securities, available-for-sale	$6,921	$9,861	$9,861

Trading account assets supporting insurance liabilities(2)(3)	$20,263		$20,263
Other trading account assets(2)	10,874		10,874
Commercial mortgage and other loans(4)	46,432		46,432
Policy loans	11,712		11,712
Short-term investments(5)	8,258		8,258
Other long-term investments	10,921		10,921

Total investments	$383,072		$419,986

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”
(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $45,348 million and uncollateralized loans of $1,084 million.
(5)	“Short-term investments” include securities purchased under agreements to resell.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Positions as of December 31, 2014 and 2013

(in millions)

	2014	2013
ASSETS
Investment contracts from subsidiaries	$1	$1
Other investments	2,395	1,197

Total investments	2,396	1,198
Cash and cash equivalents	8,692	4,370
Due from subsidiaries	875	1,477
Loans receivable from subsidiaries	8,475	8,750
Investment in subsidiaries	50,218	40,662
Other assets	365	889

TOTAL ASSETS	$71,021	$57,346

LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$7,414	$1,734
Loans payable to subsidiaries	2,033	1,799
Short-term debt	2,319	1,721
Long-term debt	16,061	16,346
Income taxes payable	271	0
Other liabilities	1,153	468

Total liabilities	29,251	22,068

EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 and 660,111,319 shares issued at December 31, 2014 and 2013, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued at both December 31, 2014 and December 31, 2013)	0	0
Additional paid-in capital	24,565	24,475
Common Stock held in treasury, at cost (205,277,862 and 199,056,067 shares at December 31, 2014 and 2013, respectively)	(13,088)	(12,415)
Class B Stock held in treasury, at cost (2,000,000 and 0 shares at December 31, 2014 and December 31, 2013, respectively)	(651)	0
Accumulated other comprehensive income (loss)	16,050	8,681
Retained earnings	14,888	14,531

Total equity	41,770	35,278

TOTAL LIABILITIES AND EQUITY	$71,021	$57,346

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

(in millions)

	2014	2013	2012
REVENUES
Net investment income	$7	$6	$33
Realized investment gains (losses), net	(793)	390	(33)
Affiliated interest revenue	417	416	404
Other income	146	153	(19)

Total revenues	(223)	965	385

EXPENSES
General and administrative expenses	59	50	67
Interest expense	1,075	1,091	1,066

Total expenses	1,134	1,141	1,133

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,357)	(176)	(748)

Total income tax expense (benefit)	(492)	(80)	(266)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(865)	(96)	(482)

Equity in earnings of subsidiaries	2,246	(571)	1,002

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,381	(667)	520

Income (loss) from discontinued operations, net of taxes	0	0	0

NET INCOME (LOSS)	$1,381	$(667)	$520

COMPREHENSIVE INCOME (LOSS)	$8,750	$(2,200)	$5,489

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

(in millions)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,381	$(667)	$520
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(2,246)	571	(1,002)
Realized investment (gains) losses, net	793	(390)	33
Dividends received from subsidiaries	2,218	2,483	2,435
Change in:
Due to/from subsidiaries, net	5,718	(1,753)	1,920
Other, net	647	(418)	9

Cash flows from (used in) operating activities	8,511	(174)	3,915

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	0	0	191
Equity securities, available-for-sale	0	0	0
Commercial loans	0	0	312
Investment contracts from subsidiaries	0	0	525
Short-term investments	10,207	6,522	2,485
Payments for the purchase of:
Equity securities, available-for-sale	0	0	0
Commercial loans	0	0	(68)
Investment contracts from subsidiaries	0	(1)	0
Short-term investments	(11,394)	(6,544)	(2,550)
Capital contributions to subsidiaries	(3,065)	(1,760)	(1,912)
Returns of capital contributions from subsidiaries	258	524	427
Proceeds from sale of subsidiaries	0	0	0
Loans to subsidiaries, net of maturities	925	(22)	825
Other, investing	21	32	24

Cash flows from (used in) investing activities	(3,048)	(1,249)	259

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,008)	(828)	(749)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(999)	(738)	(650)
Common Stock reissued for exercise of stock options	269	348	150
Proceeds from the issuance of debt (maturities longer than 90 days)	2,063	2,414	3,180
Repayments of debt (maturities longer than 90 days)	(1,659)	(3,257)	(2,737)
Repayments of loans from subsidiaries	(241)	(102)	(20)
Proceeds from loans payable to subsidiaries	558	545	400
Net change in financing arrangements (maturities of 90 days or less)	(94)	65	(143)
Excess tax benefits from share-based payment arrangements	7	10	12
Other, financing	(18)	(45)	(44)

Cash flows from (used in) financing activities	(1,141)	(1,607)	(620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,322	(3,030)	3,554
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,370	7,400	3,846

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,692	$4,370	$7,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,036	$1,070	$1,040
Cash paid (refunds received) during the period for taxes	$(1,231)	$246	$(256)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$100	$1,097	$0
Non-cash dividends from subsidiaries	$650	$942	$0
Treasury Stock shares issued for stock-based compensation programs	$100	$105	$211

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2014 and 2013 primarily consisted of money market funds and derivative instruments.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate(1)	December 31, 2014	December 31, 2013
			(in millions)
Short-term debt:
Commercial Paper(2)			$97	$190
Current portion of long-term debt			2,222	1,531

Total short-term debt			$2,319	$1,721

Long-term debt:
Fixed rate senior notes	2015-2044	2.30%-7.38%	$10,667	$10,907
Floating rate senior notes	2015-2020	1.00%-4.88%	510	555
Junior subordinated notes	2042-2068	5.20%-8.88%	4,884	4,884

Total long-term debt			$16,061	$16,346

(1)	Range of interest rates are for the year ended December 31, 2014.
(2)	The weighted average interest rate on outstanding commercial paper was 0.28% and 0.32% at December 31, 2014 and 2013, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was increased by $2 million for each of the years ended December 31, 2014 and 2013, respectively, and decreased by $4 million for the year ended December 31, 2012.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2014, Prudential Financial’s contractual maturities for long-term debt:

	Calendar Year
	2016	2017	2018	2019	2020 and thereafter	Total
	(in millions)
Long-term debt	$751	$971	$831	$1,100	$12,408	$16,061

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following companies:

	2014	2013	2012
	(in millions)
Prudential Holdings, LLC	$400	$0	$600
Prudential Annuities Life Assurance Corporation	342	284	408
International Insurance and Investments Holding Companies	526	1,642	865
Prudential Asset Management Holding Company	588	441	646
Other Holding Companies	620	640	343

Total	$2,476	$3,007	$2,862

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2014, there was $386 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on inter-company loans between affiliates. As of December 31, 2014, Prudential Financial had issued guarantees of outstanding loans totaling $4.6 billion between International Insurance subsidiaries and other affiliates.

In 2004, Prudential Financial entered into a $200 million liquidity facility agreement with a subsidiary. Under the facility, Prudential Financial may provide loans to the subsidiary from time to time in order to support payment obligations of the subsidiary arising under affiliated reinsurance arrangements and borrowings. There were no outstanding loans under the facility as of December 31, 2014.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2014, Prudential Financial has accrued liabilities of $5 million associated with all other financial guarantees and indemnity arrangements.

6.    REDEMPTION OF CLASS B SHARES

From demutualization through December 31, 2014, Prudential Financial has had two classes of common stock: the Common Stock, which is publicly traded (NYSE:PRU) and which has reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and has reflected the performance of the Closed Block Business.

On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with National Union Fire Insurance Company of Pittsburgh, P.A., Lexington Insurance Company and Pacific Life Corp., the holders of 100% of the outstanding shares of the Class B Stock (the “Class B Holders”). Pursuant to the Share Repurchase Agreement, on January 2, 2015, Prudential Financial repurchased from the Class B Holders 2 million shares of the Class B Stock, representing all of the outstanding shares of the Class B Stock, for an aggregate cash purchase price of $651 million (the “Class B Repurchase”). The purchase price was determined by an independent appraiser under the methodology set forth in Prudential Financial’s Amended and Restated Certificate of Incorporation. Pursuant to the Share Repurchase Agreement, holders of a majority of the Class B Stock may dispute the purchase price prior to April 6, 2015, and any dispute may be resolved through arbitration. Accordingly, the final purchase price of the Class B Stock may change in the event of a dispute.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2014 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$5,376	$10,220	$0	$8,693	$2,785	$615	$1,017	$603	$1,791
Retirement	117	49,237	1,848	47,465	7,013	4,238	9,918	33	1,020
Asset Management	0	0	0	0	0	120	0	20	1,976

U.S. Retirement Solutions and Investment Management Division	5,493	59,457	1,848	56,158	9,798	4,973	10,935	656	4,787

Individual Life	4,056	9,224	0	21,463	3,073	1,610	3,040	368	1,745
Group Insurance	177	4,925	201	8,342	4,626	610	4,468	8	863

U.S. Individual Life and Group Insurance Division	4,233	14,149	201	29,805	7,699	2,220	7,508	376	2,608

International Insurance	6,156	87,744	543	44,977	14,961	4,434	13,432	962	2,608

International Insurance Division	6,156	87,744	543	44,977	14,961	4,434	13,432	962	2,608

Corporate and Other	(321)	3,961	0	18	310	622	594	(58)	773

Total Financial Services Businesses	15,561	165,311	2,592	130,958	32,768	12,249	32,469	1,936	10,776

Closed Block Business	410	49,863	0	12,853	2,704	3,007	6,097	37	1,031

Total	$15,971	$215,174	$2,592	$143,811	$35,472	$15,256	$38,566	$1,973	$11,807

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

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2014, 2013 and 2012 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2014
Life Insurance Face Amount In Force	$3,492,396	$633,501	$245,674	$3,104,569	7.9%

Premiums:
Life Insurance	$26,638	$1,451	$1,134	$26,321	4.3%
Accident and Health Insurance	3,028	56	0	2,972	0

Total Premiums	$29,666	$1,507	$1,134	$29,293	3.9%

2013
Life Insurance Face Amount In Force	$3,534,834	$521,189	$185,479	$3,199,124	5.8%

Premiums:
Life Insurance	$24,068	$1,408	$272	$22,932	1.2%
Accident and Health Insurance	3,376	71	0	3,305	0

Total Premiums	$27,444	$1,479	$272	$26,237	1.0%

2012
Life Insurance Face Amount In Force	$3,645,504	$456,329	$22,050	$3,211,225	0.7%

Premiums:
Life Insurance	$62,603	$1,374	$223	$61,452	0.4%
Accident and Health Insurance	3,963	62	1	3,902	0.0

Total Premiums	$66,566	$1,436	$224	$65,354	0.3%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2014
Allowance for losses on commercial mortgage and other loans	$216	$0	$0	$96	(1)	$(1)	$119
Valuation allowance on deferred tax asset	235	44	0	0		(2)	277

	$451	$44	$0	$96		$(3)	$396

2013
Allowance for losses on commercial mortgage and other loans	$269	$0	$0	$48	(1)	$(5)	$216
Valuation allowance on deferred tax asset	280	(42)	(1)	0		(2)	235

	$549	$(42)	$(1)	$48		$(7)	$451

2012
Allowance for losses on commercial mortgage and other loans	$367	$0	$0	$96	(1)	$(2)	$269
Valuation allowance on deferred tax asset	392	(108)	(3)	0		(1)	280

	$759	$(108)	$(3)	$96		$(3)	$549

(1)	Represents release of allowance for losses and charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 20th day of February, 2015.

Prudential Financial, Inc.

By:	/S/ ROBERT M. FALZON
Name:	Robert M. Falzon
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2015:

Name	Title

/S/ JOHN R. STRANGFELD, JR. John R. Strangfeld, Jr.	Chief Executive Officer, President and Director

/S/ ROBERT M. FALZON Robert M. Falzon	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT D. AXEL Robert D. Axel	Senior Vice President and Principal Accounting Officer

THOMAS J. BALTIMORE, JR.* Thomas J. Baltimore, Jr.	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

MARK B. GRIER* Mark B. Grier	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

MARTINA HUND-MEJEAN* Martina Hund-Mejean	Director

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

Name	Title

DOUGLAS A. SCOVANNER* Douglas A. Scovanner	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ ROBERT M. FALZON
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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s February 12, 2013 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of November 1, 2014).*

10.3	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.4

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.13 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.5	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.6

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.7

First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.8

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.9

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.10

Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.11

Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.12

Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.13

Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.14

Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.15

Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.16

Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.17

Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.18

Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.19	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.20

Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2015 in respect of 2014 and for subsequent years). Incorporated by reference to Exhibit 10.2 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.21	Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015.*

10.22

The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.23	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.24

Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013. Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

10.25

Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.26

First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.27

Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.28

The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.29

First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.30

Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31

The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.32

First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.33

Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.34

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35

PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36

First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.37

Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.38

The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.39

The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.40	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.41

First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.*

10.42

2014 Prudential Financial, Inc. Leveraging Opportunities Program Long Term Incentive Award Plan. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS—XBRL	Instance Document.

101.SCH—XBRL	Taxonomy Extension Schema Document.

101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

*	This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102