Form 10-Q
period 2015-03-31
PRUDENTIAL FINANCIAL INC
filed 2015-05-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 453 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of certain risks relating to our businesses and investment in our securities.

i

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2015 and December 31, 2014 (in millions, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015-$263,134; 2014-$265,116)(1)	$299,422	$299,090
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2015-$2,817; 2014-$2,902)(1)	2,513	2,575
Trading account assets supporting insurance liabilities, at fair value(1)	20,626	20,263
Other trading account assets, at fair value(1)	11,989	10,874
Equity securities, available-for-sale, at fair value (cost: 2015 - $7,045; 2014 - $6,921)	10,206	9,861
Commercial mortgage and other loans (includes $316 and $380 measured at fair value under the fair value option at March 31, 2015 and December 31, 2014, respectively)(1)	47,478	46,432
Policy loans	11,693	11,712
Other long-term investments (includes $1,203 and $1,082 measured at fair value under the fair value option at March 31, 2015 and December 31, 2014, respectively)(1)	11,001	10,921
Short-term investments	5,947	8,258

Total investments	420,875	419,986
Cash and cash equivalents(1)	19,119	14,918
Accrued investment income(1)	3,135	3,130
Deferred policy acquisition costs	15,639	15,971
Value of business acquired	2,514	2,836
Other assets(1)	14,624	13,379
Separate account assets	302,706	296,435

TOTAL ASSETS	$778,612	$766,655

LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$220,840	$217,766
Policyholders’ account balances(1)	135,143	136,150
Policyholders’ dividends	8,337	7,661
Securities sold under agreements to repurchase	7,766	9,407
Cash collateral for loaned securities	4,437	4,241
Income taxes	11,390	9,881
Short-term debt	3,013	3,839
Long-term debt	19,703	19,831
Other liabilities(1)	12,873	13,037
Notes issued by consolidated variable interest entities (includes $6,810 and $6,033 measured at fair value under the fair value option at March 31, 2015 and December 31, 2014, respectively)(1)	6,830	6,058
Separate account liabilities	302,706	296,435

Total liabilities	733,038	724,306

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both March 31, 2015 and December 31, 2014)	6	6
Class B Stock ($.01 par value; 0 shares authorized and issued at March 31, 2015; 10,000,000 shares authorized and 2,000,000 shares issued at December 31, 2014	0	0
Additional paid-in capital	24,346	24,565
Common Stock held in treasury, at cost (206,589,103 and 205,277,862 shares at March 31, 2015 and December 31, 2014, respectively)	(13,233)	(13,088)
Class B Stock held in treasury, at cost (0 and 2,000,000 shares at March 31, 2015 and December 31, 2014, respectively)	0	(651)
Accumulated other comprehensive income (loss)	17,752	16,050
Retained earnings	16,173	14,888

Total Prudential Financial, Inc. equity	45,044	41,770

Noncontrolling interests	530	579

Total equity	45,574	42,349

TOTAL LIABILITIES AND EQUITY	$778,612	$766,655

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014 (in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES
Premiums	$6,647	$5,868
Policy charges and fee income	1,608	1,501
Net investment income	3,769	3,838
Asset management and service fees	952	904
Other income	215	535
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(14)	(79)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	6	63
Other realized investment gains (losses), net	2,369	224

Total realized investment gains (losses), net	2,361	208

Total revenues	15,552	12,854

BENEFITS AND EXPENSES
Policyholders’ benefits	7,239	6,386
Interest credited to policyholders’ account balances	1,233	1,015
Dividends to policyholders	781	600
Amortization of deferred policy acquisition costs	789	437
General and administrative expenses	2,762	2,698

Total benefits and expenses	12,804	11,136

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,748	1,718

Total income tax expense (benefit)	699	473

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,049	1,245
Equity in earnings of operating joint ventures, net of taxes	(3)	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,046	1,245
Income (loss) from discontinued operations, net of taxes	0	4

NET INCOME (LOSS)	2,046	1,249
Less: Income (loss) attributable to noncontrolling interests	10	11

NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,036	$1,238

EARNINGS PER SHARE(1)
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.44	$2.62
Income (loss) from discontinued operations, net of taxes	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$4.44	$2.63

Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.37	$2.58
Income (loss) from discontinued operations, net of taxes	0.00	0.01

Net income (loss) attributable to Prudential Financial, Inc.	$4.37	$2.59

Dividends declared per share of Common Stock	$0.58	$0.53

(1)	For the three months ended March 31, 2015, represents consolidated earnings per share of Common Stock. For the three months ended March 31, 2014, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 8 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014 (in millions)

	Three Months Ended March 31,
	2015	2014
NET INCOME (LOSS)	$2,046	$1,249
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(67)	80
Net unrealized investment gains (losses)	2,490	3,068
Defined benefit pension and postretirement unrecognized periodic benefit	52	23

Total	2,475	3,171

Less: Income tax expense (benefit) related to other comprehensive income (loss)	811	1,047

Other comprehensive income (loss), net of taxes	1,664	2,124

Comprehensive income (loss)	3,710	3,373
Less: Comprehensive income (loss) attributable to noncontrolling interests	(28)	18

Comprehensive income (loss) attributable to Prudential Financial, Inc.	$3,738	$3,355

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Equity

Three Months Ended March 31, 2015 and 2014 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(250)			(250)		(250)
Class B Stock cancelled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								11	11
Distributions to noncontrolling interests								(32)	(32)
Stock-based compensation programs		(52)		105			53		53
Dividends declared on Common Stock			(267)				(267)		(267)
Comprehensive income:
Net income (loss)			2,036				2,036	10	2,046
Other comprehensive income (loss), net of tax						1,702	1,702	(38)	1,664

Total comprehensive income (loss)							3,738	(28)	3,710

Balance, March 31, 2015	$6	$24,346	$16,173	$(13,233)	$0	$17,752	$45,044	$530	$45,574

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$6	$24,475	$14,531	$(12,415)	$0	$8,681	$35,278	$603	$35,881
Common Stock acquired				(250)			(250)		(250)
Distributions to noncontrolling interests								(36)	(36)
Consolidations (deconsolidations) of noncontrolling interests								56	56
Stock-based compensation programs		(40)		132			92		92
Dividends declared on Common Stock			(247)				(247)		(247)
Dividends declared on Class B Stock			(5)				(5)		(5)
Comprehensive income:
Net income (loss)			1,238				1,238	11	1,249
Other comprehensive income (loss), net of tax						2,117	2,117	7	2,124

Total comprehensive income (loss)							3,355	18	3,373

Balance, March 31, 2014	$6	$24,435	$15,517	$(12,533)	$0	$10,798	$38,223	$641	$38,864

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014 (in millions)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,046	$1,249
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,361)	(208)
Policy charges and fee income	(576)	(509)
Interest credited to policyholders’ account balances	1,233	1,015
Depreciation and amortization	170	41
Gains on trading account assets supporting insurance liabilities, net	(85)	(101)
Change in:
Deferred policy acquisition costs	142	(231)
Future policy benefits and other insurance liabilities	1,549	1,568
Other trading account assets	(11)	(14)
Income taxes	644	388
Derivatives, net	3,261	20
Other, net	(484)	(1,239)

Cash flows from operating activities	5,528	1,979

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	12,313	13,437
Fixed maturities, held-to-maturity	59	93
Trading account assets supporting insurance liabilities and other trading account assets	2,925	3,066
Equity securities, available-for-sale	988	994
Commercial mortgage and other loans	968	573
Policy loans	549	537
Other long-term investments	198	137
Short-term investments	20,093	16,822
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(10,357)	(15,701)
Fixed maturities, held-to-maturity	0	(22)
Trading account assets supporting insurance liabilities and other trading account assets	(4,024)	(3,892)
Equity securities, available-for-sale	(974)	(1,094)
Commercial mortgage and other loans	(2,096)	(1,926)
Policy loans	(439)	(465)
Other long-term investments	(331)	(312)
Short-term investments	(17,763)	(15,270)
Acquisition of business, net of cash acquired	0	(23)
Derivatives, net	(366)	(135)
Other, net	(95)	212

Cash flows from (used in) investing activities	1,648	(2,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,063	5,751
Policyholders’ account withdrawals	(5,359)	(5,368)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,445)	691
Cash dividends paid on Common Stock	(268)	(247)
Cash dividends paid on Class B Stock	0	(5)
Net change in financing arrangements (maturities 90 days or less)	135	472
Common Stock acquired	(252)	(250)
Class B Stock acquired	(651)	0
Common Stock reissued for exercise of stock options	41	77
Proceeds from the issuance of debt (maturities longer than 90 days)	1,152	1,146
Repayments of debt (maturities longer than 90 days)	(1,293)	(225)
Excess tax benefits from share-based payment arrangements	12	14
Other, net	(221)	(59)

Cash flows from (used in) financing activities	(3,086)	1,997

Effect of foreign exchange rate changes on cash balances	111	26

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,201	1,033
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,918	11,439

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,119	$12,472

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$106	$92
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$640	$0
Liabilities assumed	635	0

Net cash received (paid)	$(5)	$0

Acquisition of Gibraltar BSN Life Berhad:
Assets acquired, excluding cash and cash equivalents acquired	$0	$659
Liabilities assumed	0	589
Noncontrolling interest assumed	0	47

Net cash paid on acquisition	$0	$23

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company” or “PFI”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds, and investment management.

From December 18, 2001, the date of demutualization, through December 31, 2014, the Company organized its principal operations into the Financial Services Businesses and the Closed Block Business, and had two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE:PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

On January 2, 2015, Prudential Financial repurchased and cancelled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, the Company no longer organizes its principal operations into the Financial Services Businesses and the Closed Block Business. The Company’s principal operations are comprised of four divisions: the U.S. Retirement Solutions and Investment Management division, the U.S. Individual Life and Group Insurance division, the International Insurance division and the Closed Block division. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, businesses that are not sufficiently material to warrant separate disclosure and businesses that have been or will be divested, excluding the Closed Block division.

The Closed Block division includes the Company’s in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. In connection with demutualization, the Company ceased offering these participating products (see Note 6). The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations.

Basis of Presentation

As a result of the Class B Repurchase and resulting elimination of the separation of the Financial Services Businesses and the Closed Block Business, these Unaudited Interim Consolidated Financial Statements refer to the divisions and segments of the Company that formerly comprised the Financial Services Businesses as “PFI excluding Closed Block division” and refer to the operations that were formerly included in the Closed Block Business as the “Closed Block division,” except as otherwise noted. Closed Block Business results were associated with the Company’s Class B Stock for periods prior to January 1, 2015.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements; therefore, the Unaudited Interim Consolidated Financial Statements as of March 31, 2015, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three months ended, February 28, 2015, respectively.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; value of business acquired (“VOBA”) and its amortization; amortization of sales inducements; measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Earnings Per Share

As discussed in Note 1, from demutualization through December 31, 2014, the Company had two separate classes of common stock. Basic earnings per share for those periods was computed by dividing available income attributable to each of the two groups of common shareholders by the respective weighted average number of common shares outstanding for the period. Diluted earnings per share included the effect of all dilutive potential common shares that were outstanding during the period.

As a result of the Class B Repurchase, earnings per share of Common Stock for the three months ended March 31, 2015 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 8 for additional information.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adoption of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance became effective for annual periods and interim reporting periods within those annual periods that began after December 15, 2014. The Company did not elect the proportional amortization method under this guidance.

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In April 2014, the FASB issued updated guidance that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance became effective for new disposals and new classifications of disposal groups as held for sale that occur within annual periods that began on or after December 15, 2014, and interim periods within those annual periods. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Future Adoption of New Accounting Pronouncements

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

In August 2014, the FASB issued updated guidance for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If elected, the guidance will eliminate the measurement difference that exists when both are measured at fair value. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, and can be elected for modified retrospective or full retrospective adoption. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In April 2015, the FASB issued guidance that simplifies presentation of debt issuance costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for periods beginning after December 15, 2015, with early adoption permitted, and it must be applied retrospectively. The Company is currently assessing the impact of the guidance on the Company’s financial statement disclosures.

3. ACQUISITIONS

This section supplements, and should be read in conjunction with, the complete descriptions provided in Note 3 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

In March 2015, the Company and Inversiones La Construcción S.A. signed definitive documentation related to the Company’s previously disclosed acquisition of an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”) and filed for regulatory approval. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close in the second half of 2015.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,780	$4,837	$3	$20,614	$0
Obligations of U.S. states and their political subdivisions	6,518	931	7	7,442	0
Foreign government bonds	68,884	11,764	108	80,540	(2)
Corporate securities	142,902	18,838	1,184	160,556	(6)
Asset-backed securities(1)	10,912	365	115	11,162	(580)
Commercial mortgage-backed securities	12,676	535	14	13,197	(1)
Residential mortgage-backed securities(2)	5,462	451	2	5,911	(5)

Total fixed maturities, available-for-sale	$263,134	$37,721	$1,433	$299,422	$(594)

Equity securities, available-for-sale	$7,045	$3,227	$66	$10,206

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$820	$174	$0	$994
Corporate securities(4)	711	64	2	773
Commercial mortgage-backed securities	69	2	0	71
Residential mortgage-backed securities(2)	913	66	0	979

Total fixed maturities, held-to-maturity(4)	$2,513	$306	$2	$2,817

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $963 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $3,850 million (fair value, $4,280 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(3)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,807	$4,321	$5	$20,123	$0
Obligations of U.S. states and their political subdivisions	5,720	814	3	6,531	0
Foreign government bonds	69,894	11,164	117	80,941	(1)
Corporate securities	143,631	17,799	1,054	160,376	(6)
Asset-backed securities(1)	10,966	353	134	11,185	(592)
Commercial mortgage-backed securities	13,486	430	39	13,877	(1)
Residential mortgage-backed securities(2)	5,612	448	3	6,057	(5)

Total fixed maturities, available-for-sale	$265,116	$35,329	$1,355	$299,090	$(605)

Equity securities, available-for-sale	$6,921	$3,023	$83	$9,861

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$821	$184	$0	$1,005
Corporate securities(4)	713	68	1	780
Commercial mortgage-backed securities	78	7	0	85
Residential mortgage-backed securities(2)	963	69	0	1,032

Total fixed maturities, held-to-maturity(4)	$2,575	$328	$1	$2,902

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $954 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2015, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$12,423	$13,111	$0	$0
Due after one year through five years	46,730	52,295	74	79
Due after five years through ten years	54,891	61,913	171	181
Due after ten years(1)	120,040	141,833	1,286	1,507
Asset-backed securities	10,912	11,162	0	0
Commercial mortgage-backed securities	12,676	13,197	69	71
Residential mortgage-backed securities	5,462	5,911	913	979

Total	$263,134	$299,422	$2,513	$2,817

(1)	Excludes notes with amortized cost of $3,850 million (fair value, $4,280 million) which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$7,418	$8,578
Proceeds from maturities/repayments	5,095	4,859
Gross investment gains from sales, prepayments, and maturities	532	425
Gross investment losses from sales and maturities	(56)	(152)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	60	94
Equity securities, available-for-sale
Proceeds from sales	$989	$1,165
Gross investment gains from sales	153	133
Gross investment losses from sales	(26)	(39)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(8)	$(16)
Writedowns for impairments on equity securities	(6)	(10)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain other-than-temporary impairment

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Balance, beginning of period	$781	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13)	(140)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(1)	0
Credit loss impairment recognized in the current period on securities not previously impaired	2	2
Additional credit loss impairments recognized in the current period on securities previously impaired	0	4
Increases due to the passage of time on previously recorded credit losses	7	9
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(5)

Balance, end of period	$773	$838

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$732	$732	$196	$196
Fixed maturities:
Corporate securities	11,972	12,473	11,922	12,439
Commercial mortgage-backed securities	2,322	2,383	2,505	2,546
Residential mortgage-backed securities(1)	1,577	1,621	1,640	1,676
Asset-backed securities(2)	1,138	1,160	1,180	1,198
Foreign government bonds	627	647	621	650
U.S. government authorities and agencies and obligations of U.S. states	303	372	303	372

Total fixed maturities	17,939	18,656	18,171	18,881
Equity securities	945	1,238	896	1,186

Total trading account assets supporting insurance liabilities	$19,616	$20,626	$19,263	$20,263

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $10 million and $66 million during the three months ended March 31, 2015 and 2014, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$41	$41	$27	$27
Fixed maturities	8,937	8,853	8,306	8,282
Equity securities	1,004	1,123	992	1,105
Other	7	13	7	11

Subtotal	$9,989	10,030	$9,332	9,425

Derivative instruments		1,959		1,449

Total other trading account assets		$11,989		$10,874

The net change in unrealized gains (losses) from other trading account assets, excluding derivatives instruments, still held at period end, recorded within “Other income,” was $(52) million and $26 million during the three months ended March 31, 2015 and 2014, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both March 31, 2015 and December 31, 2014, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$51,917	$59,445	$52,703	$60,379
Fixed maturities, held-to-maturity	799	968	801	981
Trading account assets supporting insurance liabilities	470	481	457	470
Other trading account assets	37	37	36	36
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$53,223	$60,931	$53,997	$61,866

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,027	$9,027	$6,927	$8,438
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	44	49	50
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0

Total	$7,071	$9,071	$6,976	$8,488

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial and agricultural mortgage loans by property type:
Office	$10,005	21.8%	$9,612	21.5%
Retail	8,953	19.5	8,765	19.6
Apartments/Multi-Family	10,779	23.5	10,369	23.2
Industrial	7,653	16.7	7,628	16.9
Hospitality	2,425	5.3	2,270	5.1
Other	3,544	7.8	3,659	8.2

Total commercial mortgage loans	43,359	94.6	42,303	94.5
Agricultural property loans	2,461	5.4	2,445	5.5

Total commercial and agricultural mortgage loans by property type	45,820	100.0%	44,748	100.0%

Valuation allowance	(100)		(105)

Total net commercial and agricultural mortgage loans by property type	45,720		44,643

Other loans:
Uncollateralized loans	1,085		1,092
Residential property loans	370		392
Other collateralized loans	317		319

Total other loans	1,772		1,803
Valuation allowance	(14)		(14)

Total net other loans	1,758		1,789

Total commercial mortgage and other loans(1)	$47,478		$46,432

(1)	Includes loans held at fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (26%), New York (9%), and Texas (9%) at March 31, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance of losses	(5)	0	0	0	0	(5)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0

Total ending balance	$99	$1	$5	$0	$9	$114

	December 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to (release of) allowance of losses	(77)	(6)	(1)	(1)	(2)	(87)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	(1)	(1)

Total ending balance	$104	$1	$5	$0	$9	$119

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	92	1	5	0	9	107
Loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$99	$1	$5	$0	$9	$114

Recorded Investment:(1)
Gross of reserves: individually evaluated for impairment	$220	$4	$0	$1	$2	$227
Gross of reserves: collectively evaluated for impairment	43,139	2,457	370	316	1,083	47,365
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$43,359	$2,461	$370	$317	$1,085	$47,592

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014(2)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	96	1	5	0	9	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance	$104	$1	$5	$0	$9	$119

Recorded Investment:(1)
Gross of reserves: individually evaluated for impairment	$247	$4	$0	$1	$2	$254
Gross of reserves: collectively evaluated for impairment	42,056	2,441	392	318	1,090	46,297
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0

Total ending balance, gross of reserves	$42,303	$2,445	$392	$319	$1,092	$46,551

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Prior period’s amounts are presented on a basis consistent with current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$6	$0
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0

Total with no related allowance	$4	$5	$0	$10	$0

With an allowance recorded:
Commercial mortgage loans	$75	$76	$7	$93	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$75	$76	$7	$93	$2

Total:
Commercial mortgage loans	$75	$76	$7	$99	$2
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0

Total	$79	$81	$7	$103	$2

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$8	$8	$0	$16	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0

Total with no related allowance	$12	$13	$0	$20	$1

With an allowance recorded:
Commercial mortgage loans	$76	$76	$8	$82	$6
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	0	0	0	0

Total with related allowance	$76	$76	$8	$85	$7

Total:
Commercial mortgage loans	$84	$84	$8	$98	$7
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	1	0	0	0

Total	$88	$89	$8	$105	$8

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.
(3)	The interest income recognized is for the year-to-date of income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of March 31, 2015 and December 31, 2014, was $316 million and $380 million, respectively. In all these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both March 31, 2015 and December 31, 2014, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators as of March 31, 2015, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—March 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$23,065	$426	$252	$23,743
60%-69.99%	12,815	376	210	13,401
70%-79.99%	5,006	655	15	5,676
Greater than 80%	238	141	160	539

Total commercial mortgage loans	$41,124	$1,598	$637	$43,359

Agricultural property loans

	Debt Service Coverage Ratio—March 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,155	$141	$2	$2,298
60%-69.99%	163	0	0	163
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0

Total agricultural property loans	$2,318	$141	$2	$2,461

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio—March 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$25,220	$567	$254	$26,041
60%-69.99%	12,978	376	210	13,564
70%-79.99%	5,006	655	15	5,676
Greater than 80%	238	141	160	539

Total commercial and agricultural mortgage loans	$43,442	$1,739	$639	$45,820

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

	March 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$43,305	$52	$0	$0	$2	$54	$43,359	$101
Agricultural property loans	2,460	0	0	0	1	1	2,461	2
Residential property loans	353	7	2	0	8	17	370	8
Other collateralized loans	317	0	0	0	0	0	317	0
Uncollateralized loans	1,085	0	0	0	0	0	1,085	0

Total	$47,520	$59	$2	$0	$11	$72	$47,592	$111

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$42,239	$62	$0	$0	$2	$64	$42,303	$101
Agricultural property loans	2,443	0	1	0	1	2	2,445	1
Residential property loans	375	7	2	0	8	17	392	8
Other collateralized loans	319	0	0	0	0	0	319	0
Uncollateralized loans	1,092	0	0	0	0	0	1,092	0

Total	$46,468	$69	$3	$0	$11	$83	$46,551	$110

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.

For the three months ended March 31, 2015 and 2014, there were no new commercial mortgage and other loans acquired, other than those through direct origination. Additionally, there were no commercial mortgage and other loans sold, other than those classified as held for sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of March 31, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months ended March 31, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, 2015 and 2014, was from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$2,582	$2,617
Fixed maturities, held-to-maturity(1)	48	40
Equity securities, available-for-sale	96	84
Trading account assets	287	258
Commercial mortgage and other loans	545	498
Policy loans	154	154
Short-term investments and cash equivalents	13	9
Other long-term investments	244	342

Gross investment income	3,969	4,002
Less: investment expenses	(200)	(164)

Net investment income	$3,769	$3,838

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right-of-offset.

The Company had $230 million and $218 million of investments in low income housing tax credit limited partnerships and has committed to fund $93 million and $67 million as of March 31, 2015 and December 31, 2014, respectively.

Generally, the Company uses the equity method of accounting for these investments. The Company recognized $2 million and $16 million of equity method losses and utilized $9 million and $7 million of tax credits associated with these investments for the three months ended March 31, 2015 and 2014, respectively. There were no impairment losses from forfeiture or ineligibility of tax credits.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2015 and 2014, were from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Fixed maturities	$468	$257
Equity securities	121	85
Commercial mortgage and other loans	11	8
Investment real estate	25	0
Joint ventures and limited partnerships	(5)	1
Derivatives(1)	1,738	(145)
Other	3	2

Realized investment gains (losses), net	$2,361	$208

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$369	$349
Fixed maturity securities, available-for-sale—all other	35,919	33,625
Equity securities, available-for-sale	3,161	2,940
Derivatives designated as cash flow hedges(1)	1,005	206
Other investments(2)	(12)	(7)

Net unrealized gains (losses) on investments	$40,442	$37,113

(1)	See Note 14 for more information on cash flow hedges.
(2)	As of March 31, 2015, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$434	$3	$0	$0	$434	$3
Obligations of U.S. states and their political subdivisions	467	7	9	0	476	7
Foreign government bonds	923	27	882	81	1,805	108
Corporate securities	16,155	836	5,677	348	21,832	1,184
Commercial mortgage-backed securities	1,401	5	485	9	1,886	14
Asset-backed securities	2,554	9	3,146	106	5,700	115
Residential mortgage-backed securities	87	0	138	2	225	2

Total	$22,021	$887	$10,337	$546	$32,358	$1,433

Equity securities, available-for-sale	$1,431	$65	$7	$1	$1,438	$66

(1)	Includes $86 million of fair value and $2 million of gross unrealized losses at March 31, 2015, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,145	$5	$10	$0	$2,155	$5
Obligations of U.S. states and their political subdivisions	105	1	89	2	194	3
Foreign government bonds	839	26	1,052	91	1,891	117
Corporate securities	11,326	401	13,346	654	24,672	1,055
Commercial mortgage-backed securities	1,299	6	1,746	33	3,045	39
Asset-backed securities	3,417	16	3,229	118	6,646	134
Residential mortgage-backed securities	35	0	194	3	229	3

Total	$19,166	$455	$19,666	$901	$38,832	$1,356

Equity securities, available-for-sale	$1,670	$82	$9	$1	$1,679	$83

(1)	Includes $91 million of fair value and $1 million of gross unrealized losses at December 31, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at March 31, 2015 and December 31, 2014, are composed of $1,185 million and $1,156 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $248 million and $200 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At March 31, 2015, the $546 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and basic industry sectors of the Company’s corporate securities. At December 31, 2014, the $901 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency exchange rate movements and general credit spread widening. At March 31, 2015, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At March 31, 2015, $17 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $14 million of which had been in that position for less than six months. At December 31, 2014, $13 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2015 or December 31, 2014.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Fixed maturities, available-for-sale	$44	$44	$102	$104
Fixed maturities, held-to-maturity	0	0	762	763
Trading account assets supporting insurance liabilities	0	0	10	11
Other trading account assets	7,771	6,943	0	0
Commercial mortgage and other loans	13	13	300	300
Other long-term investments	0	0	174	159
Cash and cash equivalents	680	623	0	0
Accrued investment income	41	39	3	3
Other assets	103	166	0	0

Total assets of consolidated VIEs	$8,652	$7,828	$1,351	$1,340

Notes issued by consolidated VIEs	$6,830	$6,058	$0	$0
Other liabilities	723	674	3	1

Total liabilities of consolidated VIEs	$7,553	$6,732	$3	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Unaudited Interim Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of March 31, 2015, the maturities of these obligations were greater than five years.

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued, with limited exceptions. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,709 million and $2,705 million at March 31, 2015 and December 31, 2014, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $179 million and $137 million at March 31, 2015 and December 31, 2014, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $6,526 million and $6,973 million as of March 31, 2015 and December 31, 2014, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s balance sheet.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,684 million and $7,545 million as of March 31, 2015 and December 31, 2014, respectively.

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

6. CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the U.S. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division.

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the effective date of the Plan of Reorganization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses, and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to stockholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from Prudential Insurance’s assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

As of March 31, 2015 and December 31, 2014, the Company recognized a policyholder dividend obligation of $1,833 million and $1,558 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,419 million and $5,053 million at March 31, 2015 and December 31, 2014, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Closed Block liabilities
Future policy benefits	$49,783	$49,863
Policyholders’ dividends payable	960	931
Policyholders’ dividend obligation	7,252	6,612
Policyholders’ account balances	5,289	5,310
Other Closed Block liabilities	5,226	5,084

Total Closed Block liabilities	68,510	67,800

Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,834	40,629
Other trading account assets, at fair value	318	302
Equity securities, available-for-sale, at fair value	3,614	3,522
Commercial mortgage and other loans	9,589	9,472
Policy loans	4,880	4,914
Other long-term investments	2,895	2,765
Short-term investments	969	1,225

Total investments	63,099	62,829
Cash and cash equivalents	1,390	1,201
Accrued investment income	551	527
Other Closed Block assets	569	332

Total Closed Block assets	65,609	64,889

Excess of reported Closed Block liabilities over Closed Block assets	2,901	2,911
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	5,409	5,040
Allocated to policyholder dividend obligation	(5,419)	(5,053)

Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,891	$2,898

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2015
(in millions)
Balance, January 1	$6,612
Impact from earnings allocable to policyholder dividend obligation	275
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	365

Balance, March 31	$7,252

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues
Premiums	$634	$639
Net investment income	709	721
Realized investment gains (losses), net	373	135
Other income	3	15

Total Closed Block revenues	1,719	1,510

Benefits and Expenses
Policyholders’ benefits	821	792
Interest credited to policyholders’ account balances	33	34
Dividends to policyholders	764	577
General and administrative expenses	108	114

Total Closed Block benefits and expenses	1,726	1,517

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(7)	(7)
Income tax expense (benefit)	(18)	(12)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	5
Income (loss) from discontinued operations, net of taxes	0	0

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$5

7. EQUITY

The change in the number of shares of Common Stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	3.1	(3.1)
Stock-based compensation programs(1)	0.0	(1.8)	1.8

Balance, March 31, 2015	660.1	206.6	453.5

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2015. As of March 31, 2015, 8.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million, of which 3.1 million shares were repurchased in the first three months of 2015 at a total cost of $250 million.

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

Class B Stock

On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement with the holders of the Class B Stock to repurchase all of the 2.0 million outstanding shares of Class B Stock for an aggregate cash purchase price of $650.8 million. As a result, all of the outstanding shares of Class B Stock were reclassified as “held in treasury” as of December 31, 2014, resulting in a reduction to “Total Prudential Financial, Inc. equity.” As discussed in Note 1, on January 2, 2015, the Company repurchased and cancelled all of the shares of the Class B Stock, resulting in the elimination of the Class B Stock held in treasury, a $483.8 million decrease in “Retained earnings” and a $167.0 million decrease in “Additional paid-in capital.”

In accordance with the terms of the Share Repurchase Agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. Accordingly, the final purchase price of the Class B Stock could change.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2015 and 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in other comprehensive income before reclassifications	(28)	3,194	3	3,169
Amounts reclassified from AOCI	(1)	(704)	49	(656)
Income tax benefit (expense)	22	(815)	(18)	(811)

Balance, March 31, 2015	$(982)	$20,926	$(2,192)	$17,752

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	73	3,400	1	3,474
Amounts reclassified from AOCI	0	(332)	22	(310)
Income tax benefit (expense)	(27)	(1,010)	(10)	(1,047)

Balance, March 31, 2014	$(67)	$12,402	$(1,537)	$10,798

(1)	Includes cash flow hedges of $1,005 million and $206 million as of March 31, 2015 and December 31, 2014, respectively, and $(475) million and $(446) million as of March 31, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2015	2014
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$1	$0	Realized investment gains (losses), net

Total foreign currency translation adjustment	1	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(1)	(6)	(3)
Cash flow hedges—Currency/Interest rate	116	(4)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	589	342

Total net unrealized investment gains (losses)	704	332	(4)
Amortization of defined benefit pension items:
Prior service cost	3	6	(5)
Actuarial gain (loss)	(52)	(28)	(5)

Total amortization of defined benefit pension items	(49)	(22)

Total reclassifications for the period	$656	$310

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 14 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits and policyholders’ dividends.
(5)	See Note 10 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$349	$(6)	$3	$(32)	$(110)	$204
Net investment gains (losses) on investments arising during the period	22				(8)	14
Reclassification adjustment for (gains) losses included in net income	0				0	0
Reclassification adjustment for OTTI losses excluded from net income(1)	(2)				1	(1)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(3)			1	(2)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				32	(11)	21

Balance, March 31, 2015	$369	$(9)	$3	$0	$(127)	$236

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$36,764	$(1,455)	$(1,282)	$(5,036)	$(9,944)	$19,047
Net investment gains (losses) on investments arising during the period	4,011				(1,348)	2,663
Reclassification adjustment for (gains) losses included in net income	(704)				246	(458)
Reclassification adjustment for OTTI losses excluded from net income(2)	2				(1)	1
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		(243)			85	(158)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(226)		81	(145)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(399)	139	(260)

Balance, March 31, 2015	$40,073	$(1,698)	$(1,508)	$(5,435)	$(10,742)	$20,690

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

8. EARNINGS PER SHARE

From demutualization through December 31, 2014, the Company had two separate classes of common stock. The Common Stock reflected the performance of the Company’s former Financial Services Businesses and the Class B Stock reflected the performance of the Company’s former Closed Block Business. Earnings per share were calculated separately for each of these two classes of common stock and included a direct equity adjustment to modify the earnings available to each of the classes of common stock for the difference between the allocation of general and administrative expenses to each of the businesses and the cash flows between the businesses related to these expenses. Accordingly, earnings per share of Common Stock presented below for the three months ended March 31, 2014, reflect earnings attributable to the former Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As discussed in Note 1, on January 2, 2015, Prudential Financial repurchased and cancelled all of the 2.0 million shares of the Class B Stock. Accordingly, earnings per share of Common Stock presented below for the three months ended March 31, 2015, reflect the consolidated earnings of Prudential Financial. In addition, the Class B Repurchase resulted in the elimination of the separation of the former Financial Services Businesses and Closed Block Business. As a result, there was no direct equity adjustment recorded for the three months ended March 31, 2015.

Earnings per share of the Class B Stock for the three months ended March 31, 2014, is not presented herein as it is not meaningful due to the Class B Repurchase.

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the three months ended March 31, 2015, is as follows:

	Three Months Ended March 31, 2015
	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic and diluted earnings per share
Income (loss) from continuing operations	$2,046
Less: Income (loss) attributable to noncontrolling interests	10
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	19

Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$2,017	454.3	$4.44

Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$19
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	19
Stock options		2.3
Deferred and long-term compensation programs		0.9
Exchangeable Surplus Notes	4	5.5

Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$2,021	463.0	$4.37

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on earnings attributable to the former Financial Services Businesses for the three months ended March 31, 2014, is as follows:

	Three Months Ended March 31, 2014
	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic and diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,232
Direct equity adjustment	(2)
Less: Income (loss) attributable to noncontrolling interests	11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	11

Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,208	460.9	$2.62

Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	11
Stock options		3.3
Deferred and long-term compensation programs		0.7
Exchangeable Surplus Notes	4	5.4

Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,212	470.3	$2.58

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2015 and 2014, as applicable, were based on 4.5 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. For the three months ended March 31, 2015 and 2014, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended March 31,
	2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.7	$87.33	2.0	$90.34
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0

Total antidilutive stock options and shares	2.7		2.0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in millions)
Commercial paper:
Prudential Financial	$128	$97
Prudential Funding, LLC	363	386

Subtotal commercial paper	491	483
Current portion of long-term debt(1)	2,522	3,356

Total short-term debt(2)	$3,013	$3,839

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$196	$199
Daily average commercial paper outstanding	$1,094	$1,409
Weighted average maturity of outstanding commercial paper, in days	20	22
Weighted average interest rate on outstanding short-term debt(3)	0.18%	0.12%

(1)	Includes collateralized borrowings from the FHLBNY of $280 million at both March 31, 2015 and December 31, 2014.
(2)	Includes Prudential Financial debt of $1,566 million and $2,319 million at March 31, 2015 and December 31, 2014, respectively.
(3)	Excludes the current portion of long-term debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2014, the 5% limitation equates to a maximum amount of pledged assets of $8.9 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.5 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2015, Prudential Insurance had pledged assets with a fair value of $2.8 billion supporting an outstanding advance of $280 million that is in “Short-term debt” and matures in December 2015 and outstanding funding agreements totaling $1.9 billion that are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance but not pledged amounted to $5.5 billion as of March 31, 2015.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings depending on the maturity date of the obligation. As of March 31, 2015, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $210 million as of March 31, 2015.

Credit Facilities

At March 31, 2015, the Company’s syndicated, unsecured committed credit facilities, which were subsequently amended and restated as described below, were as follows:

Borrower	Original Term	Expiration Date	Capacity	Outstanding
			(in millions)
Prudential Financial	5-year	Nov-2018	$2,000	$0
Prudential Financial and Prudential Funding	3-year	Nov-2016	1,750	0

			$3,750	$0

Borrowings under these credit facilities were conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which for this purpose was calculated as U.S. GAAP equity, excluding AOCI and equity of noncontrolling interests. As of March 31, 2015, the Company’s consolidated net worth exceeded this required minimum amount.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 14, 2015, the Company entered into a new $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers. This new credit facility amends and restates the Company’s prior credit facilities shown in the table above. Borrowings under the new credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the new facility from time to time to fund its working capital needs. In addition, amounts under the new credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. Similar to the former credit facilities, the new credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings under the facility are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the new credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which, under this facility, is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests, and equity attributable to the Closed Block.

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

Long-term Debt

Surplus Notes

During the first quarter of 2015, the Company increased by $262 million the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX. As of March 31, 2015, an aggregate of $2,100 million of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

On February 18, 2015, Prudential Legacy Insurance Company of NJ (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and with Essex, LLC (“LLC”), a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to LLC up to $4.0 billion in aggregate principal amount of surplus notes in return for an equal principal amount of credit-linked notes issued by LLC. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of March 31, 2015, there were no surplus notes outstanding under the facility.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Senior Notes

Medium-term notes. Prudential Financial maintains a medium-term note program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of March 31, 2015, the outstanding balance of the Company’s medium-term notes was $12.0 billion, a decrease of $1.0 billion from December 31, 2014, due to maturities.

Retail medium-term notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of March 31, 2015, the outstanding balance of retail notes was $448 million. Retail notes outstanding increased $73 million from December 31, 2014 primarily due to the issuance of $107 million of notes offset by maturities of $34 million of notes in 2015.

Mortgage debt. As of March 31, 2015, the Company’s insurance subsidiaries had mortgage debt of $519 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $17 million from December 31, 2014, due to new borrowings in 2015 of $92 million offset by prepayments and foreign exchange fluctuations totaling $75 million.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Components of net periodic (benefit) cost
Service cost	$61	$59	$5	$4
Interest cost	117	120	21	24
Expected return on plan assets	(194)	(177)	(29)	(29)
Amortization of prior service cost	(2)	(3)	(1)	(3)
Amortization of actuarial (gain) loss, net	42	21	10	7
Settlements	1	1	0	0
Special termination benefits	2	0	0	0

Net periodic (benefit) cost	$27	$21	$6	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. SEGMENT INFORMATION

Segments

As discussed in Note 1, from December 18, 2001, the date of demutualization, through December 31, 2014, the Company organized its principal operations into the Financial Services Businesses and the Closed Block Business. As a result of the Class B Repurchase on January 2, 2015, the Company no longer organizes its principal operations into the Financial Services Businesses and the Closed Block Business. The Company operates through four divisions, which together encompass seven reportable segments, and its Corporate and Other operations.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

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

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$81	$78
Current period yield adjustments	$123	$124
Principal source of earnings	$24	$14

(1)	In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses,” discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $21 million and $18 million for the three months ended March 31, 2015 and 2014, respectively. Additionally, as of March 31, 2015, there was a $207 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to guaranteed investment contracts (“GICs”) of $40 million and $42 million for the three months ended March 31, 2015 and 2014, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net gains (losses) from:
Other trading account assets	$(58)	$22
Foreign currency exchange movements	$25	$231
Other activities	$3	$4

Other Trading Account Assets. The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s Unaudited Interim Consolidated Statements of Financial Position. Realized and unrealized gains and losses for these investments are recorded in “Other income.” Consistent with the exclusion of realized investment gains and losses with respect to other investments managed on a consistent basis, the net gains or losses on these investments are excluded from adjusted operating income.

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amount in the table above for the three months ended March 31, 2014 was largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss)” under U.S. GAAP, while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, and the related change in value is recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

As a result of continued growth in these portfolios, we have implemented a new structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure is effective for financial reporting beginning in the first quarter 2015 and will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded no estimated recoveries related to this matter for the three months ended March 31, 2015 and $7 million for the three months ended March 31, 2014. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net,” the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk (“NPR”) that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net,” the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income a net gain of $3 million and a net loss of $2 million for the three months ended March 31, 2015 and 2014, respectively.

Related charges

Charges that relate to realized investment gains and losses are also excluded from adjusted operating income, and include the following:

•	The portion of the amortization of DAC, VOBA, unearned revenue reserves and deferred sales inducements for certain products that is related to net realized investment gains and losses.

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

As discussed in Note 1, the Class B Repurchase on January 2, 2015 resulted in the elimination of the separate reporting of the Company’s former Financial Services Businesses and Closed Block Business. As a result of the Class B Repurchase, for the three months ended March 31, 2015, the Closed Block division, which is comprised of the Closed Block segment, has been accounted for as a divested business because it consists primarily of participating insurance and annuity products that the Company ceased selling at demutualization in 2001. For reporting periods through December 31, 2014, the Closed Block segment was reported as the Closed Block Business and was analyzed using U.S. GAAP rather than adjusted operating income. Both the current reporting of the Closed Block division and the historic reporting of the Closed Block Business exclude its results from adjusted operating income.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$529	$388
Retirement	284	364
Asset Management	205	193

Total U.S. Retirement Solutions and Investment Management division	1,018	945

Individual Life	116	125
Group Insurance	30	6

Total U.S. Individual Life and Group Insurance division	146	131

International Insurance	834	837

Total International Insurance division	834	837

Corporate Operations	(253)	(342)

Total Corporate and Other	(253)	(342)

Total Adjusted Operating Income before income taxes	1,745	1,571

Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,662	49
Charges related to realized investment gains (losses), net	(611)	(57)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	83	101
Change in experience-rated contractholder liabilities due to asset value changes	(197)	(43)
Divested businesses:
Closed Block division(1)	(22)	0
Other divested businesses	75	73
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	13	11

Subtotal(2)	2,748	1,705

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(3)	0	13

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,748	$1,718

(1)	As a result of the Class B Repurchase, for the three months ended March 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.
(2)	Amounts for the three months ended March 31, 2014, represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.
(3)	Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three months ended March 31, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated.

	Revenue		Total Assets
	Three Months Ended March 31,		March 31, 2015	December 31, 2014
	2015	2014
	(in millions)
Individual Annuities	$1,187	$1,157	$178,069	$174,951
Retirement	2,478	1,531	181,123	179,674
Asset Management	733	667	51,523	50,214

Total U.S. Retirement Solutions and Investment Management division	4,398	3,355	410,715	404,839

Individual Life	1,351	1,296	71,917	70,152
Group Insurance	1,277	1,362	43,455	41,125

Total U.S. Individual Life and Group Insurance division	2,628	2,658	115,372	111,277

International Insurance	4,906	5,075	174,141	171,635

Total International Insurance division	4,906	5,075	174,141	171,635

Corporate Operations	(125)	(152)	12,095	8,013

Total Corporate and Other	(125)	(152)	12,095	8,013

Total	11,807	10,936	712,323	695,764

Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,662	49
Charges related to realized investment gains (losses), net	54	(8)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	83	101
Divested businesses:
Closed Block division(1)	1,719	0	66,289	0
Other divested businesses	224	210
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	0

Subtotal(2)	15,552	11,288	778,612	695,764

Closed Block Business(3)	0	1,566	0	70,891

Total per Unaudited Interim Consolidated Financial Statements	$15,552	$12,854	$778,612	$766,655

(1)	As a result of the Class B Repurchase, for the three months ended March 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.
(2)	Amounts for the three months ended March 31, 2014, represent the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.
(3)	Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three months ended March 31, 2014.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Asset Management segment intersegment revenues	$178	$156

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at March 31, 2015:

Major Tax Jurisdiction	Open Tax Years
United States	2007 - 2014
Japan	Fiscal years ended March 31, 2010 - 2015
Korea	Fiscal years ended March 31, 2010 - 2013, nine months ended December 31, 2013 and calendar year 2014

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2014 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration’s budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Total income tax expense includes additional tax expense related to the realization of deferred tax assets recorded in the Unaudited Interim Consolidated Statements of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of December 31, 2014, the entire amount of additional U.S. GAAP tax expense of $734 million related to the utilization of opening balance sheet deferred tax assets has been recognized in the Unaudited Interim Consolidated Statements of Operations.

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

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value (“NAV”)), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter (“OTC”) derivatives.

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

	As of March 31, 2015
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,614	$0	$		$20,614
Obligations of U.S. states and their political subdivisions	0	7,436	6			7,442
Foreign government bonds	0	80,404	136			80,540
Corporate securities	0	159,306	1,250			160,556
Asset-backed securities	0	6,800	4,362			11,162
Commercial mortgage-backed securities	0	13,122	75			13,197
Residential mortgage-backed securities	0	5,669	242			5,911

Subtotal	0	293,351	6,071			299,422
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	197	0			197
Obligations of U.S. states and their political subdivisions	0	201	0			201
Foreign government bonds	0	679	22			701
Corporate securities	0	20,957	144			21,101
Asset-backed securities	0	825	376			1,201
Commercial mortgage-backed securities	0	2,393	3			2,396
Residential mortgage-backed securities	0	1,706	6			1,712
Equity securities	1,497	230	634			2,361
All other(3)	658	18,004	8		(15,925)	2,745

Subtotal	2,155	45,192	1,193		(15,925)	32,615
Equity securities, available-for-sale	6,892	3,051	263			10,206
Commercial mortgage and other loans	0	316	0			316
Other long-term investments	6	249	1,617		(10)	1,862
Short-term investments	4,864	562	0			5,426
Cash equivalents	2,594	11,042	0			13,636
Other assets	3	113	2			118

Subtotal excluding separate account assets	16,514	353,876	9,146		(15,935)	363,601
Separate account assets(4)	50,361	227,278	25,067			302,706

Total assets	$66,875	$581,154	$34,213		$(15,935)	$666,307

Future policy benefits(5)	$0	$0	$9,473	$		$9,473
Other liabilities	2	6,852	2		(6,727)	129
Notes issued by consolidated VIEs	0	0	6,810			6,810

Total liabilities	$2	$6,852	$16,285		$(6,727)	$16,412

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,123	$0	$		$20,123
Obligations of U.S. states and their political subdivisions	0	6,525	6			6,531
Foreign government bonds	0	80,939	2			80,941
Corporate securities	0	159,073	1,303			160,376
Asset-backed securities	0	7,126	4,059			11,185
Commercial mortgage-backed securities	0	13,834	43			13,877
Residential mortgage-backed securities	0	5,804	253			6,057

Subtotal	0	293,424	5,666			299,090
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	399	0			399
Obligations of U.S. states and their political subdivisions	0	199	0			199
Foreign government bonds	0	696	21			717
Corporate securities	0	20,146	124			20,270
Asset-backed securities	0	850	393			1,243
Commercial mortgage-backed securities	0	2,556	5			2,561
Residential mortgage-backed securities	0	1,767	7			1,774
Equity securities	1,396	232	663			2,291
All other(3)	194	13,803	7		(12,321)	1,683

Subtotal	1,590	40,648	1,220		(12,321)	31,137
Equity securities, available-for-sale	6,688	2,898	275			9,861
Commercial mortgage and other loans	0	380	0			380
Other long-term investments	12	224	1,547		(11)	1,772
Short-term investments	5,263	2,472	0			7,735
Cash equivalents	2,657	9,188	0			11,845
Other assets	4	109	2			115

Subtotal excluding separate account assets	16,214	349,343	8,710		(12,332)	361,935
Separate account assets(4)	48,063	223,710	24,662			296,435

Total assets	$64,277	$573,053	$33,372		$(12,332)	$658,370

Future policy benefits(5)	$0	$0	$8,182	$		$8,182
Other liabilities	1	6,883	5		(6,661)	228
Notes issued by consolidated VIEs	0	0	6,033			6,033

Total liabilities	$1	$6,883	$14,220		$(6,661)	$14,443

(1)	“Netting” amounts represent cash collateral of $9,208 million and $5,671 million as of March 31, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”
(3)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.
(4)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

(5)	As of March 31, 2015, the net embedded derivative liability position of $9.4 billion includes $0.6 billion of embedded derivatives in an asset position and $10.0 billion of embedded derivatives in a liability position. For the year ended December 31, 2014, the net embedded derivative liability position of $8.2 billion includes $0.6 billion of embedded derivatives in an asset position and $8.8 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back testing.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The fair value of other loans held and accounted for using the fair value option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a predetermined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of predetermined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments have been reflected within Level 3 in the fair value hierarchy.

The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers and is measured at fair value using NAV as a practical expedient. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments have been included within Level 3 in the fair value hierarchy.

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, NPR, liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over the London Interbank Offered Rates (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended March 31, 2015, $50.0 million were transferred from Level 1 to Level 2 and $17.0 million were transferred from Level 2 to Level 1. During the three months ended March 31, 2014, $0.1 billion were transferred from Level 1 to Level 2.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	158	158
Corporate securities	756	638	1,394
Asset-backed securities	152	4,586	4,738
Commercial mortgage-backed securities	9	69	78
Residential mortgage-backed securities	59	189	248
Equity securities	128	769	897
Other long-term investments	7	1,610	1,617
Other assets	10	0	10

Subtotal excluding separate account assets(3)	1,127	8,019	9,146
Separate account assets	23,724	1,343	25,067

Total assets	$24,851	$9,362	$34,213

Future policy benefits	$9,473	$0	$9,473
Other liabilities	0	2	2
Notes issued by consolidated VIEs	0	6,810	6,810

Total liabilities	$9,473	$6,812	$16,285

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	23	23
Corporate securities	752	675	1,427
Asset-backed securities	150	4,302	4,452
Commercial mortgage-backed securities	10	38	48
Residential mortgage-backed securities	57	203	260
Equity securities	140	798	938
Other long-term investments	1	1,546	1,547
Other assets	9	0	9

Subtotal excluding separate account assets(3)	1,125	7,585	8,710
Separate account assets	23,632	1,030	24,662

Total assets	$24,757	$8,615	$33,372

Future policy benefits	$8,182	$0	$8,182
Other liabilities	2	3	5
Notes issued by consolidated VIEs	0	6,033	6,033

Total liabilities	$8,184	$6,036	$14,220

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$756	Discounted cash flow	Discount rate	0.95%	-	25%	8.20%	Decrease
		Market comparables	EBITDA multiples(2)	6.2X	-	6.2X	6.2X	Increase
		Liquidation	Liquidation value	22.12%	-	100.0%	69.82%	Increase

Liabilities:
Future policy benefits(3)	$9,473	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.06%	-	1.50%		Decrease
			Utilization rate(6)	63%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	15%	-	28%		Increase

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$752	Discounted cash flow	Discount rate	0.84%	-	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.1X	-	7.0X	6.1X	Increase
		Liquidation	Liquidation value	22.12%	-	100.0%	82.92%	Increase

Liabilities:
Future policy benefits(3)	$8,182	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0%	-	1.30%		Decrease
			Utilization rate(6)	63%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statements of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets—Separate account assets include $22,743 million and $22,641 million of investments in real estate as of March 31, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 10.00% (6.00% weighted average) as of March 31, 2015, and 4.50% to 9.75% (6.05% weighted average) as of December 31, 2014, and discount rates, which ranged from 6.00% to 15.00% (7.29% weighted average) as of March 31, 2015, and 6.00% to 15.00% (7.36% weighted average) as of December 31, 2014. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 0.76% to 6.04% (3.93% weighted average) as of March 31, 2015, and 0.77% to 6.76% (4.02% weighted average) as of December 31, 2014, and market spread over base rate, which ranged from 1.50% to 4.20% (2.34% weighted average) as of March 31, 2015, and 1.50% to 4.76% (2.67% weighted average) as of December 31, 2014.

Commercial Mortgage Loans—Separate account assets include $946 million and $943 million of commercial mortgage loans as of March 31, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.20% to 8.30% (1.45% weighted average) as of March 31, 2015, and 1.17% to 8.39% (1.44% weighted average) as of December 31, 2014. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various business groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of pricing committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of living benefit features of the Company’s variable annuity contracts.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

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

	Three Months Ended March 31, 2015
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$6	$2	$1,303	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)	6	0	0
Included in other comprehensive income (loss)	0	0	0	(8)	2	0	0
Net investment income	0	0	0	(6)	3	0	0
Purchases	0	0	0	219	325	32	0
Sales	0	0	0	(193)	(104)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(35)	(39)	(2)	(9)
Foreign currency translation	0	0	(4)	(2)	(3)	0	(2)
Other(1)	0	0	0	(3)	3	0	0
Transfers into Level 3(2)	0	0	138	16	510	2	0
Transfers out of Level 3(2)	0	0	0	(40)	(400)	0	0

Fair Value, end of period	$0	$6	$136	$1,250	$4,362	$75	$242

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(3)	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(3)	0
Other income	0	(5)	2	0	0	(3)	1
Purchases	1	20	4	1	0	7	0
Sales	0	0	0	(2)	0	(4)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(2)	(1)	(1)	(1)	(15)	0
Foreign currency translation	0	0	0	0	0	(4)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	7	46	0	0	0	0
Transfers out of Level 3(2)	0	0	(68)	0	0	0	0

Fair Value, end of period	$22	$144	$376	$3	$6	$634	$8

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(3)	$0
Other income	$0	$(5)	$2	$0	$0	$11	$1

	Three Months Ended March 31, 2015
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$0	$1,547	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	0	(2)	0
Other income	0	0	39	0
Included in other comprehensive income (loss)	3	0	0	0
Net investment income	0	0	(1)	0
Purchases	4	0	109	0
Sales	(22)	0	(1)	0
Issuances	0	0	0	0
Settlements	0	0	(17)	0
Foreign currency translation	(1)	0	(38)	0
Other(1)	0	0	(18)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	0

Fair Value, end of period	$263	$0	$1,617	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$(2)	$0
Other income	$0	$0	$39	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$24,662	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	(1,052)	1	15
Other income	0	0	0	154
Interest credited to policyholders’ account balances	671	0	0	0
Net investment income	6	0	0	0
Purchases	913	0	0	0
Sales	(180)	0	0	0
Issuances	0	(239)	0	(946)
Settlements	(513)	0	2	0
Foreign currency translation	(1)	0	0	0
Other(1)	(472)	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(22)	0	0	0

Fair Value, end of period	$25,067	$(9,473)	$(2)	$(6,810)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,114)	$1	$15
Other income	$0	$0	$0	$154
Interest credited to policyholders’ account	$361	$0	$0	$0

	Three Months Ended March 31, 2014
	Fixed Maturities Available-For-Sale(5)
	U.S. Government	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$0	$1	$1,329	$3,112	$165	$338
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(5)	3	0	0
Included in other comprehensive income (loss)	0	0	0	47	3	(1)	0
Net investment income	0	0	0	1	5	0	0
Purchases	0	0	1	106	418	496	0
Sales	0	0	0	(87)	(4)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(32)	(186)	(3)	(11)
Foreign currency translation	0	0	0	4	0	0	1
Other(1)	0	0	0	0	(1)	0	1
Transfers into Level 3(2)	0	0	0	4	676	0	0
Transfers out of Level 3(2)	0	0	0	(35)	(292)	(108)	0

Fair Value, end of period	$0	$0	$2	$1,332	$3,734	$549	$329

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(5)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Trading Account Assets(5)
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$395	$1	$9	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(1)	0
Other income	0	4	1	0	0	(1)	1
Purchases	5	10	1	52	0	5	0
Sales	0	(5)	0	0	0	(8)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(3)	(13)	(1)	0	(71)	0
Foreign currency translation	0	0	(47)	0	47	5	0
Transfers into Level 3(2)	0	0	23	0	0	0	0
Transfers out of Level 3(2)	0	0	30	0	(47)	0	0

Fair Value, end of period	$5	$121	$390	$52	$9	$771	$7

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(1)	$0
Other income	$0	$4	$1	$0	$0	$(1)	$1

	Three Months Ended March 31, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	(6)	0
Other income	0	0	20	0
Included in other comprehensive income (loss)	16	0	0	0
Net investment income	0	0	1	0
Purchases	3	0	9	0
Sales	(12)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(17)	0
Foreign currency translation	1	0	2	0
Other(1)	1	0	(37)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(5)	0	0	0

Fair Value, end of period	$310	$0	$1,368	$4

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$(8)	$0
Other income	$0	$0	$19	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	(1,782)	1	(4)
Interest credited to policyholders’ account balances	603	0	0	0
Net investment income	6	0	0	0
Purchases	308	0	0	0
Sales	(179)	0	0	0
Issuances	0	(220)	0	(804)
Settlements	(277)	0	0	0
Other(1)	0	0	(2)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(70)	0	0	0

Fair Value, end of period	$22,997	$(2,443)	$(6)	$(4,062)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,224)	$1	$(4)
Interest credited to policyholders’ account	$367	$0	$0	$0

(1)	Other primarily represents reclassifications of certain assets between reporting categories and eliminations of intercompany separate account investments.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(5)	Prior period amounts have been reclassified to conform to current period presentation.

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

	As of March 31, 2015
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$1	$13,939	$5	$		$13,945
Currency	0	556	0			556
Credit	0	4	0			4
Currency/Interest Rate	0	3,110	0			3,110
Equity	6	432	6			444
Commodity	1	0	0			1
Netting(1)					(15,935)	(15,935)

Total derivative assets	$8	$18,041	$11		$(15,935)	$2,125

Derivative liabilities:
Interest Rate	$5	$5,715	$2	$		$5,722
Currency	0	514	0			514
Credit	0	38	0			38
Currency/Interest Rate	0	223	0			223
Equity	1	338	0			339
Commodity	0	0	0			0
Netting(1)					(6,727)	(6,727)

Total derivative liabilities	$6	$6,828	$2		$(6,727)	$109

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)		Total
	(in millions)
Derivative assets:
Interest Rate	$5	$10,584	$6	$		$10,595
Currency	0	865	0			865
Credit	0	7	0			7
Currency/Interest Rate	0	1,885	0			1,885
Equity	5	562	5			572
Commodity	1	0	0			1
Netting(1)					(12,332)	(12,332)

Total derivative assets	$11	$13,903	$11		$(12,332)	$1,593

Derivative liabilities:
Interest Rate	$3	$4,948	$3	$		$4,954
Currency	0	1,025	0			1,025
Credit	0	30	0			30
Currency/Interest Rate	0	307	0			307
Equity	0	503	0			503
Commodity	0	0	0			0
Netting(1)					(6,661)	(6,661)

Total derivative liabilities	$3	$6,813	$3		$(6,661)	$158

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2015, as well as the portion of gains or losses included in income for the three months ended March 31, 2015, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2015.

	Three Months Ended March 31, 2015
	Derivative Assets - Equity	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	1
Other income	0	0
Purchases	2	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	(1)	0

Fair Value, end of period	$5	$4

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$1
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Derivative Assets - Equity	Derivative Assets - Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	2
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	0	0

Fair Value, end of period	$0	$5

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$2
Other income	$0	$0

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. There were no fair value reserve adjustments for the three months ended March 31, 2015 and 2014, on certain commercial mortgage loans. The carrying value of these loans as of March 31, 2015, was $18 million. The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral and the underlying assets were classified as Level 3 in the valuation hierarchy.

For mortgage servicing rights, there were impairments of $3 million for the three months ended March 31, 2015, and there were no impairments for the three months ended March 31, 2014. There were valuation reserve increases of $3 million, and decreases of $4 million for the three months ended March 31, 2015 and 2014, respectively. Mortgage servicing rights are revalued based on internal models, utilizing inputs and classified as Level 3 in the valuation hierarchy. The fair value for mortgage servicing rights is determined using a discounted cash flow model incorporating assumptions for servicing revenues, adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses.

There were no impairments for both the three months ended March 31, 2015 and 2014, on real estate held for investment. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Given the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. For certain cost method investments, there were $24 million of impairments recorded for the three months ended March 31, 2015, and no impairments recorded for the three months ended March 31, 2014. The methodologies utilized were primarily discounted future cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses. These cost method investments are classified as Level 3 in the valuation hierarchy.

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

The following table presents information regarding changes in fair values recorded in earnings for commercial mortgage and other loans, other long-term investments and notes issued by consolidated VIEs, where the fair value option has been elected.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0
Other changes in fair value	0	0
Other long-term investments:
Changes in fair value	32	18
Liabilities:
Notes issued by consolidated variable interest entities:
Changes in fair value	$(168)	$4

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. For the three months ended March 31, 2015 and 2014, the Company recorded $3 million and $2 million of interest income, respectively, on these fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $316 million and $312 million, respectively, as of March 31, 2015, and $380 million and $372 million, respectively, as of December 31, 2014. As of March 31, 2015, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,203 million and $1,082 million as of March 31, 2015 and December 31, 2014, respectively.

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $6,810 million and $7,154 million, respectively, as of March 31, 2015, and $6,033 million and $6,216 million, respectively, as of December 31, 2014. Interest expense recorded for these liabilities was $68 million and $40 million for the three months ended March 31, 2015 and 2014, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2015
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,648	$1,169	$2,817	$2,513
Commercial mortgage and other loans	0	559	49,617	50,176	47,162
Policy loans	0	0	11,693	11,693	11,693
Other long-term investments	0	0	1,864	1,864	1,658
Short-term investments	0	521	0	521	521
Cash and cash equivalents	4,316	1,167	0	5,483	5,483
Accrued investment income	0	3,135	0	3,135	3,135
Other assets	199	2,610	727	3,536	3,536

Total assets	$4,515	$9,640	$65,070	$79,225	$75,701

Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,651	$55,334	$95,985	$94,199
Securities sold under agreements to repurchase	0	7,766	0	7,766	7,766
Cash collateral for loaned securities	0	4,437	0	4,437	4,437
Short-term debt	0	2,953	102	3,055	3,013
Long-term debt	1,335	16,745	4,043	22,123	19,703
Notes issued by consolidated VIEs	0	0	15	15	21
Other liabilities	0	5,623	734	6,357	6,357
Separate account liabilities—investment contracts	0	80,463	27,253	107,716	107,716

Total liabilities	$1,335	$158,638	$87,481	$247,454	$243,212

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,703	$1,199	$2,902	$2,575
Commercial mortgage and other loans	0	559	48,158	48,717	46,052
Policy loans	0	0	11,712	11,712	11,712
Other long-term investments	0	0	1,917	1,917	1,712
Short-term investments	0	523	0	523	523
Cash and cash equivalents	2,230	843	0	3,073	3,073
Accrued investment income	0	3,130	0	3,130	3,130
Other assets	143	2,106	109	2,358	2,358

Total assets	$2,373	$8,864	$63,095	$74,332	$71,135

Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,264	$56,111	$96,375	$95,069
Securities sold under agreements to repurchase	0	9,407	0	9,407	9,407
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	3,784	104	3,888	3,839
Long-term debt	1,285	16,718	4,083	22,086	19,831
Notes issued by consolidated VIEs	0	0	18	18	25
Other liabilities	0	6,254	120	6,374	6,374
Separate account liabilities—investment contracts	0	82,801	24,175	106,976	106,976

Total liabilities	$1,285	$163,469	$84,611	$249,365	$245,762

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Fixed Maturities, Held-to-Maturity

The fair values of public fixed maturity securities are generally based on prices from third-party pricing services, which are reviewed for reasonableness; however, for certain public fixed maturity securities and investments in private placement fixed maturity securities, this information is either not available or not reliable. For these public fixed maturity securities, the fair value is based on indicative broker quotes, if available, or determined using a discounted cash flow model or other internally-developed models. For private fixed maturities, fair value is determined using a discounted cash flow model. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

denominated loans) plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology.

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

Policy Loans

The Company’s valuation technique for policy loans is to discount cash flows at the current policy loan coupon rate. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2015 and December 31, 2014.

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

Policyholders’ Account Balances—Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are generally derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products, the fair value is the market value of the assets supporting the liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Credit Contracts

The Company writes credit default swaps for which it receives a premium to insure credit risk. These are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced names (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

Embedded Derivatives. The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to offset certain risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swaptions, caps, floors, and other instruments.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $2,125 million and $1,593 million as of March 31, 2015 and December 31, 2014, respectively, and total derivative liabilities of $109 million and $158 million as of March 31, 2015 and December 31, 2014, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

	March 31, 2015			December 31, 2014
Primary Underlying/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,619	$20	$(197)	$1,714	$21	$(191)
Foreign Currency
Foreign Currency Forwards	472	17	(3)	443	5	(14)
Currency/Interest Rate
Foreign Currency Swaps	11,395	1,561	(56)	10,772	679	(161)

Total Qualifying Hedges	$13,486	$1,598	$(256)	$12,929	$705	$(366)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$179,695	$12,729	$(5,250)	$182,937	$9,904	$(4,578)
Interest Rate Futures	31,404	1	(4)	32,008	5	(3)
Interest Rate Options	47,086	1,195	(269)	27,561	663	(180)
Interest Rate Forwards	273	7	0	877	2	(1)
Foreign Currency
Foreign Currency Forwards	18,190	522	(511)	21,197	854	(1,011)
Foreign Currency Options	158	12	0	203	6	0
Currency/Interest Rate
Foreign Currency Swaps	11,020	1,549	(167)	11,083	1,207	(145)
Credit
Credit Default Swaps	2,412	4	(38)	2,622	7	(30)
Equity
Equity Futures	152	1	0	331	3	0
Equity Options	59,455	357	(78)	57,590	504	(41)
Total Return Swaps	15,459	86	(259)	15,217	65	(462)
Commodity
Commodity Futures	18	1	0	18	1	0
Synthetic GICs	73,770	6	0	74,707	6	0

Total Non-Qualifying Derivatives(2)	$439,092	$16,470	$(6,576)	$426,351	$13,227	$(6,451)

Total Derivatives(3)	$452,578	$18,068	$(6,832)	$439,280	$13,932	$(6,817)

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic GICs, which are product standalone derivatives that do not qualify as hedging instruments under hedge accounting rules.
(3)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $9,448 million as of March 31, 2015 and a net liability of $8,162 million as of December 31, 2014, primarily included in “Future policy benefits.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$17,905	$(15,935)	$1,970	$(1,268)	$702
Securities purchased under agreement to resell	1,201	0	1,201	(1,201)	0

Total Assets	$19,106	$(15,935)	$3,171	$(2,469)	$702

Offsetting of Financial Liabilities:
Derivatives(1)	$6,824	$(6,727)	$97	$(36)	$61
Securities sold under agreement to repurchase	7,766	0	7,766	(7,766)	0

Total Liabilities	$14,590	$(6,727)	$7,863	$(7,802)	$61

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$13,786	$(12,332)	$1,454	$(623)	$831
Securities purchased under agreement to resell	702	0	702	(702)	0

Total Assets	$14,488	$(12,332)	$2,156	$(1,325)	$831

Offsetting of Financial Liabilities:
Derivatives(1)	$6,810	$(6,661)	$149	$(149)	$0
Securities sold under agreement to repurchase	9,407	0	9,407	(9,407)	0

Total Liabilities	$16,217	$(6,661)	$9,556	$(9,556)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Loss)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(5)	$(12)	$0	$0	$0	$0
Currency	19	0	0	0	0	0

Total fair value hedges	14	(12)	0	0	0	0

Cash flow hedges
Interest Rate	0	0	0	(1)	0	(4)
Currency/Interest Rate	0	11	103	0	0	803

Total cash flow hedges	0	11	103	(1)	0	799

Net investment hedges
Currency	(4)	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	7

Total net investment hedges	(4)	0	0	0	0	17

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,712	0	0	0	0	0
Currency	111	0	0	0	0	0
Currency/Interest Rate	433	0	4	0	0	0
Credit	(7)	0	0	0	0	0
Equity	(480)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,036)	0	0	0	0	0

Total non-qualifying hedges	1,733	0	4	0	0	0

Total	$1,743	$(1)	$107	$(1)	$0	$816

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Loss)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(5)	$(16)	$0	$0	$2	$0
Currency	2	0	0	0	0	0

Total fair value hedges	(3)	(16)	0	0	2	0

Cash flow hedges
Interest Rate	0	0	0	(6)	0	2
Currency/Interest Rate	0	2	(5)	0	0	(30)

Total cash flow hedges	0	2	(5)	(6)	0	(28)

Net investment hedges
Currency	0	0	0	0	0	0
Currency/Interest Rate	0	0	0	0	0	(18)

Total net investment hedges	0	0	0	0	0	(18)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,912	0	0	0	0	0
Currency	(6)	0	0	0	0	0
Currency/Interest Rate	(12)	0	0	0	0	0
Credit	1	0	0	0	0	0
Equity	(294)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(1,746)	0	0	0	0	0

Total non-qualifying hedges	(146)	0	0	0	0	0

Total	$(149)	$(14)	$(5)	$(6)	$2	$(46)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ending March 31, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2014	$206
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2015	914
Amount reclassified into current period earnings	(115)

Balance, March 31, 2015	$1,005

Using March 31, 2015 values, it is anticipated that a pre-tax gain of approximately $45 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2016, offset by amounts pertaining to the hedged items. As of March 31, 2015, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI was $518 million and $501 million as of March 31, 2015 and December 31, 2014, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $5 million as of both March 31, 2015 and December 31, 2014. These credit derivatives are reported at fair value as an asset of less than $1 million, as of both March 31, 2015 and December 31, 2014. These credit derivatives have an NAIC designation of 2. The Company has also written credit protection on certain index references with notional amounts of $1,280 million and $1,544 million, respectively, reported at fair value as an asset of less than $1 million and a liability of $2 million, respectively, as of March 31, 2015 and December 31, 2014. As of March 31, 2015, these credit derivatives’ notionals had the following NAIC ratings: $998 million in NAIC 3, $251 million in NAIC 5, and $31 million in NAIC 6. As of December 31, 2014, the credit derivatives where the Company had written credit protection on an index reference had an NAIC designation of 3. NAIC designations are based on the lowest rated single name reference included in the index.

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

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of March 31, 2015 and December 31, 2014 was a liability of $18 million and $4 million, respectively. No collateral was pledged in either period.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2015 and December 31, 2014, the Company had $626 million and $573 million of outstanding notional amounts, respectively, reported at fair value as a liability of $17 million in both periods.

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

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s NPR in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of March 31, 2015, there were no net liability derivative positions by counterparty with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2015.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2015	December 31, 2014
	(in millions)
Total outstanding mortgage loan commitments	$2,388	$2,442
Portion of commitment where prearrangement to sell to investor exists	$657	$958

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2015	December 31, 2014
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,980	$4,883
Expected to be funded from separate accounts	$274	$28

(1)	Includes a remaining commitment of $160 million and $194 million at March 31, 2015 and December 31, 2014, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Indemnification of Securities Lending Transactions

	March 31, 2015	December 31, 2014
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$14,419	$14,334
Fair value of related collateral associated with above indemnifications	$14,816	$14,740
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	March 31, 2015	December 31, 2014
	(in millions)
Guaranteed value of third parties’ assets	$73,770	$74,707
Fair value of collateral supporting these assets	$76,080	$76,711
Asset associated with guarantee, carried at fair value	$6	$6

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	March 31, 2015	December 31, 2014
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$5	$5
Fair value of properties and associated tax credits that secure the guarantee	$7	$8
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	March 31, 2015	December 31, 2014
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,281	$1,248
First-loss exposure portion of above	$395	$388
Accrued liability associated with guarantees	$17	$16

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $10,207 million of mortgages subject to these loss-sharing arrangements as of March 31, 2015, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2015, these mortgages had an average debt service coverage ratio of 2.08 times and an average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for the three months ending March 31, 2015 and 2014, respectively.

Other Guarantees

	March 31, 2015	December 31, 2014
	(in millions)
Other guarantees where amount can be determined	$312	$331
Accrued liability for other guarantees and indemnifications	$4	$5

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $304 million and $323 million as of March 31, 2015 and December 31, 2014, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigations and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Individual Annuities, Individual Life and Group Insurance

Lederman v. PFI

In March 2015, the court granted the Company summary judgment and dismissed with prejudice the complaint of the remaining plaintiff with claims against the Company.

Other Matters

Bouder v. PFI

In February 2015, the federal District Court for New Jersey granted in part, and denied in part, plaintiffs’ renewed class certification motion. It certified for class treatment plaintiffs’ wage payment claims which include allegations that the Company made improper deductions from the wages of its former common law agents in California, New York, and Pennsylvania, and its financial services associates in California and New York. The Court denied plaintiffs’ attempt to certify a class based on the Company’s alleged failure to pay overtime to its former common law agents and its financial services associates in California, Illinois, New York and Pennsylvania. In March 2015, the Company filed a motion requesting that the Court reconsider its decision to partially grant plaintiffs’ renewed class certification motion with regard to its former common law agents.

Residential Mortgage-Backed Securities Litigation

PICA et al. v. Bank of America National Association & Merrill Lynch & Co., Inc., et al.—In April 2015, this lawsuit was settled.

PICA et al. v. Countrywide Financial Corp., et al.—In April 2015, this lawsuit was settled.

RMBS Trustee

PICA et al. v. Bank of New York Mellon—In March 2015, defendants filed a motion to dismiss the amended complaint.

PICA et al. v. Citibank N.A.—In February 2015, defendants filed a motion to dismiss the amended complaint.

PICA et al. v. HSBC, et al.—In January 2015, defendants filed a motion to dismiss the amended complaint.

PICA et al. v. U.S. Bank National Association—In February 2015, defendants filed a motion to dismiss the amended complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2015, compared with December 31, 2014, and its consolidated results of operations for the three months ended March 31, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

From December 18, 2001, the date of demutualization, through December 31, 2014, we organized our principal operations into the Financial Services Businesses and the Closed Block Business, and had two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE:PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

On January 2, 2015, Prudential Financial repurchased and cancelled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, earnings per share of Common Stock for the three months ended March 31, 2015 reflect the consolidated earnings of Prudential Financial. In addition, we no longer organize our principal operations into the Financial Services Businesses and the Closed Block Business. Our principal operations are comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment, which includes our in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. The Closed Block segment is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, businesses that are not sufficiently material to warrant separate disclosure and other businesses that have been or will be divested. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

As a result of the Class B Repurchase and resulting elimination of the separation of the Financial Services Businesses and the Closed Block Business, in this MD&A we refer to the divisions and segments of the Company that formerly comprised the Financial Services Businesses as “PFI excluding Closed Block division” and we refer to the operations that were formerly included in the Closed Block Business as the “Closed Block division,” except as otherwise noted. Closed Block Business results were associated with the Company’s Class B Stock for periods prior to January 1, 2015.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

Executive Summary

Prudential Financial, a financial services leader with approximately $1.204 trillion of assets under management as of March 31, 2015, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On February 10, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock.

During the first quarter of 2015, we purchased 3.1 million shares of our Common Stock at a total cost of $250 million, under the $1.0 billion share repurchase authorization from our Board of Directors covering the period from July 1, 2014 through June 30, 2015. We also purchased 5.7 million shares in 2014 under this authorization at a total cost of $500 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Regulatory Developments

In April 2015, the U.S. Department of Labor released a proposed regulation accompanied by new class exemptions and proposed amendments to long standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act. If enacted, the proposals would redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. The exact nature and scope of any new final regulations is undeterminable at this time. The Company is evaluating the potential impacts of the proposals on its businesses.

The New Jersey Department of Banking and Insurance (“NJDOBI”) has notified Prudential Financial that New Jersey’s recently enacted legislation authorizing group-wide supervision of internationally active insurance groups (the “GWS Law”) authorizes NJDOBI to act as the group-wide supervisor (“GWS”) of Prudential Financial under the GWS Law. The GWS Law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of GWS status with respect to Prudential Financial.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

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

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2016. The general account for these operations has approximately $173 billion of such assets (based on net carrying value) as of March 31, 2015. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of March 31, 2015, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $173 billion of fixed maturity securities and commercial mortgage loans are approximately $77 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of March 31, 2015, approximately 75% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of March 31, 2015, these operations have approximately $168 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $50 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2015, and the respective guaranteed minimums.

	Account Values with Crediting Rates
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.8	$0.0	$0.0	$0.0	$0.0	$0.8
1.00% - 1.99%	2.0	2.3	10.8	1.7	0.2	17.0
2.00% - 2.99%	2.2	0.0	0.5	1.8	0.2	4.7
3.00% - 4.00%	23.9	2.0	0.5	0.2	0.0	26.6
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9

Total	$29.8	$4.3	$11.8	$3.7	$0.4	$50.0

Percentage of total	60%	8%	24%	7%	1%	100%

Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

These operations also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $104 billion of the $168 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.00% for the period from April 1, 2015 through December 31, 2016, and credit spreads remain unchanged from levels as of March 31, 2015, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $27 million in 2015 and $81 million in 2016. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $50 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or iv) any impact from other factors described below.

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

Closed Block Division

Substantially all of the $63 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of March 31, 2015, these operations have $120 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $120 billion are approximately $8 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the U.S. insurance operations excluding the Closed Block division above.

Results of Operations

Net income attributable to Prudential Financial, Inc. for the first quarter of 2015 was $2,036 million compared to $1,238 million for the first quarter of 2014.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. As discussed in “—Overview,” for the three months ended March 31, 2015, the Closed Block division is accounted for as a divested business under our definition of adjusted operating income. For the three months ended March 31, 2014, the former Closed Block Business was analyzed using accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$529	$388
Retirement	284	364
Asset Management	205	193

Total U.S. Retirement Solutions and Investment Management division	1,018	945

Individual Life	116	125
Group Insurance	30	6

Total U.S. Individual Life and Group Insurance division	146	131

International Insurance	834	837

Total International Insurance division	834	837

Corporate and Other	(253)	(342)

Total adjusted operating income before income taxes	1,745	1,571

Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	1,662	49
Charges related to realized investment gains (losses), net(2)	(611)	(57)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	83	101
Change in experience-rated contractholder liabilities due to asset value changes(4)	(197)	(43)
Divested businesses:
Closed Block division(5)	(22)	0
Other divested businesses(6)	75	73
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	13	11

Subtotal(8)	2,748	1,705

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(9)	0	13

Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,748	$1,718

(1)	Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.

(2)	Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of deferred policy acquisition costs (“DAC”) and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(3)	Represents net investment gains and losses on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(4)	Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”
(5)	As a result of the Class B Repurchase, for the three months ended March 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See “—Overview” above.
(6)	See “—Divested Businesses.”
(7)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(8)	Amounts for the three months ended March 31, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.
(9)	Reflects the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for the three months ended March 31, 2014.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2015 increased in comparison to the first quarter of 2014, primarily reflecting a favorable comparative impact from changes in the estimated profitability of the business due to market performance in relation to our assumptions. The increase also reflected higher net asset-based fee income driven by higher average variable annuity account values.

Retirement. Segment results for the first quarter of 2015 decreased in comparison to the first quarter of 2014, primarily reflecting lower net investment spread results, partially offset by a more favorable reserve impact from case experience.

Asset Management. Segment results for the first quarter of 2015 increased in comparison to the first quarter of 2014, primarily reflecting higher asset management fees, driven by higher assets under management, and higher performance-based incentive fees, net of expenses.

Individual Life. Segment results for the first quarter of 2015 decreased in comparison to the first quarter of 2014, primarily reflecting less favorable mortality experience, net of reinsurance.

Group Insurance. Segment results for the first quarter of 2015 increased in comparison to the first quarter of 2014, primarily reflecting more favorable comparative underwriting results in our group disability business and lower expenses, partially offset by less favorable comparative underwriting results in our group life business.

International Insurance. Segment results for the first quarter of 2015 decreased slightly in comparison to the first quarter of 2014, inclusive of a net unfavorable impact from foreign currency exchange rates. Excluding this item, segment results increased from the first quarter of 2014, reflecting net business growth driven by sales results and a greater contribution from net investment results, partially offset by higher expenses.

Corporate and Other operations. The results for the first quarter of 2015 as compared to the first quarter of 2014 reflect a decrease in net losses, primarily due to lower operating debt interest expense, net of investment income, and lower levels of retained corporate expenses, partially offset by higher capital debt interest expense.

Closed Block Division. Closed Block division results for the first quarter of 2015 decreased in comparison to Closed Block Business results in the first quarter of 2014, primarily driven by an increase in the policyholder dividend obligation and lower net investment income, partially offset by an increase in net realized investment gains.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues	$15,552	$12,854
Benefits and expenses	12,804	11,136

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	2,748	1,718
Income tax expense (benefit)	699	473

Income (loss) from continuing operations before equity in earnings of operating joint ventures	2,049	1,245
Equity in earnings of operating joint ventures, net of taxes	(3)	0

Income (loss) from continuing operations	2,046	1,245
Income (loss) from discontinued operations, net of taxes	0	4

Net income (loss)	2,046	1,249
Less: Income (loss) attributable to noncontrolling interests	10	11

Net income (loss) attributable to Prudential Financial, Inc.	$2,036	$1,238

Results of Operations

2015 to 2014 Three Month Comparison. The increase in income (loss) from continuing operations for the first quarter of 2015 compared to the first quarter of 2014 reflect the following:

•

$704 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information);

•

$520 million higher net pre-tax realized gains (losses), excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to declining interest rates in the current quarter compared to the year ago quarter (see “—Realized Investment Gains and Losses” for additional information);

•

$205 million favorable variance, on a pre-tax basis, resulting from a lower net loss in the current quarter compared to the year ago quarter, reflecting our decision to manage interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•

$127 million favorable variance, before taxes, from adjustments to deferred policy acquisition costs (“DAC”) and other costs as well as reserves, reflecting updates to the estimated profitability of our Individual Annuities business primarily driven by the impact of market performance relative to our assumptions. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•

$226 million unfavorable variance reflecting higher tax expense in the current quarter compared to the year ago quarter, driven by higher pre-tax income in the current quarter compared to the year ago quarter (see “—Income Taxes” for additional information); and

•

$189 million lower net pre-tax earnings primarily resulting from a gain in the first quarter of 2014 from foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations. (see “—Results of Operations by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information).

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. As discussed in “—Results of Operations” above, under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”) and value of business acquired (“VOBA”);

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2015, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.0% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Results of Operations by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment offers both variable and fixed annuities that may include guaranteed living or death benefits. It also offers fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. We derive our revenue mainly from fee income generated on variable annuity account values, as the investment return on the contractholder funds is generally attributed directly to the contractholder. We also earn investment income on fixed annuity account values and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of hedging certain risks associated with these products, changes in the reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design features. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Hedging Program Results.”

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$158,664	$154,140	$155,276
Sales	2,227	2,321	9,914
Surrenders and withdrawals	(2,196)	(2,193)	(8,855)

Net sales	31	128	1,059
Benefit payments	(488)	(411)	(1,876)

Net flows	(457)	(283)	(817)
Change in market value, interest credited and other activity	3,812	2,267	10,211
Policy charges	(892)	(848)	(3,543)

Ending total account value	$161,127	$155,276	$161,127

(1)	Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $157.6 billion and $151.6 billion as of March 31, 2015 and 2014, respectively. Fixed annuity account values were $3.5 billion and $3.7 billion as of March 31, 2015 and 2014, respectively.

Our account values are significantly impacted by net sales and the impact of market performance. The increase in account values as of March 31, 2015 compared to March 31, 2014 was largely driven by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation over the last twelve months. Positive net sales also contributed to account value growth, but to a lesser extent. Partially offsetting these net increases in account values were contract charges on contractholder accounts, primarily reflecting higher average account values.

The decline in net sales for the three months ended March 31, 2015 compared to the prior year period reflects a decline in sales of our products with the highest daily benefit, partially offset by higher sales of our Prudential Defined Income Variable Annuity (“PDI”) and sales of our Prudential Premier® Investment Variable Annuity (“PPI”) which was launched in the second quarter of 2014 as we have sought to broaden our offerings and diversify our risk profile.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Revenues	$1,187	$1,157
Benefits and expenses	658	769

Adjusted operating income	529	388
Realized investment gains (losses), net, and related adjustments	1,409	204
Related charges	(453)	36

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,485	$628

Adjusted Operating Income

Adjusted operating income increased $141 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $14 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, as discussed in “—Account Values” above, net of a related increase in asset-based commissions. Partially offsetting this net increase were higher amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products and higher operating expenses.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net benefit of $106 million and a net charge of $21 million in the first quarter of 2015 and 2014, respectively. The net benefit in the first quarter of 2015 primarily reflects favorable equity market performance, which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The net charge in the first quarter of 2014 primarily reflects the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity market performance.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $30 million, primarily driven by a $44 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values, as discussed in “—Account Values” above. Partially offsetting this increase was a $14 million decline in net investment income, driven by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $111 million. Excluding the $127 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $16 million. General and administrative expenses, net of capitalization, increased $16 million, driven by higher asset-based commissions and asset management costs due to account value growth, and higher operating expenses. Amortization of DAC and policyholders’ benefits increased $5 million and $4 million, respectively, primarily driven by higher fee income, as discussed above. Partially offsetting these increases was a $7 million decrease in interest credited to policyholders’ account balances primarily driven by lower average account values in the general account.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to certain risks created by capital markets fluctuations through a combination of product design features, such as an automatic rebalancing feature, also referred to as an asset transfer feature, and inclusion of certain living benefits in our hedging program.

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced new products that diversify our risk profile and incorporate provisions in product design allowing frequent revisions of key pricing elements. In addition, certain fees are based on the greater of a benefit guarantee amount or the contractholder account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding this program see “—Variable Annuities Hedging Program Results” below.

For certain living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the inforce block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits features provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee. Our PDI variable annuity complements our variable annuity products with the highest daily benefit and provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate account.

The majority of our variable annuity contracts with living benefits features, and all new contracts sold with our highest daily living benefits feature, include two risk mitigants in the form of an automatic rebalancing feature and inclusion in our hedging program. The guaranteed benefits of certain legacy products that were sold prior to our implementation of the automatic rebalancing feature are also included in our hedging program. Certain legacy guaranteed minimum accumulation benefit (“GMAB”) products include the automatic rebalancing feature, but are not included in the hedging program. The PDI product and contracts with the GMIB feature have neither risk mitigant. Rather than utilizing a capital markets hedging strategy, certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account and through an asset/liability duration management strategy.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing feature because the contractholder also selected a living benefit feature which includes an automatic rebalancing feature. All of the variable annuity account values with living benefit features also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	March 31, 2015		December 31, 2014		March 31, 2014
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both risk mitigants(2)	$113,118	72%	$110,953	72%	$106,985	71%
Hedging program only	11,305	7%	11,395	7%	12,030	8%
Automatic rebalancing only	1,679	1%	1,771	1%	2,154	1%
Neither risk mitigant-PDI	3,292	2%	2,777	2%	1,275	1%
Neither risk mitigant-Other Products	3,271	2%	3,324	2%	3,578	2%

Total living benefit/GMDB features	$132,665		$130,220		$126,022

GMDB features and other(3):
Neither risk mitigant	24,887	16%	24,863	16%	25,598	17%

Total variable annuity account value	$157,552		$155,083		$151,620

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.
(2)	Contracts with both risk mitigants have living benefits that are included in our hedging program, and have an automatic rebalancing feature.
(3)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

For contracts with living benefit/GMDB features, the increase in account values that include both risk mitigants as of March 31, 2015 compared to the prior periods primarily reflects market appreciation as well as sales of our latest product offerings with our highest daily optional living benefits feature.

Variable Annuity Hedging Program Results

Under U.S. GAAP, the liability for certain living benefit features is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in valuing these features. The fair value is calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the applicable living benefit features using option pricing techniques. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

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

Due to these modifications, we expect differences each period between the change in the value of the embedded derivative as defined by U.S. GAAP and the change in the value of the hedge positions used to manage the hedge target, thus potentially increasing volatility in U.S. GAAP earnings. Application of the valuation methodologies described above could result in either a liability or contra-liability balance for the fair value of the embedded derivative under U.S. GAAP and/or the value of the hedge target, given changing capital market conditions and various actuarial assumptions. The following table provides a reconciliation between the fair value of the embedded derivative as defined by U.S. GAAP and the value of our hedge target as of the periods indicated.

	As of March 31, 2015	As of December 31, 2014
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$9.4	$8.1
Less: NPR Adjustment	(8.5)	(6.7)

Embedded derivative liability as defined by U.S. GAAP, excluding NPR	17.9	14.8
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	6.6	6.1

Hedge target liability (contra-liability)	$11.3	$8.7

We seek to offset the changes in our hedge target by entering into a range of exchange-traded, cleared and over-the-counter (“OTC”) equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to, interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures. The following table sets forth the market and notional values of these instruments as of the periods indicated.

	As of March 31, 2015				As of December 31, 2014
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.1	$0.0	$0.0	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	15.0	(0.2)	89.5	7.7	14.5	(0.4)	87.7	5.1
Options	11.0	0.3	25.0	0.7	10.4	0.4	25.5	0.5

Total	$26.1	$0.1	$114.5	$8.4	$25.1	$0.0	$113.2	$5.6

(1)	Includes interest rate swaps for which offsetting positions exist in Corporate and Other operations, reflecting the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. See “—Corporate and Other.”

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

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than changes related to actuarial valuation assumption updates, fall into one of three categories:

•

Fund Performance––In order to project future account value changes, we make certain assumptions about how each underlying fund will perform. We map contractholder funds to hedgeable indices that we believe are the best representation of the liability to be hedged in the capital markets. The difference between the modeled fund performance and actual fund performance results in basis that can be either positive or negative.

•

Net Market Impact––We incur rebalancing costs related to the dynamic rebalancing of the hedging instruments as markets move. Our hedging program is also subject to the impact of implied and realized market volatility on the hedge positions relative to our hedge target that can lead to positive or negative results.

•

Liability Basis––We make assumptions about expected changes in the hedge target related to certain items, such as contractholder behavior. The difference between the actual change in the hedge target and the expected changes we have modeled results in basis that can be either positive or negative.

The net impact of the change in the fair value of the embedded derivative associated with our living benefit features and the change in the fair value of the related hedge positions is included in “Realized investment gains (losses), net, and related adjustments” and the related impact to the amortization of DAC and other costs is included in “Related charges,” both of which are excluded from adjusted operating income. The following table shows the net impact of changes in the embedded derivative and related hedge positions, as well as the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(1)
	(in millions)
Hedge Program Results:
Change in value of hedge target	$(2,415)	$(1,936)
Change in fair value of hedge positions	2,417	1,956

Net hedging impact(2)	$2	$20

Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$2	$20
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(3)	(431)	(561)
Change in the NPR adjustment	1,808	728

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions-reported in Individual Annuities	1,379	187

Related benefit (charge) to amortization of DAC and other costs	(459)	29

Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(2)	$920	$216

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Excludes $(657) million and $(870) million for the three months ended March 31, 2015 and 2014, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”
(3)	Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net impacts of $920 million and $216 million for the first quarter of 2015 and 2014, respectively, were primarily driven by declining interest rates in both periods which drove increases in the base embedded derivative liability before NPR, and corresponding increases in the NPR adjustment. The widening of our NPR credit spreads also contributed to the increase in the NPR adjustment for the first quarter of 2015. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The first quarter of 2015 reflected a modest net realized gain from these items, driven by fund outperformance relative to mapped indices and favorable liability basis, partially offset by losses related to volatility movements. The first quarter of 2014 reflected a net realized gain from these items, driven by fund outperformance relative to mapped indices and interest rate volatility gains, partially offset by unfavorable liability basis. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs for both periods.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Revenues	$2,478	$1,531
Benefits and expenses	2,194	1,167

Adjusted operating income	284	364
Realized investment gains (losses), net, and related adjustments	409	118
Related charges	(1)	0
Investment gains (losses) on trading account assets supporting insurance liabilities, net	27	173
Change in experience-rated contractholder liabilities due to asset value changes	(141)	(115)

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$578	$540

Adjusted Operating Income

Adjusted operating income decreased $80 million, primarily driven by lower net investment spread results, partially offset by a more favorable reserve impact from case experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments and lower reinvestment rates. The more favorable reserve impact from case experience reflected favorable mortality for pension risk transfer contracts.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $947 million. Premiums increased $1,016 million primarily driven by pension risk transfer transactions, including premiums assumed for longevity reinsurance contracts that closed in the third and fourth quarter of 2014. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $46 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values. Policy charges and fee income, asset management and service fees and other income decreased $23 million, primarily from lower income on derivatives used in portfolio management and lower fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,027 million. Policyholders’ benefits, including the change in policy reserves, increased $1,023 million primarily related to the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $5 million primarily driven by higher operating expenses, including costs to support strategic initiatives.

Account Values

Our account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC, VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—Asset Management.”

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015
	(in millions)
Full Service:
Beginning total account value	$184,196	$173,502	$178,150
Deposits and sales	6,314	8,587	21,661
Withdrawals and benefits	(6,229)	(6,003)	(22,827)
Change in market value, interest credited and interest income and other activity	3,864	2,064	11,161

Ending total account value	$188,145	$178,150	$188,145

Net additions (withdrawals)	$85	$2,584	$(1,166)

Institutional Investment Products:
Beginning total account value	$179,641	$149,402	$149,661
Additions	969	1,733	42,529
Withdrawals and benefits	(3,495)	(3,017)	(16,514)
Change in market value, interest credited and interest income(1)	1,629	1,441	6,021
Other(1)(2)	(1,624)	102	(4,577)

Ending total account value	$177,120	$149,661	$177,120

Net additions (withdrawals)	$(2,526)	$(1,284)	$26,015

(1)	Prior period amounts have been reclassified to conform to current period presentation.
(2)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

The increase in full service account values as of March 31, 2015, compared to March 31, 2014, primarily reflects the impact of equity market appreciation on the market value of customer funds over the past twelve months. The decrease in net additions for the three months ended March 31, 2015, compared to the prior year period, was primarily driven by a lower volume of large plan sales.

The increase in institutional investment products account values as of March 31, 2015, compared to March 31, 2014, primarily reflects additions resulting from significant pension risk transfer transactions that closed in the third and fourth quarter of 2014, partially offset by net withdrawals of investment-only stable value accounts. The increase in net withdrawals for the three months ended March 31, 2015, compared to the prior year period, was primarily due to a decrease in investment-only stable value sales, driven by existing intermediary relationships reaching saturation levels.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Revenues	$733	$667
Expenses	528	474

Adjusted operating income	205	193
Realized investment gains (losses), net, and related adjustments	6	7
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	7

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$216	$207

Adjusted Operating Income

Adjusted operating income increased $12 million. The increase primarily reflected higher asset management fees, net of expenses, as a result of higher assets under management due to positive net flows and market appreciation. The increase also reflected higher performance-based incentive fees, net of expenses, primarily related to certain real estate funds.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$228	$214
Retail customers(1)	189	173
General account	113	102

Total asset management fees	530	489

Incentive fees	31	21
Transaction fees	5	7
Strategic investing	16	17
Commercial mortgage(2)	20	21

Other related revenues(3)	72	66

Service, distribution and other revenues(4)	131	112

Total revenues	$733	$667

(1)	Consists of fees from: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)	Includes mortgage origination and spread lending revenues of our commercial mortgage origination and servicing business.
(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.
(4)	Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million for both the three months ended March 31, 2015 and 2014.

Revenues, as shown in the table above under “—Operating Results,” increased $66 million. Asset management fees increased $41 million primarily as a result of higher assets under management due to positive net flows and market appreciation. Performance-based incentive fees increased $10 million primarily related to certain real estate funds. Service, distribution and other revenues increased $19 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds.

Expenses, as shown in the table above under “—Operating Results,” increased $54 million, including expenses relating to business growth initiatives and commissions from higher retail sales.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2015	December 31, 2014	March 31, 2014
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$65.4	$63.8	$63.2
Fixed income	278.7	270.0	254.0
Real estate	36.8	36.2	35.0

Institutional customers(1)	380.9	370.0	352.2

Retail customers:
Equity	129.7	122.8	118.0
Fixed income	66.4	61.0	52.7
Real estate	2.3	2.3	2.2

Retail customers(2)	198.4	186.1	172.9

General account:
Equity	8.1	7.7	9.0
Fixed income	372.5	368.1	355.4
Real estate	1.8	1.6	1.4

General account	382.4	377.4	365.8

Total assets under management	$961.7	$933.5	$890.9

(1)	Consists of third-party institutional assets and group insurance contracts.
(2)	Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$370.0	$341.7	$352.2
Net additions (withdrawals), excluding money market activity:
Third party	3.7	1.9	2.5
Affiliated	(0.7)	(0.3)	1.4

Total	3.0	1.6	3.9
Market appreciation	7.7	9.1	25.5
Other increases (decreases)(1)	0.2	(0.2)	(0.7)

Ending Assets Under Management	$380.9	$352.2	$380.9

Retail Customers:
Beginning Assets Under Management	$186.1	$170.7	$172.9
Net additions (withdrawals), excluding money market activity:
Third party	4.0	0.2	8.5
Affiliated	2.8	(0.5)	2.8

Total	6.8	(0.3)	11.3
Market appreciation	5.8	2.8	14.6
Other increases (decreases)(1)	(0.3)	(0.3)	(0.4)

Ending Assets Under Management	$198.4	$172.9	$198.4

General Account:
Beginning Assets Under Management	$377.4	$357.5	$365.8
Net additions (withdrawals), excluding money market activity:
Affiliated	(1.1)	2.0	0.8

Total	(1.1)	2.0	0.8
Market appreciation	5.3	8.0	23.1
Other increases (decreases)(1)	0.8	(1.7)	(7.3)

Ending Assets Under Management	$382.4	$365.8	$382.4

(1)	Includes the effect of foreign exchange rate changes, net money market activity and transfers (to)/from the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $0.6 billion and gains of $0.5 billion for the three months ended March 31, 2015 and 2014, respectively and losses of $15.0 billion for the twelve months ended March 31, 2015.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2015	2014
	(in millions)
Co-Investments:
Real estate	$252	$351
Fixed income	150	102
Seed Investments:
Real estate	33	31
Public equity	280	235
Fixed income	163	192

Total	$878	$911

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Revenues	$1,351	$1,296
Benefits and expenses	1,235	1,171

Adjusted operating income	116	125
Realized investment gains (losses), net, and related adjustments	294	327
Related charges	(148)	(82)

Income from continuing operations before income taxes and equity in earnings of joint ventures	$262	$370

On January 2, 2013, we acquired The Hartford Financial Services Group’s individual life insurance business through a reinsurance transaction. We have incurred $102 million of the total expected pre-tax integration costs of approximately $120 million, inclusive of capitalized expenses, including $9 million during the first three months of 2015. As of March 31, 2015, we have achieved approximately 75% of annual expected cost savings of approximately $90 million on a run rate basis, with remaining cost savings expected to be realized by the third quarter of 2015. Actual integration costs may exceed, and actual cost savings may fall short of, such expectations.

Adjusted Operating Income

Adjusted operating income decreased $9 million primarily reflecting less favorable mortality experience, net of reinsurance, driven by an increase in claims volume and severity. These impacts were partially offset by a related decrease in the amortization of VOBA.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $55 million driven by a $33 million increase in policy charges and fees, asset management and service fees and other income primarily reflecting growth in our universal life insurance business. Premiums increased $18 million primarily driven by growth in our term life insurance business.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $64 million. Policyholders’ benefits, including interest credited to account balances, increased $73 million primarily reflecting universal life business growth and less favorable mortality experience. General and administrative expenses, net of capitalization, decreased $11 million, driven by the amortization of VOBA primarily due to less favorable mortality experience.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$7	$11	$18	$5	$4	$9
Universal Life(1)	10	47	57	9	62	71
Term Life	8	41	49	8	34	42

Total	$25	$99	$124	$22	$100	$122

(1)	Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 16% and 13% of Universal Life annualized new business premiums for the three months ended March 31, 2015 and 2014, respectively.

Annualized new business premiums increased $2 million, driven by an increase in sales of variable and term life products which more than offset a decrease in sales of universal life products. These impacts reflect pricing and other actions we have taken to diversify our product mix.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	March 31,
	2015	2014
	(in millions)
Operating results:
Revenues	$1,277	$1,362
Benefits and expenses	1,247	1,356

Adjusted operating income	30	6
Realized investment gains (losses), net, and related adjustments	29	17
Related charges	(1)	(2)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$58	$21

Benefits ratio(1):
Group life	92.8%	89.6%
Group disability	72.2%	100.5%
Administrative operating expense ratio(2):
Group life	10.6%	11.2%
Group disability	32.7%	29.0%

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.
(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Adjusted operating income increased $24 million primarily driven by more favorable underwriting results in our group disability business and lower expenses. These increases were partially offset by less favorable underwriting results in our group life business and lower non-coupon investment income. The more favorable underwriting results for our group disability business primarily reflected fewer new claims and higher claim resolutions for long-term contracts. The less favorable underwriting results for the group life business reflected higher claim severity and the impact of the runoff of lapsed cases.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased by $85 million. The decrease reflected $75 million of lower premiums and policy charges and fee income in our group life and group disability businesses driven by lapses primarily resulting from continued pricing discipline on contract renewals. Net investment income decreased $13 million driven by lower income from non-coupon investments and lower portfolio yields.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased by $109 million. Policyholders’ benefits, including the change in reserves, decreased $90 million, driven by declines for both our group disability and group life businesses. The decline in our group disability business primarily reflected fewer new claims and higher claim resolutions for long-term contracts. The decline in our group life business reflected increased lapses, partially offset by higher claim severity and a favorable reserve refinement in the first quarter of 2014. General and administrative expenses decreased $11 million reflecting an increase in litigation reserves in the first quarter of 2014.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Annualized new business premiums(1):
Group life	$131	$137
Group disability	31	33

Total	$162	$170

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums decreased $8 million reflecting our continued pricing discipline for both group life and group disability products.

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

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, we have implemented a new structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure is effective for financial reporting beginning in the first quarter of 2015.

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

	March 31, 2015	December 31, 2014
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.9	$2.0

Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	11.9	12.2
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.1
Other	0.1	0.1

Subtotal	12.1	12.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.7	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.8

Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.6	14.0

Total hedges	$15.5	$16.0

(1)	Represents the notional amount of forward currency contracts outstanding.
(2)	Excludes $29.2 billion and $29.1 billion as of March 31, 2015 and December 31, 2014, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.
(3)	The yen-denominated liabilities are reported in Corporate and Other operations.
(4)	Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. As of March 31, 2015, we have hedged 100%, 84% and 39% of expected yen-based earnings for 2015, 2016 and 2017, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2015 and 2014 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 91 and 82 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1120 and 1150 Korean won per U.S. dollar, respectively.

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

	Three Months Ended March 31,
	2015	2014
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$80	$73
Corporate and Other operations:
Impact of intercompany arrangement(1)	(80)	(73)
Settlement gains (losses) on forward currency contracts	83	77

Net benefit (detriment) to Corporate and Other operations	3	4

Net impact on consolidated revenues and adjusted operating income	$83	$77

(1)	Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of March 31, 2015 and December 31, 2014, the notional amounts of these forward currency contracts were $2.4 billion and $2.6 billion, respectively, of which $1.9 billion and $2.0 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from non-functional currency exchange rate movements, are recorded in Accumulated other comprehensive income (loss) (“AOCI”), whereas the non-functional currency-denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, were excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

As discussed above, we have implemented a new structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure is effective for financial reporting beginning in the first quarter of 2015 and will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. Included in “Realized investment gains (losses), net, and related adjustments” were net gains of $28 million and $217 million for the three months ended March 31, 2015 and 2014, respectively. For the U.S. and Australian dollar-denominated assets that were transferred under the new structure in Gibraltar Life, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. As of March 31, 2015, the net cumulative unrealized investment gains balance related to these assets was $5.8 billion. Absent the sale of any of these assets prior to their stated maturity, approximately 4% of these gains will be recognized throughout the remainder of 2015 and approximately 9% of these gains will be recognized in 2016, with the remainder primarily recognized over the following ten years.

As discussed in Note 1 to our Unaudited Interim Consolidated Financial Statements, Gibraltar Life’s current period results of operations represent earnings for the three months ended February 28, 2015, and Gibraltar Life’s current period assets and liabilities represent balances as of February 28, 2015.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,442	$2,479
Gibraltar Life and Other operations	2,464	2,596

Total revenues	4,906	5,075

Benefits and expenses:
Life Planner operations	2,003	2,060
Gibraltar Life and Other operations	2,069	2,178

Total benefits and expenses	4,072	4,238

Adjusted operating income:
Life Planner operations	439	419
Gibraltar Life and Other operations	395	418

Total adjusted operating income	834	837

Realized investment gains (losses), net, and related adjustments(1)	440	535
Related charges	(23)	(9)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	56	(72)
Change in experience-rated contractholder liabilities due to asset value changes	(56)	72
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	4

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,259	$1,367

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $20 million, including a net unfavorable impact of $17 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the first quarter of 2014 also included a $16 million net unfavorable impact primarily from reserve refinements in our Korean operations. Excluding the effect of these items, adjusted operating income increased $21 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, partially offset by the impact of higher expenses and lower net investment spreads.

Adjusted operating income from our Gibraltar Life and Other operations decreased $23 million, including a net unfavorable impact of $19 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income from our Gibraltar Life and Other operations decreased $4 million, primarily reflecting higher expenses, partially offset by a higher contribution from net investment results.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $37 million, including a net unfavorable impact of $251 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $214 million. This increase was primarily driven by higher premiums and policy charges and fee income of $161 million related to growth of business in force. Net investment income increased $38 million, primarily reflecting investment portfolio growth, partially offset by the impact from lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $57 million, including a net favorable impact of $234 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $177 million. Policyholder benefits, including changes in reserves, increased $141 million, primarily driven by business growth. General and administrative expenses, net of capitalization, increased $31 million, primarily driven by higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $132 million, including a net unfavorable impact of $229 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $97 million, primarily driven by a $65 million increase in net investment income related to higher income from non-coupon investments and higher net investment spreads and a $63 million increase in premiums and policy charges and fee income related to business growth. These impacts were partially offset by a decline of $25 million in other income, including the absence of a gain on sales of fixed assets which occurred in the first quarter of 2014.

Benefits and expenses of our Gibraltar Life and Other operations decreased $109 million, including a net favorable impact of $210 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $101 million, driven by an increase of $102 million in policyholder benefits, including changes in reserves, related to business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$316	$331
Gibraltar Life	357	361

Total	$673	$692

On a constant exchange rate basis:
Life Planner operations	$366	$349
Gibraltar Life	414	384

Total	$780	$733

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

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$230	$36	$88	$12	$366	$170	$31	$129	$19	$349
Gibraltar Life:
Life Consultants	90	20	35	30	175	90	20	27	34	171
Banks(2)	119	1	3	48	171	101	1	2	46	150
Independent Agency	24	5	18	21	68	21	6	20	16	63

Subtotal	233	26	56	99	414	212	27	49	96	384

Total	$463	$62	$144	$111	$780	$382	$58	$178	$115	$733

(1)	Includes retirement income, endowment and savings variable universal life.
(2)	Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 44%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2015, and 5% and 53%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2014. Single pay and short-term limited pay products generally have less death benefit protection per premium paid than longer-term recurring premium products.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $17 million. Results reflected higher sales of whole life products and accident and health products in our Brazilian operation and of life protection products in our Korean operation. These increases were partially offset by a net decline in sales in our Japanese operations where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term life products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $30 million. Bank channel sales increased $21 million primarily driven by higher sales of certain yen-denominated life protection products. Independent Agency sales increased $5 million primarily driven by higher sales of Australian dollar-denominated annuity and retirement products. Life Consultant sales increased $4 million primarily due to higher sales of yen-denominated whole life products and sales of Australian dollar-denominated retirement products that were launched in the fourth quarter of 2014.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating results:
Capital debt interest expense	$(192)	$(146)
Operating debt interest expense, net of investment income	35	(44)
Pension and employee benefits	32	44
Other corporate activities(1)	(128)	(196)

Adjusted operating income	(253)	(342)

Realized investment gains (losses), net, and related adjustments	(925)	(1,159)
Related charges	15	0
Divested businesses	75	73

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,088)	$(1,428)

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $89 million. Operating debt interest expense, net of investment income, decreased $79 million, primarily reflecting increased income from higher levels of invested assets due to the transfer of invested assets to Corporate and Other operations related to the restructuring of the former Closed Block Business, lower levels of operating debt proceeds held in cash and the reassignment of operating debt to capital debt to support capital needs related to our annual assumption updates and our living benefits hedging program described in “—Capital Protection Framework” below. Net charges from other corporate activities decreased $68 million, primarily reflecting a gain on the sale of a home office property, the absence of an unfavorable change in our estimate of payments arising from the use of the Social Security Master Death file matching criteria in the first quarter of 2014, and a favorable change from updates to reserves for certain retained obligations relating to pre-demutualization policyholders.

Capital debt interest expense increased $46 million, primarily reflecting the reassignment of operating debt to capital debt, as discussed above. Results from pension and employee benefits decreased $12 million, primarily driven by an unfavorable comparative impact of retained benefit expenses and higher post-retirement plan expenses. Results for the qualified pension plan were essentially flat as the net positive impact of lower interest rates was offset by the negative impact of our mortality assumption update as of December 31, 2014.

Capital Protection Framework

Corporate and Other operations includes the results related to our Capital Protection Framework, which includes the capital hedge program. The capital hedge program broadly addresses the equity market exposure of the statutory capital of the Company as a whole, under stress scenarios, using equity-based derivatives. We also manage certain risks associated with our variable annuity products through our living benefit hedging program, which is described under “—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” In addition, we manage certain capital market related risks associated with various operations of our businesses through capital management strategies other than hedging of particular exposures.

The hedging costs included in adjusted operating income related to these programs were $4 million and $11 million for the three months ended March 31, 2015 and 2014, respectively. “Realized investment gains (losses), net and related adjustments” includes net losses of $852 million and $1,050 million for the three months ended March 31, 2015 and 2014, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk. The net losses were driven by declines in interest rates with respect to the exposures outstanding during the respective periods.

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

Divested Businesses

Divested Businesses Included in Corporate and Other

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

	Three Months Ended March 31,
	2015	2014
	(in millions)
Long-Term Care	$56	$76
Other	19	(3)

Total divested businesses income excluded from adjusted operating income	$75	$73

Long-Term Care. Results for the three months ended March 31, 2015, decreased in comparison to the prior year period, primarily reflecting lower realized gains on sales of invested assets.

Other. Results for the three months ended March 31, 2015, reflect a gain on sale of a real estate limited partnership interest of our former Financial Advisory business.

Closed Block Division

The Closed Block division includes our inforce traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional details.

Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block division will include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of March 31, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,833 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,419 million at March 31, 2015, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in millions)
U.S. GAAP results:
Revenues	$1,719	$1,566
Benefits and expenses	1,741	1,553

Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(22)	$13

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $35 million. Results for the first quarter of 2015 reflected an increase in net realized investment gains of $236 million primarily due to favorable changes in the value of derivatives and higher gains from sales of fixed maturities and equity securities. Net investment income decreased $66 million primarily reflecting the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business and lower income from non-coupon investments. Net insurance activity results declined $44 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2015 dividend scale and unfavorable mortality in the first quarter of 2015. As a result of the above and other variances, a $275 million policyholder dividend obligation expense was recorded in the first quarter of 2015, compared to a $99 million expense in the first quarter of 2014. As noted above, as of March 31, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,833 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $153 million primarily driven by a $236 million increase in net realized investment gains, partially offset by a $66 million decrease in net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $188 million, primarily driven by a $186 million increase in dividends to policyholders, including a $176 million increase in the policyholder dividend obligation expense reflecting higher cumulative earnings and a $10 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 dividend scale. The increase in benefits and expenses also reflected a $29 million increase in policyholders’ benefits, including changes in reserves, due to unfavorable mortality in the first quarter of 2015, partially offset by the runoff of policies inforce. General and administrative expenses, inclusive of interest expense, decreased $26 million, primarily driven by the decrease in interest expense related to the senior secured notes issued by Prudential Holdings LLC., which were redeemed in the fourth quarter of 2014.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $699 million in the first quarter of 2015 compared to $473 million in the first quarter of 2014. The first quarter 2015 income tax expense increased primarily due to the increase in pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures. In addition, during the fourth quarter of 2014, we changed the repatriation assertion for our Japanese insurance companies with respect to post 2013 operating earnings and AOCI, except realized and unrealized capital gains and losses. As a result, our income tax provision for the first quarter of 2015 includes a benefit from the lower local country tax rate for permanently reinvested earnings of our Japanese insurance operations.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $0 million and $4 million for the three months ended March 31, 2015 and 2014, respectively. For additional information regarding discontinued operations, see Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Experience-Rated Contractholder Liabilities,

Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains and losses are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.” Gains and losses on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

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

The following tables set forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$27	$173
Derivatives	110	(46)
Commercial mortgages and other loans	3	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(141)	(115)

Net gains (losses)	$(1)	$10

International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$56	$(72)
Change in experience-rated contractholder liabilities due to asset value changes	(56)	72

Net gains (losses)	$0	$0

Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$83	$101
Derivatives	110	(46)
Commercial mortgages and other loans	3	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(197)	(43)

Net gains (losses)	$(1)	$10

(1)	Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $1 million and $13 million as of March 31, 2015 and 2014, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)	Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $5 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value measurement establishes a framework that includes a three-level hierarchy used to classify the inputs used in measuring fair value. The level in the hierarchy within which the fair value falls is determined based on the lowest level input that is significant to the measurement. The fair values of assets and liabilities classified as Level 3 include at least one or more significant unobservable input in the measurement. See Note 13 to the Unaudited Interim Consolidated Financial Statements for an additional description of the valuation hierarchy levels as well as for the balances of assets and liabilities measured at fair value on a recurring basis by hierarchy level presented on a consolidated basis.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

	As of March 31, 2015				As of December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$258,359	$5,075	$41,063	$996	$255,424	$4,655	$43,666	$1,011
Trading account assets:
Fixed maturities	27,323	551	186	0	26,965	550	198	0
Equity securities	2,229	574	132	60	2,139	555	152	108
All other(2)	2,745	8	0	0	1,683	7	0	0

Subtotal	32,297	1,133	318	60	30,787	1,112	350	108
Equity securities, available-for-sale	6,592	262	3,614	1	6,339	272	3,522	3
Commercial mortgage and other loans	316	0	0	0	380	0	0	0
Other long-term investments	1,494	1,250	368	367	1,441	1,216	331	331
Short-term investments	4,656	0	770	0	5,898	0	1,837	0
Cash equivalents	12,254	0	1,382	0	10,647	0	1,198	0
Other assets	118	2	0	0	115	2	0	0

Subtotal excluding separate account assets	316,086	7,722	47,515	1,424	311,031	7,257	50,904	1,453
Separate account assets	302,706	25,067	0	0	296,435	24,662	0	0

Total assets	$618,792	$32,789	$47,515	$1,424	$607,466	$31,919	$50,904	$1,453

Future policy benefits	$9,473	$9,473	$0	$0	$8,182	$8,182	$0	$0
Other liabilities(2)	128	2	1	0	228	5	0	0
Notes issued by consolidated variable interest entities	6,810	6,810	0	0	6,033	6,033	0	0

Total liabilities	$16,411	$16,285	$1	$0	$14,443	$14,220	$0	$0

(1)	The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 5.3% and 3.0%, respectively, as of March 31, 2015, and 5.3% and 2.9%, respectively, as of December 31, 2014.
(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 exclude the impact of netting.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations and may require the application of a greater degree of judgment depending on market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. The following sections provide information regarding certain assets and liabilities which are valued using Level 3 inputs and could have a significant impact on our results of operations.

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.6 billion of public fixed maturities as of March 31, 2015 with values primarily based on indicative broker quotes, and approximately $1.0 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 for PFI excluding the Closed Block division totaled approximately $0.4 billion as of March 31, 2015. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds for PFI excluding the Closed Block division included in Level 3 totaled approximately $0.9 billion as of March 31, 2015.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $9.5 billion as of March 31, 2015. For additional information see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 5 to the Unaudited Interim Consolidated Financial Statements, notes issued by consolidated variable interest entities (“VIEs”) represent non-recourse notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the following significant items:

•	sale of investments;

•	maturities of foreign denominated investments;

•	adjustments to the cost basis of investments for other-than-temporary impairments;

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

The level of other-than-temporary impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of other-than-temporary impairments have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding other-than-temporary-impairments for fixed maturity and equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect

U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in certain variable annuity products with living benefit guarantees. Derivative contracts also include forward purchases and sales of “to be announced” (“TBA”) mortgage-backed securities primarily related to our dollar roll program. Many of these derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way.

Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

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

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments for the periods indicated. For additional details regarding adjusted operating income, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,988	$71
Closed Block division	373	137

Consolidated realized investment gains (losses), net	$2,361	$208

PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$360	$196
Equity securities	45	33
Commercial mortgage and other loans	9	8
Derivative instruments	1,545	(169)
Other	29	3

Total	$1,988	$71

Related adjustments	(326)	(22)

Realized investment gains (losses), net, and related adjustments	1,662	49

Related charges	(611)	(57)

Realized investment gains (losses), net, and related charges and adjustments	$1,051	$(8)

Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$108	$61
Equity securities	76	52
Commercial mortgage and other loans	2	0
Derivative instruments	193	24
Other	(6)	0

Total	$373	$137

2015 to 2014 Three Month Comparison

PFI excluding Closed Block Division

Net realized investment gains were $1,988 million and $71 million in the first quarter of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $360 million and $196 million in the first quarter of 2015 and 2014, respectively, as set forth in the following table:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$387	$322
Private bond prepayment premiums	21	12

Total gross realized investment gains	408	334

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(4)	(10)
Gross losses on sales and maturities(1)	(41)	(109)
Credit related losses on sales	(3)	(19)

Total gross realized investment losses	(48)	(138)

Realized investment gains (losses), net—Fixed Maturity Securities	$360	$196

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$346	$213

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $346 million and $213 million in the first quarter of 2015 and 2014, respectively, primarily driven by sales and maturities within our International Insurance segment. Gains associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life will be recognized in earnings over time as these assets mature or are sold. See “—Results of Operations by Segment—International Insurance Division” above. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first quarter of 2015 and 2014.

Net realized gains on equity securities were $45 million in the first quarter of 2015 and included net gains on sales of $50 million, primarily within our Retirement segment, partially offset by other-than-temporary impairments of $5 million. Net realized gains on equity securities were $33 million in the first quarter of 2014 and included net gains on sales of $41 million, primarily within our Corporate and Other segment, partially offset by other-than-temporary impairments of $8 million. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2015 and 2014.

Net realized gains on derivatives were $1,545 million in the first quarter of 2015, compared to net realized losses of $169 million in the first quarter of 2014. The net derivative gains in the first quarter of 2015 primarily reflect $724 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also contributing were $448 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $367 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies and $40 million of gains primarily representing risk fees earned on synthetic guaranteed investment contracts which are accounted for as derivatives under U.S. GAAP. The net derivative losses in 2014 primarily reflect $686 million of losses on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Partially offsetting these losses were net gains of $437 million on interest rate derivatives used to manage duration as interest rates decreased as well as $43 million of gains primarily representing risk fees earned on synthetic guaranteed investment contracts.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2015 include net negative related adjustments of $326 million compared to net negative related adjustments of $22 million for the first quarter 2014. Both periods were driven by settlements on interest rate and currency swaps as well as the termination of swaps used to hedge foreign-denominated earnings. Results for the first quarter of 2014 also included a negative related adjustment of $231 million reflecting the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations for which the foreign currency exposure is economically matched and offset in AOCI. We have implemented a new structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations for Financial Services Businesses by Segment—International Insurance Division” above.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the first quarter of 2015 include net related charges of $611 million, compared to net related charges of $57 million for the first quarter of 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

Net realized gains on other investments were $29 million in the first quarter of 2015 and included a $25 million gain related to the sale of a real estate investment and an $18 million gain on the sale of a real estate partnership interest. These gains were partially offset by other-than-temporary impairments of $19 million on joint ventures and limited partnerships. Net realized gains on other investments were $3 million in the first quarter of 2014.

During the first quarter of 2015, we recorded other-than-temporary impairments of $28 million in earnings, compared to $18 million in the first quarter of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$3	$6
Private fixed maturity securities	1	4

Total fixed maturity securities	4	10
Equity securities	5	8
Other invested assets(2)	19	0

Total	$28	$18

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$4	$7
Due to other accounting guidelines(3)	0	3

Total	$4	$10

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.
(3)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity other-than-temporary impairments in the first quarter of 2015 were concentrated in the consumer cyclical and capital goods sectors within corporate securities. These other-than-temporary impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity other-than-temporary impairments in the first quarter of 2014 were concentrated in the utility sector within corporate securities and in asset-backed securities collateralized by sub-prime mortgages.

Equity security other-than-temporary impairments in the first quarter of 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other-than-temporary impairments of other invested assets in the first quarter of 2015 were primarily due to declines in value of investments in limited partnerships in the energy sector.

Closed Block Division

Net realized investment gains were $373 million and $137 million in the first quarter of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $108 million and $61 million in the first quarter of 2015 and 2014, respectively, as set forth in the following table:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$112	$83
Private bond prepayment premiums	13	8

Total gross realized investment gains	125	91

Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(4)	(6)
Gross losses on sales and maturities(1)	(13)	(18)
Credit related losses on sales	0	(6)

Total gross realized investment losses	(17)	(30)

Realized investment gains (losses), net—Fixed Maturity Securities	$108	$61

Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$99	$65

(1)	Amounts exclude prepayment premiums, other-than-temporary-impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.
(2)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $76 million and $52 million in the first quarter of 2015 and 2014, respectively, primarily driven by net gains on sales. See below for additional information regarding the other-than-temporary impairments of equity securities in the first quarter of 2015 and 2014.

Net realized gains on derivatives were $193 million in the first quarter of 2015, compared to $24 million in the first quarter of 2014. Derivative gains in the first quarter of 2015 primarily reflect $176 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies. Also contributing were $14 million of gains on interest rate derivatives used to manage duration as interest rates decreased. Derivative gains in 2014 primarily reflect $19 million of gains on interest rate derivatives primarily used to manage duration and $14 million of gains on TBA forward contracts as interest rates declined, partially offset by net losses of $6 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against other currencies.

During the first quarter of 2015, we recorded other-than-temporary impairments of $11 million in earnings, compared to $8 million in the first quarter of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$2	$5
Private fixed maturity securities	2	1

Total fixed maturity securities	4	6
Equity securities	1	2
Other invested assets(2)	6	0

Total	$11	$8

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$4	$5
Due to other accounting guidelines	0	1

Total	$4	$6

(1)	Excludes the portion of other-than-temporary impairment recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(2)	Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

Fixed maturity other-than-temporary impairments in the first quarter of 2015 were concentrated in the capital goods and consumer cyclical sectors within corporate securities. Fixed maturity other-than-temporary impairments in the first quarter of 2014 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the consumer cyclical and finance sectors within corporate securities. These other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first quarter of 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other-than-temporary impairments of other invested assets in the first quarter of 2015 were primarily due to declines in value of investments in limited partnerships in the energy sector.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans, and non-coupon investments, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership and seed money in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division as of the dates indicated.

	March 31, 2015
	PFI excluding Closed Block Division		Closed Block Division	Consolidated
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$222,888	64.5%	$26,102	$248,990
Public, held-to-maturity, at amortized cost	1,962	0.6	0	1,962
Private, available-for-sale, at fair value	35,322	10.2	14,961	50,283
Private, held-to-maturity, at amortized cost	551	0.1	0	551
Trading account assets supporting insurance liabilities, at fair value	20,626	6.0	0	20,626
Other trading account assets, at fair value	1,438	0.4	318	1,756
Equity securities, available-for-sale, at fair value	6,585	1.9	3,613	10,198
Commercial mortgage and other loans, at book value	37,533	10.9	9,588	47,121
Policy loans, at outstanding balance	6,813	2.0	4,880	11,693
Other long-term investments(1)	7,206	2.1	2,896	10,102
Short-term investments	4,624	1.3	969	5,593

Total general account investments	345,548	100.0%	63,327	408,875

Invested assets of other entities and operations(2)	12,000		0	12,000

Total investments	$357,548		$63,327	$420,875

	December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division	Consolidated
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,539	64.4%	$28,626	$249,165
Public, held-to-maturity, at amortized cost	2,000	0.6	0	2,000
Private, available-for-sale, at fair value	34,738	10.1	15,039	49,777
Private, held-to-maturity, at amortized cost	575	0.2	0	575
Trading account assets supporting insurance liabilities, at fair value	20,263	5.9	0	20,263
Other trading account assets, at fair value	1,456	0.5	350	1,806
Equity securities, available-for-sale, at fair value	6,331	1.8	3,522	9,853
Commercial mortgage and other loans, at book value	36,538	10.7	9,475	46,013
Policy loans, at outstanding balance	6,798	2.0	4,914	11,712
Other long-term investments(1)	7,169	2.1	2,766	9,935
Short-term investments	5,874	1.7	2,037	7,911

Total general account investments	342,281	100.0%	66,729	409,010

Invested assets of other entities and operations(2)	10,976		0	10,976

Total investments	$353,257		$66,729	$419,986

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.
(2)	Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2015 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, the reinvestment of net investment income and the transfer of assets from the former Closed Block Business, partially offset by net business outflows. The general account investments attributable to the Closed Block division decreased in the first three months of 2015, primarily due to the transfer of assets related to the former Closed Block Business. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2015 and December 31, 2014, 41% of our general account investments, other than those of the Closed Block division, relate to our Japanese insurance operations.

Although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars, including those that support liabilities denominated in these currencies. As a result of continued growth in these portfolios, we have implemented a new structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure is effective for financial reporting beginning in the first quarter of 2015. For additional information, see “—Results of Operations by Segment—International Insurance Division” above.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2015	December 31, 2014
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$110,039	$111,991
Public, held-to-maturity, at amortized cost	1,962	2,000
Private, available-for-sale, at fair value	9,150	8,835
Private, held-to-maturity, at amortized cost	551	575
Trading account assets supporting insurance liabilities, at fair value	1,965	1,910
Other trading account assets, at fair value	657	672
Equity securities, available-for-sale, at fair value	2,683	2,504
Commercial mortgage and other loans, at book value	8,579	8,215
Policy loans, at outstanding balance	2,171	2,146
Other long-term investments(1)	2,005	1,606
Short-term investments	337	406

Total Japanese general account investments	$140,099	$140,860

(1)	Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2015 was primarily attributable to the translation impact of the yen and the Australian dollar weakening against the U.S. dollar, partially offset by a net increase in fair value driven by declining interest rates.

As of March 31, 2015, our Japanese insurance operations had $50.1 billion, at fair value, of investments denominated in U.S. dollars, including $4.2 billion that were hedged to yen through third party derivative contracts and $32.5 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2014, our Japanese insurance operations had $48.9 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third party derivative contracts and $31.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $1.2 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2014, is primarily attributable to a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $10.0 billion and $10.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2015 and December 31, 2014, respectively. The $0.4 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2014, is primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar, partially offset by a net increase in fair value driven by declining interest rates, as well as portfolio growth as a result of business inflows and the reinvestment of net investment income.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

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

	Three Months Ended March 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.96%	$2,200	4.78%	$427	4.07%	$2,627
Trading account assets supporting insurance liabilities	3.68	187	0.00	0	3.68	187
Equity securities	5.21	61	6.26	35	5.54	96
Commercial mortgage and other loans	4.55	419	5.17	122	4.68	541
Policy loans	4.88	83	5.84	71	5.28	154
Short-term investments and cash equivalents	0.22	9	1.37	3	0.27	12
Other investments	7.85	169	10.72	84	8.62	253

Gross investment income before investment expenses	3.97	3,128	5.27	742	4.17	3,870
Investment expenses	(0.13)	(93)	(0.22)	(33)	(0.15)	(126)

Investment income after investment expenses	3.84%	3,035	5.05%	709	4.02%	3,744

Investment results of other entities and operations(2)		25		0		25

Total investment income		$3,060		$709		$3,769

	Three Months Ended March 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.79%	$2,157	5.10%	$482	3.98%	$2,639
Trading account assets supporting insurance liabilities	3.83	199	0.00	0	3.83	199
Equity securities	5.46	63	3.34	21	4.72	84
Commercial mortgage and other loans	4.61	363	5.44	132	4.80	495
Policy loans	4.85	82	5.83	72	5.26	154
Short-term investments and cash equivalents	0.25	6	0.88	1	0.29	7
Other investments	11.72	250	17.73	104	13.02	354

Gross investment income before investment expenses	4.03	3,120	5.60	812	4.28	3,932
Investment expenses	(0.12)	(72)	(0.26)	(37)	(0.15)	(109)

Investment income after investment expenses	3.91%	3,048	5.34%	775	4.13%	3,823

Investment results of other entities and operations(2)		15		0		15

Total investment income		$3,063		$775		$3,838

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our asset management operations and derivative operations.

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the three months ended March 31, 2015, decreased compared to the three months ended March 31, 2014, due to lower income on non-coupon investments and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our general account investments, excluding the Closed Block division, other than the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains and losses.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$1,411	4.61%	$1,360
Trading account assets supporting insurance liabilities	3.80	175	3.92	185
Equity securities	5.93	47	6.40	45
Commercial mortgage and other loans	4.59	327	4.77	296
Policy loans	5.37	62	5.44	61
Short-term investments and cash equivalents	0.22	8	0.24	5
Other investments	7.40	114	13.30	202

Gross investment income before investment expenses	4.33	2,144	4.69	2,154
Investment expenses	(0.13)	(53)	(0.12)	(35)

Investment income after investment expenses	4.20%	2,091	4.57%	2,119

Investment results of other entities and operations(2)		25		15

Total investment income		$2,116		$2,134

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of our asset management operations and derivative operations.

The decrease in net investment income yield attributable to our general account investments, excluding the Closed Block division, other than the Japanese operations’ portfolio, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily the result of lower income from non-coupon investments.

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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.16%	$789	2.93%	$797
Trading account assets supporting insurance liabilities	2.52	12	2.87	14
Equity securities	3.65	14	3.97	18
Commercial mortgage and other loans	4.43	92	3.99	67
Policy loans	3.82	21	3.71	21
Short-term investments and cash equivalents	0.29	1	0.28	1
Other investments	8.96	55	7.83	48

Gross investment income before investment expenses	3.35	984	3.08	966
Investment expenses	(0.14)	(40)	(0.12)	(37)

Total investment income	3.21%	$944	2.96%	$929

(1)	Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period’s yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily attributable to a higher allocation of U.S. dollar-denominated investments and higher income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $35.2 billion and $32.6 billion, for the three months ended March 31, 2015 and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.2 billion and $8.5 billion for the three months ended March 31, 2015 and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—International Insurance Division.”

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2015				December 31, 2014
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,687	$2,090	$63	$22,714	$20,569	$1,984	$55	$22,498
Consumer non-cyclical	20,789	3,002	131	23,660	20,956	2,822	141	23,637
Utility	16,268	2,434	62	18,640	16,144	2,149	82	18,211
Capital goods	10,307	1,380	90	11,597	10,170	1,348	67	11,451
Consumer cyclical	9,469	1,223	41	10,651	9,447	1,129	37	10,539
Foreign agencies	5,220	1,380	35	6,565	5,186	1,227	38	6,375
Energy	11,233	1,249	209	12,273	11,395	1,135	275	12,255
Communications	6,593	1,116	30	7,679	6,465	1,021	41	7,445
Basic industry	5,926	696	61	6,561	6,003	640	71	6,572
Transportation	5,843	806	20	6,629	5,718	769	18	6,469
Technology	3,503	402	28	3,877	3,474	389	30	3,833
Industrial other	2,793	320	34	3,079	2,746	333	21	3,058

Total corporate securities	118,631	16,098	804	133,925	118,273	14,946	876	132,343
Foreign government(3)	69,317	11,873	100	81,090	70,327	11,286	111	81,502
Residential mortgage-backed	5,550	467	2	6,015	5,747	466	4	6,209
Asset-backed securities(4)	7,302	313	65	7,550	7,094	292	78	7,308
Commercial mortgage-backed	9,310	426	8	9,728	9,688	344	24	10,008
U.S. Government	11,910	3,897	3	15,804	11,493	3,468	5	14,956
State & Municipal(5)	6,096	827	8	6,915	5,163	693	3	5,853

Total(6)	$228,116	$33,901	$990	$261,027	$227,785	$31,495	$1,101	$258,179

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $306 million of gross unrealized gains and $2 million of gross unrealized losses as of March 31, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.
(3)	As of both March 31, 2015 and December 31, 2014, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 10% of the balance.
(4)	Includes securities collateralized by sub-prime mortgages. See “—Asset-Backed Securities” below.
(5)	Includes securities related to the Build America Bonds program.
(6)	Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” for additional information.

The increase in net unrealized gains from December 31, 2014 to March 31, 2015, was primarily due to a net decrease in interest rates in both the U.S. and Japan.

As of March 31, 2015, the Company had direct and indirect energy exposure of approximately $18 billion on a market value basis with a carrying value of approximately $17 billion, primarily through public and private corporate bonds, substantially all of which are investment grade. The Company could be exposed to future valuation declines or impairments if oil prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	March 31, 2015
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$96	$88	$1,380	$1,565	$1,627
Collateralized loan obligations	3,907	36	0	0	0	3,943	3,821
Collateralized by education loans(1)	28	419	0	0	0	447	382
Collateralized by credit cards	258	0	6	0	0	264	268
Collateralized by auto loans	514	0	0	0	0	514	492
Other asset-backed securities(2)	228	117	85	28	111	569	504

Total asset-backed securities(3)	$4,935	$573	$187	$116	$1,491	$7,302	$7,094

(1)	Approximately 99% of the $447 million of education loans included above carry a Department of Education guaranty as of March 31, 2015.
(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises, and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	March 31, 2015
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$93	$88	$1,515	$1,697	$1,742
Collateralized loan obligations	3,950	36	0	0	4	3,990	3,867
Collateralized by education loans(1)	28	441	0	0	0	469	398
Collateralized by credit cards	268	0	6	0	0	274	277
Collateralized by auto loans	517	0	0	0	0	517	493
Other asset-backed securities(2)	245	118	94	29	117	603	531

Total asset-backed securities(3)	$5,008	$596	$193	$117	$1,636	$7,550	$7,308

(1)	Approximately 99% of the $469 million of education loans included above carry a Department of Education guaranty as of March 31, 2015.
(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises, and timeshares.
(3)	Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2015, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to PFI excluding the Closed Block division decreased from $1.627 billion as of December 31, 2014, to $1.565 billion as of March 31, 2015, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages were $49 million as of March 31, 2015, and $55 million as of December 31, 2014. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,951	89.2%	$5,118	89.1%
Collateralized mortgage obligations	599	10.8	629	10.9

Total residential mortgage-backed securities	$5,550	100.0%	$5,747	100.0%

Portion rated AA or higher(2)	$5,466	98.5%	$5,672	98.7%

(1)	As of March 31, 2015, of these securities, $3.728 billion are supported by U.S. government and $1.223 billion are supported by foreign governments. As of December 31, 2014, of these securities, $3.855 billion were supported by the U.S. government and $1.263 billion were supported by foreign governments.
(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	March 31, 2015
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2014
Vintage	(in millions)
2015	$53	$1	$0	$0	$0	$54	$0
2014	2,389	1	0	0	0	2,390	2,383
2013	2,433	102	0	9	0	2,544	2,481
2012—2009	231	314	0	0	0	545	529
2008—2007	171	43	17	4	0	235	301
2006	2,423	88	7	4	0	2,522	2,576
2005 & Prior	1,002	13	4	0	1	1,020	1,418

Total commercial mortgage-backed securities(2)(3)(4)	$8,702	$562	$28	$17	$1	$9,310	$9,688

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2015, are downgraded super senior securities with amortized cost of $96 million in AA and $24 million in A.
(4)	Included in the table above, as of March 31, 2015, are agency commercial mortgage-backed securities with amortized cost of $453 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	March 31, 2015
	Lowest Rating Agency Rating(1)
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2014
Vintage	(in millions)
2015	$53	$1	$0	$0	$0	$54	$0
2014	2,538	1	0	0	0	2,539	2,474
2013	2,585	107	0	9	0	2,701	2,571
2012—2009	231	338	0	0	0	569	547
2008—2007	174	46	16	5	0	241	305
2006	2,469	92	7	4	0	2,572	2,642
2005 & Prior	1,028	20	4	0	0	1,052	1,469

Total commercial mortgage-backed securities(2)(3)	$9,078	$605	$27	$18	$0	$9,728	$10,008

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.
(2)	Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.
(3)	Included in the table above, as of March 31, 2015, are agency commercial mortgage-backed securities with fair value of $485 million, all rated AA.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”), evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2015				December 31, 2014
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$175,907	$27,716	$348	$203,275	$176,122	$25,715	$564	$201,273
2	42,694	5,285	474	47,505	42,111	4,934	402	46,643

Subtotal High or Highest Quality Securities(5)	218,601	33,001	822	250,780	218,233	30,649	966	247,916
3	6,597	566	96	7,067	6,619	537	58	7,098
4	2,142	212	41	2,313	2,228	204	50	2,382
5	497	102	27	572	441	83	24	500
6	279	20	4	295	264	22	3	283

Subtotal Other Securities(6)(7)	9,515	900	168	10,247	9,552	846	135	10,263

Total Fixed Maturities	$228,116	$33,901	$990	$261,027	$227,785	$31,495	$1,101	$258,179

(1)	Reflects equivalent ratings for investments of the international insurance operations.
(2)	Includes, as of March 31, 2015 and December 31, 2014, 1,010 securities with amortized cost of $5,299 million (fair value, $5,617 million) and 1,130 securities with amortized cost of $6,864 million (fair value, $7,342 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)	Includes $306 million of gross unrealized gains and $2 million of gross unrealized losses as of March 31, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.
(4)	As of March 31, 2015, includes gross unrealized losses of $80 million on public fixed maturities and $88 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2014, includes gross unrealized losses of $71 million on public fixed maturities and $64 million on private fixed maturities considered to be other than high or highest quality.
(5)	On amortized cost basis, as of March 31, 2015, includes $188,990 million of public fixed maturities and $29,611 million of private fixed maturities and, as of December 31, 2014, includes $189,713 million of public fixed maturities and $28,520 million of private fixed maturities.
(6)	On an amortized cost basis, as of March 31, 2015, includes $6,102 million of public fixed maturities and $3,413 million of private fixed maturities and, as of December 31, 2014, includes $5,712 million of public fixed maturities and $3,840 million of private fixed maturities.
(7)	On an amortized cost basis, as of March 31, 2015, securities considered below investment grade based on lowest of external rating agency ratings, total $11.2 billion, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

As of March 31, 2015 and December 31, 2014, PFI excluding the Closed Block division had $1.3 billion and $1.5 billion notional amounts of exposure, respectively, where we have sold credit protection through credit derivatives, reported at fair value as a liability of less than $1 million and $2 million, respectively. Adjusted operating income from credit derivatives we sold was $1.4 million and $0 million for the three months ended March 31, 2015 and 2014, respectively, which represents net premiums received attributable to each period. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of March 31, 2015 and December 31, 2014, PFI excluding the Closed Block division had $481 million and $405 million of notional amounts, respectively, reported at fair value as a liability of $11 million for both periods. Adjusted operating income from credit derivatives we purchased was a loss of $3 million and a loss of $7 million for the three months ended March 31, 2015 and 2014, respectively, which represents net premiums paid attributable to each period. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding other-than-temporary impairments for fixed maturity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Other-than-temporary impairments of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $4 million and $10 million for the three months ended March 31, 2015 and 2014, respectively.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$732	$732	$196	$196
Fixed maturities:
Corporate securities	11,972	12,473	11,922	12,439
Commercial mortgage-backed securities	2,322	2,383	2,505	2,546
Residential mortgage-backed securities	1,577	1,621	1,640	1,676
Asset-backed securities	1,138	1,160	1,180	1,198
Foreign government bonds	627	647	621	650
U.S. government authorities and agencies and obligations of U.S. states	303	372	303	372

Total fixed maturities	17,939	18,656	18,171	18,881
Equity securities	945	1,238	896	1,186

Total trading account assets supporting insurance liabilities	$19,616	$20,626	$19,263	$20,263

As a percentage of amortized cost, 76% and 75% of the portfolio was publicly traded as of March 31, 2015 and December 31, 2014, respectively. As of both March 31, 2015 and December 31, 2014, 92% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2015, $1.529 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $40 million secured by “ALT-A” mortgages, represented the remaining $48 million of residential mortgage-backed securities, of which 43% have credit ratings of A or better and 57% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	844	821	849	878
Equity securities(1)	539	616	502	577

Total other trading account assets	$1,384	$1,438	$1,352	$1,456

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $844 million of fixed maturities as of March 31, 2015, on an amortized cost basis, are $32 million of asset-backed securities, 63% of which have credit ratings of A or above, 18% have BBB credit ratings, and the remaining 19% have BB and below credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of both March 31, 2015 and December 31, 2014, we held approximately 11% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans. This percentage is net of a $96 million and $99 million allowance for losses as of March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2015	December 31, 2014
	(in millions)
Commercial and agricultural mortgage loans	$35,904	$34,882
Uncollateralized loans	1,039	1,045
Residential property loans	370	392
Other collateralized loans	316	318

Total commercial mortgage and other loans(1)	$37,629	$36,637

(1)	Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Other collateralized loans include collateralized structured loans and consumer loans.

Composition of Commercial and Agricultural Mortgage Loans

Our commercial and agricultural mortgage loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division by geographic region and property type as of the dates indicated.

	March 31, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$11,370	31.7%	$10,951	31.4%
South Atlantic	7,253	20.2	6,939	19.9
Middle Atlantic	4,584	12.8	4,595	13.2
East North Central	2,727	7.6	2,662	7.6
West South Central	3,688	10.3	3,671	10.5
Mountain	1,678	4.7	1,646	4.7
New England	1,733	4.8	1,736	5.0
West North Central	626	1.7	580	1.7
East South Central	494	1.4	258	0.7

Subtotal-U.S.	34,153	95.2	33,038	94.7
Asia	567	1.6	693	2.0
Other	1,184	3.2	1,151	3.3

Total commercial and agricultural mortgage loans	$35,904	100.0%	$34,882	100.0%

	March 31, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,328	17.6%	$6,266	18.0%
Retail	6,726	18.8	6,515	18.7
Office	7,444	20.7	7,111	20.4
Apartments/Multi-Family	8,921	24.8	8,536	24.4
Other	2,875	8.0	2,972	8.5
Agricultural properties	1,809	5.1	1,787	5.1
Hospitality	1,801	5.0	1,695	4.9

Total commercial and agricultural mortgage loans	$35,904	100.0%	$34,882	100.0%

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

As of March 31, 2015, our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.36 times, and a weighted average loan-to-value ratio of 54%. As of March 31, 2015, approximately 96% of commercial and agricultural mortgage loans were fixed rate loans. For those general account commercial and agricultural mortgage loans that were originated in 2015, the weighted average debt service coverage ratio was 2.35 times and the weighted average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio included approximately $1.7 billion and $1.3 billion of such loans as of March 31, 2015 and December 31, 2014, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2015, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	March 31, 2015
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to <1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$18,763	$391	$218	$19,372
60%-69.99%	10,760	341	183	11,284
70%-79.99%	4,237	519	15	4,771
Greater than 80%	219	108	150	477

Total commercial and agricultural mortgage loans	$33,979	$1,359	$566	$35,904

The following table sets forth the breakdown of our commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division by year of origination as of March 31, 2015.

	March 31, 2015
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2015	$1,830	5.1%
2014	7,721	21.5
2013	8,432	23.5
2012	4,449	12.4
2011	4,601	12.8
2010	2,880	8.0
2009	690	1.9
2008 & prior	5,301	14.8

Total commercial and agricultural mortgage loans	$35,904	100.0%

Commercial and Agricultural Mortgage Loan Quality

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, was $37,629 million and $36,637 million as of March 31, 2015 and December 31, 2014, respectively. As a percentage of recorded investment gross of allowance, more than 99.8% of these assets were current for both periods.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in millions)
Allowance, beginning of year	$99	$164
Addition to (release of) allowance for losses	(3)	(55)
Charge-offs, net of recoveries	0	(8)
Change in foreign exchange	0	(2)

Allowance, end of period	$96	$99

Loan specific reserve	$5	$5
Portfolio reserve	$91	$94

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses as of the dates indicated.

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$22	$2	$0	$24	$23	$3	$1	$25
Mutual fund common stocks(1)	2,740	493	19	3,214	2,638	468	30	3,076
Other common stocks	2,013	1,351	17	3,347	2,064	1,190	24	3,230

Total equity securities(2)	$4,775	$1,846	$36	$6,585	$4,725	$1,661	$55	$6,331

(1)	Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.
(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

Other-Than-Temporary Impairments of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. For additional information regarding our policies regarding other-than-temporary impairments for equity securities see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Impairments of equity securities attributable to PFI excluding the Closed Block division were $5 million and $8 million for the three months ended March 31, 2015 and 2014, respectively. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	March 31, 2015	December 31, 2014
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related(1)	$4,354	$4,267
Real estate-related	225	235
Real estate held through direct ownership	1,790	1,795
Other(2)	837	872

Total other long-term investments	$7,206	$7,169

(1)	Primarily includes investments in private equity and hedge funds.
(2)	Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

Other-Than Temporary Impairments of Other Long-Term Investments

Other long-term investments consist of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned real estate and other investments. For joint ventures and limited partnerships, the carrying value of these investments is written down, or impaired to fair value when a decline in value is considered to be other-than-temporary.

Impairments on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $19 million for the three months ended March 31, 2015. There were no impairments on joint ventures and limited partnerships for the three months ended 2014. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.

For additional information regarding our policies regarding other-than-temporary impairments for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table sets forth the composition of the investments held outside the general account as of the dates indicated.

	March 31, 2015	December 31, 2014
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$98	$96
Private, available-for-sale, at fair value	51	52
Other trading account assets, at fair value	10,233	9,068
Equity securities, available-for-sale, at fair value	8	8
Commercial mortgage and other loans, at book value(1)	357	419
Other long-term investments	899	986
Short-term investments	354	347

Total investments	$12,000	$10,976

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board (“FSB”) has identified the Company as a global systemically important insurer (“G-SII”). For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the three months ended March 31, 2015, we took the following significant actions that impacted our liquidity and capital position:

•

On January 2, 2015, we repurchased and cancelled all of the outstanding shares of our Class B Stock for a cash purchase price of $651 million. In accordance with the terms of the Class B Stock repurchase agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. Accordingly, the final purchase price of the Class B Stock could change;

•	We repurchased $250 million of shares of our Common Stock and declared aggregate Common Stock dividends of $267 million; and

•	We obtained additional financing for Guideline AXXX reserves by increasing the amount outstanding under one of our captive financing facilities by $262 million.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2015, the Company had $41.2 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2015	December 31, 2014
	(in millions)
Attributed Equity(1)	$27,292	$25,720
Junior subordinated debt (i.e. hybrid securities)	4,884	4,884
Other capital debt	9,051	8,451

Total capital	$41,227	$39,055

(1)	Excludes AOCI.

The increase in other capital debt from December 31, 2014 primarily reflects additional capital required as a result of lower interest rates, reflecting our management of interest rate risk through our Capital Protection Framework.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2014(1), the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries:

Prudential Insurance(2)	498%
Prudential Annuities Life Assurance Corporation (“PALAC”)	647%

(1)	The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.
(2)	Includes PRIAC, Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), a subsidiary of Pruco Life.

The table below presents the Solvency Margin ratios of our most significant international insurance subsidiaries as of December 31, 2014:

Prudential of Japan	909%
Gibraltar Life consolidated(1)	898%

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

All of our domestic and international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

The regulatory capital levels of our domestic and international insurance subsidiaries can be materially impacted by interest rate, equity market and real estate market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of our investment portfolio, foreign exchange rate movements and business growth, among other items. In addition, particularly for our domestic insurance subsidiaries, the recapture of business subject to third-party reinsurance arrangements due to, for example, defaults by, or credit quality migration affecting, the third-party reinsurers could negatively impact regulatory capital. Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. We evaluate the regulatory capital of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.

Our Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. Potential sources of capital include on-balance sheet capital, derivatives and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and Solvency Margins under a range of potential stress scenarios.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

In June 2014, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2014 through June 30, 2015. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2015:

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2015	$0.58	$267	3.1	$250

As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the Federal Reserve System. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Board of Directors.

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed on a quarterly basis for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.

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

As of March 31, 2015, Prudential Financial had cash and short-term investments of $11,382 million, an increase of $318 million from December 31, 2014. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $3,825 million as of March 31, 2015, a decrease of $491 million from December 31, 2014.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2015
(in millions)
Sources:
Net receipts under intercompany loan agreements(1)	$2,572
Dividends and/or returns of capital from subsidiaries(2)	596
Proceeds from the issuance of retail medium-term notes	107
Proceeds from stock-based compensation and exercise of stock options	82
Proceeds from short-term debt, net of repayments	31
Interest income from subsidiaries on intercompany agreements, net of interest paid	10

Total sources	3,398

Uses:
Capital contributions to subsidiaries(3)	1,172
Maturities of medium-term notes, excluding retail medium-term notes	1,000
Class B Stock repurchase(4)	651
Net income tax payments	267
Common Stock dividends(5)	268
Share repurchases(6)	252
Interest paid on external debt	154
Repayment of retail medium-term notes	35
Other, net	90

Total uses	3,889

Net increase (decrease) in cash and short-term investments	$(491)

(1)	Includes net receipts from subsidiaries of $2,113 million from Pruco Reinsurance, Ltd. (“Pruco Re”) and $228 million from Asset Management subsidiaries, and net proceeds of $231 million from the issuance of a note to Gibraltar Life.
(2)	Includes dividends and/or returns of capital of $473 million from International subsidiaries, $112 million from Asset Management subsidiaries, $10 million from Prudential Annuities Holding Company, and $1 million from other subsidiaries.
(3)	Includes capital contributions of $1,145 million to Pruco Re, $24 million to International subsidiaries, and $3 million to Asset Management subsidiaries.
(4)	Class B Stock repurchase settlement.
(5)	Includes cash payments made on dividends declared in prior periods.
(6)	Excludes $11 million related to trades that settled in April 2015.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for details on specific dividend restrictions.

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. In May 2015, Prudential Insurance received approval from NJDOBI to pay an extraordinary dividend of up to $1.95 billion to Prudential Financial; however, payment of the dividend is subject to declaration by the Board of Directors of Prudential Insurance.

International insurance subsidiaries. Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. During the first three months of 2015, Prudential of Korea paid a dividend of (Won)35.0 billion, or approximately $30 million, to its parent, Prudential International Insurance Holding Ltd., which was ultimately sent to Prudential Financial.

Other subsidiaries. The ability of our asset management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

Liquidity of Insurance Subsidiaries

There have been no material changes to the liquidity position of our domestic and international insurance subsidiaries since December 31, 2014. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

The principal sources of liquidity for our insurance subsidiaries are premiums and certain annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

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

	March 31, 2015
	Prudential Insurance	PLIC(1)	PRIAC	Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$4.0	$2.4	$0.8	$1.0	$8.2	$7.7
Fixed maturity investments:
High or highest quality	94.9	35.6	18.3	8.6	157.4	157.8
Other than high or highest quality	5.6	3.6	1.6	0.6	11.4	11.6

Subtotal	100.5	39.2	19.9	9.2	168.8	169.4
Public equity securities	0.2	3.7	0.0	0.1	4.0	4.0

Total	$104.7	$45.3	$20.7	$10.3	$181.0	$181.1

(1)	Prudential Legacy Insurance Company of New Jersey.
(2)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2015
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$1.0	$1.7	$1.2	$3.9	$2.1
Fixed maturity investments:
High or highest quality(3)	27.2	81.2	14.8	123.2	123.9
Other than high or highest quality	0.5	2.6	0.2	3.3	3.0

Subtotal	27.7	83.8	15.0	126.5	126.9
Public equity securities	1.7	2.4	0.4	4.5	4.3

Total	$30.4	$87.9	$16.6	$134.9	$133.3

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.
(2)	Represents our international insurance operations, excluding Japan.
(3)	Of the $123.2 billion of fixed maturity investments that are not designated as held–to-maturity and considered high or highest quality as of March 31, 2015, $84.3 billion, or 68%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to Pruco Re. This enables us to execute our living benefit hedging program primarily within a single legal entity. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to liquidity to meet its payment obligations under this program, such as payments for periodic settlements, purchases, maturities, terminations and breakage. Pruco Re’s liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of capital contributions and loans from Prudential Financial and other affiliates.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. In addition, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under the Dodd-Frank Act. These cleared derivatives typically have additional collateral requirements. As of March 31, 2015, the living benefit hedging derivatives were in a net receive position of $6.8 billion compared to a net receive position of $4.7 billion as of December 31, 2014. The change in collateral position was primarily driven by a decline in interest rates.

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

Income Hedges—We hedge a portion of our prospective non-U.S. dollar-denominated earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2015, we have hedged 100%, 84% and 39% of expected yen-based earnings for 2015, 2016 and 2017, respectively.

Equity Hedges—We hold both internal and external hedges primarily to hedge our U.S. dollar-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their U.S. dollar-denominated investments hedging our U.S. dollar-equivalent equity attributable to changes in the yen-dollar exchange rate.

For additional information on our hedging strategy, see “—Results of Operations by Segment—International Insurance Division.”

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

	Three months ended March 31,
Cash Settlements:	2015	2014
	(in millions)
Income Hedges (External)(1)	$83	$77
Equity Hedges:
Internal	238	267
External	(63)	(8)

Total Equity Hedges	175	259

Total Cash Settlements	$258	$336

	As of
	March 31,	December 31,
Asset/(Liability):	2015	2014
	(in millions)
Income Hedges (External)(2)	$329	$404
Equity Hedges:
Internal	1,715	1,841
External	716	597

Total Equity Hedges(3)	2,431	2,438

Total Assets/(Liabilities)	$2,760	$2,842

(1)	Includes Korean won related cash settlements of $(2) million and $(5) million for the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes a Korean won related asset of $9 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively.
(3)	Approximately 24%, 18% and 58% of the net asset as of March 31, 2015 is scheduled to settle in the remainder of 2015, 2016 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations since December 31, 2014.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed throughout this section, Prudential Financial and certain subsidiaries have access to the following alternative sources of liquidity:

•	Asset-based financing, as discussed further below.

•

Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of March 31, 2015, Prudential Insurance had an estimated maximum borrowing capacity of $7.5 billion, of which $2.2 billion was outstanding. PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of March 31, 2015, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $5.5 billion and $2.0 billion, respectively.

•

Commercial paper programs maintained by Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $128 million and $363 million, respectively, were outstanding as of March 31, 2015.

•

A $4.0 billion syndicated, committed credit facility that expires in April 2020 and has Prudential Financial and Prudential Funding as borrowers. This credit facility, which was entered into on April 14, 2015, amends and restates our previously-existing $2.0 billion five-year credit facility and $1.75 billion three-year credit facility. There were no outstanding borrowings under any of these credit facilities as of March 31, 2015 or as of the date of this filing.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2015			December 31, 2014
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	(in millions)
Securities sold under agreements to repurchase	$4,308	$3,458	$7,766	$5,492	$3,915	$9,407
Cash collateral for loaned securities	3,024	1,413	4,437	3,064	1,177	4,241
Securities sold but not yet purchased	32	0	32	77	0	77

Total(1)	$7,364	$4,871	$12,235	$8,633	$5,092	$13,725

Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$5,629	$2,021	$7,650	$6,610	$1,975	$8,585
Weighted average maturity, in days(2)	29	28		23	52

(1)	The daily weighted average outstanding for the three months ended March 31, 2015 was $8,812 million for PFI excluding the Closed Block division and $5,225 million for the Closed Block division.
(2)	Excludes securities that may be returned to the Company overnight.

As of March 31, 2015, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $106.2 billion, of which $12.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2015, we believe approximately $18.0 billion of the remaining eligible assets are readily lendable, including approximately $13.7 billion relating to PFI excluding the Closed Block division, of which $2.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.3 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2015, total short- and long-term debt of the Company on a consolidated basis was $22.7 billion, a decrease of $1.0 billion from December 31, 2014. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2015			December 31, 2014
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$128	$363	$491	$97	$386	$483
Current portion of long-term debt and other(1)(2)	1,438	1,084	2,522	2,222	1,134	3,356

Subtotal	1,566	1,447	3,013	2,319	1,520	3,839

General obligation long-term debt:
Senior debt(1)	11,033	1,925	12,958	11,177	1,927	13,104
Junior subordinated debt	4,884	0	4,884	4,884	0	4,884
Surplus notes(3)	0	1,341	1,341	0	1,341	1,341

Subtotal	15,917	3,266	19,183	16,061	3,268	19,329

Total general obligations	17,483	4,713	22,196	18,380	4,788	23,168

Limited recourse borrowing(4):
Long-term debt	0	520	520	0	502	502

Total limited recourse borrowings	0	520	520	0	502	502

Total borrowings	$17,483	$5,233	$22,716	$18,380	$5,290	$23,670

(1)	Does not include $2,709 million and $2,705 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2015 and December 31, 2014 respectively, or $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of both March 31, 2015 and December 31, 2014. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form-10K for the year ended December 31, 2014.
(2)	Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at March 31, 2015. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.
(3)	Amounts are net of assets under set-off arrangements of $4,235 million and $3,973 million as of March 31, 2015 and December 31, 2014, respectively.
(4)	Limited and non-recourse borrowing primarily represents mortgage debt of our insurance subsidiaries that has recourse only to real estate investment property.

As of March 31, 2015 and December 31, 2014, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Prudential Financial’s borrowings of $17.5 billion decreased $0.9 billion from December 31, 2014, driven by the maturity of $1.0 billion of medium-term notes, partially offset by the issuance of $0.1 billion of retail notes. Borrowings of our subsidiaries of $5.2 billion were essentially unchanged from December 31, 2014.

Term and Universal Life Reserve Financing

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.25 billion of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2015, an aggregate of $5.235 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $262 million from December 31, 2014. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2015:

	Surplus Note		Outstanding as of March 31, 2015		Facility Size
Credit-Linked Note Structures:	Issue Dates	Maturity Dates
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,100		3,500
XXX	2014	2034	1,000	(1)	1,000
XXX	2014	2024	385		1,750

Total Credit-Linked Note Structures			$5,235		$8,250

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in these structures.

As of March 31, 2015, we also had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2015, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1 2015 and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. We expect that AG 48 will require us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves for certain of our term and universal life policies. However, we are continuing to review the application of AG 48 to our business and have not yet finalized our analysis of the impact on us. We are also currently evaluating the effect of AG 48 more generally on our use of captives and any future financing of statutory reserves for our term and universal life business.

Other Insurance Financing

On February 18, 2015, PLIC entered into a twenty-year financing facility with certain unaffiliated financial institutions and a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes issued by the affiliate. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC.

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our financial strength and credit ratings and their impact on our business. There have been no significant changes or actions in our ratings or rating outlooks since January 1, 2015 through the date of this filing.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments in the future. See “Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 15 to our Unaudited Interim Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity associated with other activities—Asset Management operations.”

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4.	CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2015, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2015 through January 31, 2015	1,015,289	$82.22	1,013,495
February 1, 2015 through February 28, 2015	1,570,526	$79.57	1,049,460
March 1, 2015 through March 31, 2015	1,042,245	$81.15	1,026,908

Total	3,628,060	$80.76	3,089,863	$250,006,087

(1)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).
(2)	In June 2014, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2014 through June 30, 2015.

ITEM 6.	EXHIBITS

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.

By:	/s/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 7, 2015

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc., effective January 22, 2015. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

10.1	Amended and Restated Credit Agreement dated as of April 14, 2015 among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JP Morgan, as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s April 17, 2015 Current Report on Form 8-K.

10.2	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.

10.3	Annual Incentive Payment Criteria for Executive Officers effective for awards in 2015 in respect of 2014 and for subsequent years. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 10, 2015 Current Report on Form 8-K.

10.4	Form of Terms and Conditions relating to awards to executive officers in 2015 under the Omnibus Incentive Plan of stock options, performance shares and performance units and book value units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 21st Floor

Newark, New Jersey 07102