Form 10-Q
period 2015-06-30
PRUDENTIAL FINANCIAL INC
filed 2015-08-06
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 451 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2015 and December 31, 2014 (in millions, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015-$262,820; 2014-$265,116)(1)	$290,063	$299,090
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2015-$2,674; 2014-$2,902)(1)	2,396	2,575
Trading account assets supporting insurance liabilities, at fair value(1)	20,267	20,263
Other trading account assets, at fair value(1)	12,749	10,874
Equity securities, available-for-sale, at fair value (cost: 2015-$6,870; 2014-$6,921)	9,901	9,861
Commercial mortgage and other loans (includes $391 and $380 measured at fair value under the fair value option at June 30, 2015 and December 31, 2014, respectively)(1)	48,569	46,432
Policy loans	11,652	11,712
Other long-term investments (includes $1,267 and $1,082 measured at fair value under the fair value option at June 30, 2015 and December 31, 2014, respectively)(1)	10,678	10,921
Short-term investments	5,669	8,258
Total investments	411,944	419,986
Cash and cash equivalents(1)	17,038	14,918
Accrued investment income(1)	3,117	3,130
Deferred policy acquisition costs	16,569	15,971
Value of business acquired	2,994	2,836
Other assets(1)	14,728	13,379
Separate account assets	296,341	296,435
TOTAL ASSETS	$762,731	$766,655
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$216,555	$217,766
Policyholders’ account balances(1)	135,630	136,150
Policyholders’ dividends	6,528	7,661
Securities sold under agreements to repurchase	7,863	9,407
Cash collateral for loaned securities	3,808	4,241
Income taxes	9,239	9,881
Short-term debt	3,621	3,839
Long-term debt	20,264	19,831
Other liabilities(1)	13,135	13,037
Notes issued by consolidated variable interest entities (includes $7,434 and $6,033 measured at fair value under the fair value option at June 30, 2015 and December 31, 2014, respectively)(1)	7,455	6,058
Separate account liabilities	296,341	296,435
Total liabilities	720,439	724,306
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both June 30, 2015 and December 31, 2014)	6	6
Class B Stock ($.01 par value; 0 shares authorized and issued at June 30, 2015; 10,000,000 shares authorized and 2,000,000 shares issued at December 31, 2014)	0	0
Additional paid-in capital	24,397	24,565
Common Stock held in treasury, at cost (208,199,088 and 205,277,862 shares at June 30, 2015 and December 31, 2014, respectively)	(13,398)	(13,088)
Class B Stock held in treasury, at cost (0 and 2,000,000 shares at June 30, 2015 and December 31, 2014, respectively)	0	(651)
Accumulated other comprehensive income (loss)	13,404	16,050
Retained earnings	17,314	14,888
Total Prudential Financial, Inc. equity	41,723	41,770
Noncontrolling interests	569	579
Total equity	42,292	42,349
TOTAL LIABILITIES AND EQUITY	$762,731	$766,655
__________

(1)	See Note 5 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Premiums	$7,582	$6,068	$14,229	$11,936
Policy charges and fee income	1,250	1,520	2,858	3,021
Net investment income	3,671	3,754	7,440	7,592
Asset management and service fees	956	928	1,908	1,832
Other income	124	267	339	802
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(54)	(32)	(68)	(111)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	25	6	31	69
Other realized investment gains (losses), net	158	635	2,527	859
Total realized investment gains (losses), net	129	609	2,490	817
Total revenues	13,712	13,146	29,264	26,000
BENEFITS AND EXPENSES
Policyholders’ benefits	7,852	6,466	15,091	12,852
Interest credited to policyholders’ account balances	676	1,178	1,909	2,193
Dividends to policyholders	437	711	1,218	1,311
Amortization of deferred policy acquisition costs	135	482	924	919
General and administrative expenses	2,483	2,802	5,245	5,500
Total benefits and expenses	11,583	11,639	24,387	22,775
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,129	1,507	4,877	3,225
Total income tax expense (benefit)	679	404	1,378	877
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,450	1,103	3,499	2,348
Equity in earnings of operating joint ventures, net of taxes	9	6	6	6
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,459	1,109	3,505	2,354
Income (loss) from discontinued operations, net of taxes	0	4	0	8
NET INCOME (LOSS)	1,459	1,113	3,505	2,362
Less: Income (loss) attributable to noncontrolling interests	53	23	63	34
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,406	$1,090	$3,442	$2,328
EARNINGS PER SHARE(1)
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.07	$2.25	$7.52	$4.87
Income (loss) from discontinued operations, net of taxes	0.00	0.01	0.00	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$3.07	$2.26	$7.52	$4.89
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.03	$2.21	$7.40	$4.79
Income (loss) from discontinued operations, net of taxes	0.00	0.01	0.00	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$3.03	$2.22	$7.40	$4.81
Dividends declared per share of Common Stock	$0.58	$0.53	$1.16	$1.06
__________

(1)
For the three and six months ended June 30, 2015, represents consolidated earnings per share of Common Stock. For the three and six months ended June 30, 2014, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 8 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2015 and 2014 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$1,459	$1,113	$3,505	$2,362
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(96)	167	(163)	247
Net unrealized investment gains (losses)	(6,702)	3,251	(4,212)	6,319
Defined benefit pension and postretirement unrecognized periodic benefit	54	20	106	43
Total	(6,744)	3,438	(4,269)	6,609
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(2,380)	1,158	(1,569)	2,205
Other comprehensive income (loss), net of taxes	(4,364)	2,280	(2,700)	4,404
Comprehensive income (loss)	(2,905)	3,393	805	6,766
Less: Comprehensive income (loss) attributable to noncontrolling interests	37	24	9	42
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(2,942)	$3,369	$796	$6,724

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2015 and 2014 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(500)			(500)		(500)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								23	23
Distributions to noncontrolling interests								(42)	(42)
Stock-based compensation programs		(1)		190			189		189
Dividends declared on Common Stock			(532)				(532)		(532)
Comprehensive income:
Net income (loss)			3,442				3,442	63	3,505
Other comprehensive income (loss), net of tax						(2,646)	(2,646)	(54)	(2,700)
Total comprehensive income (loss)							796	9	805
Balance, June 30, 2015	$6	$24,397	$17,314	$(13,398)	$0	$13,404	$41,723	$569	$42,292

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$6	$24,475	$14,531	$(12,415)	$0	$8,681	$35,278	$603	$35,881
Common Stock acquired				(500)			(500)		(500)
Contributions from noncontrolling interests		(3)					(3)	2	(1)
Distributions to noncontrolling interests								(54)	(54)
Consolidations (deconsolidations) of noncontrolling interests								19	19
Stock-based compensation programs		6		192			198		198
Dividends declared on Common Stock			(493)				(493)		(493)
Dividends declared on Class B Stock			(9)				(9)		(9)
Comprehensive income:
Net income (loss)			2,328				2,328	34	2,362
Other comprehensive income (loss), net of tax						4,396	4,396	8	4,404
Total comprehensive income (loss)							6,724	42	6,766
Balance, June 30, 2014	$6	$24,478	$16,357	$(12,723)	$0	$13,077	$41,195	$612	$41,807

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014 (in millions)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,505	$2,362
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,490)	(817)
Policy charges and fee income	(760)	(1,032)
Interest credited to policyholders’ account balances	1,909	2,193
Depreciation and amortization	(48)	179
(Gains) losses on trading account assets supporting insurance liabilities, net	137	(324)
Change in:
Deferred policy acquisition costs	(387)	(429)
Future policy benefits and other insurance liabilities	3,157	3,251
Other trading account assets	(62)	(1)
Income taxes	1,038	898
Derivatives, net	(1,919)	302
Other, net	(605)	(1,027)
Cash flows from (used in) operating activities	3,475	5,555
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	24,630	26,535
Fixed maturities, held-to-maturity	121	232
Trading account assets supporting insurance liabilities and other trading account assets	6,595	6,098
Equity securities, available-for-sale	2,488	2,483
Commercial mortgage and other loans	2,392	1,673
Policy loans	1,119	1,096
Other long-term investments	490	208
Short-term investments	41,720	35,249
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(23,175)	(32,670)
Fixed maturities, held-to-maturity	0	(23)
Trading account assets supporting insurance liabilities and other trading account assets	(8,433)	(7,563)
Equity securities, available-for-sale	(2,101)	(2,289)
Commercial mortgage and other loans	(4,372)	(3,527)
Policy loans	(907)	(969)
Other long-term investments	(870)	(847)
Short-term investments	(39,095)	(33,301)
Acquisition of business, net of cash acquired.	0	(23)
Derivatives, net	148	(115)
Other, net	(36)	228
Cash flows from (used in) investing activities	714	(7,525)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	10,730	12,226
Policyholders’ account withdrawals	(10,678)	(11,617)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,978)	736
Cash dividends paid on Common Stock	(537)	(495)
Cash dividends paid on Class B Stock	0	(10)
Net change in financing arrangements (maturities 90 days or less)	493	324
Common Stock acquired	(502)	(500)
Class B stock acquired	(651)	0
Common Stock reissued for exercise of stock options	125	138
Proceeds from the issuance of debt (maturities longer than 90 days)	3,348	2,817
Repayments of debt (maturities longer than 90 days)	(2,166)	(971)
Excess tax benefits from share-based payment arrangements	14	16
Other, net	(307)	(47)
Cash flows from (used in) financing activities	(2,109)	2,617
Effect of foreign exchange rate changes on cash balances	40	74
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,120	721
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,918	11,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,038	$12,160

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$109	$94
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$1,553	$0
Liabilities assumed	1,919	0
Net cash received	$366	$0
Acquisition of Gibraltar BSN Life Berhad:
Assets acquired, excluding cash and cash equivalents acquired	$0	$656
Liabilities assumed	0	586
Noncontrolling Interest assumed	0	47
Net cash paid on acquisition	$0	$23
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company” or “PFI”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement-related services, mutual funds and investment management.

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

On January 2, 2015, Prudential Financial repurchased and canceled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, the Company no longer organizes its principal operations into the Financial Services Businesses and the Closed Block Business. The Company’s principal operations are comprised of four divisions: the U.S. Retirement Solutions and Investment Management division, the U.S. Individual Life and Group Insurance division, the International Insurance division and the Closed Block division. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, businesses that are not sufficiently material to warrant separate disclosure and businesses that have been or will be divested, excluding the Closed Block division.

The Closed Block division includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities (see Note 6). In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements; therefore, the Unaudited Interim Consolidated Financial Statements as of June 30, 2015, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three and six months ended, May 31, 2015, respectively.

Use of Estimates

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As a result of the Class B Repurchase, earnings per share of Common Stock for the three and six months ended June 30, 2015, reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 8 for additional information.

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

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

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

In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 4.

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

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In April 2015, the FASB issued guidance that simplifies presentation of debt issuance costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for periods beginning after December 15, 2015, with early adoption permitted, and it must be applied retrospectively. The Company does not expect the impact of the guidance to have a significant effect on the Company’s consolidated financial position and financial statement disclosures.

In May 2015, the FASB issued final guidance that aims to enhance disclosures about insurance contracts classified as short-duration. The new disclosure requirements focus on providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and timing, frequency and severity of claims as they relate to short-duration insurance contracts. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is currently assessing the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

3. ACQUISITIONS

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,196	$3,635	$20	$17,811	$0
Obligations of U.S. states and their political subdivisions	7,378	614	106	7,886	0
Foreign government bonds	68,681	10,342	162	78,861	(1)
Corporate securities(1)	144,539	14,607	2,572	156,574	(18)
Asset-backed securities(2)	10,948	387	100	11,235	(565)
Commercial mortgage-backed securities	11,918	284	50	12,152	(1)
Residential mortgage-backed securities(3)	5,160	391	7	5,544	(4)
Total fixed maturities, available-for-sale(1)	$262,820	$30,260	$3,017	$290,063	$(589)
Equity securities, available-for-sale	$6,870	$3,119	$88	$9,901

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$804	$160	$0	$964
Corporate securities(5)	696	60	2	754
Commercial mortgage-backed securities	59	2	0	61
Residential mortgage-backed securities(3)	837	58	0	895
Total fixed maturities, held-to-maturity(5)	$2,396	$280	$2	$2,674
__________

(1)	Excludes notes with amortized cost of $693 million (fair value, $695 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $944 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,069 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,807	$4,321	$5	$20,123	$0
Obligations of U.S. states and their political subdivisions	5,720	814	3	6,531	0
Foreign government bonds	69,894	11,164	117	80,941	(1)
Corporate securities(1)	143,631	17,799	1,054	160,376	(6)
Asset-backed securities(2)	10,966	353	134	11,185	(592)
Commercial mortgage-backed securities	13,486	430	39	13,877	(1)
Residential mortgage-backed securities(3)	5,612	448	3	6,057	(5)
Total fixed maturities, available-for-sale(1)	$265,116	$35,329	$1,355	$299,090	$(605)
Equity securities, available-for-sale	$6,921	$3,023	$83	$9,861

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$821	$184	$0	$1,005
Corporate securities(5)	713	68	1	780
Commercial mortgage-backed securities	78	7	0	85
Residential mortgage-backed securities(3)	963	69	0	1,032
Total fixed maturities, held-to-maturity(5)	$2,575	$328	$1	$2,902
__________

(1)	Excludes notes with amortized cost of $385 million (fair value, $385 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $954 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2015, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$11,624	$12,378	$0	$0
Due after one year through five years	44,963	50,198	72	77
Due after five years through ten years	56,728	62,754	167	175
Due after ten years(1)	121,479	135,802	1,261	1,466
Asset-backed securities	10,948	11,235	0	0
Commercial mortgage-backed securities	11,918	12,152	59	61
Residential mortgage-backed securities	5,160	5,544	837	895
Total	$262,820	$290,063	$2,396	$2,674

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
Excludes available-for-sale notes with amortized cost of $693 million (fair value, $695 million) and held-to-maturity notes with amortized cost of $3,850 million (fair value, $4,069 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$7,626	$7,460	$15,044	$16,038
Proceeds from maturities/repayments	4,618	5,847	9,713	10,706
Gross investment gains from sales, prepayments and maturities	442	476	974	901
Gross investment losses from sales and maturities	(42)	(83)	(97)	(235)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	63	138	123	232
Equity securities, available-for-sale
Proceeds from sales	$1,564	$1,316	$2,553	$2,481
Gross investment gains from sales	273	198	427	331
Gross investment losses from sales	(35)	(22)	(61)	(60)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(29)	$(26)	$(37)	$(42)
Writedowns for impairments on equity securities	(11)	(7)	(17)	(17)
__________

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Balance, beginning of period	$773	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(15)	(28)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(12)	(13)
Credit loss impairments recognized in the current period on securities not previously impaired	0	3
Additional credit loss impairments recognized in the current period on securities previously impaired	2	2
Increases due to the passage of time on previously recorded credit losses	7	13
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(7)
Balance, end of period	$751	$751

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Balance, beginning of period	$838	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(59)	(199)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairments recognized in the current period on securities not previously impaired	10	12
Additional credit loss impairments recognized in the current period on securities previously impaired	0	4
Increases due to the passage of time on previously recorded credit losses	9	18
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(9)
Balance, end of period	$794	$794
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$423	$422	$196	$196
Fixed maturities:
Corporate securities	12,251	12,566	11,922	12,439
Commercial mortgage-backed securities	2,055	2,078	2,505	2,546
Residential mortgage-backed securities(1)	1,488	1,508	1,640	1,676
Asset-backed securities(2)	1,417	1,440	1,180	1,198
Foreign government bonds	635	647	621	650
U.S. government authorities and agencies and obligations of U.S. states	290	333	303	372
Total fixed maturities	18,136	18,572	18,171	18,881
Equity securities	974	1,273	896	1,186
Total trading account assets supporting insurance liabilities	$19,533	$20,267	$19,263	$20,263
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $(276) million and $201 million during the three months ended June 30, 2015 and 2014, respectively, and $(266) million and $267 million during the six months ended June 30, 2015 and 2014, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$61	$62	$27	$27
Fixed maturities	9,487	9,475	8,306	8,282
Equity securities	1,027	1,135	992	1,105
Other	12	16	7	11
Subtotal	$10,587	10,688	$9,332	9,425
Derivative instruments		2,061		1,449
Total other trading account assets		$12,749		$10,874

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $61 million and $9 million during the three months ended June 30, 2015 and 2014, respectively, and $9 million and $35 million during the six months ended June 30, 2015 and 2014, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both June 30, 2015 and December 31, 2014, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$50,735	$57,562	$52,703	$60,379
Fixed maturities, held-to-maturity	783	940	801	981
Trading account assets supporting insurance liabilities	475	482	457	470
Other trading account assets	35	35	36	36
Short-term investments	0	0	0	0
Cash equivalents	163	163	0	0
Total	$52,191	$59,182	$53,997	$61,866

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,207	$8,815	$6,927	$8,438
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	45	49	50
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$7,251	$8,860	$6,976	$8,488

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015		December 31, 2014
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$10,905	23.2%	$9,612	21.5%
Retail	8,810	18.8	8,765	19.6
Apartments/Multi-Family	11,098	23.6	10,369	23.2
Industrial	7,542	16.1	7,628	16.9
Hospitality	2,451	5.2	2,270	5.1
Other	3,587	7.6	3,659	8.2
Total commercial mortgage loans	44,393	94.5	42,303	94.5
Agricultural property loans	2,604	5.5	2,445	5.5
Total commercial mortgage and agricultural property loans by property type	46,997	100.0%	44,748	100.0%
Valuation allowance	(97)		(105)
Total net commercial mortgage and agricultural property loans by property type	46,900		44,643
Other loans:
Uncollateralized loans	1,038		1,092
Residential property loans	327		392
Other collateralized loans	315		319
Total other loans	1,680		1,803
Valuation allowance	(11)		(14)
Total net other loans	1,669		1,789
Total commercial mortgage and other loans(1)	$48,569		$46,432
__________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (26%), New York (9%) and Texas (9%)) and Asia at June 30, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(8)	0	(2)	0	0	(10)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	(1)	(1)
Total ending balance	$96	$1	$3	$0	$8	$108

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to (release of) allowance for losses	(77)	(6)	(1)	(1)	(2)	(87)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	(1)	(1)
Total ending balance	$104	$1	$5	$0	$9	$119

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$3	$0	$0	$0	$0	$3
Collectively evaluated for impairment	93	1	3	0	8	105
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$96	$1	$3	$0	$8	$108

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$254	$4	$0	$1	$2	$261
Gross of reserves: collectively evaluated for impairment	44,139	2,600	327	314	1,036	48,416
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$44,393	$2,604	$327	$315	$1,038	$48,677
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014(1)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	96	1	5	0	9	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$104	$1	$5	$0	$9	$119

Recorded Investment(2):
Gross of reserves: individually evaluated for impairment	$247	$4	$0	$1	$2	$254
Gross of reserves: collectively evaluated for impairment	42,056	2,441	392	318	1,090	46,297
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$42,303	$2,445	$392	$319	$1,092	$46,551
__________

(1)	Prior period’s amounts are presented on a basis consistent with current period presentation.

(2)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$0	$0

With an allowance recorded:
Commercial mortgage loans	$55	$55	$3	$79	$1
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$55	$55	$3	$79	$1

Total:
Commercial mortgage loans	$55	$55	$3	$79	$1
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$55	$56	$3	$79	$1
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$8	$8	$0	$16	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$12	$13	$0	$20	$1

With an allowance recorded:
Commercial mortgage loans	$76	$76	$8	$82	$6
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$76	$76	$8	$85	$7

Total:
Commercial mortgage loans	$84	$84	$8	$98	$7
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	1	0	0	0
Total	$88	$89	$8	$105	$8
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2015 and December 31, 2014, was $391 million and $380 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both June 30, 2015 and December 31, 2014, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of June 30, 2015, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—June 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$23,344	$429	$275	$24,048
60%-69.99%	13,434	444	79	13,957
70%-79.99%	5,440	448	60	5,948
Greater than 80%	135	139	166	440
Total commercial mortgage loans	$42,353	$1,460	$580	$44,393

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—June 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,290	$148	$2	$2,440
60%-69.99%	164	0	0	164
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,454	$148	$2	$2,604

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—June 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$25,634	$577	$277	$26,488
60%-69.99%	13,598	444	79	14,121
70%-79.99%	5,440	448	60	5,948
Greater than 80%	135	139	166	440
Total commercial mortgage and agricultural property loans	$44,807	$1,608	$582	$46,997

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$24,709	$777	$209	$25,695
60%-69.99%	12,714	500	237	13,451
70%-79.99%	4,354	664	21	5,039
Greater than 80%	234	127	202	563
Total commercial mortgage and agricultural property loans	$42,011	$2,068	$669	$44,748

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	June 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$44,344	$49	$0	$0	$0	$49	$44,393	$103
Agricultural property loans	2,603	0	0	0	1	1	2,604	1
Residential property loans	315	4	1	0	7	12	327	7
Other collateralized loans	314	0	0	0	1	1	315	1
Uncollateralized loans	1,038	0	0	0	0	0	1,038	0
Total	$48,614	$53	$1	$0	$9	$63	$48,677	$112

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$42,239	$62	$0	$0	$2	$64	$42,303	$101
Agricultural property loans	2,443	0	1	0	1	2	2,445	1
Residential property loans	375	7	2	0	8	17	392	8
Other collateralized loans	319	0	0	0	0	0	319	0
Uncollateralized loans	1,092	0	0	0	0	0	1,092	0
Total	$46,468	$69	$3	$0	$11	$83	$46,551	$110

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.

For both the three and six months ended June 30, 2015, there were $53 million of commercial mortgage and other loans acquired, other than those through direct origination and there were $18 million of commercial mortgage and other loans sold, other than those classified as held-for-sale. For both the three and six months ended June 30, 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold, other than those classified as held-for-sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of June 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months and six months ended June 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and six months ended June 30, 2015 and 2014, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale(1)	$2,611	$2,669	$5,194	$5,286
Fixed maturities, held-to-maturity(1)	51	42	100	82
Equity securities, available-for-sale	81	105	177	189
Trading account assets	294	259	581	517
Commercial mortgage and other loans	556	522	1,100	1,020
Policy loans	154	158	308	312
Short-term investments and cash equivalents	11	8	24	17
Other long-term investments	137	175	381	517
Gross investment income	3,895	3,938	7,865	7,940
Less: investment expenses	(224)	(184)	(425)	(348)
Net investment income	$3,671	$3,754	$7,440	$7,592
__________

(1)	Includes income on credit-linked notes which are reported on the same financial line item as related surplus notes, as conditions are met for right-of-offset.

The Company had $238 million and $218 million of investments in low-income housing tax credit limited partnerships and has committed to fund $52 million and $67 million as of June 30, 2015 and December 31, 2014, respectively.
Generally, the Company uses the equity method of accounting for these investments. The Company recognized $1 million and $6 million of equity method losses and utilized $0 million and $8 million of tax credits associated with these investments for the three months ended June 30, 2015 and 2014, respectively. The company recognized $3 million and $8 million of equity method losses and utilized $9 million and $15 million of tax credits associated with these investments for the six months ended June 30, 2015 and 2014, respectively. There were no impairment losses from forfeiture or ineligibility of tax credits.
Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2015 and 2014, were from the following sources:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities	$371	$367	$840	$624
Equity securities	227	169	348	254
Commercial mortgage and other loans	20	8	31	16
Investment real estate	14	0	38	0
Joint ventures and limited partnerships	(4)	0	(9)	1
Derivatives(1)	(503)	60	1,235	(85)
Other	4	5	7	7
Realized investment gains (losses), net	$129	$609	$2,490	$817
__________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$355	$349
Fixed maturity securities, available-for-sale—all other	26,888	33,625
Equity securities, available-for-sale	3,031	2,940
Derivatives designated as cash flow hedges(1)	702	206
Other investments(2)	(10)	(7)
Net unrealized gains (losses) on investments	$30,966	$37,113
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of June 30, 2015, there were $0 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,563	$20	$0	$0	$1,563	$20
Obligations of U.S. states and their political subdivisions	3,060	105	8	1	3,068	106
Foreign government bonds	2,498	72	1,314	90	3,812	162
Corporate securities	36,276	1,984	5,642	588	41,918	2,572
Commercial mortgage-backed securities	2,983	38	550	12	3,533	50
Asset-backed securities	2,535	7	2,714	93	5,249	100
Residential mortgage-backed securities	529	4	122	3	651	7
Total	$49,444	$2,230	$10,350	$787	$59,794	$3,017
Equity securities, available-for-sale	$1,855	$87	$6	$1	$1,861	$88
__________

(1)	Includes $84 million of fair value and $2 million of gross unrealized losses at June 30, 2015, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,145	$5	$10	$0	$2,155	$5
Obligations of U.S. states and their political subdivisions	105	1	89	2	194	3
Foreign government bonds	839	26	1,052	91	1,891	117
Corporate securities	11,326	401	13,346	654	24,672	1,055
Commercial mortgage-backed securities	1,299	6	1,746	33	3,045	39
Asset-backed securities	3,417	16	3,229	118	6,646	134
Residential mortgage-backed securities	35	0	194	3	229	3
Total	$19,166	$455	$19,666	$901	$38,832	$1,356
Equity securities, available-for-sale	$1,670	$82	$9	$1	$1,679	$83
__________

(1)	Includes $91 million of fair value and $1 million of gross unrealized losses at December 31, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at June 30, 2015 and December 31, 2014, are composed of $2,772 million and $1,156 million, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $245 million and $200 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At June 30, 2015, the $787 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. At December 31, 2014, the $901 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to foreign currency exchange rate movements and general credit spread widening. At June 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At June 30, 2015, $13 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $9 million of which had been in that position for less than six months. At December 31, 2014, $13 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2015 or December 31, 2014.

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of repurchase agreements as of the date indicated.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,109	$3,541	$263	$0	$6,913
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
Corporate securities	20	0	0	0	20
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	404	526	0	0	930
Equity securities	0	0	0	0	0
Total repurchase agreements	$3,533	$4,067	$263	$0	$7,863

The following table sets forth the composition of securities lending transactions as of the date indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$299	$0	$0	$0	$299
Obligations of U.S. states and their political subdivisions	16	0	0	0	16
Foreign government bonds	323	0	0	0	323
Corporate securities	2,498	128	0	0	2,626
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	17	0	0	0	17
Residential mortgage-backed securities	0	262	0	0	262
Equity securities	265	0	0	0	265
Total securities lending transactions	$3,418	$390	$0	$0	$3,808

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Fixed maturities, available-for-sale	$49	$44	$99	$104
Fixed maturities, held-to-maturity	0	0	747	763
Trading account assets supporting insurance liabilities	0	0	10	11
Other trading account assets	8,402	6,943	0	0
Commercial mortgage and other loans	13	13	300	300
Other long-term investments	0	0	173	159
Cash and cash equivalents	400	623	1	0
Accrued investment income	46	39	3	3
Other assets	174	166	0	0
Total assets of consolidated VIEs	$9,084	$7,828	$1,333	$1,340
Notes issued by consolidated VIEs	$7,455	$6,058	$0	$0
Other liabilities	521	674	(1)	1
Total liabilities of consolidated VIEs	$7,976	$6,732	$(1)	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Unaudited Interim Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of June 30, 2015, the maturities of these obligations were greater than five years.

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

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,705 million at both June 30, 2015 and December 31, 2014 is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $174 million and $137 million at June 30, 2015 and December 31, 2014, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $5,982 million and $6,973 million as of June 30, 2015 and December 31, 2014, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,482 million and $7,545 million as of June 30, 2015 and December 31, 2014, respectively.

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

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the effective date of the Plan of Reorganization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to stockholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from Prudential Insurance’s assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

policyholder dividend scales, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

As of June 30, 2015 and December 31, 2014, the Company recognized a policyholder dividend obligation of $1,766 million and $1,558 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,715 million and $5,053 million at June 30, 2015 and December 31, 2014, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Closed Block liabilities
Future policy benefits	$49,665	$49,863
Policyholders’ dividends payable	918	931
Policyholders’ dividend obligation	5,481	6,612
Policyholders’ account balances	5,272	5,310
Other Closed Block liabilities	4,833	5,084
Total Closed Block liabilities	66,169	67,800
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,118	40,629
Other trading account assets, at fair value	310	302
Equity securities, available-for-sale, at fair value	3,230	3,522
Commercial mortgage and other loans	9,839	9,472
Policy loans	4,848	4,914
Other long-term investments	2,837	2,765
Short-term investments	1,099	1,225
Total investments	61,281	62,829
Cash and cash equivalents	987	1,201
Accrued investment income	518	527
Other Closed Block assets	495	332
Total Closed Block assets	63,281	64,889
Excess of reported Closed Block liabilities over Closed Block assets	2,888	2,911
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,701	5,040
Allocated to policyholder dividend obligation	(3,715)	(5,053)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,874	$2,898

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2015
(in millions)
Balance, January 1	$6,612
Impact from earnings allocable to policyholder dividend obligation	208
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,339)
Balance, June 30	$5,481

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Premiums	$701	$711	$1,335	$1,350
Net investment income	642	683	1,351	1,404
Realized investment gains (losses), net	166	369	539	504
Other income	18	19	21	34
Total Closed Block revenues	1,527	1,782	3,246	3,292
Benefits and Expenses
Policyholders’ benefits	895	911	1,716	1,703
Interest credited to policyholders’ account balances	34	33	67	67
Dividends to policyholders	423	688	1,187	1,265
General and administrative expenses	107	111	215	225
Total Closed Block benefits and expenses	1,459	1,743	3,185	3,260
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	68	39	61	32
Income tax expense (benefit)	57	33	39	21
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	6	22	11
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$6	$22	$11

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.0	(6.0)
Stock-based compensation programs(1)	0.0	(3.1)	3.1
Balance, June 30, 2015	660.1	208.2	451.9
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30, 2015. As of June 30, 2015, 11.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1.0 billion, of which 6.0 million shares were repurchased in the first six months of 2015 at a total cost of $500 million.

In June 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2015 through June 30, 2016. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Class B Stock

On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement with the holders of the Class B Stock to repurchase all of the 2.0 million outstanding shares of Class B Stock for an aggregate cash purchase price of $650.8 million. As a result, all of the outstanding shares of Class B Stock were reclassified as “held in treasury” as of December 31, 2014, resulting in a reduction to “Total Prudential Financial, Inc. equity.” As discussed in Note 1, on January 2, 2015, the Company repurchased and canceled all of the shares of the Class B Stock, resulting in the elimination of the Class B Stock held in treasury, a $483.8 million decrease in “Retained earnings” and a $167.0 million decrease in “Additional paid-in capital.”

In accordance with the terms of the Share Repurchase Agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. Accordingly, the final purchase price of the Class B Stock could change.
Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2015 and 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in other comprehensive income before reclassifications	(110)	(2,965)	10	(3,065)
Amounts reclassified from AOCI	1	(1,247)	96	(1,150)
Income tax benefit (expense)	88	1,523	(42)	1,569
Balance, June 30, 2015	$(996)	$16,562	$(2,162)	$13,404

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	241	7,175	(3)	7,413
Amounts reclassified from AOCI	(2)	(856)	46	(812)
Income tax benefit (expense)	(47)	(2,142)	(16)	(2,205)
Balance, June 30, 2014	$79	$14,521	$(1,523)	$13,077
 __________

(1)
Includes cash flow hedges of $702 million and $206 million as of June 30, 2015 and December 31, 2014, respectively, and $(533) million and $(446) million as of June 30, 2014 and December 31, 2013, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statement of Operations
	2015	2014	2015	2014
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(2)	$1	$(1)	$2	Realized investment gains (losses), net
Total foreign currency translation adjustment	(2)	1	(1)	2
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(2)	(6)	(3)	(12)	(3)
Cash flow hedges—Currency/Interest rate	(54)	(6)	62	(10)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	599	536	1,188	878
Total net unrealized investment gains (losses)	543	524	1,247	856	(4)
Amortization of defined benefit pension items:
Prior service cost	4	5	7	11	(5)
Actuarial gain (loss)	(51)	(29)	(103)	(57)	(5)
Total amortization of defined benefit pension items	(47)	(24)	(96)	(46)
Total reclassifications for the period	$494	$501	$1,150	$812
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$349	$(6)	$3	$(32)	$(110)	$204
Net investment gains (losses) on investments arising during the period	24				(9)	15
Reclassification adjustment for (gains) losses included in net income	(3)				1	(2)
Reclassification adjustment for OTTI losses excluded from net income(1)	(15)				5	(10)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		6			(2)	4
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			8		(3)	5
Impact of net unrealized investment (gains) losses on policyholders’ dividends				32	(11)	21
Balance, June 30, 2015	$355	$0	$11	$0	$(129)	$237
 __________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Cost, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$36,764	$(1,455)	$(1,282)	$(5,036)	$(9,944)	$19,047
Net investment gains (losses) on investments arising during the period	(4,924)				1,759	(3,165)
Reclassification adjustment for (gains) losses included in net income	(1,244)				444	(800)
Reclassification adjustment for OTTI losses excluded from net income(2)	15				(5)	10
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		609			(208)	401
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(26)		9	(17)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,306	(457)	849
Balance, June 30, 2015	$30,611	$(846)	$(1,308)	$(3,730)	$(8,402)	$16,325
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

8. EARNINGS PER SHARE

From demutualization through December 31, 2014, the Company had two separate classes of common stock. The Common Stock reflected the performance of the Company’s former Financial Services Businesses and the Class B Stock reflected the performance of the Company’s former Closed Block Business. Earnings per share were calculated separately for each of these two classes of common stock and included a direct equity adjustment to modify the earnings available to each of the classes of common stock for the difference between the allocation of general and administrative expenses to each of the businesses and the cash flows between the businesses related to these expenses. Accordingly, earnings per share of Common Stock presented below for the three and six months ended June 30, 2014, reflect earnings attributable to the former Financial Services Businesses.

As discussed in Note 1, on January 2, 2015, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock. Accordingly, earnings per share of Common Stock presented below for the three and six months ended June 30, 2015, reflect the consolidated earnings of Prudential Financial. In addition, the Class B Repurchase resulted in the elimination of the separation of the former Financial Services Businesses and Closed Block Business. As a result, there was no direct equity adjustment recorded for the three and six months ended June 30, 2015.

Earnings per share of the Class B Stock for the three and six months ended June 30, 2014, is not presented herein as it is not meaningful due to the Class B Repurchase.

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the three and six months ended June 30, 2015, is as follows:

	June 30, 2015
	Three Months Ended			Six Months Ended
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$1,459			$3,505
Less: Income (loss) attributable to noncontrolling interests	53			63
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	15			34
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,391	452.6	$3.07	$3,408	453.4	$7.52
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$15			$34
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14			33
Stock options		2.5			2.4
Deferred and long-term compensation programs		0.8			0.9
Exchangeable Surplus Notes	5	5.5		9	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,397	461.4	$3.03	$3,418	462.2	$7.40

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on earnings attributable to the former Financial Services Businesses for the three and six months ended June 30, 2014, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2014
	Three Months Ended			Six Months Ended
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,068			$2,300
Direct equity adjustment	(3)			(5)
Less: Income (loss) attributable to noncontrolling interests	23			34
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	10			21
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,032	459.4	$2.25	$2,240	460.1	$4.87
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$10			$21
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	10			21
Stock options		3.0			3.1
Deferred and long-term compensation programs		0.7			0.8
Exchangeable Surplus Notes	5	5.4		9	5.4
Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,037	468.5	$2.21	$2,249	469.4	$4.79

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2015 and 2014, as applicable, were based on 4.5 million and 4.3 million of such awards, respectively, and for the six months ended June 30, 2015 and 2014, were based on 4.5 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. For the three and six months ended June 30, 2015 and 2014, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.1	$88.70	2.3	$89.48
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Total antidilutive stock options and shares	2.1		2.3

	Six Months Ended June 30,
	2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.4	$87.92	2.1	$89.88
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Total antidilutive stock options and shares	2.4		2.1

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015	December 31, 2014
	(in millions)
Commercial paper:
Prudential Financial	$141	$97
Prudential Funding, LLC	731	386
Subtotal commercial paper	872	483
Current portion of long-term debt(1)	2,749	3,356
Total short-term debt(2)	$3,621	$3,839

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$425	$199
Daily average commercial paper outstanding	$1,064	$1,409
Weighted average maturity of outstanding commercial paper, in days	15	22
Weighted average interest rate on outstanding short-term debt(3)	0.15%	0.12%
 __________

(1)	Includes collateralized borrowings from the FHLBNY of $280 million at both June 30, 2015 and December 31, 2014.

(2)	Includes Prudential Financial debt of $1,807 million and $2,319 million at June 30, 2015 and December 31, 2014, respectively.

(3)	Excludes the current portion of long-term debt.

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2014, the 5% limitation equates to a maximum amount of pledged assets of $8.9 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.4 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of June 30, 2015, Prudential Insurance had pledged assets with a fair value of $2.4 billion supporting an aggregate outstanding collateralized advance of $280 million that is in “Short-term debt” and matures in December 2015 and outstanding funding agreements totaling $1.7 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $4.5 billion as of June 30, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of June 30, 2015, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $210 million as of June 30, 2015.

Credit Facilities

As of June 30, 2015, the Company maintained a syndicated, unsecured committed credit facility as described below.

Borrowers	Original Term	Expiration Date	Capacity	Amount Outstanding
			($ in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0

Borrowings under this credit facility may be used for general corporate purposes, and the Company expects that it may borrow under this facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings under the facility are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under this credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which, under the facility, is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of June 30, 2015, the Company’s consolidated net worth exceeded this required minimum amount.

This credit facility, which was entered into on April 14, 2015, amends and restates the Company’s previously existing $2.0 billion five-year credit facility and $1.75 billion three-year credit facility.

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

Long-term Debt

Surplus Notes

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

During the first quarter of 2015, the Company increased by $262 million the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX. As of June 30, 2015, an aggregate of $2,100 million of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

During the second quarter of 2015, the Company increased by $308 million the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2014 for the financing of non-economic reserves required under Regulation XXX. As of June 30, 2015, an aggregate of $693 million of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

On February 18, 2015, Prudential Legacy Insurance Company of NJ (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and with Essex, LLC (“LLC”), a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to LLC up to $4.0 billion in aggregate principal amount of surplus notes in return for an equal principal amount of credit-linked notes issued by LLC. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of June 30, 2015, there were no surplus notes outstanding under the facility.

Senior Notes

Medium-term notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of June 30, 2015, the outstanding balance of the company’s medium-term notes was $11.8 billion, a decrease of $1.2 billion from December 31, 2014, due to maturities.

Retail medium-term notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2015, the outstanding balance of retail notes was $496 million. Retail notes outstanding increased by $121 million from December 31, 2014, primarily due to the issuance of $179 million of notes offset by maturities of $58 million of notes in 2015.

Mortgage debt. As of June 30, 2015, the Company’s subsidiaries had mortgage debt of $509 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $7 million from December 31, 2014, due to new borrowings in 2015 of $92 million offset by prepayments and foreign exchange fluctuations totaling $85 million.

Junior Subordinated Notes. On May 18, 2015, Prudential Financial issued $1.0 billion of 5.375% fixed-to-floating rate junior subordinated notes in a public offering. The notes are considered hybrid capital securities that receive enhanced equity treatment from certain of the rating agencies. The notes have a maturity date of May 15, 2045. Interest is payable semi-annually at a fixed rate of 5.375% until May 15, 2025, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 3.031%. Prudential Financial may redeem the notes in whole, but not in part, at any time prior to May 15, 2025, within 90 days after the occurrence of a “tax event”, a “rating agency event” or a “regulatory capital event” at a redemption price equal to (i) in the case of a “tax event” or a “rating agency event”, their principal amount or, if greater, a make-whole redemption price plus accrued and unpaid interest or (ii) in the case of a “regulatory capital event”, their principal amount plus accrued and unpaid interest. On or after May 15, 2025, Prudential Financial may redeem the notes, in whole or in part, at their principal amount plus accrued and unpaid interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Substantially all of the Company’s U.S. employees may become eligible to receive other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service.

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Components of net periodic (benefit) cost
Service cost	$61	$59	$5	$4
Interest cost	117	121	22	24
Expected return on plan assets	(193)	(179)	(28)	(29)
Amortization of prior service cost	(2)	(2)	(2)	(3)
Amortization of actuarial (gain) loss, net	42	22	9	7
Settlements	0	1	0	0
Special termination benefits	2	0	0	0
Net periodic (benefit) cost	$27	$22	$6	$3

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Service cost	$122	$118	$10	$8
Interest cost	234	241	43	48
Expected return on plan assets	(387)	(356)	(57)	(58)
Amortization of prior service cost	(4)	(5)	(3)	(6)
Amortization of actuarial (gain) loss, net	84	43	19	14
Settlements	1	2	0	0
Special termination benefits	4	0	0	0
Net periodic (benefit) cost	$54	$43	$12	$6

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

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

•	realized investment gains (losses), net, and related charges and adjustments;

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

•	net investment gains (losses) on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$79	$66	$160	$144
Current period yield adjustments	$125	$122	$248	$246
Principal source of earnings	$24	$13	$48	$27
__________

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $13 million and $34 million for the three months ended June 30, 2015 and 2014, respectively, and $26 million and $52 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, as of June 30, 2015, there was a $224 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $39 million and $43 million for the three months ended June 30, 2015 and 2014, respectively, and $79 million and $85 million for the six months ended June 30, 2015 and 2014, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains and losses are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The realized investment gains and losses associated with the sale of these strategic investments, as well as the majority of derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the realized investment gains and losses associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income.

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net gains (losses) from:
Other trading account assets	$26	$11	$(32)	$33
Foreign currency exchange movements	$133	$(231)	$158	$0
Other activities	$(2)	$9	$1	$13

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

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amounts in the table above for the three and six months ended June 30, 2014, were largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains and losses on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss)” under U.S. GAAP, while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As a result of continued growth in these portfolios, the Company implemented a new reporting structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure was effective for financial reporting beginning in the first quarter of 2015 and minimizes future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement.
Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded no estimated recoveries related to this matter in 2015 and recorded estimated recoveries of $9 million and $16 million in the three and six months ended June 30, 2014, respectively. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net,” the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk (“NPR”) that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net,” the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net losses of $2 million and net losses of less than $1 million for the three months ended June 30, 2015 and 2014, respectively, and net gains of $1 million and net losses of $2 million for the six months ended June 30, 2015 and 2014, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As discussed in Note 1, the Class B Repurchase on January 2, 2015 resulted in the elimination of the separate reporting of the Company’s former Financial Services Businesses and Closed Block Business. As a result of the Class B Repurchase, for both the three and six months ended June 30, 2015, the Closed Block division, which is comprised of the Closed Block segment, has been accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001 (See Note 6). For reporting periods through December 31, 2014, the Closed Block segment was reported as the Closed Block Business and was analyzed using U.S. GAAP rather than adjusted operating income. Both the current reporting of the Closed Block division and the historic reporting of the Closed Block Business exclude its results from adjusted operating income.

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

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$548	$390	$1,077	$778
Retirement	237	286	521	650
Asset Management	196	200	401	393
Total U.S. Retirement Solutions and Investment Management division	981	876	1,999	1,821
Individual Life	237	158	353	283
Group Insurance	75	46	105	52
Total U.S. Individual Life and Group Insurance division	312	204	458	335
International Insurance	842	884	1,676	1,721
Total International Insurance division	842	884	1,676	1,721
Corporate Operations	(294)	(341)	(547)	(683)
Total Corporate and Other	(294)	(341)	(547)	(683)
Total Adjusted Operating Income before income taxes	1,841	1,623	3,586	3,194
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(60)	(202)	1,602	(153)
Charges related to realized investment gains (losses), net	346	(71)	(265)	(128)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(220)	225	(137)	326
Change in experience-rated contractholder liabilities due to asset value changes	234	(189)	37	(232)
Divested businesses:
Closed Block division(1)	52	0	30	0
Other divested businesses	(109)	47	(34)	120
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	45	18	58	29
Subtotal(2)	2,129	1,451	4,877	3,156
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(3)	0	56	0	69
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,129	$1,507	$4,877	$3,225
__________

(1)
As a result of the Class B Repurchase, for the three and six months ended June 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the three and six months ended June 30, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.

(3)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and six months ended June 30, 2014.

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The table below presents revenues and total assets for the Company’s reportable segments for the periods, or as of the dates, indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenue				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2015	December 31, 2014
	2015	2014	2015	2014
	(in millions)
Individual Annuities	$1,200	$1,171	$2,387	$2,328	$171,938	$174,951
Retirement	3,180	1,469	5,658	3,000	176,582	179,674
Asset Management	776	713	1,509	1,380	52,121	50,214
Total U.S. Retirement Solutions and Investment Management division	5,156	3,353	9,554	6,708	400,641	404,839
Individual Life	1,160	1,318	2,511	2,614	71,589	70,152
Group Insurance	1,291	1,342	2,568	2,704	40,951	41,125
Total U.S. Individual Life and Group Insurance division	2,451	2,660	5,079	5,318	112,540	111,277
International Insurance	5,037	5,252	9,943	10,327	171,015	171,635
Total International Insurance division	5,037	5,252	9,943	10,327	171,015	171,635
Corporate Operations	(144)	(152)	(269)	(304)	14,642	8,013
Total Corporate and Other	(144)	(152)	(269)	(304)	14,642	8,013
Total	12,500	11,113	24,307	22,049	698,838	695,764
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(60)	(202)	1,602	(153)
Charges related to realized investment gains (losses), net	(133)	(3)	(79)	(11)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(220)	225	(137)	326
Divested businesses:
Closed Block division(1)	1,525	0	3,244	0	63,893	0
Other divested businesses	109	182	333	392
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(9)	(4)	(6)	(4)
Subtotal(2)	13,712	11,311	29,264	22,599	762,731	695,764
Closed Block Business(3)	0	1,835	0	3,401	0	70,891
Total per Unaudited Interim Consolidated Financial Statements	$13,712	$13,146	$29,264	$26,000	$762,731	$766,655
 __________

(1)
As a result of the Class B Repurchase, for the three and six months ended June 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the three and six months ended June 30, 2014 represent the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.

(3)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and six months ended June 30, 2014.

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Asset Management segment intersegment revenues	$169	$154	$347	$310

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at June 30, 2015:

Major Tax Jurisdiction	Open Tax Years
United States	2007 – 2014
Japan	Fiscal years ended March 31, 2010 – 2015
Korea	Fiscal years ended March 31, 2010 – 2013 and the period ended December 31, 2013 and calendar year 2014

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

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Total income tax expense includes additional income tax expense related to the realization of local deferred tax assets recorded in the Unaudited Interim Consolidated Statements of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K., and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of December 31, 2014 , the entire amount of additional U.S. GAAP tax expense of $734 million related to the utilization of opening balance sheet local deferred tax assets has been recognized in the Unaudited Interim Consolidated Statements of Operations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner and embedded derivatives resulting from certain products with guaranteed benefits.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,811	$0	$	$17,811
Obligations of U.S. states and their political subdivisions	0	7,866	20		7,886
Foreign government bonds	0	78,710	151		78,861
Corporate securities	0	155,471	1,103		156,574
Asset-backed securities	0	7,418	3,817		11,235
Commercial mortgage-backed securities	0	12,111	41		12,152
Residential mortgage-backed securities	0	5,329	215		5,544
Subtotal	0	284,716	5,347		290,063
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	170	0		170
Obligations of U.S. states and their political subdivisions	0	186	0		186
Foreign government bonds	0	683	25		708
Corporate securities	0	21,668	148		21,816
Asset-backed securities	0	873	607		1,480
Commercial mortgage-backed securities	0	2,087	2		2,089
Residential mortgage-backed securities	0	1,593	5		1,598
Equity securities	1,563	241	604		2,408
All other(3)	417	12,025	12	(9,893)	2,561
Subtotal	1,980	39,526	1,403	(9,893)	33,016
Equity securities, available-for-sale	6,592	3,050	259		9,901
Commercial mortgage and other loans	0	391	0		391
Other long-term investments	8	230	1,714	(8)	1,944
Short-term investments	4,400	724	0		5,124
Cash equivalents	3,809	8,638	0		12,447
Other assets	3	110	2		115
Subtotal excluding separate account assets	16,792	337,385	8,725	(9,901)	353,001
Separate account assets(4)	48,175	222,311	25,855		296,341
Total assets	$64,967	$559,696	$34,580	$(9,901)	$649,342
Future policy benefits(5)	$0	$0	$5,478	$	$5,478
Other liabilities	(2)	5,883	2	(5,730)	153
Notes Issued by consolidated VIEs	0	0	7,434		7,434
Total liabilities	$(2)	$5,883	$12,914	$(5,730)	$13,065

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,123	$0	$	$20,123
Obligations of U.S. states and their political subdivisions	0	6,525	6		6,531
Foreign government bonds	0	80,939	2		80,941
Corporate securities	0	159,073	1,303		160,376
Asset-backed securities	0	7,126	4,059		11,185
Commercial mortgage-backed securities	0	13,834	43		13,877
Residential mortgage-backed securities	0	5,804	253		6,057
Subtotal	0	293,424	5,666		299,090
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	399	0		399
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	696	21		717
Corporate securities	0	20,146	124		20,270
Asset-backed securities	0	850	393		1,243
Commercial mortgage-backed securities	0	2,556	5		2,561
Residential mortgage-backed securities	0	1,767	7		1,774
Equity securities	1,396	232	663		2,291
All other(3)	194	13,803	7	(12,321)	1,683
Subtotal	1,590	40,648	1,220	(12,321)	31,137
Equity securities, available-for-sale	6,688	2,898	275		9,861
Commercial mortgage and other loans	0	380	0		380
Other long-term investments	12	224	1,547	(11)	1,772
Short-term investments	5,263	2,472	0		7,735
Cash equivalents	2,657	9,188	0		11,845
Other assets	4	109	2		115
Subtotal excluding separate account assets	16,214	349,343	8,710	(12,332)	361,935
Separate account assets(4)	48,063	223,710	24,662		296,435
Total assets	$64,277	$573,053	$33,372	$(12,332)	$658,370
Future policy benefits(5)	$0	$0	$8,182	$	$8,182
Other liabilities	1	6,883	5	(6,661)	228
Notes Issued by consolidated VIEs	0	0	6,033		6,033
Total liabilities	$1	$6,883	$14,220	$(6,661)	$14,443
__________

(1)
“Netting” amounts represent cash collateral of $4,171 million and $5,671 million as of June 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of June 30, 2015, the net embedded derivative liability position of $5.5 billion includes $0.8 billion of embedded derivatives in an asset position and $6.3 billion of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $8.2 billion includes $0.6 billion of embedded derivatives in an asset position and $8.8 billion of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends and back testing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, NPR, liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity and other specific attributes of the underlying derivative position.

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

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Interbank Offered Rates (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Separate Account Assets—Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Notes issued by Consolidated VIEs—The fair values of these notes are based on indicative broker quotes and classified within Level 3. See Note 5 and “Fair Value Option” below for additional information.

Other Liabilities—Other liabilities include certain derivative instruments, the fair values of which are determined consistent with similar derivative instruments described above under “Derivative Instruments.”

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Transfers between Levels 1 and 2—Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended June 30, 2015, $24 million were transferred from Level 1 to Level 2 and $36 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2015, $74 million were transferred from Level 1 to Level 2 and $53 million were transferred from Level 2 to Level 1. During the three months ended June 30, 2014, $17 million were transferred from Level 1 to Level 2 and $22 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2014, $150 million were transferred from Level 1 to Level 2 and $55 million were transferred from Level 2 to Level 1.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$14	$20
Foreign government bonds	0	176	176
Corporate securities	774	477	1,251
Asset-backed securities	147	4,277	4,424
Commercial mortgage-backed securities	8	35	43
Residential mortgage-backed securities	53	167	220
Equity securities	121	742	863
Other long-term investments	12	1,702	1,714
Other assets	14	0	14
Subtotal excluding separate account assets(3)	1,135	7,590	8,725
Separate account assets	24,407	1,448	25,855
Total assets	$25,542	$9,038	$34,580
Future policy benefits	$5,478	$0	$5,478
Other liabilities	0	2	2
Notes Issued by consolidated VIEs	0	7,434	7,434
Total liabilities	$5,478	$7,436	$12,914

	As of December 31, 2014
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	23	23
Corporate securities	752	675	1,427
Asset-backed securities	150	4,302	4,452
Commercial mortgage-backed securities	10	38	48
Residential mortgage-backed securities	57	203	260
Equity securities	140	798	938
Other long-term investments	1	1,546	1,547
Other assets	9	0	9
Subtotal excluding separate account assets(3)	1,125	7,585	8,710
Separate account assets	23,632	1,030	24,662
Total assets	$24,757	$8,615	$33,372
Future policy benefits	$8,182	$0	$8,182
Other liabilities	2	3	5
Notes Issued by consolidated VIEs	0	6,033	6,033
Total liabilities	$8,184	$6,036	$14,220
__________

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

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

	As of June 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$774	Discounted cash flow	Discount rate	1.05%	-	25%	8.05%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	6.5X	6.2X	Increase
		Liquidation	Liquidation value	22.12%	-	64.83%	43.07%	Increase
Liabilities:
Future policy benefits(3)	$5,478	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0%	-	1.68%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$752	Discounted cash flow	Discount rate	0.84%	-	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.1X	-	7.0X	6.1X	Increase
		Liquidation	Liquidation value	22.12%	-	100%	82.92%	Increase
Liabilities:
Future policy benefits(3)	$8,182	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0%	-	1.30%		Decrease
			Utilization rate(6)	63%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.

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

Corporate Securities—The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

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

Real Estate and Other Invested Assets—Separate account assets include $23,435 million and $22,641 million of investments in real estate as of June 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.50% to 10.00% (5.93% weighted average) as of June 30, 2015, and 4.50% to 9.75% (6.05% weighted average) as of December 31, 2014, and discount rates, which ranged from 6.00% to 15.00% (7.19% weighted average) as of June 30, 2015, and 6.00% to 15.00% (7.36% weighted average) as of December 31, 2014. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 0.76% to 6.04% (3.94% weighted average) as of June 30, 2015, and 0.77% to 6.76% (4.02% weighted average) as of December 31, 2014, and market spread over base rate, which ranged from 1.50% to 4.20% (2.34% weighted average) as of June 30, 2015, and 1.50% to 4.76% (2.67% weighted average) as of December 31, 2014.

Commercial Mortgage Loans—Separate account assets include $936 million and $943 million of commercial mortgage loans as of June 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.27% to 8.41% (1.55% weighted average) as of June 30, 2015, and 1.17% to 8.39% (1.44% weighted average) as of December 31, 2014. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various business groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$6	$136	$1,250	$4,362	$75	$242
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(13)	0	0	0
Included in other comprehensive income (loss)	0	(3)	10	15	0	(1)
Net investment income	0	0	(9)	10	0	0
Purchases	15	20	208	615	2	0
Sales	(1)	0	(154)	(286)	0	(3)
Issuances	0	0	0	0	0	0
Settlements	0	0	(21)	(39)	(2)	(16)
Foreign currency translation	0	2	(9)	(11)	0	(7)
Transfers into Level 3(2)	0	(4)	0	293	0	0
Transfers out of Level 3(2)	0	0	(159)	(1,142)	(34)	0
Fair Value, end of period	$20	$151	$1,103	$3,817	$41	$215

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(13)	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$22	$144	$376	$3	$6	$634	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	1	0
Other income	0	(2)	1	0	0	(6)	4
Net Investment Income	0	1	1	0	0	0	0
Purchases	4	51	243	(1)	0	1	0
Sales	0	(4)	(2)	0	0	(12)	0
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(1)	0	0	0	(1)	0
Foreign currency translation	0	0	0	0	0	(13)	0
Transfers into Level 3(2)	0	0	27	0	0	0	0
Transfers out of Level 3(2)	0	(41)	(39)	0	(1)	0	0
Fair Value, end of period	$25	$148	$607	$2	$5	$604	$12

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(2)	$1	$0	$0	$(7)	$4

	Three Months Ended June 30, 2015
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$263	$0	$1,617	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	0	0
Other income	0	0	60	0
Included in other comprehensive income (loss)	(4)	0	0	0
Net investment income	0	0	0	0
Purchases	8	0	92	0
Sales	(9)	0	(1)	0
Issuances	0	0	0	0
Settlements	0	0	(33)	0
Foreign currency translation	(7)	0	(14)	0
Other(1)	0	0	(7)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$259	$0	$1,714	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1)	$0
Other income	$0	$0	$58	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Separate Account Assets (4)	Future Policy Benefits	Other Liabilities	Notes Issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$25,067	$(9,473)	$(2)	$(6,810)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	8	4,236	0	(68)
Other Income	0	0	0	(62)
Interest credited to policyholders’ account balances	755	0	0	0
Net investment income	6	0	0	0
Purchases	1,052	0	0	0
Sales	(237)	0	0	0
Issuances	0	(241)	0	(494)
Settlements	(513)	0	0	0
Foreign currency translation	(1)	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(283)	0	0	0
Fair Value, end of period	$25,855	$(5,478)	$(2)	$(7,434)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$4,167	$0	$(68)
Other Income	$0	$0	$0	$(62)
Interest credited to policyholders’ account	$502	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$6	$2	$1,303	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(14)	6	0	0
Included in other comprehensive income (loss)	0	(3)	2	17	0	(1)
Net investment income	0	0	(15)	13	0	0
Purchases	15	20	427	940	34	0
Sales	(1)	0	(347)	(390)	0	(3)
Issuances	0	0	0	0	0	0
Settlements	0	0	(56)	(78)	(4)	(25)
Foreign currency translation	0	(2)	(11)	(14)	0	(9)
Other(1)	0	0	(3)	3	0	0
Transfers into Level 3(2)	0	134	16	803	2	0
Transfers out of Level 3(2)	0	0	(199)	(1,542)	(34)	0
Fair Value, end of period	$20	$151	$1,103	$3,817	$41	$215

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(16)	$4	$0	$0

	Six Months Ended June 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(2)	0
Other income	0	(7)	3	0	0	(9)	5
Net investment income	0	1	1	0	0	0	0
Purchases	5	71	247	0	0	8	0
Sales	0	(4)	(2)	(2)	0	(16)	0
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(3)	(1)	(1)	(1)	(16)	0
Foreign currency translation	0	0	0	0	0	(17)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	7	73	0	0	0	0
Transfers out of Level 3(2)	0	(41)	(107)	0	(1)	0	0
Fair Value, end of period	$25	$148	$607	$2	$5	$604	$12

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(2)	$0
Other income	$0	$(7)	$3	$0	$0	$6	$5

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$0	$1,547	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	0	(2)	0
Other income	0	0	99	0
Included in other comprehensive income (loss)	(1)	0	0	0
Net investment income	0	0	(1)	0
Purchases	12	0	201	0
Sales	(31)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	0	(50)	0
Foreign currency translation	(8)	0	(52)	0
Other(1)	0	0	(25)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	0	0	(1)	0
Fair Value, end of period	$259	$0	$1,714	$2

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$(2)	$0
Other income	$0	$0	$98	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$24,662	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	11	3,184	1	(53)
Other Income	0	0	0	92
Interest credited to policyholders’ account balances	1,426	0	0	0
Net investment income	12	0	0	0
Purchases	1,965	0	0	0
Sales	(417)	0	0	0
Issuances	0	(480)	0	(1,440)
Settlements	(1,026)	0	2	0
Foreign currency translation	(2)	0	0	0
Other(1)	(472)	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(305)	0	0	0
Fair Value, end of period	$25,855	$(5,478)	$(2)	$(7,434)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,062	$1	$(53)
Other Income	$0	$0	$0	$(92)
Interest credited to policyholders’ account	$860	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$2	$1,332	$3,734	$549	$329
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	15	7	1	0
Included in other comprehensive income (loss)	0	0	20	3	3	0
Net investment income	0	0	3	5	0	(1)
Purchases	0	0	203	674	0	0
Sales	0	0	(196)	(45)	(6)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(117)	(523)	(1)	(13)
Foreign currency translation	0	0	2	0	0	2
Other(1)	0	0	4	(1)	0	(1)
Transfers into Level 3(2)	0	0	54	303	0	0
Transfers out of Level 3(2)	0	0	(25)	(333)	(497)	0
Fair Value, end of period	$0	$2	$1,295	$3,824	$49	$316

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(12)	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Trading Account Assets(5)
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$121	$390	$52	$9	$771	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	3	0
Other income	0	2	2	0	1	12	(1)
Net investment income	0	0	1	0	0	0	0
Purchases	12	53	89	(1)	0	9	0
Sales	0	(46)	(9)	0	0	(26)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(1)	(10)	1	(1)	(8)	0
Foreign currency translation	0	0	(612)	612	0	3	0
Transfers into Level 3(2)	0	0	18	2	0	0	0
Transfers out of Level 3(2)	0	0	577	(664)	0	(1)	0
Fair Value, end of period	$12	$129	$446	$2	$9	$763	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$2	$0
Other income	$0	$1	$3	$0	$0	$8	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$310	$0	$1,368	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	9	0
Other income	0	0	39	0
Included in other comprehensive income (loss)	(15)	0	0	0
Net investment income	0	0	(3)	0
Purchases	15	0	85	0
Sales	(12)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(48)	0
Foreign currency translation	0	0	2	0
Other(1)	0	0	(15)	0
Transfers into Level 3(2)	1	0	5	0
Transfers out of Level 3(2)	(2)	0	0	0
Fair Value, end of period	$299	$0	$1,442	$4

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$1	$0
Other income	$0	$0	$43	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,997	$(2,443)	$(6)	$(4,062)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	3	(732)	1	3
Interest credited to policyholders’ account balances	750	0	0	0
Net investment income	6	0	0	0
Purchases	524	0	0	0
Sales	(149)	0	0	0
Issuances	0	(225)	0	(480)
Settlements	(387)	0	0	0
Other(1)	57	0	0	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(25)	0	0	0
Fair Value, end of period	$23,779	$(3,400)	$(5)	$(4,539)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(751)	$1	$2
Interest credited to policyholders’ account	$501	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$1	$1,329	$3,112	$165	$338
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	10	10	1	0
Included in other comprehensive income (loss)	0	0	67	6	2	0
Net investment income	0	0	4	10	0	(1)
Purchases	0	1	309	1,092	496	0
Sales	0	0	(283)	(49)	(6)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(149)	(709)	(4)	(24)
Foreign currency translation	0	0	6	0	0	3
Other(1)	0	0	4	(2)	0	0
Transfers into Level 3(2)	0	0	58	979	0	0
Transfers out of Level 3(2)	0	0	(60)	(625)	(605)	0
Fair Value, end of period	$0	$2	$1,295	$3,824	$49	$316

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(18)	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Trading Account Assets(5)
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$395	$1	$9	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	2	0
Other income	0	6	3	0	1	11	0
Net investment income	0	0	1	0	0	0	0
Purchases	12	63	90	51	0	14	0
Sales	0	(51)	(9)	0	0	(34)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(4)	(23)	0	(1)	(79)	0
Foreign currency translation	0	0	(659)	612	47	8	0
Transfers into Level 3(2)	0	0	41	2	0	0	0
Transfers out of Level 3(2)	0	0	607	(664)	(47)	(1)	0
Fair Value, end of period	$12	$129	$446	$2	$9	$763	$6

Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$2	$0
Other income	$0	$5	$4	$0	$0	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	0	3	0
Other income	0	0	59	0
Included in other comprehensive income (loss)	1	0	0	0
Net investment income	0	0	(2)	0
Purchases	18	0	94	0
Sales	(24)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(65)	0
Foreign currency translation	1	0	4	0
Other(1)	1	0	(52)	0
Transfers into Level 3(2)	1	0	5	0
Transfers out of Level 3(2)	(7)	0	0	0
Fair Value, end of period	$299	$0	$1,442	$4

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$1	$0
Other income	$0	$0	$54	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	(2,514)	2	(1)
Interest credited to policyholders’ account balances	1,353	0	0	0
Net investment income	12	0	0	0
Purchases	832	0	0	0
Sales	(328)	0	0	0
Issuances	0	(445)	0	(1,284)
Settlements	(664)	0	0	0
Other(1)	57	0	(2)	0
Transfers into Level 3(2)	3	0	0	0
Transfers out of Level 3(2)	(95)	0	0	0
Fair Value, end of period	$23,779	$(3,400)	$(5)	$(4,539)

Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,538)	$2	$(1)
Interest credited to policyholders’ account	$872	$0	$0	$0
__________

(1)	Other primarily represents reclassifications of certain assets between reporting categories and eliminations of intercompany separate account investments.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$1	$8,562	$7	$	$8,570
Currency	0	366	0		366
Credit	0	4	0		4
Currency/Interest Rate	0	2,650	0		2,650
Equity	2	514	8		524
Commodity	0	0	0		0
Netting(1)				(9,901)	(9,901)
Total derivative assets	$3	$12,096	$15	$(9,901)	$2,213
Derivative liabilities:
Interest Rate	$0	$4,959	$2	$	$4,961
Currency	0	460	0		460
Credit	0	28	0		28
Currency/Interest Rate	0	269	0		269
Equity	0	114	0		114
Commodity	1	0	0		1
Netting(1)				(5,730)	(5,730)
Total derivative liabilities	$1	$5,830	$2	$(5,730)	$103

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$5	$10,584	$6	$	$10,595
Currency	0	865	0		865
Credit	0	7	0		7
Currency/Interest Rate	0	1,885	0		1,885
Equity	5	562	5		572
Commodity	1	0	0		1
Netting(1)				(12,332)	(12,332)
Total derivative assets	$11	$13,903	$11	$(12,332)	$1,593
Derivative liabilities:
Interest Rate	$3	$4,948	$3	$	$4,954
Currency	0	1,025	0		1,025
Credit	0	30	0		30
Currency/Interest Rate	0	307	0		307
Equity	0	503	0		503
Commodity	0	0	0		0
Netting(1)				(6,661)	(6,661)
Total derivative liabilities	$3	$6,813	$3	$(6,661)	$158
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2015, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2015, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$5	$4	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	2	(4)	3
Other income	0	0	0	0
Purchases	4	0	6	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(1)	0
Fair Value, end of period	$7	$6	$7	$6
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$2	$(4)	$3
Other income	$0	$0	$0	$0

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$5	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	1	1	3
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	5	0	5	0
Transfers out of Level 3(1)	0	0	0	0
Fair Value, end of period	$6	$6	$6	$6
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$1	$1	$3
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Commercial mortgage loans(1):
Carrying value	$0	$33	$0	$33
Gains (Losses)	$0	$(4)	$0	$(4)

Mortgage servicing rights (“MSR”)(2):
Carrying value	$98	$89	$98	$89
Gains (Losses)	$2	$4	$(1)	$8

Cost method investments(3):
Carrying value	$131	$2	$131	$2
Gains (Losses)	$(12)	$0	$(36)	$(1)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

(2)
Mortgage servicing rights are revalued based on internal models which utilize inputs. The fair value for mortgage servicing rights is determined using a discounted cash flow model incorporating assumptions for servicing revenues, adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses.

(3)
For cost method impairments, the methodologies utilized were primarily discounted cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$11	$24	$43	$42
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$129	$(3)	$(39)	$1

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $2 million and $1 million of interest income for the three months ended June 30, 2015 and 2014, respectively, and $5 million and $3 million for the six months ended June 30, 2015 and 2014, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $391 million and $384 million, respectively, as of June 30, 2015, and $380 million and $372 million, respectively, as of December 31, 2014. As of June 30, 2015, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,267 million as of June 30, 2015 and $1,082 million as of December 31, 2014.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $7,434 million and $7,654 million, respectively, as of June 30, 2015, and $6,033 million and $6,216 million, respectively as of December 31, 2014. Interest expense recorded for these liabilities was $86 million and $50 million for the three months ended June 30, 2015 and 2014, respectively, and $154 million and $90 million for the six months ended June 30, 2015 and 2014, respectively.

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

	June 30, 2015
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,570	$1,105	$2,675	$2,396
Commercial mortgage and other loans	0	545	49,716	50,261	48,178
Policy loans	0	0	11,652	11,652	11,652
Other long-term investments	0	0	1,821	1,821	1,612
Short-term investments	0	545	0	545	545
Cash and cash equivalents	3,884	707	0	4,591	4,591
Accrued investment income	0	3,117	0	3,117	3,117
Other assets	204	2,624	718	3,546	3,546
Total assets	$4,088	$9,108	$65,012	$78,208	$75,637
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,723	$54,769	$94,492	$93,602
Securities sold under agreements to repurchase	0	7,863	0	7,863	7,863
Cash collateral for loaned securities	0	3,808	0	3,808	3,808
Short-term debt	0	3,551	100	3,651	3,621
Long-term debt	1,281	16,591	4,042	21,914	20,264
Notes issued by consolidated VIEs	0	0	15	15	21
Other liabilities	0	5,636	724	6,360	6,360
Separate account liabilities—investment contracts	0	74,894	30,535	105,429	105,429
Total liabilities	$1,281	$152,066	$90,185	$243,532	$240,968

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,703	$1,199	$2,902	$2,575
Commercial mortgage and other loans	0	559	48,158	48,717	46,052
Policy loans	0	0	11,712	11,712	11,712
Other long-term investments	0	0	1,917	1,917	1,712
Short-term investments	0	523	0	523	523
Cash and cash equivalents	2,230	843	0	3,073	3,073
Accrued investment income	0	3,130	0	3,130	3,130
Other assets	143	2,106	109	2,358	2,358
Total assets	$2,373	$8,864	$63,095	$74,332	$71,135
Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,264	$56,111	$96,375	$95,069
Securities sold under agreements to repurchase	0	9,407	0	9,407	9,407
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	3,784	104	3,888	3,839
Long-term debt	1,285	16,718	4,083	22,086	19,831
Notes issued by consolidated VIEs	0	0	18	18	25
Other liabilities	0	6,254	120	6,374	6,374
Separate account liabilities—investment contracts	0	82,801	24,175	106,976	106,976
Total liabilities	$1,285	$163,469	$84,611	$249,365	$245,762
__________

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2015 and December 31, 2014.

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

14. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps, options and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling.

Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

The Company also uses swaptions, interest rate caps and interest rate floors to manage interest rate risk. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions and interest rate caps and floors are included in interest rate options.

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

Foreign Exchange Contracts

Currency derivatives, including currency futures, options, forwards and swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit Contracts

The Company writes credit default swaps for which it receives a premium to insure credit risk. These are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced names (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

Embedded Derivatives. The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to offset certain risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swaptions, caps, floors and other instruments.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $2,213 million and $1,593 million as of June 30, 2015 and December 31, 2014, respectively,

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and total derivative liabilities of $103 million and $158 million as of June 30, 2015 and December 31, 2014, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

Primary Underlying/Instrument Type	June 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,492	$20	$(167)	$1,714	$21	$(191)
Foreign Currency
Foreign Currency Forwards	378	7	(6)	443	5	(14)
Currency/Interest Rate
Foreign Currency Swaps	11,561	1,212	(91)	10,772	679	(161)
Total Qualifying Hedges	$13,431	$1,239	$(264)	$12,929	$705	$(366)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$177,577	$8,136	$(4,322)	$182,937	$9,904	$(4,578)
Interest Rate Futures	30,502	1	0	32,008	5	(3)
Interest Rate Options	45,361	411	(471)	27,561	663	(180)
Interest Rate Forwards	168	3	(2)	877	2	(1)
Foreign Currency
Foreign Currency Forwards	16,804	349	(454)	21,197	854	(1,011)
Foreign Currency Options	158	9	0	203	6	0
Currency/Interest Rate
Foreign Currency Swaps	11,165	1,440	(178)	11,083	1,207	(145)
Credit
Credit Default Swaps	1,450	4	(28)	2,622	7	(30)
Equity
Equity Futures	379	0	0	331	3	0
Equity Options	69,003	271	(100)	57,590	504	(41)
Total Return Swaps	15,902	252	(13)	15,217	65	(462)
Commodity
Commodity Futures	18	0	(1)	18	1	0
Synthetic GICs	73,166	7	0	74,707	6	0
Total Non-Qualifying Derivatives(2)	$441,653	$10,883	$(5,569)	$426,351	$13,227	$(6,451)
Total Derivatives(3)	$455,084	$12,122	$(5,833)	$439,280	$13,932	$(6,817)
__________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

(2)
Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and iii) synthetic GICs, which are product standalone derivatives, do not qualify as hedging instruments under hedge accounting rules.

(3)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $5,454 million and $8,162 million as of June 30, 2015 and December 31, 2014, respectively, primarily included in “Future policy benefits.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	June 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$11,967	$(9,901)	$2,066	$(568)	$1,498
Securities purchased under agreement to resell	691	0	691	(691)	0
Total assets	$12,658	$(9,901)	$2,757	$(1,259)	$1,498
Offsetting of Financial Liabilities:
Derivatives(1)	$5,821	$(5,730)	$91	$(37)	$54
Securities sold under agreement to repurchase	7,863	0	7,863	(7,863)	0
Total liabilities	$13,684	$(5,730)	$7,954	$(7,900)	$54

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$13,786	$(12,332)	$1,454	$(623)	$831
Securities purchased under agreement to resell	702	0	702	(702)	0
Total assets	$14,488	$(12,332)	$2,156	$(1,325)	$831
Offsetting of Financial Liabilities:
Derivatives(1)	$6,810	$(6,661)	$149	$(149)	$0
Securities sold under agreement to repurchase	9,407	0	9,407	(9,407)	0
Total liabilities	$16,217	$(6,661)	$9,556	$(9,556)	$0
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. These instruments are only designated for hedge

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Losses)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$26	$(11)	$0	$0	$0	$0
Currency	(10)	0	0	0	0	0
Total fair value hedges	16	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	6
Currency/Interest Rate	0	16	(79)	0	0	(308)
Total cash flow hedges	0	16	(79)	(2)	0	(302)
Net investment hedges
Currency	1	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	18
Total net investment hedges	1	0	0	0	0	15
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,180)	0	0	0	0	0
Currency	(339)	0	1	0	0	0
Currency/Interest Rate	(28)	0	0	0	0	0
Credit	7	0	0	0	0	0
Equity	(177)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	4,217	0	0	0	0	0
Total non-qualifying hedges	(501)	0	1	0	0	0
Total	$(484)	$5	$(78)	$(2)	$0	$(287)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Losses)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$21	$(23)	$0	$0	$0	$0
Currency	9	0	0	0	0	0
Total fair value hedges	30	(23)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	1
Currency/Interest Rate	0	27	25	0	0	495
Total cash flow hedges	0	27	25	(3)	0	496
Net investment hedges
Currency	(3)	0	0	0	0	7
Currency/Interest Rate	0	0	0	0	0	26
Total net investment hedges	(3)	0	0	0	0	33
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,468)	0	0	0	0	0
Currency	(228)	0	1	0	0	0
Currency/Interest Rate	405	0	4	0	0	0
Credit	0	0	0	0	0	0
Equity	(657)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	3,181	0	0	0	0	0
Total non-qualifying hedges	1,232	0	5	0	0	0
Total	$1,259	$4	$30	$(3)	$0	$529

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Losses)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(3)	$(15)	$0	$0	$0	$0
Currency	4	0	0	0	0	0
Total fair value hedges	1	(15)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(6)	0	2
Currency/Interest Rate	0	1	(18)	0	0	(61)
Total cash flow hedges	0	1	(18)	(6)	0	(59)
Net investment hedges
Currency	0	0	0	0	0	(1)
Currency/Interest Rate	0	0	0	0	0	(11)
Total net investment hedges	0	0	0	0	0	(12)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,470	0	0	0	0	0
Currency	(42)	0	0	0	0	0
Currency/Interest Rate	15	0	0	0	0	0
Credit	(2)	0	0	0	0	0
Equity	(687)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(696)	0	0	0	0	0
Total non-qualifying hedges	58	0	0	0	0	0
Total	$59	$(14)	$(18)	$(6)	$0	$(71)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	Accumulated Other Comprehensive Income (Losses)(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(8)	$(31)	$0	$0	$2	$0
Currency	6	0	0	0	0	0
Total fair value hedges	(2)	(31)	0	0	2	0
Cash flow hedges
Interest Rate	0	0	0	(11)	0	5
Currency/Interest Rate	0	3	(22)	0	0	(92)
Total cash flow hedges	0	3	(22)	(11)	0	(87)
Net investment hedges
Currency	0	0	0	0	0	(1)
Currency/Interest Rate	0	0	0	0	0	(29)
Total net investment hedges	0	0	0	0	0	(30)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,379	0	0	0	0	0
Currency	(48)	0	0	0	0	0
Currency/Interest Rate	3	0	(1)	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(980)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,442)	0	0	0	0	0
Total non-qualifying hedges	(89)	0	(1)	0	0	0
Total	$(91)	$(28)	$(23)	$(11)	$2	$(117)
__________

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2014	$206
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2015	555
Amount reclassified into current period earnings	(59)
Balance, June 30, 2015	$702

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using June 30, 2015 values, it is anticipated that a pre-tax gain of approximately $43 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending June 30, 2016, offset by amounts pertaining to the hedged items. As of June 30, 2015, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $533 million and $501 million as of June 30, 2015 and December 31, 2014, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $5 million as of both June 30, 2015 and December 31, 2014. These credit derivatives are reported at fair value as an asset of less than $1 million as of both June 30, 2015 and December 31, 2014. These credit derivatives have a NAIC designation of 2. The Company has also written credit protection on certain index references with notional amounts of $349 million and $1,544 million, respectively, reported at fair value as an asset of less than $1 million and a liability of $2 million, respectively, as of June 30, 2015 and December 31, 2014. As of June 30, 2015, these credit derivatives’ notionals had the following NAIC ratings: $67 million in NAIC 3, $251 million in NAIC 5 and $31 million in NAIC 6. As of December 31, 2014, the credit derivatives where the Company had written credit protection on an index reference had an NAIC designation of 3. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 1 year, while the credit protection on the index references have maturities of less than 10 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of June 30, 2015 and December 31, 2014, was a liability of $10 million and $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2015 and December 31, 2014, the Company had $596 million and $573 million of outstanding notional amounts, respectively, reported at fair value as a liability of $14 million and $17 million, respectively.

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to: (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s NPR in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread, a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of June 30, 2015, there were no net liability derivative positions by counterparty with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2015.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2015	December 31, 2014
	(in millions)
Total outstanding mortgage loan commitments	$2,979	$2,442
Portion of commitment where prearrangement to sell to investor exists	$428	$958

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2015	December 31, 2014
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,498	$4,883
Expected to be funded from separate accounts	$163	$28
__________

(1)
Includes a remaining commitment of $169 million and $194 million at June 30, 2015 and December 31, 2014, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	June 30, 2015	December 31, 2014
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$13,602	$14,334
Fair value of related collateral associated with above indemnifications	$13,886	$14,740
Accrued liability associated with guarantee	$0	$0

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds and separate accounts for which the Company is the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the mutual funds or separate accounts to hold them harmless against losses caused

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Guarantees of Asset Values

	June 30, 2015	December 31, 2014
	(in millions)
Guaranteed value of third parties’ assets	$73,166	$74,707
Fair value of collateral supporting these assets	$74,896	$76,711
Asset associated with guarantee, carried at fair value	$7	$6

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Guarantees of Credit Enhancements

	June 30, 2015	December 31, 2014
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$5	$5
Fair value of properties and associated tax credits that secure the guarantee	$7	$8
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	June 30, 2015	December 31, 2014
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,324	$1,248
First-loss exposure portion of above	$408	$388
Accrued liability associated with guarantees	$15	$16

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $10,560 million of mortgages subject to these loss-sharing arrangements as of June 30, 2015, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2015, these mortgages had a weighted-average debt service coverage ratio of 2.09 times and a weighted-average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0.0 million and $1.0 million, for the six months ended June 30, 2015 and 2014, respectively.

Other Guarantees

	June 30, 2015	December 31, 2014
	(in millions)
Other guarantees where amount can be determined	$316	$331
Accrued liability for other guarantees and indemnifications	$4	$5

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $308 million and $323 million as of June 30, 2015 and December 31, 2014, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

disclosed, including matters discussed below. The Company estimates that as of June 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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
Escheatment Litigation

State of West Virginia cx. Rd. John D. Perdue v. Prudential Insurance Company of America; and State of West Virginia cx. Rd. John D. Perdue v. Pruco Life Insurance Company
In June 2015, the West Virginia Supreme Court issued a decision in each of the above captioned cases: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court for each case.
Huffman v. The Prudential Insurance Company of America
In July 2015, the Court granted plaintiffs’ motion to file an amended complaint.

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
Residential Mortgage-Backed Securities (“RMBS”) Litigation
PICA et al. v. Bank of America National Association & Merrill Lynch & Co., Inc., et al.—In April 2015, this lawsuit was settled.
PICA et al. v. Countrywide Financial Corp., et al.—In April 2015, this lawsuit was settled.
PICA et al. v. RBS Financial Products, Inc., et al.—In June 2015, this lawsuit was settled.
RMBS Trustee
PICA et al. v. Bank of New York Mellon—In March 2015, defendants filed a motion to dismiss the amended complaint.
PICA et al. v. Citibank N.A.—In February 2015, defendants filed a motion to dismiss the amended complaint.
PICA et al. v. Deutsche Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PICA et al. v. HSBC, et al.—In January 2015, defendants filed a motion to dismiss the amended complaint. In June 2015, the Court granted in part, and denied in part, defendants’ motion to dismiss the complaint for failure to state a claim and granted leave to file an amended complaint. In July 2015, plaintiffs filed an amended complaint.
PICA et al. v. U.S. Bank National Association—In February 2015, defendants filed a motion to dismiss the amended complaint. In May 2015, the Court granted defendants’ motion to dismiss: (1) declining to exercise supplemental jurisdiction regarding claims involving the PSA trusts; and (2) granting leave for plaintiffs to file an amended complaint asserting direct claims involving the Indenture trusts. In June 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. U.S. Bank Nat’l Ass’n, asserting claims relating to the PSA trusts. In July 2015, plaintiffs filed with the Court an amended complaint asserting direct claims relating to the Indenture trusts.
PICA et al. v. Wells Fargo Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al.
In August 2015, the Court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The Court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The Court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial”) as of June 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and six months ended June 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On January 2, 2015, Prudential Financial repurchased and canceled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, earnings per share of Common Stock for the three and six months ended June 30, 2015 reflect the consolidated earnings of Prudential Financial. In addition, we no longer organize our principal operations into the Financial Services Businesses and the Closed Block Business. Our principal operations are comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment, which includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. The Closed Block segment is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, businesses that are not sufficiently material to warrant separate disclosure and other businesses that have been or will be divested. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.187 trillion of assets under management as of June 30, 2015, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On June 9, 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2015 through June 30, 2016. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. We purchased 11.7 million shares of our Common Stock at a total cost of $1.0 billion, under the prior twelve-month $1.0 billion share repurchase authorization that expired on June 30, 2015, including 6.0 million shares purchased in the first six months of 2015 at a total cost of $500 million.

On each of February 10, 2015 and May 12, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock.

Regulatory Developments

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974 (“ERISA”). The comment period for the proposed regulation ended on July 21, 2015, and it is expected that the DOL will seek to promulgate final regulations in 2016. If enacted, the proposals will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”). We cannot predict the exact nature and scope of any new final regulations or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Annuities, Retirement, Asset Management, Individual Life and Group Insurance businesses, and increase compliance costs.
The Company is required as a non-bank financial company to submit to the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. We submitted our initial resolution plan in June 2014, and were advised by the FRB and FDIC in September 2014 that the plan was “not incomplete,” the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to the Company, as well as to the other two non-bank financial companies which filed initial plans in 2014, on our respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.

The Financial Stability Board (“FSB”), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer (“G-SII”) that is to be subject to enhanced regulation. In June 2015, the International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, issued a public consultation document on the development of higher loss absorbency (“HLA”) requirements for G-SIIs. HLA requirements will establish an additional capital buffer above the IAIS’s basic capital requirement (“BCR”) that G-SIIs would need to hold to support their insurance and non-insurance activities. The IAIS expects that HLA requirements would increase G-SIIs’ BCR by an average of 20%. The HLA requirements are expected to be presented to the G20 for endorsement in November 2015 and applied to G-SIIs beginning in 2019. We continue to evaluate the potential impact the HLA requirements could have on us if they are adopted in the jurisdictions in which we operate.
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

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

As interest rates in the U.S. continue to remain lower than historical levels, our current reinvestment yields are consequently lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans. With the Federal Reserve Board’s stated intention to keep interest rates low for some time, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2016. The general account for these operations has approximately $168 billion of such assets (based on net carrying value) as of June 30, 2015. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately

4.5%, as of June 30, 2015, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $168 billion of fixed maturity securities and commercial mortgage loans are approximately $79 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of June 30, 2015, approximately 75% of these assets contain prepayment penalties.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of June 30, 2015, these operations have approximately $165 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $51 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2015, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.9	$0.0	$0.0	$0.0	$0.0	$0.9
1.00% - 1.99%	2.0	2.5	11.1	1.4	0.2	17.2
2.00% - 2.99%	2.2	0.2	0.4	1.9	0.2	4.9
3.00% - 4.00%	24.1	2.0	0.4	0.2	0.0	26.7
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total	$30.1	$4.7	$11.9	$3.5	$0.4	$50.6
Percentage of total	59%	9%	24%	7%	1%	100%

Also included in the table above is approximately $1.5 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

These operations also have approximately $14 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $100 billion of the $165 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.25% for the period from July 1, 2015 through December 31, 2016, and credit spreads remain unchanged from levels as of June 30, 2015, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $5 million in 2015 and $44 million in 2016. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $51 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or iv) any impact from other factors described below.

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

Closed Block Division
Substantially all of the $61 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of June 30, 2015, these operations have $119 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $119 billion is approximately $21 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $8 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the U.S. insurance operations excluding the Closed Block division above.

Results of Operations

Net income attributable to Prudential Financial, Inc. for the three and six months ended June 30, 2015 was $1,406 million and $3,442 million, respectively, compared to $1,090 million and $2,328 million, respectively, for the three and six months ended June 30, 2014.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. As discussed in “—Overview,” for the three and six months ended June 30, 2015, the Closed Block division is accounted for as a divested business under our definition of adjusted operating income. For the three and six months ended June 30, 2014, the former Closed Block Business was analyzed using accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

Results for the three and six months ended June 30, 2015, reflect the impact of our annual review and update of assumptions, which we performed in the second quarter. Prior to 2015, this review and update was performed in the third quarter of each year. Accordingly, results for the three and six months ended June 30, 2014, do not reflect an impact from the annual review and update of assumptions performed in 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$548	$390	$1,077	$778
Retirement	237	286	521	650
Asset Management	196	200	401	393
Total U.S. Retirement Solutions and Investment Management division	981	876	1,999	1,821
Individual Life	237	158	353	283
Group Insurance	75	46	105	52
Total U.S. Individual Life and Group Insurance division	312	204	458	335
International Insurance	842	884	1,676	1,721
Total International Insurance division	842	884	1,676	1,721
Corporate Operations	(294)	(341)	(547)	(683)
Total Corporate and Other	(294)	(341)	(547)	(683)
Adjusted operating income before income taxes	1,841	1,623	3,586	3,194
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(60)	(202)	1,602	(153)
Charges related to realized investment gains (losses), net(2)	346	(71)	(265)	(128)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(220)	225	(137)	326
Change in experience-rated contractholder liabilities due to asset value changes(4)	234	(189)	37	(232)
Divested businesses:
Closed Block division(5)	52	0	30	0
Other divested businesses(6)	(109)	47	(34)	120
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	45	18	58	29
Subtotal(8)	2,129	1,451	4,877	3,156
Income (loss) from continuing operations before income taxes for Closed Block Business(9)	0	56	0	69
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,129	$1,507	$4,877	$3,225
__________

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

(5)
As a result of the Class B Repurchase, for the three and six months ended June 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See “—Overview” above.

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

(8)
Amounts for the three and six months ended June 30, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for that period.

(9)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and six months ended June 30, 2014.

Results for the periods presented above reflect the following:

Individual Annuities. Results for both the second quarter and first six months of 2015 increased in comparison to the prior year periods, primarily reflecting favorable comparative impacts on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business, including those resulting from the annual review and update of assumptions performed in the second quarter of 2015. Also contributing to the increases for both periods was higher net asset-based fee income.

Retirement. Results for both the second quarter and first six months of 2015 decreased in comparison to the prior year periods, reflecting lower net investment spread results, partially offset by more favorable reserve impacts from case experience.

Asset Management. Results for the second quarter of 2015 decreased in comparison to the prior year period, reflecting lower strategic investing results, partially offset by higher asset management fees, net of expenses. Results for the first six months of 2015 increased in comparison to the prior year period, reflecting higher performance-based incentive fees and higher asset management fees, net of expenses, partially offset by lower strategic investing results and lower transaction fees.

Individual Life. Results for both the second quarter and first six months of 2015 increased in comparison to the prior year periods, reflecting a favorable net impact from our annual review and update of assumptions, as well as favorable reserve updates for guaranteed minimum death benefits, partially offset by unfavorable comparative mortality experience, net of reinsurance.

Group Insurance. Results for both the second quarter and first six months of 2015 increased in comparison to the prior year periods, primarily reflecting a favorable net impact from our annual review and update of assumptions, as well as more favorable comparative underwriting results, partially offset by a lower contribution from net investment spread results.

International Insurance. Results for both the second quarter and first six months of 2015 decreased in comparison to the prior year periods, primarily from net unfavorable impacts from foreign currency exchange rates and from our annual review and update of assumptions. Excluding these items, segment results increased from the prior year periods, reflecting net business growth driven by higher sales and a greater contribution from net investment results, partially offset by higher expenses.

Corporate and Other operations. Results for both the second quarter and first six months of 2015 reflect decreased losses in comparison to the prior year periods, primarily reflecting lower operating debt interest expense, net of investment income, and lower levels of corporate expenses, partially offset by higher capital debt interest expense.

Closed Block Division. Closed Block division results for the second quarter of 2015 decreased in comparison to Closed Block Business results in the second quarter of 2014, primarily driven by a decrease in net realized investment gains and lower net investment income, partially offset by a decrease in the policyholder dividend obligation. Closed Block division results for the first six months of 2015 decreased in comparison to Closed Block Business results in the first six months of 2014, primarily driven by lower net investment income and a decline in net insurance results, partially offset by a decrease in the policyholder dividend obligation and an increase in net realized investment gains.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$13,712	$13,146	$29,264	$26,000
Benefits and expenses	11,583	11,639	24,387	22,775
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	2,129	1,507	4,877	3,225
Income tax expense (benefit)	679	404	1,378	877
Income (loss) from continuing operations before equity in earnings of operating joint ventures	1,450	1,103	3,499	2,348
Equity in earnings of operating joint ventures, net of taxes	9	6	6	6
Income (loss) from continuing operations	1,459	1,109	3,505	2,354
Income (loss) from discontinued operations, net of taxes	0	4	0	8
Net income (loss)	1,459	1,113	3,505	2,362
Less: Income attributable to noncontrolling interests	53	23	63	34
Net income (loss) attributable to Prudential Financial, Inc.	$1,406	$1,090	$3,442	$2,328

Results of Operations

Three Month Comparison. The increase in income (loss) from continuing operations for the second quarter of 2015 compared to the second quarter of 2014 reflected the following:

•
$1,802 million favorable variance, on a pre-tax basis, resulting from a net gain in the current quarter compared to a net loss in the year ago quarter, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•
$328 million higher net pre-tax earnings primarily resulting from a gain in the second quarter of 2015 compared to a loss in the year ago quarter from foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations (see “—Results of Operations by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information); and

•
$173 million favorable variance, before taxes, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual review and update of assumptions performed in the second quarter of of 2015. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•
$1,447 million lower net pre-tax realized gains (losses) for PFI excluding the Closed Block division, excluding the impact of the hedging program associated with certain variable annuities described below, primarily reflecting changes in the market value of derivatives due to increases in interest rates in the current quarter compared to decreases in interest rates in the year ago quarter (see “—Realized Investment Gains and Losses” for additional information);

•
$504 million unfavorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information); and

•	$275 million unfavorable impact of higher tax expense reflecting higher pre-tax income in the current quarter compared to the year ago quarter.

Six Month Comparison. The increase in income (loss) from continuing operations for the first six months of 2015 compared to the first six months of 2014 reflected the following:

•
$2,007 million favorable variance, on a pre-tax basis, resulting from a net gain in the first six months of 2015 compared to a net loss in the year ago period, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework;

•
$300 million favorable variance, before taxes, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual review and update of assumptions performed in the second quarter of 2015. This excludes the impact associated with the variable annuity hedging program discussed below;

•
$200 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities; and

•
$139 million higher net pre-tax earnings primarily resulting from a gain in the first six months of 2015 compared to a loss in the year ago period from foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations.

Partially offsetting these increases in income (loss) from continuing operations were the following items:

•
$927 million lower net pre-tax realized gains (losses) for PFI excluding the Closed Block division, excluding the impact of the hedging program associated with certain variable annuities described above, primarily reflecting changes in the market value of derivatives due to increases in interest rates in the first six months of 2015 compared to decreases in interest rates in the year ago period; and

•	$501 million unfavorable impact of higher tax expense reflecting higher pre-tax income in the first six months of 2015 compared to the year ago period.

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

Account Values. In managing our Individual Annuity and Retirement businesses, we analyze account values, which do not correspond to U.S. GAAP assets. Net sales (redemptions) in our Individual Annuity business and net additions (withdrawals) in our Retirement business do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

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

Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “—Consolidated Results of Operations—Results of Operations” above, beginning in 2015, we perform our annual review of assumptions during the second quarter.

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2015, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific feature. The reserves for our guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features are calculated based on our best estimate of actuarial and capital markets return assumptions. The risks associated with these benefit features are retained and results are included in adjusted operating income. In contrast, certain of our guaranteed living benefit features are accounted for as embedded derivatives and reported at fair value. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. We hedge or limit our exposure to certain risks associated with these features through our living benefits hedging program and product design features. Adjusted operating income, as discussed below in “—Adjusted Operating Income” and “—Revenues, Benefits and Expenses,” excludes amounts related to changes in the market value of the embedded derivatives and related hedge positions, and the related impact to amortization of DAC and other costs. The items excluded from adjusted operating income are discussed below in “—Variable Annuity Hedging Program Results.”

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$161,127	$155,276	$158,664	$154,140	$159,528
Sales	2,341	2,664	4,568	4,985	9,591
Surrenders and withdrawals	(2,203)	(2,221)	(4,399)	(4,414)	(8,837)
Net sales	138	443	169	571	754
Benefit payments	(489)	(481)	(977)	(892)	(1,884)
Net flows	(351)	(38)	(808)	(321)	(1,130)
Change in market value, interest credited and other activity	(889)	5,159	2,923	7,426	4,163
Policy charges	(911)	(869)	(1,803)	(1,717)	(3,585)
Ending total account value	$158,976	$159,528	$158,976	$159,528	$158,976
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $155.4 billion and $155.9 billion as of June 30, 2015 and 2014, respectively. Fixed annuity account values were $3.6 billion as of both June 30, 2015 and 2014.

The decrease in account values as of June 30, 2015 compared to June 30, 2014 was largely driven by benefit payments and contract charges on contractholder accounts. These decreases were partially offset by favorable changes in the market value of contractholder funds, primarily reflecting equity market appreciation over the last twelve months, and positive net sales to a lesser extent.

The decline in net sales for the three and six months ended June 30, 2015 compared to the prior year periods, respectively, reflects a decline in sales of our products with the highest daily benefit, partially offset by higher sales of other variable annuity products, including our Prudential Premier® Investment Variable Annuity (“PPI”) and our Prudential Defined Income Variable Annuity (“PDI”), as we have sought to broaden our offerings and diversify our risk profile.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,200	$1,171	$2,387	$2,328
Benefits and expenses	652	781	1,310	1,550
Adjusted operating income	548	390	1,077	778
Realized investment gains (losses), net, and related adjustments	(409)	262	1,000	466
Related charges	128	(3)	(325)	33
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$267	$649	$1,752	$1,277

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $158 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $29 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of an increase in asset-based commissions, partially offset by a decline in net investment income driven by lower income on non-coupon investments.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net benefit of $125 million and a net charge of $4 million in the second quarter of 2015 and 2014, respectively. The net benefit in the second quarter of 2015 primarily reflects the impact of expected favorable future equity market performance and higher expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The remaining net benefit included a $31 million net benefit resulting from our annual review and update of assumptions, driven by modifications to both our actuarial and economic assumptions. The net charge in the second quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance.

Six Month Comparison. Adjusted operating income increased $299 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $43 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions, amortization costs and reserve provisions for the GMDB and GMIB features of our variable annuity products. Partially offsetting this net increase was a decline in net investment income driven by lower income on non-coupon investments.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net benefit of $231 million and a net charge of $25 million in the first six months of 2015 and 2014, respectively. The net benefit in the first six months of 2015 primarily reflected the impact of favorable equity market performance and the net benefit resulting from an annual review and update of assumptions, as discussed above. The net charge in the first six months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $29 million, primarily driven by a $36 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $10 million decline in net investment income, driven by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $129 million. Excluding the $129 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses remained unchanged. General and administrative expenses, net of capitalization, increased $11 million, driven by higher asset-based commissions and asset management costs due to average account value growth, and higher operating expenses. Amortization of DAC increased $2 million, primarily driven by higher fee income, as discussed above. Partially offsetting these increases were an $11 million decrease in interest expense, driven by lower debt, and a $5 million decrease in interest credited to policyholders’ account balances, driven by lower average account values in the general account.

Six Month Comparison. Revenues increased $59 million, primarily driven by an $80 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $24 million decline in net investment income, driven by lower income on non-coupon investments.

Benefits and expenses decreased $240 million. Excluding the $256 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $16 million. General and administrative expenses, net of capitalization, increased $27 million, driven by higher asset-based commissions and asset management costs due to average account value growth, and higher operating expenses. Amortization of DAC and policyholders’ benefits each increased $7 million, primarily driven by higher fee income, as discussed above. Partially offsetting these increases were a $13 million decrease in interest expense, driven by lower debt, and a $12 million decrease in interest credited to policyholders’ account balances, driven by lower average account values in the general account.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the majority of the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to certain risks created by capital markets fluctuations through a combination of product design features, such as an automatic rebalancing feature, also referred to as an asset transfer feature, and inclusion of certain living benefits in our hedging program. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd., an external counterparty, to reinsure approximately 50% of the Highest Daily Lifetime Income (“HDI”) v.3.0, the newest version of our variable annuity with a “highest daily” living benefits guarantee. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, subject to a maximum $5 billion of new rider purchase payments made through December 31, 2016.

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced new products that diversify our risk profile and incorporate provisions in product design allowing frequent revisions of key pricing elements. In addition, certain fees are based on the benefit guarantee amount or the contractholder account value, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding this program, see “—Variable Annuities Hedging Program Results” below.

For certain living benefits features, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits features provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee. Our PDI variable annuity complements our variable annuity products with the highest daily benefit and provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate account.

The majority of our variable annuity contracts with living benefits features, and all new contracts sold with our highest daily living benefits feature, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our hedging program. As discussed above, we also utilize external reinsurance as a form of additional risk mitigation. The guaranteed benefits of certain legacy products that were sold prior to our implementation of the automatic rebalancing feature are also included in our hedging program. Certain legacy guaranteed minimum accumulation benefit (“GMAB”) products include the automatic rebalancing feature, but are not included in the hedging program. The PDI product and contracts with the GMIB feature have neither risk mitigant. Rather than utilizing a capital markets hedging strategy, certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account.

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

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	June 30, 2015		December 31, 2014		June 30, 2014
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both hedging program and automatic rebalancing(2)	$111,196	72%	$110,953	72%	$110,660	71%
Hedging program only	10,896	7%	11,395	7%	12,052	8%
Automatic rebalancing only	1,574	1%	1,771	1%	2,035	1%
External reinsurance(3)	553	0%	0	0%	0	0%
PDI	3,634	2%	2,777	2%	1,846	1%
Other Products	3,151	2%	3,324	2%	3,545	2%
Total living benefit/GMDB features	$131,004		$130,220		$130,138
GMDB features and other(4):	24,420	16%	24,863	16%	25,752	17%
Total variable annuity account value	$155,424		$155,083		$155,890
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our hedging program, and have an automatic rebalancing feature.

(3)	Represents reinsurance transaction with external counterparty effective April 2015. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The changes in the risk profile of our variable annuity account values reflect our product risk diversification strategy and broadening of our product offerings over the past year, as well as the runoff of legacy products over time.

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

	As of June 30, 2015	As of December 31, 2014
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$5.5	$8.1
Less: NPR Adjustment	(7.3)	(6.7)
Embedded derivative liability as defined by U.S. GAAP, excluding NPR	12.8	14.8
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	5.9	6.1
Hedge target liability (contra-liability)	$6.9	$8.7

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

	As of June 30, 2015				As of December 31, 2014
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.0	$0.0	$0.1	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	15.5	0.2	88.4	3.6	14.5	(0.4)	87.7	5.1
Options	9.4	0.2	23.1	0.2	10.4	0.4	25.5	0.5
Total	$24.9	$0.4	$111.6	$3.8	$25.1	$0.0	$113.2	$5.6

__________

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(1) (in millions)
Hedge Program Results:
Change in value of hedge target(2)	$4,581	$(859)	$2,166	$(2,795)
Change in fair value of hedge positions	(4,582)	971	(2,165)	2,927
Net hedging impact(2)(3)	$(1)	$112	$1	$132
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(1)	$112	$1	$132
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)(4)	840	(349)	409	(910)
Change in the NPR adjustment(2)	(1,148)	486	660	1,214
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	(309)	249	1,070	436
Related benefit (charge) to amortization of DAC and other costs(2)	77	(11)	(382)	18
Net impact of assumption updates and other refinements	(34)	0	(34)	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$(266)	$238	$654	$454
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Excludes the net impacts of assumption updates and other refinements, and includes rider fees received attributable to future benefit payments. For both the three and six months ended June 30, 2015, the assumption update impact to the change in value of hedge target, change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, change in the NPR adjustment and related benefit (charge) to amortization of DAC and other costs was approximately $106 million, $(172) million, $(8) million and $40 million, respectively. Attributed fees received for the three and six months ended June 30, 2015, were approximately $250 million and $494 million, respectively, and were included in “Change in value of hedge target.”

(3)
Excludes $768 million and $(592) million for the three months ended June 30, 2015 and 2014, respectively, and $111 million and $(1,462) million for the six months ended June 30, 2015 and 2014, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net hedging charge of $266 million and benefit of $654 million for the three and six months ended June 30, 2015, respectively, were primarily driven by changes in the NPR adjustment. For the three months ended June 30, 2015, rising interest rates drove decreases in the base embedded derivative liability before NPR, which resulted in corresponding decreases in the NPR adjustment. The impact on NPR from rising interest rates was partially offset by the impact of widening credit spreads. For the six months ended June 30, 2015, increases in the NPR adjustment driven by widening credit spreads more than offset the decrease due to net interest rate increases. These impacts were partially offset by related impacts to the amortization of DAC and other costs for both periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million for both periods resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements.

The net hedging benefits of $238 million and $454 million for the three and six months ended June 30, 2014, respectively, were primarily driven by changes in the NPR adjustment. Declining interest rates in 2014 drove increases in the base embedded derivative liability before NPR which resulted in corresponding increases in the NPR adjustment for both periods. To a lesser extent, results for both periods also reflected the net impacts of changes in the value of our hedge target and related hedge positions. Lower interest rate volatility and fund outperformance relative to indices, partially offset by unfavorable liability basis, drove net hedging benefits for both periods. The changes in the NPR adjustment and the net hedging impacts resulted in related impacts to the amortization of DAC and other costs in all periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$3,180	$1,469	$5,658	$3,000
Benefits and expenses	2,943	1,183	5,137	2,350
Adjusted operating income	237	286	521	650
Realized investment gains (losses), net, and related adjustments	(273)	93	136	211
Related charges	0	1	(1)	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(270)	172	(243)	345
Change in experience-rated contractholder liabilities due to asset value changes	284	(136)	143	(251)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$(22)	$416	$556	$956

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $49 million, primarily driven by lower net investment spread results, partially offset by a more favorable reserve impact from case experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower reinvestment rates and lower income on derivatives used in portfolio management, partially offset by growth in account values primarily from significant pension risk transfer transactions. The more favorable reserve impact from case experience reflected favorable mortality for pension risk transfer contracts. There was no net impact to adjusted operating income from our annual review and update of assumptions and other refinements.

Six Month Comparison. Adjusted operating income decreased $129 million, primarily driven by lower net investment spread results, partially offset by a more favorable reserve impact from case experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower reinvestment rates and lower income on derivatives used in portfolio management, partially offset by growth in account values primarily from significant pension risk transfer transactions. The more favorable reserve impact from case experience reflected favorable mortality for pension risk transfer contracts. There was no net impact to adjusted operating income from our annual review and update of assumptions and other refinements.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,711 million. Premiums increased $1,735 million, primarily driven by pension risk transfer transactions, including a significant payout annuity transaction that closed in the second quarter of 2015 and ongoing premiums assumed for longevity reinsurance contracts sold over the last year. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $12 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values from significant pension risk transfer transactions. Policy charges and fee income, asset management and service fees and other income decreased $12 million, primarily from lower income on derivatives used in portfolio management and lower fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,760 million. Policyholders’ benefits, including the change in policy reserves, increased $1,745 million, primarily related to the increase in premiums discussed above. Amortization of DAC increased $30 million primarily driven by a net unfavorable impact from our annual review and update of assumptions and other refinements, and an increase from amortization related to the significant pension risk transfer transactions discussed above. Partially offsetting these increases was a $9 million decrease in interest credited to policyholders’ account balances, driven by the impact of crediting rate reductions on full service general account stable value account values and maturities of contracts with higher crediting rates. In addition, general and administrative expenses, net of capitalization, decreased $7 million primarily driven by a favorable impact from our annual review and update of assumptions and other refinements on the amortization of VOBA, partially offset by higher operating expenses, including costs to support strategic initiatives.

Six Month Comparison. Revenues increased $2,658 million. Premiums increased $2,751 million, primarily driven by pension risk transfer transactions, including two significant payout annuity transactions that closed in 2015 and ongoing premiums assumed for longevity reinsurance contracts sold over the last year. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $58 million primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values from significant pension risk transfer transactions. Policy charges and fee income, asset management and service fees and other income decreased $35 million primarily from lower income on derivatives used in portfolio management and lower fee income.

Benefits and expenses increased $2,787 million. Policyholders’ benefits, including the change in policy reserves, increased $2,768 million, primarily related to the increase in premiums discussed above. Amortization of DAC increased $30 million primarily driven by a net unfavorable impact from our annual review and update of assumptions and other refinements, and an increase from amortization related to the significant pension risk transfer transactions discussed above. Partially offsetting these increases was an $11 million decrease in interest credited to policyholders’ account balances, driven by maturities of contracts with higher crediting rates and the impact of crediting rate reductions on full service general account stable value account values. In addition, general and administrative expenses, net of capitalization, decreased $2 million primarily driven by a favorable impact from our annual review and update of assumptions and other refinements on the amortization of VOBA, partially offset by higher operating expenses, including costs to support strategic initiatives.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—Asset Management.”

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014	2015
	(in millions)
Full Service:
Beginning total account value	$188,145	$178,150	$184,196	$173,502	$181,577
Deposits and sales	5,040	4,528	11,354	13,115	22,173
Withdrawals and benefits	(4,683)	(6,066)	(10,912)	(12,069)	(21,444)
Change in market value, interest credited and interest income and other activity	305	4,965	4,169	7,029	6,501
Ending total account value	$188,807	$181,577	$188,807	$181,577	$188,807
Net additions (withdrawals)	$357	$(1,538)	$442	$1,046	$729
Institutional Investment Products:
Beginning total account value	$177,120	$149,661	$179,641	$149,402	$148,971
Additions	9,147	2,075	10,116	3,808	49,601
Withdrawals and benefits	(3,808)	(4,602)	(7,303)	(7,619)	(15,720)
Change in market value, interest credited and interest income(1)	83	1,753	1,712	3,194	4,351
Other(1)(2)	1,256	84	(368)	186	(3,405)
Ending total account value	$183,798	$148,971	$183,798	$148,971	$183,798
Net additions (withdrawals)	$5,339	$(2,527)	$2,813	$(3,811)	$33,881
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

(2)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

The increase in full service account values as of June 30, 2015, compared to June 30, 2014, primarily reflects the impact of equity market appreciation on the market value of customer funds over the past twelve months. The increase in net additions (withdrawals) for the three months ended June 30, 2015, compared to the prior year period was primarily driven by a lower volume of large plan lapses and a higher volume of large plan sales. The decrease in net additions for the six months ended June 30, 2015, compared to the prior year period was driven by a significant plan sale in the prior period.

The increase in institutional investment products account values as of June 30, 2015, compared to June 30, 2014, primarily reflects additions resulting from significant pension risk transfer transactions over the past twelve months and a bank-owned life insurance stable value transaction in the second quarter of 2015, partially offset by net withdrawals of investment-only stable value accounts. The increase in net additions (withdrawals) for both the three and six months ended June 30, 2015, compared to the prior year periods was primarily driven by additions resulting from significant pension risk transfer transactions, and a bank-owned life insurance stable value transaction.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$776	$713	$1,509	$1,380
Expenses	580	513	1,108	987
Adjusted operating income	196	200	401	393
Realized investment gains (losses), net, and related adjustments	(9)	0	(3)	7
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	49	22	54	29
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$236	$222	$452	$429

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $4 million. The decrease primarily reflected lower strategic investing results driven by lower income from fixed income funds. Partially offsetting the decrease were higher asset management fees, net of expenses, as a result of higher assets under management due to positive net flows and market appreciation.

Six Month Comparison. Adjusted operating income increased $8 million. The increase reflected higher performance-based incentive fees, net of expenses, primarily related to certain real estate funds, and higher asset management fees, net of expenses, as a result of higher assets under management due to positive net asset flows and market appreciation. These increases were partially offset by lower strategic investing results, driven by a gain on the sale of an investment in the prior period, and lower transaction fees in certain real estate portfolios.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$230	$225	$458	$439
Retail customers(1)	197	177	386	350
General account	113	105	226	207
Total asset management fees	540	507	1,070	996
Incentive fees	16	17	47	38
Transaction fees	5	8	10	15
Strategic investing	7	20	23	37
Commercial mortgage(2)	24	22	44	43
Other related revenues(3)	52	67	124	133
Service, distribution and other revenues(4)	184	139	315	251
Total revenues	$776	$713	$1,509	$1,380
__________

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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $20 million for both the three months ended June 30, 2015 and 2014, and $39 million for both the six months ended June 30, 2015 and 2014.

Three Month Comparison. Revenues, as shown in the table above, under “—Operating Results,” increased $63 million. Service, distribution and other revenues increased $45 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds. Asset management fees increased $33 million primarily as a result of higher assets under management due to positive net asset flows and market appreciation. Partially offsetting these increases was a $13 million decrease in strategic investing revenues, primarily reflecting lower income from fixed income funds.

Expenses, as shown in the table above under “—Operating Results,” increased $67 million, including expenses relating to business growth initiatives, commissions from higher retail sales and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Six Month Comparison. Revenues increased $129 million. Asset management fees increased $74 million primarily as a result of higher assets under management due to positive net asset flows and market appreciation. Service, distribution and other revenues increased $64 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds. Partially offsetting these increases was a $14 million decrease in strategic investing revenues, primarily reflecting a gain on the sale of an investment in the prior period.

Expenses increased $121 million, including expenses relating to business growth initiatives, commissions from higher retail sales and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2015	December 31, 2014	June 30, 2014
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$65.7	$63.8	$66.2
Fixed income	277.4	270.0	264.7
Real estate	37.5	36.2	36.1
Institutional customers(1)	380.6	370.0	367.0
Retail customers:
Equity	128.5	122.8	122.2
Fixed income	68.4	61.0	55.7
Real estate	2.3	2.3	2.2
Retail customers(2)	199.2	186.1	180.1
General account:
Equity	7.7	7.7	8.1
Fixed income	359.0	368.1	364.6
Real estate	1.8	1.6	1.7
General account	368.5	377.4	374.4
Total assets under management	$948.3	$933.5	$921.5
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30, 2015
	2015	2014	2015	2014
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$380.9	$352.2	$370.0	$341.7	$367.0
Net additions (withdrawals), excluding money market activity:
Third party	6.8	2.7	10.5	4.6	6.6
Affiliated	(1.1)	0.4	(1.8)	0.1	(0.1)
Total	5.7	3.1	8.7	4.7	6.5
Market appreciation (depreciation)	(5.8)	11.7	1.9	20.8	8.0
Other increases (decreases)(1)	(0.2)	0.0	0.0	(0.2)	(0.9)
Ending Assets Under Management	$380.6	$367.0	$380.6	$367.0	$380.6
Retail Customers:
Beginning Assets Under Management	$198.4	$172.9	$186.1	$170.7	$180.1
Net additions (withdrawals), excluding money market activity:
Third party	(0.4)	0.7	3.6	0.9	7.4
Affiliated	0.8	(1.0)	3.6	(1.5)	4.6
Total	0.4	(0.3)	7.2	(0.6)	12.0
Market appreciation (depreciation)	0.2	7.0	6.0	9.8	7.8
Other increases (decreases)(1)	0.2	0.5	(0.1)	0.2	(0.7)
Ending Assets Under Management	$199.2	$180.1	$199.2	$180.1	$199.2
General Account:
Beginning Assets Under Management	$382.4	$365.8	$377.4	$357.5	$374.4
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated	(0.9)	(0.3)	(2.0)	1.7	0.2
Total	(0.9)	(0.3)	(2.0)	1.7	0.2
Market appreciation (depreciation)	(9.1)	7.1	(3.8)	15.1	6.9
Other increases (decreases)(1)	(3.9)	1.8	(3.1)	0.1	(13.0)
Ending Assets Under Management	$368.5	$374.4	$368.5	$374.4	$368.5
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $1.4 billion and gains of $1.2 billion for the three months ended June 30, 2015 and 2014, respectively, losses of $2.0 billion and gains of $1.7 billion for the six months ended June 30, 2015 and 2014, respectively, and losses of $17.6 billion for the twelve months ended June 30, 2015.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2015	2014
	(in millions)
Co-Investments:
Real estate	$245	$348
Fixed income	150	70
Seed Investments:
Real estate	37	33
Public equity	290	265
Fixed income	165	238
Loans Secured by Investor Equity Commitments or Fund Assets:
Private equity secured by investor equity	15	0
Total	$902	$954

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,160	$1,318	$2,511	$2,614
Benefits and expenses	923	1,160	2,158	2,331
Adjusted operating income	237	158	353	283
Realized investment gains (losses), net, and related adjustments	(429)	221	(135)	548
Related charges	244	(56)	96	(138)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$52	$323	$314	$693

On January 2, 2013, we acquired The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”) through a reinsurance transaction. As of June 30, 2015, the integration of the Hartford Life Business is substantially complete. We incurred approximately $110 million of pre-tax integration costs, inclusive of capitalized expenses, relative to expected costs of $120 million. We have also achieved annualized cost savings of approximately $90 million on a run rate basis commencing in the third quarter, which is in line with our expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $79 million, primarily reflecting a $68 million net benefit from our annual review and update of assumptions and other refinements, mainly driven by net favorable modifications to our economic and actuarial assumptions. Excluding this impact, adjusted operating income increased $11 million, primarily driven by reserve updates for guaranteed minimum death benefits, partially offset by less favorable mortality experience, net of reinsurance, and a related decrease in the amortization of VOBA.

Six Month Comparison. Adjusted operating income increased $70 million, primarily reflecting the net benefit from our annual review and update of assumptions and other refinements, as discussed above. Excluding this impact, adjusted operating income increased $2 million. This increase was primarily driven by reserve updates for guaranteed minimum death benefits, partially offset by unfavorable mortality experience, net of reinsurance, and a related decrease in the amortization of VOBA.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $158 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, revenues decreased $5 million. Policy charges and fee income, asset management and service fees and other income decreased $29 million primarily reflecting a decrease in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions, partially offset by growth in our universal life business. Net investment income increased $14 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below. Premiums increased $10 million primarily driven by growth in our term life insurance business.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $237 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $16 million. The amortization of DAC decreased $48 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. General and administrative expenses, net of capitalization, decreased $6 million, driven by lower amortization of VOBA primarily due to less favorable mortality experience. Policyholders’ benefits, including interest credited to account balances, increased $28 million, primarily reflecting universal life business growth and less favorable mortality experience. Interest expense increased $10 million related to unaffiliated reserve financing transactions with offsets in revenue, as discussed above.

Six Month Comparison. Revenues decreased $103 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, revenues increased $50 million. Premiums increased $28 million primarily driven by growth in our term life insurance business. Net investment income increased $18 million, reflecting higher invested assets resulting from business growth, required capital and increased unaffiliated reserve financing, which was offset by higher interest expense, as discussed below.

Benefits and expenses decreased $173 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $48 million. Policyholders’ benefits, including interest credited to account balances, increased $100 million, primarily reflecting universal life business growth and unfavorable mortality experience. Interest expense increased $22 million related to unaffiliated reserve financing transactions with offsets in revenue, as discussed above. The amortization of DAC decreased $58 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. General and administrative expenses, net of capitalization, decreased $17 million, driven by lower amortization of VOBA primarily due to less favorable mortality experience.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$3	$10	$13	$4	$7	$11
Universal Life(1)	16	49	65	11	35	46
Term Life	8	44	52	10	36	46
Total	$27	$103	$130	$25	$78	$103

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Prudential Agents	Third Party	Total	Prudential Agents	Third Party	Total
	(in millions)
Variable Life	$10	$21	$31	$9	$11	$20
Universal Life(1)	26	96	122	20	97	117
Term Life	16	85	101	18	70	88
Total	$52	$202	$254	$47	$178	$225
__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 15% and 7% of Universal Life annualized new business premiums for the three months ended June 30, 2015 and 2014, respectively, and approximately 13% and 11% of Universal Life annualized new business premiums for the six months ended June 30, 2015 and 2014, respectively.

Annualized new business premiums for both the second quarter and the first six months of 2015 increased relative to the prior year periods, primarily driven by pricing and other actions we have taken to diversify product sales.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,291	$1,342	$2,568	$2,704
Benefits and expenses	1,216	1,296	2,463	2,652
Adjusted operating income	75	46	105	52
Realized investment gains (losses), net, and related adjustments	(21)	8	8	25
Related charges	0	(1)	(1)	(3)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$54	$53	$112	$74

Benefits ratio(1):
Group life(2)	86.5%	89.3%	89.6%	89.5%
Group disability(2)	61.6%	83.9%	67.0%	92.2%
Administrative operating expense ratio(3):
Group life	10.5%	9.9%	10.6%	10.5%
Group disability	34.1%	29.4%	33.4%	29.2%
__________

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)
2015 benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life and group disability benefits ratios were 88.3% and 76.3% for the three months ended June 30, 2015, respectively, and 90.5% and 74.2% for the six months ended June 30, 2015, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $29 million, primarily reflecting favorable impacts from our annual review and update of assumptions and other refinements. Results for the second quarter of 2015 included a $28 million net benefit from these updates related to actuarial assumptions used in calculating both group disability and group life reserves and other refinements. Excluding the effect of these items, adjusted operating income increased $1 million primarily driven by more favorable underwriting results in both our group disability and group life businesses, largely offset by higher expenses reflecting a decrease in litigation reserves in the second quarter of 2014 and a lower contribution from net investment spread results. The favorable underwriting results for the group disability business reflected the impact of higher claim resolutions for long-term contracts. The more favorable underwriting results for our group life business primarily reflected improved claim experience.

Six Month Comparison. Adjusted operating income increased $53 million, primarily reflecting favorable impacts from our annual review and update of assumptions and other refinements, as discussed above. Excluding the effect of these items, adjusted operating income increased $25 million primarily driven by more favorable underwriting results in our group disability business and lower expenses, partially offset by less favorable underwriting results in our group life business and a lower contribution from net investment spread results. The favorable underwriting results for our group disability business reflected the impact of higher claim resolutions and fewer new claims for long-term contracts. The less favorable underwriting results for our group life business reflected unfavorable claim experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $51 million. Excluding a favorable impact of $5 million resulting from our annual review and update of assumptions and other refinements, as discussed above, revenues decreased $56 million. The decrease reflected $43 million lower premiums and policy charges and fee income in our group life and group disability businesses driven by lapses resulting from continued pricing discipline on contract renewals.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $80 million. Excluding a favorable impact of $23 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses decreased $57 million. Policyholders’ benefits, including the change in reserves, decreased $60 million, driven by declines for both our group disability and group life businesses. The decline in our group disability business primarily reflected the impact of higher claim resolutions for long-term contracts. The decline in our group life business reflected fewer claims, partially offset by higher claim severity for non-experience-rated contracts.

Six Month Comparison. Revenues decreased $136 million. Excluding a favorable impact of $5 million resulting from our annual review and update of assumptions and other refinements, as discussed above, revenues decreased $141 million. The decrease reflected $118 million lower premiums and policy charges and fee income in our group life and group disability businesses primarily driven by lapses resulting from continued pricing discipline on contract renewals. Net investment income decreased $16 million driven by lower income from non-coupon investments.

Benefits and expenses decreased $189 million. Excluding a favorable impact of $23 million resulting from our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $166 million. Policyholders’ benefits, including the change in reserves, decreased $150 million, driven by declines for both our group disability and group life businesses. The decline in our disability business reflected the impact of higher claim resolutions and fewer new claims for long-term contracts. The decline in our group life business reflected fewer claims, partially offset by higher claim severity for non-experience-rated contracts. These decreases were partially offset by favorable reserve refinements in the first quarter of 2014.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Annualized new business premiums(1):
Group life	$10	$10	$141	$147
Group disability	14	12	45	45
Total	$24	$22	$186	$192
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums were relatively flat for both the second quarter and the first six months of 2015 compared to 2014, reflecting our continued pricing discipline for both group life and group disability products.

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

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, we implemented a new structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure became effective for financial reporting in the first quarter of 2015.

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

	June 30, 2015	December 31, 2014
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.8	$2.0
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.2	12.2
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.1
Other	0.1	0.1
Subtotal	12.4	12.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.6	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.8	14.0
Total hedges	$15.6	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $29.7 billion and $29.1 billion as of June 30, 2015 and December 31, 2014, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the six months ended June 30, 2015, approximately 38% of the segment’s earnings were yen-based and, as of June 30, 2015, we have hedged 100% of expected yen-based earnings for 2015 and 92%, 50% and 8% of expected yen-based earnings for 2016, 2017 and 2018, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2015 and 2014 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 91 and 82 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1120 and 1150 Korean won per U.S. dollar, respectively. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$85	$70	$165	$143
Corporate and Other operations:
Impact of intercompany arrangement(1)	(85)	(70)	(165)	(143)
Settlement gains (losses) on forward currency contracts	78	66	161	144
Net benefit (detriment) to Corporate and Other operations	(7)	(4)	(4)	1
Net impact on consolidated revenues and adjusted operating income	$78	$66	$161	$144
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of June 30, 2015 and December 31, 2014, the notional amounts of these forward currency contracts were $2.3 billion and $2.6 billion, respectively, of which $1.8 billion and $2.0 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings. For example, unrealized gains and losses on available-for-sale investments, including those arising from non-functional currency exchange rate movements, are recorded in AOCI, whereas the non-functional currency-denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains and losses resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, were excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

As discussed above, we have implemented a new structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure became effective for financial reporting beginning in the first quarter of 2015 and will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. Included in “Realized investment gains (losses), net, and related adjustments” were net gains of $104 million and net losses of $224 million for the three months ended June 30, 2015 and 2014, respectively, and net gains of $132 million and net losses of $7 million for the six months ended June 30, 2015 and 2014, respectively. For the U.S. and Australian dollar-denominated assets that were transferred under the new structure in Gibraltar Life, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the initial $6.0 billion of gains will be recognized throughout the remainder of 2015 and approximately 9% will be recognized in 2016, with the remainder primarily recognized over the following ten years. As of June 30, 2015, the remaining net cumulative unrealized investment gains balance related to these assets was $5.7 billion.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,231	$2,261	$4,673	$4,740
Gibraltar Life and Other operations	2,806	2,991	5,270	5,587
Total revenues	5,037	5,252	9,943	10,327
Benefits and expenses:
Life Planner operations	1,850	1,879	3,853	3,939
Gibraltar Life and Other operations	2,345	2,489	4,414	4,667
Total benefits and expenses	4,195	4,368	8,267	8,606
Adjusted operating income:
Life Planner operations	381	382	820	801
Gibraltar Life and Other operations	461	502	856	920
Total adjusted operating income	842	884	1,676	1,721
Realized investment gains (losses), net, and related adjustments(1)	11	36	451	571
Related charges	(20)	(11)	(43)	(20)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	50	53	106	(19)
Change in experience-rated contractholder liabilities due to asset value changes	(50)	(53)	(106)	19
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	(2)	6	2
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$831	$907	$2,090	$2,274
__________

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $1 million including a net unfavorable impact of $12 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the current quarter also included a net charge of $11 million from our annual review and update of assumptions and other refinements.

Excluding the effect of these items, adjusted operating income of our Life Planner operations increased $22 million, primarily reflecting the growth of business in force driven by sales results and continued strong persistency, partially offset by the impact of higher expenses supporting business growth, less favorable mortality experience and lower net investment spread results.

Adjusted operating income from our Gibraltar Life and Other operations decreased $41 million including a net unfavorable impact of $26 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the current quarter also included a net charge of $10 million from our annual review and update of assumptions and other refinements.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $5 million primarily reflecting the absence of gains on sales of fixed assets that occurred in the second quarter of 2014, largely offset by a higher contribution from net investment results.

Six Month Comparison. Adjusted operating income from our Life Planner operations increased $19 million including a net unfavorable impact of $29 million from currency fluctuations. Results for the first six months of 2015 also included a net charge of $11 million related to our annual review and update of assumptions and other refinements, while the results for the first six months of 2014 included a $16 million net unfavorable impact primarily from reserve refinements in our Korean operation.

Excluding the effect of these items, adjusted operating income increased $43 million primarily reflecting growth of business in force driven by sales results and continued strong persistency, partially offset by the impact of higher expenses supporting business growth and lower net investment spread results.

Adjusted operating income from our Gibraltar Life and Other operations decreased $64 million including a net unfavorable impact of $45 million from currency fluctuations. Results for the first six months of 2015 also included a net charge of $10 million related to our annual review and update of assumptions and other refinements.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $9 million primarily reflecting the absence of gains on sales of fixed assets that occurred during the first six months of 2014 and higher expenses, partially offset by a higher contribution from net investment results.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $30 million including a net unfavorable impact of $256 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $226 million. This increase was primarily driven by higher premiums and policy charges and fee income of $165 million related to growth of business in force. Net investment income increased $45 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $29 million including a net favorable impact of $244 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $215 million. Policyholder benefits, including changes in reserves, increased $172 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $29 million primarily due to higher distribution costs and other costs supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $185 million including a net unfavorable impact of $295 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $110 million, driven by a $117 million increase in premiums and policy charges and fee income due to business growth and a $25 million increase in net investment income related to a higher contribution from net investment spreads. These impacts were partially offset by a decline of $28 million in other income, reflecting the absence of gains on sales of fixed assets that occurred in the second quarter of 2014.

Benefits and expenses of our Gibraltar Life and Other operations decreased $144 million including a net favorable impact of $269 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $125 million, driven by an increase of $148 million in policyholder benefits, including changes in reserves, due to business growth.

Six Month Comparison. Revenues from our Life Planner operations decreased $67 million including a net unfavorable impact of $507 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $440 million. This increase was primarily driven by higher premiums and policy charges and fee income of $326 million related to growth of business in force. Net investment income increased $83 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations decreased $86 million including a net favorable impact of $478 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $392 million. Policyholder benefits, including changes in reserves, increased $313 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $60 million primarily due to higher distribution costs and other costs supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $317 million including a net unfavorable impact of $524 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $207 million, driven by a $180 million increase in premiums and policy charges and fee income due to business growth. The increase in revenues also includes the impact of a $90 million increase in net investment income reflecting higher income from non-coupon investments and higher net investment spreads. These increases were partially offset by a decline of $53 million in other income, primarily reflecting the absence of gains on sales of fixed assets that occurred in the first six months of 2014.

Benefits and expenses of our Gibraltar Life and Other operations decreased $253 million including a net favorable impact of $479 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $226 million driven by an increase of $250 million in policyholder benefits, including changes in reserves, related to business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$258	$272	$574	$603
Gibraltar Life	413	437	770	798
Total	$671	$709	$1,344	$1,401
On a constant exchange rate basis:
Life Planner operations	$301	$275	$667	$624
Gibraltar Life	476	457	890	841
Total	$777	$732	$1,557	$1,465

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

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$190	$30	$64	$17	$301	$168	$26	$69	$12	$275
Gibraltar Life:
Life Consultants	106	18	36	44	204	108	17	33	62	220
Banks(2)	135	1	3	52	191	110	0	2	49	161
Independent Agency	35	9	20	17	81	33	11	14	18	76
Subtotal	276	28	59	113	476	251	28	49	129	457
Total	$466	$58	$123	$130	$777	$419	$54	$118	$141	$732
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 53%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2015, and 6% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2014.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $26 million. The increase reflects growth in both Life Planner headcount and productivity in our Brazilian operation as well as our Japanese operations, which resulted in an increase in sales of whole life products in Brazil and an increase in sales of term life products in Japan, partially offset by a net decline in sales of retirement income products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $19 million. Bank channel sales increased $30 million primarily driven by higher sales of U.S. dollar-denominated whole life products. Independent Agency sales increased $5 million primarily driven by higher sales of certain retirement products. Life Consultant sales declined $16 million primarily driven by lower sales of Australian dollar-denominated annuity products.

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$420	$66	$152	$29	$667	$338	$57	$198	$31	$624
Gibraltar Life:
Life Consultants	196	38	71	74	379	198	37	60	96	391
Banks(2)	254	2	6	100	362	211	1	4	95	311
Independent Agency	59	14	38	38	149	54	17	34	34	139
Subtotal	509	54	115	212	890	463	55	98	225	841
Total	$929	$120	$267	$241	$1,557	$801	$112	$296	$256	$1,465
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 49%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2015, and 6% and 52%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2014.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $43 million. The increase primarily reflects growth in both Life Planner headcount and productivity in our Brazilian operation as well as our Japanese operations, which resulted in an increase in sales of whole life products and accident and health products in Brazil, and an increase in sales of term life products in Japan, partially offset by a net decline in sales of retirement income products. The increase also reflects higher sales of certain life protection products in our Korean operation.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $49 million. Bank channel sales increased $51 million primarily driven by higher sales of U.S. dollar-denominated whole life products and certain yen-denominated life protection products. Independent Agency sales increased $10 million primarily driven by higher sales of yen-denominated term life products and certain retirement products. Life Consultant sales declined $12 million primarily driven by lower sales of Australian dollar-denominated annuity products, partially offset by higher sales of yen-denominated whole life products and Australian dollar-denominated retirement products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Capital debt interest expense	$(198)	$(152)	$(390)	$(298)
Operating debt interest expense, net of investment income	25	(20)	60	(64)
Pension and employee benefits	51	42	83	86
Other corporate activities(1)	(172)	(211)	(300)	(407)
Adjusted operating income	(294)	(341)	(547)	(683)
Realized investment gains (losses), net, and related adjustments	1,070	(822)	145	(1,981)
Related charges	(6)	(1)	9	(1)
Divested businesses	(109)	47	(34)	120
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	(2)	(2)	(2)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$659	$(1,119)	$(429)	$(2,547)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $47 million. Operating debt interest expense, net of investment income, decreased $45 million, primarily reflecting increased income from higher levels of invested assets due to the transfer of invested assets to Corporate and Other operations related to the restructuring of the former Closed Block Business, the reassignment of operating debt to capital debt to support capital needs related to our living benefits hedging program described in “—Liquidity and Capital Resources—Capital Protection Framework” and lower levels of operating debt proceeds held in cash. Net charges from other corporate activities decreased $39 million, primarily reflecting a favorable impact from updates to reserves for certain retained obligations relating to pre-demutualization policyholders and the absence of costs related to the settlement of a legal matter in the prior period. Results from pension and employee benefits increased $9 million, primarily driven by a favorable comparative impact of retained benefit expenses. Results for the qualified pension plan were essentially flat as the net positive impact of lower interest rates was offset by the negative impact of our mortality assumption update as of December 31, 2014. These favorable impacts were partially offset by $46 million higher capital debt interest expense, primarily reflecting the reassignment of operating debt to capital debt, as discussed above.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $136 million. Operating debt interest expense, net of investment income, decreased $124 million, primarily reflecting increased income from higher levels of invested assets due to the transfer of invested assets to Corporate and Other operations related to the restructuring of the former Closed Block Business, the reassignment of operating debt to capital debt as discussed above and lower levels of operating debt proceeds held in cash. Net charges from other corporate activities decreased $107 million, primarily reflecting the absence of costs related to the settlement of a legal matter in the prior period and the absence of an unfavorable change in our estimate of payments arising from the use of the Social Security Master Death file matching criteria in the first half of 2014. Also contributing to the decrease was a gain on the sale of a home office property in 2015 and a favorable impact from updates to reserves for certain retained obligations relating to pre-demutualization policyholders. These favorable impacts were partially offset by $92 million higher Capital debt interest expense, primarily reflecting the reassignment of operating debt to capital debt, as discussed above.

Capital Protection Framework

Results related to our Capital Protection Framework hedging costs that are included in adjusted operating income were $4 million and $8 million for the three and six months ended June 30, 2015, respectively, and $10 million and $21 million for the three and six months ended June 30, 2014, respectively. “Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net gains of $1,091 million and $239 million for the three and six months ended June 30, 2015, respectively, and net losses of $705 million and $1,755 million for the three and six months ended June 30, 2014, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk. The net gains in 2015 were driven by increases in interest rates with respect to the exposures outstanding during the second quarter, while the net losses in 2014 were driven by declines in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Long-Term Care	$(94)	$47	$(38)	$123
Other	(15)	0	4	(3)
Total divested businesses income (loss) excluded from adjusted operating income	$(109)	$47	$(34)	$120

Long-Term Care. Results for the second quarter and first six months of 2015 decreased compared to the prior year periods primarily reflecting realized losses in 2015, compared to realized gains in 2014, from derivatives used in duration management, driven by the impact of rising interest rates in 2015 and declining interest rates in 2014. The decrease also included an unfavorable impact from our annual review and update of assumptions and other refinements.

Other. Results for the second quarter of 2015 decreased compared to the prior year period primarily reflecting an unfavorable impact from our annual review and update of assumptions for individual health products. Results for the first six months of 2015 increased compared to the prior year period primarily due to a gain on sale of a real estate limited partnership interest of our former Financial Advisory business, partially offset by an unfavorable impact from our annual review and update of assumptions for individual health products.

Closed Block Division

The Closed Block division includes certain in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional details.

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

As of June 30, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,766 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,715 million at June 30, 2015, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(in millions)
U.S. GAAP results:
Revenues	$1,525	$1,835	$3,244	$3,401
Benefits and expenses	1,473	1,779	3,214	3,332
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$52	$56	$30	$69

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $4 million. Results for the second quarter of 2015 reflected a decrease in net realized investment gains of $203 million primarily due to unfavorable changes in the value of derivatives and lower gains from sales of fixed maturities. Net investment income decreased $96 million primarily reflecting the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business and lower income from non-coupon investments. As a result of the above and other variances, a $67 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2015, compared to a $201 million increase in the second quarter of 2014. As noted above, as of June 30, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,766 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $39 million. Results for the first six months of 2015 reflected a $162 million decrease in net investment income primarily due to the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business and lower income from non-coupon investments. Net insurance activity results declined $43 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2015 dividend scale and unfavorable mortality in the first quarter of 2015, partially offset by the runoff of policies in force. Net realized investment gains increased $33 million reflecting favorable changes in the value of derivatives. As a result of the above and other variances, a $208 million increase in the policyholder dividend obligation was recorded in the first six months of 2015, compared to a $300 million increase in the first six months of 2014.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $310 million, primarily driven by a $203 million decrease in net realized investment gains and a $96 million decrease in net investment income, as discussed above. In addition, premiums declined $9 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $306 million, primarily driven by a $263 million decrease in dividends to policyholders, including a $268 million decrease in the policyholder dividend obligation expense reflecting lower cumulative earnings and a $5 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 dividend scale. The decrease in benefits and expenses also reflected a $16 million decrease in policyholders’ benefits, including changes in reserves, due to the runoff of policies in force. General and administrative expenses, inclusive of interest expense, decreased $28 million, primarily driven by the decrease in interest expense related to the senior secured notes issued by Prudential Holdings LLC, which were redeemed in the fourth quarter of 2014.

Six Month Comparison. Revenues decreased $157 million, primarily driven by a $162 million decrease in net investment income, partially offset by a $33 million increase in net realized investment gains, as discussed above. In addition, premiums declined $14 million, primarily due to the runoff of policies in force.

Benefits and expenses decreased $118 million, primarily driven by a $77 million decrease in dividends to policyholders including a $92 million decrease in the policyholder dividend obligation expense reflecting lower cumulative earnings and a $15 million increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 dividend scale. General and administrative expenses, inclusive of interest expense, decreased $54 million, primarily driven by the decrease in interest expense related to the senior secured notes issued by Prudential Holdings LLC, which were redeemed in the fourth quarter of 2014.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $679 million in the second quarter of 2015, compared to an expense of $404 million in the second quarter of 2014. The increased expense was primarily due to an increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the current quarter compared to the year ago quarter. In addition, during the fourth quarter of 2014, we changed the repatriation assertion for our Japanese insurance companies with respect to post-2013 operating earnings and AOCI, except realized and unrealized capital gains and losses. On March 31, 2015, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2015. Our income tax provision for the second quarter of 2015 includes $70 million of additional tax expense related to re-measurement of Japan deferred tax assets as a result of the tax rate reduction that was partially offset by a tax benefit from the lower Japan tax rate for permanently reinvested earnings of our Japanese insurance operations.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $1,378 million in the first six months of 2015 compared to an expense of $877 million in the first six months of 2014. The increased expense was primarily due an increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the first six months of 2015 compared to the first six months of 2014. In addition, due to the change in repatriation assertion for our Japanese insurance companies and tax rate reduction discussed above, our income tax provision for the first six months in 2015 includes $75 million of additional tax expense related to re-measurement of Japan deferred tax assets that was partially offset by a tax benefit from the lower Japan tax rate for permanently reinvested earnings of our Japanese insurance operations.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $0 million and $4 million for the three months ended June 30, 2015 and 2014, respectively, and $0 million and $8 million for the six months ended June 30, 2015 and 2014, respectively. For additional information regarding discontinued operations, see Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following tables set forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(270)	$172	$(243)	$345
Derivatives	12	(36)	122	(82)
Commercial mortgages and other loans	1	(2)	4	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	284	(136)	143	(251)
Net gains (losses)	$27	$(2)	$26	$9
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$50	$53	$106	$(19)
Change in experience-rated contractholder liabilities due to asset value changes	(50)	(53)	(106)	19
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(220)	$225	$(137)	$326
Derivatives	12	(36)	122	(82)
Commercial mortgages and other loans	1	(2)	4	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	234	(189)	37	(232)
Net gains (losses)	$27	$(2)	$26	$9
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million as of both June 30, 2015 and 2014. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $30 million and increases of $10 million for the three months ended June 30, 2015 and 2014, respectively, and decreases of $25 million and increases of $17 million for the six months ended June 30, 2015 and 2014, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2015				As of December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$250,739	$4,478	$39,324	$869	$255,424	$4,655	$43,666	$1,011
Trading account assets:
Fixed maturities	27,857	787	190	0	26,965	550	198	0
Equity securities	2,287	544	121	60	2,139	555	152	108
All other(2)	2,561	12	0	0	1,683	7	0	0
Subtotal	32,705	1,343	311	60	30,787	1,112	350	108
Equity securities, available-for-sale	6,671	257	3,230	2	6,339	272	3,522	3
Commercial mortgage and other loans	391	0	0	0	380	0	0	0
Other long-term investments	1,514	1,284	430	430	1,441	1,216	331	331
Short-term investments	4,226	0	898	0	5,898	0	1,837	0
Cash equivalents	11,478	0	969	0	10,647	0	1,198	0
Other assets	115	2	0	0	115	2	0	0
Subtotal excluding separate account assets	307,839	7,364	45,162	1,361	311,031	7,257	50,904	1,453
Separate account assets	296,341	25,855	0	0	296,435	24,662	0	0
Total assets	$604,180	$33,219	$45,162	$1,361	$607,466	$31,919	$50,904	$1,453
Future policy benefits	$5,478	$5,478	$0	$0	$8,182	$8,182	$0	$0
Other liabilities(2)	152	2	1	0	228	5	0	0
Notes issued by consolidated variable interest entities (“VIE”)	7,434	7,434	0	0	6,033	6,033	0	0
Total liabilities	$13,064	$12,914	$1	$0	$14,443	$14,220	$0	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 5.5% and 3.0%, respectively, as of June 30, 2015, and 5.3% and 2.9%, respectively, as of December 31, 2014.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.3 billion of public fixed maturities as of June 30, 2015 with values primarily based on indicative broker quotes, and approximately $1.0 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include real estate held in consolidated investment funds and fund investments where the fair value option has been elected. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within other long-term investments are reflected within Level 3. Consolidated real estate investment funds classified as Level 3 for PFI excluding the Closed Block division totaled approximately $0.4 billion as of June 30, 2015. The fair value of fund investments, where the fair value option has been elected, is primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds for PFI excluding the Closed Block division included in Level 3 totaled approximately $0.9 billion as of June 30, 2015.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $5.5 billion as of June 30, 2015. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 5 to the Unaudited Interim Consolidated Financial Statements, notes issued by consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on broker quotes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$(36)	$241	$1,952	$312
Closed Block division	165	368	538	505
Consolidated realized investment gains (losses), net	$129	$609	$2,490	$817
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$312	$183	$672	$379
Equity securities	33	31	78	64
Commercial mortgage and other loans	20	8	30	16
Derivative instruments	(415)	14	1,129	(155)
Other	14	5	43	8
Total	$(36)	$241	$1,952	$312
Related adjustments	(24)	(443)	(350)	(465)
Realized investment gains (losses), net, and related adjustments	(60)	(202)	1,602	(153)
Related charges	346	(71)	(265)	(128)
Realized investment gains (losses), net, and related charges and adjustments	$286	$(273)	$1,337	$(281)
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$59	$185	$168	$246
Equity securities	194	137	269	189
Commercial mortgage and other loans	0	0	1	0
Derivative instruments	(88)	46	106	70
Other	0	0	(6)	0
Total	$165	$368	$538	$505

2015 to 2014 Three Month Comparison

PFI excluding Closed Block Division

Net realized investment losses were $36 million in the second quarter of 2015, compared to net realized investment gains of $241 million in the second quarter of 2014.

Net realized gains on fixed maturity securities were $312 million and $183 million in the second quarter of 2015 and 2014, respectively, as set forth in the following table:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$350	$250
Private bond prepayment premiums	9	21
Total gross realized investment gains	359	271
Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(18)	(17)
Gross losses on sales and maturities(1)	(29)	(67)
Credit related losses on sales	0	(4)
Total gross realized investment losses	(47)	(88)
Realized investment gains (losses), net—Fixed Maturity Securities	$312	$183
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$321	$183
  __________

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $321 million and $183 million in the second quarter of 2015 and 2014, respectively, primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. Gains associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life will be recognized in earnings over time as these assets mature or are sold. See “Results of Operations by Segment–International Insurance Division” above. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the second quarter of 2015 and 2014.

Net realized gains on equity securities were $33 million and $31 million in the second quarter of 2015 and 2014, respectively, and included net gains on sales of equity securities of $42 million and $37 million, respectively. The gains were offset by other-than-temporary impairments of $9 million and $6 million in 2015 and 2014, respectively. See below for additional information regarding other-than-temporary impairments of equity securities in the second quarter of 2015 and of 2014.

Net realized gains on commercial mortgage and other loans in the second quarter of 2015 were $20 million, primarily driven by servicing revenue of $10 million in our Asset Management business and a net decrease in the loan loss reserve of $6 million. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $415 million in the second quarter of 2015, compared to net realized gains of $14 million in the second quarter of 2014. The net losses in the second quarter of 2015 primarily reflect $520 million of losses on interest rate derivatives used to manage duration as interest rates increased and $300 million of losses on foreign currency derivatives used to hedge portfolio assets in our Japan operations due to the weakening of the Japanese yen against the U.S. dollar and in our U.S. businesses due to the U.S. dollar weakening against the euro. Partially offsetting these losses were net gains of $393 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, and $41 million of gains primarily representing risk fees earned on synthetic guaranteed investment contracts which are accounted for as derivatives under U.S. GAAP. The net gains in the second quarter of 2014 primarily reflect $309 million of gains on interest rate derivatives used to manage duration as interest rates decreased and $43 million of gains representing risk fees earned on synthetic guaranteed investment contracts. Offsetting these gains were net losses of $354 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts.
Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2015 include net negative related adjustments of $24 million driven by settlements on interest rate and currency derivatives, partially offset by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations. Results for the second quarter of 2014 include net negative related adjustments of $443 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations, and by settlements on interest rate and currency derivatives. We implemented a new structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations by Segment—International Insurance Division” above.
     Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the second quarter of 2015 include a net related benefit of $346 million, compared to a net related charge of $71 million for the second quarter of 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.
During the second quarter of 2015, we recorded other-than-temporary impairments of $34 million in earnings, compared to $23 million in the second quarter of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$3	$10
Private fixed maturity securities	15	7
Total fixed maturity securities	18	17
Equity securities	9	6
Other invested assets(2)	7	0
Total	$34	$23
__________

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$17	$11
Due to other accounting guidelines(3)	1	6
Total	$18	$17
__________

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

Fixed maturity security other-than-temporary impairments in the second quarter of 2015 were concentrated in the industrial other, utility and consumer non-cyclical sectors within corporate securities. Fixed maturity security other-than-temporary impairments in the second quarter of 2014 were concentrated in the consumer cyclical, finance, and utility sectors within corporate securities and asset backed securities. In both periods, these other-than-temporary impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2015 and 2014 were primarily driven by the extent and duration of declines in values.

Other invested assets other-than-temporary impairments in the second quarter of 2015 were primarily due to a decline in value of investments in limited partnerships within the energy sector.

Closed Block Division

Net realized investment gains were $165 million and $368 million in the second quarter of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $59 million and $185 million in the second quarter of 2015 and 2014, respectively, as set forth in the following table.

	Three Months Ended June 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$76	$198
Private bond prepayment premiums	6	7
Total gross realized investment gains	82	205
Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(11)	(9)
Gross losses on sales and maturities(1)	(12)	(9)
Credit related losses on sales	0	(2)
Total gross realized investment losses	(23)	(20)
Realized investment gains (losses), net—Fixed Maturity Securities	$59	$185
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$64	$189
__________

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $194 million and $137 million in the second quarter of 2015 and 2014, respectively, primarily driven by net gains on sales of equity securities. See below for additional information regarding other-than-temporary impairments of fixed maturity securities in the second quarter of 2015 and 2014.

Net realized losses on derivatives were $88 million in the second quarter of 2015, compared to net realized gains of $46 million in the second quarter of 2014. The net losses in the second quarter of 2015 primarily reflect net losses of $66 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and net losses of $20 million on interest rate derivatives primarily used to manage duration as interest rates increased. The net gains in the second quarter of 2014 primarily reflect net gains of $28 million on interest rate derivatives primarily used to manage duration and net gains of $17 million on TBA forward contracts as interest rates decreased.
During the second quarter of 2015, we recorded other-than-temporary impairments of $18 million in earnings, compared to $10 million in the second quarter of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$2	$4
Private fixed maturity securities	9	5
Total fixed maturity securities	11	9
Equity securities	2	1
Other invested assets(2)	5	0
Total	$18	$10
__________

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Three Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$11	$9
Due to other accounting guidelines	0	0
Total	$11	$9
__________

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

Fixed maturity security other-than-temporary impairments in the second quarter of 2015 were concentrated in the industrial other, utility and consumer non-cyclical sectors within corporate securities. Fixed maturity security other-than-temporary impairments in the second quarter of 2014 were concentrated in the consumer cyclical, communications and utility sectors within corporate securities. In both periods these other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the second quarter of 2015 were primarily due to the extent and duration of declines in values.

Other-than-temporary impairments in the second quarter of 2015 were primarily due to declines in value of investments in limited partnerships in the energy sector.

2015 to 2014 Six Month Comparison

PFI excluding Closed Block Division

Net realized investment gains were $1,952 million and $312 million in the first six months of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $672 million and $379 million in the first six months of 2015 and 2014, respectively, as set forth in the following table.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$737	$572
Private bond prepayment premiums	29	33
Total gross realized investment gains	766	605
Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(22)	(27)
Gross losses on sales and maturities(1)	(69)	(176)
Credit related losses on sales	(3)	(23)
Total gross realized investment losses	(94)	(226)
Realized investment gains (losses), net—Fixed Maturity Securities	$672	$379
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$668	$396
__________

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the first six months of 2015 and 2014 were $668 million and $396 million, respectively, primarily due to maturities of U.S. dollar-denominated securities within our International Insurance segment. Gains associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life will be recognized in earnings over time as these assets mature or are sold. See “Results of Operations by Segment–International Insurance Division” above. See below for additional information regarding the other-than-temporary impairments of fixed maturity securities in the first six months of 2015 and 2014.

Net realized gains on equity securities were $78 million and $64 million in the first six months of 2015 and 2014, respectively, and included net gains on sales of equity securities of $92 million and $78 million, respectively. Both periods’ gains were primarily offset by other-than-temporary impairments of $14 million. See below for additional information regarding other-than-temporary impairments of equity securities in the first six months of 2014 and of 2013.

Net realized gains on commercial mortgage and other loans in the first six months of 2015 were $30 million, primarily driven by servicing revenue of $19 million in our Asset Management businesses and a net decrease in the loan loss reserve of $9 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,129 million in the first six months of 2015, compared to net realized losses of $155 million in the first six months of 2014. The net gains in the first six months of 2015 primarily reflect net gains of $1,117 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. The net losses in the first six months of 2014 primarily reflect net losses of $1,040 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Partially offsetting these losses are net gains of $746 million on interest rate derivatives used to manage duration as interest rates decreased, and $86 million of gains representing risk fees earned on synthetic guaranteed investment contracts.
Related adjustments for the first six months of 2015 include net negative related adjustments of $350 million compared to net negative related adjustments of $465 million for the first six months of 2014. Results for the first six months of 2015 were driven by settlements on interest rate and currency derivatives, partially offset by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations. Results for the first six months of 2014 were driven by settlements on interest rate and currency derivatives.
Related charges include net related charges of $265 million for the first six months of 2015 compared to net related charges of $128 million for the first six months of 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

     During the first six months of 2015, we recorded other-than-temporary impairments of $62 million in earnings, compared to $41 million in the first six months of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$6	$16
Private fixed maturity securities	16	11
Total fixed maturity securities	22	27
Equity securities	14	14
Other invested assets(2)	26	0
Total	$62	$41
__________

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$21	$18
Due to other accounting guidelines(3)	1	9
Total	$22	$27
__________

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

Fixed maturity security other-than-temporary impairments in the first six months of 2015 were concentrated in the industrial other, consumer cyclical and utility sectors within corporate securities. Fixed maturity security other-than-temporary impairments in the first six months of 2014 were concentrated in the communications, utility and consumer non-cyclical sectors within corporate securities. In both periods, these other-than-temporary impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first six months of 2015 and 2014, were primarily due to the extent and duration of declines in values.

Other invested assets other-than-temporary impairments in the first six months of 2015 were primarily due to declines in value of investments in limited partnerships in the energy sector.

Closed Block Division

Net realized investment gains were $538 million and $505 million in the first six months of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $168 million and $246 million in the first six months of 2015 and 2014, respectively, as set forth in the following table.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$188	$281
Private bond prepayment premiums	20	15
Total gross realized investment gains	208	296
Gross realized investment losses:
Net other-than-temporary impairments recognized in earnings(2)	(15)	(15)
Gross losses on sales and maturities(1)	(25)	(27)
Credit related losses on sales	0	(8)
Total gross realized investment losses	(40)	(50)
Realized investment gains (losses), net—Fixed Maturity Securities	$168	$246
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$163	$254
__________

(1)	Amounts exclude prepayment premiums, other-than-temporary impairments, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $269 million and $189 million in the first six months of 2015 and 2014, respectively, resulting from net gains on sales of equity securities. See below for additional information regarding the other-than-temporary impairments of equity securities in the first six months of 2015 and 2014.

Net realized gains on derivatives were $106 million in the first six months of 2015, compared to net realized gains of $70 million in the first six months of 2014. The net gains in the first six months of 2015 primarily reflect net gains of $110 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro. The net gains in the first six months of 2014 primarily reflect net gains of $47 million on interest rate derivatives primarily used to manage duration and net gains of $30 million on TBA forward contracts as interest rates decreased.
During the first six months of 2015, we recorded other-than-temporary impairments of $29 million in earnings, compared to $18 million in the first six months of 2014. The following tables set forth, for the periods indicated, the composition of other-than-temporary impairments recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$4	$9
Private fixed maturity securities	11	6
Total fixed maturity securities	15	15
Equity securities	3	3
Other invested assets(2)	11	0
Total	$29	$18
__________

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes other-than-temporary impairments relating to investments in joint ventures and partnerships.

	Six Months Ended June 30,
	2015	2014
	(in millions)
Other-than-temporary impairments on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$15	$14
Due to other accounting guidelines	0	1
Total	$15	$15
__________

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

Fixed maturity security other-than-temporary impairments in the first six months of 2015 were concentrated in the industrial other, capital goods and utility sectors within corporate securities. Fixed maturity security other-than-temporary impairments in the first six months of 2014 were concentrated in the consumer cyclical and communications sectors within corporate securities. In both periods these other-than-temporary impairments reflect adverse financial conditions of the respective issuers.

Equity security other-than-temporary impairments in the first six months of both 2015 and 2014 were primarily due to the extent and duration of declines in values.

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

	June 30, 2015
	PFI excluding Closed Block Division		Closed Block Division	Consolidated
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$215,100	63.7%	$24,582	$239,682
Public, held-to-maturity, at amortized cost	1,887	0.6	0	1,887
Private, available-for-sale, at fair value	35,491	10.5	14,742	50,233
Private, held-to-maturity, at amortized cost	509	0.1	0	509
Trading account assets supporting insurance liabilities, at fair value	20,267	6.0	0	20,267
Other trading account assets, at fair value	1,455	0.4	310	1,765
Equity securities, available-for-sale, at fair value	6,663	2.0	3,230	9,893
Commercial mortgage and other loans, at book value	38,297	11.3	9,838	48,135
Policy loans, at outstanding balance	6,804	2.0	4,848	11,652
Other long-term investments(1)	6,929	2.1	2,837	9,766
Short-term investments	4,419	1.3	1,098	5,517
Total general account investments	337,821	100.0%	61,485	399,306
Invested assets of other entities and operations(2)	12,638		0	12,638
Total investments	$350,459		$61,485	$411,944

	December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division	Consolidated
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,539	64.4%	$28,626	$249,165
Public, held-to-maturity, at amortized cost	2,000	0.6	0	2,000
Private, available-for-sale, at fair value	34,738	10.1	15,039	49,777
Private, held-to-maturity, at amortized cost	575	0.2	0	575
Trading account assets supporting insurance liabilities, at fair value	20,263	5.9	0	20,263
Other trading account assets, at fair value	1,456	0.5	350	1,806
Equity securities, available-for-sale, at fair value	6,331	1.8	3,522	9,853
Commercial mortgage and other loans, at book value	36,538	10.7	9,475	46,013
Policy loans, at outstanding balance	6,798	2.0	4,914	11,712
Other long-term investments(1)	7,169	2.1	2,766	9,935
Short-term investments	5,874	1.7	2,037	7,911
Total general account investments	342,281	100.0%	66,729	409,010
Invested assets of other entities and operations(2)	10,976		0	10,976
Total investments	$353,257		$66,729	$419,986
__________

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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2015 was primarily due to a net decrease in fair value driven by an increase in interest rates in the U.S. and Japan, partially offset by the reinvestment of net investment income, net business inflows, and the transfer of assets from the former Closed Block Business. The general account investments attributable to the Closed Block division also decreased in the first six months of 2015, primarily due to an increase in interest rates in the U.S. and the transfer of assets related to the former Closed Block Business. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of both June 30, 2015 and December 31, 2014, 41% of our general account investments, other than those of the Closed Block division, relate to our Japanese insurance operations.

Although the majority of the Japanese general account is invested in yen-denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. and Australian dollars, including those that support liabilities denominated in these currencies. As a result of continued growth in these portfolios, we have implemented a new reporting structure in Gibraltar Life that disaggregates the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure was effective for financial reporting beginning in the first quarter of 2015. For additional information, see “—Results of Operations by Segment—International Insurance Division,” above.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2015	December 31, 2014
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$106,894	$111,991
Public, held-to-maturity, at amortized cost	1,887	2,000
Private, available-for-sale, at fair value	9,368	8,835
Private, held-to-maturity, at amortized cost	509	575
Trading account assets supporting insurance liabilities, at fair value	2,000	1,910
Other trading account assets, at fair value	650	672
Equity securities, available-for-sale, at fair value	2,697	2,504
Commercial mortgage and other loans, at book value	8,821	8,215
Policy loans, at outstanding balance	2,129	2,146
Other long-term investments(1)	1,731	1,606
Short-term investments	366	406
Total Japanese general account investments	$137,052	$140,860
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2015 was primarily attributable to the translation impact of the yen and the Australian dollar weakening against the U.S. dollar, and a net decrease in fair value driven by an increase in interest rates.

As of June 30, 2015, our Japanese insurance operations had $49.7 billion, at fair value, of investments denominated in U.S. dollars, including $4.2 billion that were hedged to yen through third party derivative contracts and $32.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2014, our Japanese insurance operations had $48.9 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third party derivative contracts and $31.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $0.8 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2014, is primarily attributable to portfolio growth as a result of business inflows and the reinvestment of net investment income, partially offset by a net decrease in fair value driven by higher interest rates.

Our Japanese insurance operations had $10.0 billion and $10.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2015 and December 31, 2014, respectively. The $0.4 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2014, is primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income.

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

	Three Months Ended June 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.01%	$2,234	5.02%	$432	4.14%	$2,666
Trading account assets supporting insurance liabilities	3.50	178	0.00	0	3.50	178
Equity securities	6.31	75	1.10	5	4.68	80
Commercial mortgage and other loans	4.51	426	5.26	127	4.67	553
Policy loans	4.92	83	5.91	71	5.33	154
Short-term investments and cash equivalents	0.20	8	2.29	3	0.24	11
Other investments	4.20	89	4.54	36	4.29	125
Gross investment income before investment expenses	3.91	3,093	4.93	674	4.06	3,767
Investment expenses	(0.15)	(97)	(0.25)	(35)	(0.16)	(132)
Investment income after investment expenses	3.76%	2,996	4.68%	639	3.90%	3,635
Investment results of other entities and operations(2)		36		0		36
Total investment income		$3,032		$639		$3,671

	Three Months Ended June 30, 2014
	PFI Excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.82%	$2,210	5.07%	$484	4.00%	$2,694
Trading account assets supporting insurance liabilities	3.59	188	0.00	0	3.59	188
Equity securities	6.64	80	4.22	25	5.83	105
Commercial mortgage and other loans	4.83	390	5.24	130	4.92	520
Policy loans	4.93	85	5.90	73	5.34	158
Short-term investments and cash equivalents	0.22	6	1.47	2	0.27	8
Other investments	5.99	129	9.08	60	6.72	189
Gross investment income before investment expenses	3.93	3,088	5.29	774	4.14	3,862
Investment expenses	(0.13)	(101)	(0.26)	(39)	(0.15)	(140)
Investment income after investment expenses	3.80%	2,987	5.03%	735	3.99%	3,722
Investment results of other entities and operations(2)		32		0		32
Total investment income		$3,019		$735		$3,754
__________

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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014 due to lower income on non-coupon investments and lower fixed income reinvestment rates.

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

	Six Months Ended June 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.00%	$4,434	4.90%	$859	4.13%	$5,293
Trading account assets supporting insurance liabilities	3.62	365	0.00	0	3.62	365
Equity securities	5.80	136	3.77	40	5.16	176
Commercial mortgage and other loans	4.56	845	5.24	249	4.70	1,094
Policy loans	4.93	166	5.92	142	5.34	308
Short-term investments and cash equivalents	0.22	17	1.43	6	0.26	23
Other investments	6.10	258	7.72	120	6.53	378
Gross investment income before investment expenses	3.97	6,221	5.11	1,416	4.14	7,637
Investment expenses	(0.15)	(190)	(0.23)	(68)	(0.15)	(258)
Investment income after investment expenses	3.82%	6,031	4.88%	1,348	3.99%	7,379
Investment results of other entities and operations(2)		61		0		61
Total investment income		$6,092		$1,348		$7,440

	Six Months Ended June 30, 2014
	PFI Excluding Closed Block Division		Closed Block Division		Consolidated
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.83%	$4,367	5.12%	$966	4.01%	$5,333
Trading account assets supporting insurance liabilities	3.72	387	0.00	0	3.72	387
Equity securities	6.12	143	3.82	46	5.34	189
Commercial mortgage and other loans	4.76	753	5.38	262	4.90	1,015
Policy loans	4.92	167	5.91	145	5.33	312
Short-term investments and cash equivalents	0.23	12	1.13	3	0.28	15
Other investments	8.97	379	13.15	164	9.93	543
Gross investment income before investment expenses	4.00	6,208	5.48	1,586	4.23	7,794
Investment expenses	(0.13)	(173)	(0.26)	(76)	(0.15)	(249)
Investment income after investment expenses	3.87%	6,035	5.22%	1,510	4.08%	7,545
Investment results of other entities and operations(2)		47		0		47
Total investment income		$6,082		$1,510		$7,592
__________

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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the six months ended June 30, 2015, decreased compared to the six months ended June 30, 2014, due to lower income on non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.57%	$1,423	4.62%	$1,373
Trading account assets supporting insurance liabilities	3.77	173	3.85	183
Equity securities	6.60	55	6.73	51
Commercial mortgage and other loans	4.51	327	4.86	310
Policy loans	5.40	63	5.53	62
Short-term investments and cash equivalents	0.20	7	0.23	5
Other investments	3.78	56	6.15	98
Gross investment income before investment expenses	4.22	2,104	4.49	2,082
Investment expenses	(0.16)	(56)	(0.16)	(63)
Investment income after investment expenses	4.06%	2,048	4.33%	2,019
Investment results of other entities and operations(2)		36		32
Total investment income		$2,084		$2,051
__________

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

The decrease in net investment income yield attributable to our general account investments, excluding the Closed Block division, other than the Japanese operations’ portfolio, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

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

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.62%	$2,834	4.65%	$2,733
Trading account assets supporting insurance liabilities	3.81	348	3.90	368
Equity securities	6.31	102	6.61	98
Commercial mortgage and other loans	4.58	654	4.85	606
Policy loans	5.42	125	5.51	123
Short-term investments and cash equivalents	0.21	15	0.23	10
Other investments	5.62	170	9.73	300
Gross investment income before investment expenses	4.31	4,248	4.61	4,238
Investment expenses	(0.16)	(109)	(0.15)	(99)
Investment income after investment expenses	4.15%	4,139	4.46%	4,139
Investment results of other entities and operations(2)		61		47
Total investment income		$4,200		$4,186
__________

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

The decrease in net investment income yield attributable to our general account investments, excluding the Closed Block division, other than the Japanese operations’ portfolio, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.29%	$811	2.98%	$837
Trading account assets supporting insurance liabilities	1.06	5	1.08	5
Equity securities	5.64	20	6.49	29
Commercial mortgage and other loans	4.54	99	4.72	80
Policy loans	3.87	20	3.81	23
Short-term investments and cash equivalents	0.26	1	0.21	1
Other investments	5.19	33	5.53	31
Gross investment income before investment expenses	3.40	989	3.12	1,006
Investment expenses	(0.14)	(41)	(0.13)	(38)
Total investment income	3.26%	$948	2.99%	$968
__________

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

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was primarily attributable to a higher allocation of U.S. dollar-denominated investments and higher income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $35.5 billion and $33.3 billion, for the three months ended June 30, 2015 and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.0 billion and $8.5 billion, for the three months ended June 30, 2015 and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.23%	$1,600	2.95%	$1,634
Trading account assets supporting insurance liabilities	1.78	17	1.96	19
Equity securities	4.67	34	5.31	45
Commercial mortgage and other loans	4.51	191	4.39	147
Policy loans	3.87	41	3.78	44
Short-term investments and cash equivalents	0.26	2	0.26	2
Other investments	7.28	88	6.91	79
Gross investment income before investment expenses	3.39	1,973	3.11	1,970
Investment expenses	(0.14)	(81)	(0.13)	(74)
Total investment income	3.25%	$1,892	2.98%	$1,896
__________

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

The increase in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily attributable to a higher allocation of U.S. dollar-denominated investments and higher income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $35.5 billion and $33.3 billion, for the six months ended June 30, 2015, and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.4 billion and $8.3 billion for the six months ended June 30, 2015, and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations see, “—Results of Operations by Segment—International Insurance Division.”

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

	June 30, 2015				December 31, 2014
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$20,876	$1,594	$215	$22,255	$20,569	$1,984	$55	$22,498
Consumer non-cyclical	20,879	2,370	358	22,891	20,956	2,822	141	23,637
Utility	16,554	1,652	309	17,897	16,144	2,149	82	18,211
Capital goods	10,493	1,162	185	11,470	10,170	1,348	67	11,451
Consumer cyclical	9,351	1,005	117	10,239	9,447	1,129	37	10,539
Foreign agencies	5,346	1,226	49	6,523	5,186	1,227	38	6,375
Energy	11,382	1,028	361	12,049	11,395	1,135	275	12,255
Communications	6,590	842	162	7,270	6,465	1,021	41	7,445
Basic industry	5,945	561	155	6,351	6,003	640	71	6,572
Transportation	5,938	668	74	6,532	5,718	769	18	6,469
Technology	3,551	352	63	3,840	3,474	389	30	3,833
Industrial other	3,281	252	52	3,481	2,746	333	21	3,058
Total corporate securities	120,186	12,712	2,100	130,798	118,273	14,946	876	132,343
Foreign government(3)	69,094	10,453	152	79,395	70,327	11,286	111	81,502
Residential mortgage-backed	5,225	407	6	5,626	5,747	466	4	6,209
Asset-backed securities(4)	7,323	331	56	7,598	7,094	292	78	7,308
Commercial mortgage-backed	8,652	233	25	8,860	9,688	344	24	10,008
U.S. Government	10,604	3,034	8	13,630	11,493	3,468	5	14,956
State & Municipal(5)	6,918	542	102	7,358	5,163	693	3	5,853
Total(6)	$228,002	$27,712	$2,449	$253,265	$227,785	$31,495	$1,101	$258,179
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $280 million of gross unrealized gains and $2 million of gross unrealized losses as of June 30, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(3)
As of June 30, 2015 and December 31, 2014, based on amortized cost, 75% and 76% represent Japanese government bonds held by our Japanese insurance operations, respectively, with no other individual country representing more than 10% of the balance.

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

The decrease in net unrealized gains from December 31, 2014 to June 30, 2015, was primarily due to a net increase in interest rates in both the U.S. and Japan.

As of June 30, 2015, PFI excluding the Closed Block division had direct and indirect energy exposure of approximately $15 billion on a market value basis with a carrying value of approximately $14 billion, primarily through public and private corporate bonds, substantially all of which are investment grade. We could be exposed to future valuation declines or impairments if oil prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	June 30, 2015
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$91	$86	$1,341	$1,519	$1,627
Collateralized loan obligations	4,130	34	0	0	0	4,164	3,821
Collateralized by education loans(1)	29	416	0	0	0	445	382
Collateralized by credit cards	262	0	7	0	0	269	268
Collateralized by auto loans	518	0	0	0	0	518	492
Other asset-backed securities(2)	85	111	79	23	110	408	504
Total asset-backed securities(3)	$5,024	$562	$177	$109	$1,451	$7,323	$7,094
__________

(1)	Approximately 99% of the $445 million of education loans included above carry a Department of Education guaranty as of June 30, 2015.

(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	June 30, 2015
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$89	$85	$1,490	$1,665	$1,742
Collateralized loan obligations	4,193	35	0	0	4	4,232	3,867
Collateralized by education loans(1)	29	438	0	0	0	467	398
Collateralized by credit cards	269	0	7	0	0	276	277
Collateralized by auto loans	519	0	0	0	0	519	493
Other asset-backed securities(2)	100	112	87	25	115	439	531
Total asset-backed securities(3)	$5,110	$586	$183	$110	$1,609	$7,598	$7,308
__________

(1)	Approximately 99% of the $467 million of education loans included above carry a Department of Education guaranty as of June 30, 2015.

(2)	Includes asset-backed securities collateralized by aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2015, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to PFI excluding the Closed Block division decreased from $1.627 billion as of December 31, 2014, to $1.519 billion as of June 30, 2015, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages were $45 million as of June 30, 2015, and $55 million as of December 31, 2014. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,686	89.7%	$5,118	89.1%
Collateralized mortgage obligations	539	10.3	629	10.9
Total residential mortgage-backed securities	$5,225	100.0%	$5,747	100.0%
Portion rated AA or higher(2)	$5,148	98.5%	$5,672	98.7%
__________

(1)
As of June 30, 2015, of these securities, $3.512 billion are supported by U.S. government and $1.174 billion are supported by foreign governments. As of December 31, 2014, of these securities, $3.855 billion were supported by the U.S. government and $1.263 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	June 30, 2015						Total December 31, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2015	$58	$21	$0	$0	$0	$79	$0
2014	2,393	1	0	0	0	2,394	2,383
2013	2,435	99	0	9	0	2,543	2,481
2012—2009	217	309	0	0	0	526	529
2008—2007	140	43	16	5	0	204	301
2006	2,270	88	7	3	0	2,368	2,576
2005 & Prior	532	1	4	0	1	538	1,418
Total commercial mortgage-backed securities(2)(3)(4)	$8,045	$562	$27	$17	$1	$8,652	$9,688
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of June 30, 2015, are downgraded super senior securities with amortized cost of $96 million in AA and $23 million in A.

(4)	Included in the table above, as of June 30, 2015, are agency commercial mortgage-backed securities with amortized cost of $465 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	June 30, 2015						Total December 31, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2015	$56	$21	$0	$0	$0	$77	$0
2014	2,460	1	0	0	0	2,461	2,474
2013	2,507	102	0	9	0	2,618	2,571
2012—2009	215	329	0	0	0	544	547
2008—2007	142	46	16	4	0	208	305
2006	2,297	91	6	4	0	2,398	2,642
2005 & Prior	548	2	4	0	0	554	1,469
Total commercial mortgage-backed securities(2)(3)	$8,225	$592	$26	$17	$0	$8,860	$10,008
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of June 30, 2015, are agency commercial mortgage-backed securities with fair value of $492 million, all rated AA.

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

	June 30, 2015				December 31, 2014
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$173,839	$22,384	$1,398	$194,825	$176,122	$25,715	$564	$201,273
2	43,947	4,452	880	47,519	42,111	4,934	402	46,643
Subtotal High or Highest Quality Securities(5)	217,786	26,836	2,278	242,344	218,233	30,649	966	247,916
3	7,189	546	109	7,626	6,619	537	58	7,098
4	2,193	208	42	2,359	2,228	204	50	2,382
5	529	96	17	608	441	83	24	500
6	305	26	3	328	264	22	3	283
Subtotal Other Securities(6)(7)	10,216	876	171	10,921	9,552	846	135	10,263
Total Fixed Maturities	$228,002	$27,712	$2,449	$253,265	$227,785	$31,495	$1,101	$258,179
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2015 and December 31, 2014, 791 securities with amortized cost of $3,473 million (fair value, $3,538 million) and 1,330 securities with amortized cost of $6,864 million (fair value, $7,342 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $280 million of gross unrealized gains and $2 million of gross unrealized losses as of June 30, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(4)
As of June 30, 2015, includes gross unrealized losses of $98 million on public fixed maturities and $73 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2014, includes gross unrealized losses of $71 million on public fixed maturities and $64 million on private fixed maturities considered to be other than high or highest quality.

(5)
On amortized cost basis, as of June 30, 2015, includes $188,212 million of public fixed maturities and $29,574 million of private fixed maturities and, as of December 31, 2014, includes $189,713 million of public fixed maturities and $28,520 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2015, includes $6,231 million of public fixed maturities and $3,985 million of private fixed maturities and, as of December 31, 2014, includes $5,712 million of public fixed maturities and $3,840 million of private fixed maturities.

(7)
On an amortized cost basis, as of June 30, 2015, securities considered below investment grade based on lowest of external rating agency ratings, total $11,890 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

As of June 30, 2015 and December 31, 2014, PFI excluding Closed Block division had $349 million and $1.5 billion notional amounts of exposure, respectively, where we have sold credit protection through credit derivatives, reported at fair value as an asset of less than $1 million and a liability of $2 million, respectively. Adjusted operating income from credit derivatives we sold was $2 million and $3 million for the three and six months ended June 30, 2015, respectively, which represents net premiums received attributable to each period. There were no premiums received for the credit derivatives we sell for the three and six months ended June 30, 2014. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.
In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of June 30, 2015 and December 31, 2014, PFI excluding the Closed Block division had $459 million and $405 million of notional amounts, respectively, reported at fair value as a liability of $9 million and $11 million, respectively. Adjusted operating income from credit derivatives we purchased was a loss of $2 million and $5 million for the three and six months ended June 30, 2015 and was a loss of $6 million and $13 million for the three and six months ended June 30, 2014, respectively, which represents net premiums paid attributable to each period. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.
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

Other-than-temporary impairments of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $18 million and $17 million for the three months ended June 30, 2015 and 2014, respectively, and $22 million and $27 million for the six months ended June 30, 2015 and 2014, respectively.
Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$423	$422	$196	$196
Fixed maturities:
Corporate securities	12,251	12,566	11,922	12,439
Commercial mortgage-backed securities	2,055	2,078	2,505	2,546
Residential mortgage-backed securities	1,488	1,508	1,640	1,676
Asset-backed securities	1,417	1,440	1,180	1,198
Foreign government bonds	635	647	621	650
U.S. government authorities and agencies and obligations of U.S. states	290	333	303	372
Total fixed maturities	18,136	18,572	18,171	18,881
Equity securities	974	1,273	896	1,186
Total trading account assets supporting insurance liabilities	$19,533	$20,267	$19,263	$20,263

As a percentage of amortized cost, 76% and 75% of the portfolio was publicly traded as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, 90% and 92%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of June 30, 2015, $1.448 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $31 million secured by “ALT-A” mortgages, represented the remaining $40 million of residential mortgage-backed securities, of which 46% have credit ratings of A or better and 54% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	841	845	849	878
Equity securities(1)	535	609	502	577
Total other trading account assets	$1,377	$1,455	$1,352	$1,456
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $841 million of fixed maturities as of June 30, 2015, on an amortized cost basis, are $30 million of asset-backed securities, 61% of which have credit ratings of A or above, 19% have BBB credit ratings, and the remaining 20% have BB and below credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of both June 30, 2015 and December 31, 2014, we held approximately 11% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans. This percentage is net of a $91 million and $99 million allowance for losses as of June 30, 2015 and December 31, 2014, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2015	December 31, 2014
	(in millions)
Commercial and agricultural mortgage loans	$36,755	$34,882
Uncollateralized loans	992	1,045
Residential property loans	327	392
Other collateralized loans	314	318
Total commercial mortgage and other loans(1)	$38,388	$36,637
__________

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

	June 30, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$11,786	32.1%	$10,951	31.4%
South Atlantic	7,426	20.2	6,939	19.9
Middle Atlantic	4,651	12.7	4,595	13.2
East North Central	2,654	7.2	2,662	7.6
West South Central	3,655	9.9	3,671	10.5
Mountain	1,695	4.6	1,646	4.7
New England	1,722	4.7	1,736	5.0
West North Central	698	1.9	580	1.7
East South Central	534	1.5	258	0.7
Subtotal-U.S.	34,821	94.8	33,038	94.7
Asia	405	1.1	693	2.0
Other	1,529	4.1	1,151	3.3
Total commercial and agricultural mortgage loans	$36,755	100.0%	$34,882	100.0%

	June 30, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,232	17.0%	$6,266	18.0%
Retail	6,633	18.0	6,515	18.7
Office	8,126	22.1	7,111	20.4
Apartments/Multi-Family	9,099	24.8	8,536	24.4
Other	2,884	7.8	2,972	8.5
Agricultural properties	1,950	5.3	1,787	5.1
Hospitality	1,831	5.0	1,695	4.9
Total commercial and agricultural mortgage loans	$36,755	100.0%	$34,882	100.0%

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

As of June 30, 2015, our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.34 times, and a weighted average loan-to-value ratio of 55%. As of June 30, 2015, approximately 96% of commercial and agricultural mortgage loans were fixed rate loans. For those general account commercial and agricultural mortgage loans that were originated in 2015, the weighted average debt service coverage ratio was 2.46 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio included approximately $1.5 billion and $1.3 billion of such loans as of June 30, 2015 and December 31, 2014, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2015, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	June 30, 2015
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$19,138	$437	$246	$19,821
60%-69.99%	11,193	389	46	11,628
70%-79.99%	4,496	390	60	4,946
Greater than 80%	96	108	156	360
Total commercial and agricultural mortgage loans	$34,923	$1,324	$508	$36,755

The following table sets forth the breakdown of our commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division by year of origination as of June 30, 2015.

	June 30, 2015
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2015	$3,707	10.1%
2014	7,532	20.5
2013	8,239	22.4
2012	4,427	12.0
2011	4,560	12.4
2010	2,718	7.4
2009	683	1.9
2008 & prior	4,889	13.3
Total commercial and agricultural mortgage loans	$36,755	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, was $38,388 million and $36,637 million as of June 30, 2015 and December 31, 2014, respectively. As a percentage of recorded investment gross of allowance, more than 99.8% of these assets were current for both periods.
The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	June 30, 2015	December 31, 2014
	(in millions)
Allowance, beginning of year	$99	$164
Addition to (release of) allowance for losses	(8)	(55)
Charge-offs, net of recoveries	0	(8)
Change in foreign exchange	0	(2)
Allowance, end of period	$91	$99
Loan specific reserve	$2	$5
Portfolio reserve	$89	$94

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

	June 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$22	$3	$2	$23	$23	$3	$1	$25
Mutual fund common stocks(1)	2,788	460	35	3,213	2,638	468	30	3,076
Other common stocks	1,994	1,449	16	3,427	2,064	1,190	24	3,230
Total equity securities(2)	$4,804	$1,912	$53	$6,663	$4,725	$1,661	$55	$6,331
__________

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
Impairments of equity securities attributable to PFI excluding the Closed Block division were $9 million and $6 million for the three months ended June 30, 2015 and 2014, respectively, and $14 million for both the six months ended June 30, 2015 and 2014. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.
Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	June 30, 2015	December 31, 2014
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related(1)	$4,117	$4,267
Real estate-related	268	235
Real estate held through direct ownership	1,669	1,795
Other(2)	875	872
Total other long-term investments	$6,929	$7,169
__________

(1)	Primarily includes investments in private equity and hedge funds.

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
Impairments on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $7 million and $26 million for the three and six months ended June 30, 2015, respectively. There were no impairments for the three and six months ended June 30, 2014. For a further discussion of impairments, see “—Realized Investment Gains and Losses” above.
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

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our asset management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rates, foreign currency, credit and equity exposures. Assets within our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included below.

	June 30, 2015	December 31, 2014
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$93	$96
Private, available-for-sale, at fair value	55	52
Other trading account assets, at fair value	10,984	9,068
Equity securities, available-for-sale, at fair value	8	8
Commercial mortgage and other loans, at book value(1)	434	419
Other long-term investments	912	986
Short-term investments	152	347
Total investments	$12,638	$10,976
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets and the alternate sources of liquidity and capital described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a Capital Protection Framework to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and competitive risk-based capital ratios and solvency margins for our insurance subsidiaries under various stress scenarios.

Prudential Financial is a non-bank financial company under the Dodd-Frank Act (“Dodd-Frank”). As a non-bank financial company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the six months ended June 30, 2015, we took the following significant actions that impacted our liquidity and capital position:

•
On January 2, 2015, we repurchased and canceled all of the outstanding shares of our Class B Stock for a cash purchase price of $651 million. In accordance with the terms of the Class B Stock repurchase agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. Accordingly, the final purchase price of the Class B Stock could change;

•	We repurchased $500 million of shares of our Common Stock and declared aggregate Common Stock dividends of $532 million;

•	We issued $1.0 billion of junior subordinated notes to be utilized for general corporate purposes; and

•
We obtained additional financing for Regulation XXX and Guideline AXXX reserves by increasing the amount outstanding under our captive financing facilities by $308 million and $262 million, respectively.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2015, the Company had $39.8 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2015	December 31, 2014
	(in millions)
Equity(1)	$28,319	$25,720
Junior subordinated debt (i.e. hybrid securities)	5,884	4,884
Other capital debt	5,603	8,451
Total capital	$39,806	$39,055
__________

(1)	Amounts attributable to Prudential Financial excluding AOCI.

The decrease in other capital debt from December 31, 2014, primarily reflects a reduction in capital required as a result of positive net cash flows, including proceeds from the Closed Block restructuring received as part of the Prudential Insurance dividend, and a reduction in capital debt due to proceeds received from an issuance of junior subordinated debt.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2014, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
Prudential Insurance(2)	498%
Prudential Annuities Life Assurance Corporation (“PALAC”)	647%
__________

(1)
The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

(2)	Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”) and Pruco Life Insurance Company of New Jersey (“PLNJ”), a subsidiary of Pruco Life.

The table below presents the Solvency Margin ratios of our most significant international insurance subsidiaries as of March 31, 2015, their most recent statutory fiscal year end.

Ratio
Prudential of Japan	844%
Gibraltar Life consolidated(1)	882%
__________

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

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

Capital Protection Framework

We employ a “Capital Protection Framework” (“the Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•	Equity market exposure affecting the statutory capital of the Company as a whole, which we manage through our equity hedge program and on-balance sheet and contingent sources of capital;

•
Our decision to manage a portion of our interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, we execute intercompany derivative transactions between our Corporate and Other operations and certain business segments. We limit our exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. The results of this strategy are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other”; and

•
Activities of our business segments, including those for which specific risk mitigation strategies have been implemented, such as our living benefits hedging program that covers certain risks associated with our variable annuity products.

We periodically recalibrate our hedging strategies in response to changing market conditions. The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under a range of potential stress scenarios.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

In June 2015, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2015 through June 30, 2016. This authorization succeeds the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve month period. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31 and June 30, 2015.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2015	$0.58	$267	3.1	$250
June 30, 2015	$0.58	$265	2.9	$250

As a non-bank financial company under Dodd-Frank, Prudential Financial expects to be subject to minimum risk-based capital and leverage requirements and to the submission of annual capital plans to the Federal Reserve System. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of at least $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries. This targeted minimum balance is reviewed and approved annually by the Board of Directors.

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

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under authority from our Board of Directors.

As of June 30, 2015, Prudential Financial had cash and short-term investments of $9,758 million, a decrease of $1,306 million from December 31, 2014. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $5,716 million as of June 30, 2015, an increase of $1,400 million from December 31, 2014.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2015
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,940
Net receipts under intercompany loan agreements(2)	2,644
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,000
Proceeds from stock-based compensation and exercise of stock options	216
Proceeds from the issuance of retail medium-term notes	180
Interest income from subsidiaries on intercompany agreements, net of interest paid	53
Proceeds from short-term debt, net of repayments	45
Total sources	7,078
Uses:
Capital contributions to subsidiaries(3)	1,598
Maturities of medium-term notes, excluding retail medium-term notes	1,248
Class B Stock repurchase(4)	651
Common Stock dividends(5)	537
Share repurchases(6)	502
Interest paid on external debt	484
Net income tax payments	463
Repayment of retail medium-term notes	59
Other, net	136
Total uses	5,678
Net increase (decrease) in cash and short-term investments	$1,400
__________

(1)
Includes dividends and/or returns of capital of $1,950 million from Prudential Insurance, $480 million from International subsidiaries, $336 million from Prudential Annuities Holding Company, of which $270 million was from PALAC, $144 million from Asset Management subsidiaries, and $30 million from other subsidiaries.

(2)
Includes net receipts from subsidiaries of $2,113 million from Pruco Reinsurance, Ltd. (“Pruco Re”) and $292 million from Asset Management subsidiaries, and net proceeds of $561 million from the issuance of notes to International subsidiaries, offset by net borrowing of $22 million by Pruco Life, and net repayments of $200 million to Pruco Re, and $100 million to Prudential Mortgage Capital Company.

(3)	Includes capital contributions of $1,562 million to Pruco Re, $33 million to International subsidiaries, and $3 million to Asset Management subsidiaries.

(4)	Class B Stock repurchase settlement.

(5)	Includes cash payments made on dividends declared in prior periods.

(6)	Includes $13 million related to trades that settled in January 2015 and excludes $11 million related to trades that settled in July 2015.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. In the United States, dividends above thresholds calculated under applicable insurance laws are considered “extraordinary” and require the approval of the relevant state insurance regulator. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for details on specific dividend restrictions.

Domestic insurance subsidiaries. In May 2015, Prudential Insurance paid an extraordinary dividend in the amount of $1.95 billion to its parent, Prudential Financial. In June 2015, PALAC paid an extraordinary dividend of $270 million to Prudential Financial.

International insurance subsidiaries. During the first six months of 2015, Prudential of Korea paid a dividend of ₩35.0 billion, or approximately $30 million, to its parent, Prudential International Insurance Holding Ltd., which was ultimately sent to Prudential Financial.

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

	June 30, 2015
	Prudential Insurance	PLIC(1)	PRIAC	Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$3.9	$2.0	$0.5	$0.5	$6.9	$7.7
Fixed maturity investments:
High or highest quality	90.4	33.7	18.0	8.4	150.5	157.8
Other than high or highest quality	6.1	3.9	1.9	0.7	12.6	11.6
Subtotal	96.5	37.6	19.9	9.1	163.1	169.4
Public equity securities	0.2	3.3	0.0	0.1	3.6	4.0
Total	$100.6	$42.9	$20.4	$9.7	$173.6	$181.1
__________

(1)	Prudential Legacy Insurance Company of New Jersey.

(2)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	June 30, 2015
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$1.0	$1.8	$1.5	$4.3	$2.1
Fixed maturity investments:
High or highest quality(3)	26.7	78.8	14.7	120.2	123.9
Other than high or highest quality	0.5	2.7	0.2	3.4	3.0
Subtotal	27.2	81.5	14.9	123.6	126.9
Public equity securities	1.8	2.4	0.5	4.7	4.3
Total	$30.0	$85.7	$16.9	$132.6	$133.3
__________

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

(2)	Represents our international insurance operations, excluding Japan.

(3)
Of the $120.2 billion of fixed maturity investments that are not designated as held-to-maturity and considered high or highest quality as of June 30, 2015, $81.9 billion, or 68%, were invested in government or government agency bonds.

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

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of June 30, 2015, the living benefit hedging derivatives were in a net receive position of $3.4 billion compared to a net receive position of $4.7 billion as of December 31, 2014. The change in collateral position was primarily driven by an increase in interest rates.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. The hedging strategy includes two primary components:

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2015, we have hedged 100%, 92%, 50% and 8% of expected yen-based earnings for 2015, 2016, 2017 and 2018 respectively.

Equity Hedges—We hold both internal and external hedges primarily to hedge our U.S. dollar-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their U.S. dollar-denominated investments hedging our U.S. dollar-equivalent equity attributable to changes in the yen-U.S. dollar exchange rate.

For additional information on our hedging strategy, see “—Results of Operations by Segment—International Insurance Division.”

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either yen-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. A significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities.

	Six months ended June 30,
Cash Settlements:	2015	2014
	(in millions)
Income Hedges (External)(1)	$161	$144
Equity Hedges:
Internal	615	274
External	(151)	56
Total Equity Hedges	464	330
Total Cash Settlements	$625	$474

	As of
	June 30,	December 31,
Assets/Liabilities:	2015	2014
	(in millions)
Income Hedges (External)(2)	$286	$404
Equity Hedges:
Internal	1,540	1,841
External	774	597
Total Equity Hedges(3)	2,314	2,438
Total Assets/Liabilities	$2,600	$2,842
__________

(1)	Includes Korean won related cash settlements of $(4) million and $(12) million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Includes a Korean won related asset of $10 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively.

(3)
As of June 30, 2015, approximately 13%, 23% and 64% of the net asset is scheduled to settle in the remainder of 2015, 2016 and thereafter, respectively. The net market value of the assets/liabilities will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

•
Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of June 30, 2015, Prudential Insurance had an estimated maximum borrowing capacity of $7.4 billion, of which $2.0 billion was outstanding, and PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of June 30, 2015, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $4.5 billion and $1.9 billion, respectively.

•
Commercial paper programs maintained by Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $141 million and $731 million, respectively, were outstanding as of June 30, 2015.

•
A $4.0 billion syndicated, committed credit facility that expires in April 2020, and has Prudential Financial and Prudential Funding as borrowers. This credit facility, which was entered into on April 14, 2015, amends and restates our previously-

existing $2.0 billion five-year credit facility and $1.75 billion three-year credit facility. There were no outstanding borrowings under this credit facility as of June 30, 2015, or as of the date of this filing.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2015			December 31, 2014
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,592	$3,271	$7,863	$5,492	$3,915	$9,407
Cash collateral for loaned securities	2,679	1,129	3,808	3,064	1,177	4,241
Securities sold but not yet purchased	62	0	62	77	0	77
Total(1)	$7,333	$4,400	$11,733	$8,633	$5,092	$13,725
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$5,304	$1,708	$7,012	$6,610	$1,975	$8,585
Weighted average maturity, in days(2)	17	25		23	52
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2015, was $7,994 million and $8,399 million, respectively, for PFI excluding the Closed Block division, and $5,014 million and $5,119 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of June 30, 2015, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $101.4 billion, of which $11.5 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2015, we believe approximately $15.8 billion of the remaining eligible assets are readily lendable, including approximately $12.2 billion relating to PFI excluding the Closed Block division, of which $2.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.6 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2015, total short- and long-term debt of the Company on a consolidated basis was $23.9 billion, an increase of $0.2 billion from December 31, 2014. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2015			December 31, 2014
	Prudential Financial	Other Subsidiaries	Consolidated	Prudential Financial	Other Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$141	$731	$872	$97	$386	$483
Current portion of long-term debt and other(1)(2)	1,666	1,083	2,749	2,222	1,134	3,356
Subtotal	1,807	1,814	3,621	2,319	1,520	3,839
General obligation long-term debt:
Senior debt	10,606	1,923	12,529	11,177	1,927	13,104
Junior subordinated debt	5,884	0	5,884	4,884	0	4,884
Surplus notes(3)	0	1,341	1,341	0	1,341	1,341
Subtotal	16,490	3,264	19,754	16,061	3,268	19,329
Total general obligations	18,297	5,078	23,375	18,380	4,788	23,168
Limited recourse borrowing(4):
Long-term debt	0	510	510	0	502	502
Total limited recourse borrowings	0	510	510	0	502	502
Total borrowings	$18,297	$5,588	$23,885	$18,380	$5,290	$23,670
__________

(1)
Does not include $2,705 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes at both June 30, 2015 and December 31, 2014, or $1,697 million and $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of June 30, 2015 and December 31, 2014, respectively. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)
Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both June 30, 2015 and December 31, 2014. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.

(3)	Amounts are net of assets under set-off arrangements of $4,543 million and $3,973 million as of June 30, 2015 and December 31, 2014, respectively.

(4)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of June 30, 2015 and December 31, 2014, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Prudential Financial’s borrowings of $18.3 billion decreased $83 million from December 31, 2014, driven by the maturity of $1.3 billion of medium-term notes and retail notes, partially offset by the issuance of $1.0 billion of junior subordinated notes and $0.2 billion of retail notes. Borrowings of our subsidiaries of $5.6 billion increased $298 million from December 31, 2014, primarily driven by an increase in commercial paper issuances.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.25 billion of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million since December 31, 2014. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2015.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of June 30, 2015		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,100		3,500
XXX	2014	2034	1,000	(1)(2)	1,000
XXX	2014	2024	693		1,750
Total Credit-Linked Note Structures			$5,543		$8,250
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in these structures.

(2)	The $1 billion surplus note represents an intercompany transaction that eliminates upon consolidation.

As of June 30, 2015, we also had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2015, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves for certain of our term and universal life policies. We may seek to finance all or a portion of this requirement, but we have not yet finalized our funding plans.

Other Insurance Financing

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Secured Borrowings” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our use of captive reinsurance companies.

Ratings

The following is an update of the discussion included under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Ratings" in our Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the Form 10-K.

On May 13, 2015, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential Financial’s core subsidiaries, including Prudential Insurance, PALAC and PRIAC, with stable outlooks.

On May 15, 2015, Fitch affirmed Prudential Financial’s long-term senior debt rating at “A-” and the financial strength ratings of our U.S. operating entities at “A+”, with positive outlooks.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2015, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)(3)
April 1, 2015 through April 30, 2015	1,037,838	$80.53	1,034,779
May 1, 2015 through May 31, 2015	974,742	$85.65	972,983
June 1, 2015 through June 30, 2015	950,789	$88.80	938,425
Total	2,963,369	$84.87	2,946,187	$0
__________

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

(3)
The stock repurchase program authorized in June 2014 expired on June 30, 2015; therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In June 2015, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2015 through June 30, 2016.

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

Date: August 6, 2015

EXHIBIT INDEX

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