Form 10-Q
period 2015-09-30
PRUDENTIAL FINANCIAL INC
filed 2015-11-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 449 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2015 and December 31, 2014 (in millions, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015-$263,281; 2014-$265,116)(1)	$290,778	$299,090
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2015-$2,669; 2014-$2,902)(1)	2,380	2,575
Trading account assets supporting insurance liabilities, at fair value(1)	20,408	20,263
Other trading account assets, at fair value(1)	14,075	10,874
Equity securities, available-for-sale, at fair value (cost: 2015-$6,755; 2014-$6,921)	9,109	9,861
Commercial mortgage and other loans (includes $151 and $380 measured at fair value under the fair value option at September 30, 2015 and December 31, 2014, respectively)(1)	50,048	46,432
Policy loans	11,624	11,712
Other long-term investments (includes $1,298 and $1,082 measured at fair value under the fair value option at September 30, 2015 and December 31, 2014, respectively)(1)	10,591	10,921
Short-term investments	7,937	8,258
Total investments	416,950	419,986
Cash and cash equivalents(1)	20,207	14,918
Accrued investment income(1)	3,156	3,130
Deferred policy acquisition costs	16,206	15,971
Value of business acquired	2,847	2,836
Other assets(1)	14,545	13,379
Separate account assets	280,616	296,435
TOTAL ASSETS	$754,527	$766,655
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$222,220	$217,766
Policyholders’ account balances(1)	136,620	136,150
Policyholders’ dividends	6,153	7,661
Securities sold under agreements to repurchase	8,107	9,407
Cash collateral for loaned securities	4,241	4,241
Income taxes	9,644	9,881
Short-term debt	1,833	3,839
Long-term debt	20,329	19,831
Other liabilities(1)	13,624	13,037
Notes issued by consolidated variable interest entities (includes $8,354 and $6,033 measured at fair value under the fair value option at September 30, 2015 and December 31, 2014, respectively)(1)	8,370	6,058
Separate account liabilities	280,616	296,435
Total liabilities	711,757	724,306
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both September 30, 2015 and December 31, 2014)	6	6
Class B Stock ($.01 par value; 0 shares authorized and issued at September 30, 2015; 10,000,000 shares authorized and 2,000,000 shares issued at December 31, 2014)	0	0
Additional paid-in capital	24,348	24,565
Common Stock held in treasury, at cost (210,667,509 and 205,277,862 shares at September 30, 2015 and December 31, 2014, respectively)	(13,612)	(13,088)
Class B Stock held in treasury, at cost (0 and 2,000,000 shares at September 30, 2015 and December 31, 2014, respectively)	0	(651)
Accumulated other comprehensive income (loss)	13,463	16,050
Retained earnings	18,515	14,888
Total Prudential Financial, Inc. equity	42,720	41,770
Noncontrolling interests	50	579
Total equity	42,770	42,349
TOTAL LIABILITIES AND EQUITY	$754,527	$766,655
__________

(1)	See Note 5 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Premiums	$5,985	$6,644	$20,214	$18,580
Policy charges and fee income	1,624	1,496	4,482	4,517
Net investment income	3,741	3,841	11,181	11,433
Asset management and service fees	946	949	2,854	2,781
Other income (loss)	(397)	(625)	(58)	177
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(81)	(2)	(149)	(113)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	8	(3)	39	66
Other realized investment gains (losses), net	1,773	80	4,300	939
Total realized investment gains (losses), net	1,700	75	4,190	892
Total revenues	13,599	12,380	42,863	38,380
BENEFITS AND EXPENSES
Policyholders’ benefits	6,648	7,334	21,739	20,186
Interest credited to policyholders’ account balances	840	882	2,749	3,075
Dividends to policyholders	367	745	1,585	2,056
Amortization of deferred policy acquisition costs	922	346	1,846	1,265
General and administrative expenses	2,773	2,789	8,018	8,289
Total benefits and expenses	11,550	12,096	35,937	34,871
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,049	284	6,926	3,509
Total income tax expense (benefit)	584	(234)	1,962	643
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,465	518	4,964	2,866
Equity in earnings of operating joint ventures, net of taxes	2	5	8	11
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,467	523	4,972	2,877
Income (loss) from discontinued operations, net of taxes	0	0	0	8
NET INCOME (LOSS)	1,467	523	4,972	2,885
Less: Income (loss) attributable to noncontrolling interests	2	11	65	45
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,465	$512	$4,907	$2,840
EARNINGS PER SHARE(1)
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.22	$1.00	$10.74	$5.87
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$3.22	$1.00	$10.74	$5.89
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$3.16	$0.99	$10.56	$5.79
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.01
Net income (loss) attributable to Prudential Financial, Inc.	$3.16	$0.99	$10.56	$5.80
Dividends declared per share of Common Stock	$0.58	$0.53	$1.74	$1.59
__________

(1)
For the three and nine months ended September 30, 2015, represents consolidated earnings per share of Common Stock. For the three and nine months ended September 30, 2014, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 8 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2015 and 2014 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$1,467	$523	$4,972	$2,885
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(96)	(498)	(259)	(251)
Net unrealized investment gains (losses)	169	1,331	(4,043)	7,650
Defined benefit pension and postretirement unrecognized periodic benefit	47	37	153	80
Total	120	870	(4,149)	7,479
Less: Income tax expense (benefit) related to other comprehensive income (loss)	68	446	(1,501)	2,651
Other comprehensive income (loss), net of taxes	52	424	(2,648)	4,828
Comprehensive income (loss)	1,519	947	2,324	7,713
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	11	4	53
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,524	$936	$2,320	$7,660

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2015 and 2014 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(750)			(750)		(750)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								28	28
Distributions to noncontrolling interests								(416)	(416)
Consolidations (deconsolidations) of noncontrolling interests								(145)	(145)
Stock-based compensation programs		(50)		226			176		176
Dividends declared on Common Stock			(796)				(796)		(796)
Comprehensive income:
Net income (loss)			4,907				4,907	65	4,972
Other comprehensive income (loss), net of tax						(2,587)	(2,587)	(61)	(2,648)
Total comprehensive income (loss)							2,320	4	2,324
Balance, September 30, 2015	$6	$24,348	$18,515	$(13,612)	$0	$13,463	$42,720	$50	$42,770

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$6	$24,475	$14,531	$(12,415)	$0	$8,681	$35,278	$603	$35,881
Common Stock acquired				(750)			(750)		(750)
Contributions from noncontrolling interests		(4)					(4)	73	69
Distributions to noncontrolling interests								(145)	(145)
Consolidations (deconsolidations) of noncontrolling interests								(1)	(1)
Stock-based compensation programs		54		286			340		340
Dividends declared on Common Stock			(741)				(741)		(741)
Dividends declared on Class B Stock			(14)				(14)		(14)
Comprehensive income:
Net income (loss)			2,840				2,840	45	2,885
Other comprehensive income (loss), net of tax						4,820	4,820	8	4,828
Total comprehensive income (loss)							7,660	53	7,713
Balance, September 30, 2014	$6	$24,525	$16,616	$(12,879)	$0	$13,501	$41,769	$583	$42,352

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (in millions)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,972	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(4,190)	(892)
Policy charges and fee income	(1,382)	(1,519)
Interest credited to policyholders’ account balances	2,749	3,075
Depreciation and amortization	126	454
(Gains) losses on trading account assets supporting insurance liabilities, net	365	(195)
Change in:
Deferred policy acquisition costs	(115)	(758)
Future policy benefits and other insurance liabilities	4,655	5,590
Other trading account assets	118	110
Income taxes	1,295	661
Derivatives, net	3,048	1,534
Other, net	189	477
Cash flows from (used in) operating activities	11,830	11,422
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	35,030	38,541
Fixed maturities, held-to-maturity	179	377
Trading account assets supporting insurance liabilities and other trading account assets	10,620	9,695
Equity securities, available-for-sale	3,707	3,705
Commercial mortgage and other loans	3,904	2,509
Policy loans	1,641	1,623
Other long-term investments	989	290
Short-term investments	57,142	52,817
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(33,792)	(44,613)
Fixed maturities, held-to-maturity	0	(22)
Trading account assets supporting insurance liabilities and other trading account assets	(13,891)	(11,630)
Equity securities, available-for-sale	(3,115)	(3,334)
Commercial mortgage and other loans	(7,479)	(6,192)
Policy loans	(1,320)	(1,441)
Other long-term investments	(1,620)	(1,254)
Short-term investments	(56,803)	(50,770)
Acquisition of business, net of cash acquired	0	(23)
Derivatives, net	(411)	(223)
Other, net	56	268
Cash flows from (used in) investing activities	(5,163)	(9,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	17,743	18,138
Policyholders’ account withdrawals	(16,322)	(16,391)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,300)	669
Cash dividends paid on Common Stock	(801)	(741)
Cash dividends paid on Class B Stock	0	(14)
Net change in financing arrangements (maturities 90 days or less)	234	352
Common Stock acquired	(744)	(750)
Class B stock acquired	(651)	0
Common Stock reissued for exercise of stock options	158	230
Proceeds from the issuance of debt (maturities longer than 90 days)	4,577	5,273
Repayments of debt (maturities longer than 90 days)	(3,922)	(2,590)
Excess tax benefits from share-based payment arrangements	18	24
Other, net	(424)	(82)
Cash flows from (used in) financing activities	(1,434)	4,118
Effect of foreign exchange rate changes on cash balances	56	(80)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,289	5,783
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,918	11,439
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,207	$17,222

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$111	$95
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$1,553	$0
Liabilities assumed	1,919	0
Net cash received	$366	$0
Acquisition of Gibraltar BSN Life Berhad:
Assets acquired, excluding cash and cash equivalents acquired	$0	$656
Liabilities assumed	0	586
Noncontrolling Interest assumed	0	47
Net cash paid on acquisition	$0	$23

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

The Closed Block division includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. See Note 6 for further information on the Closed Block. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements; therefore, the Unaudited Interim Consolidated Financial Statements as of September 30, 2015, include the assets and liabilities of Gibraltar Life and its results of operations as of, and for the three and nine months ended, August 31, 2015, respectively.

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

Out of Period Adjustments

During the third quarter of 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $156 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three and nine months ended September 30, 2014. Such adjustments were primarily comprised of: 1) a charge of $48 million from an increase in reserves for group long-term disability products and 2) a charge of $45 million from an increase in reserves, net of a related increase in deferred policy amortization costs, for certain variable annuities products with optional living benefit guarantees. These items were identified during the Company’s annual review and update of assumptions used in calculating these reserves. Management evaluated the adjustments and concluded that they were not material to the then current quarter or to any previously reported quarterly or annual financial statements.

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

As a result of the Class B Repurchase, earnings per share of Common Stock for the three and nine months ended September 30, 2015, reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 8 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 4.

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

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

Acquisition of Deutsche Bank’s India Asset Management Business

In August 2015, the Company and its asset management joint venture partner in India agreed to acquire Deutsche Bank’s India asset management business through the joint venture. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first quarter of 2016 and will not have a material impact to the Company’s financial results. This acquisition will expand the Company’s investment management expertise, distribution platform and product portfolio in India.

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

In March 2015, the Company and Inversiones La Construcción S.A. signed definitive documentation related to the Company’s previously disclosed acquisition of an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”) and filed for regulatory approval. The transaction, which is subject to certain conditions, including receipt of regulatory approvals, is expected to close by the first quarter of 2016.

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,808	$3,977	$4	$17,781	$0
Obligations of U.S. states and their political subdivisions	7,826	674	61	8,439	0
Foreign government bonds	70,652	11,318	164	81,806	1
Corporate securities(1)	144,812	13,968	3,064	155,716	(5)
Asset-backed securities(2)	10,268	244	105	10,407	(465)
Commercial mortgage-backed securities	10,985	358	16	11,327	(1)
Residential mortgage-backed securities(3)	4,930	375	3	5,302	(4)
Total fixed maturities, available-for-sale(1)	$263,281	$30,914	$3,417	$290,778	$(474)
Equity securities, available-for-sale	$6,755	$2,530	$176	$9,109

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$820	$175	$0	$995
Corporate securities(5)	708	59	1	766
Commercial mortgage-backed securities	46	1	0	47
Residential mortgage-backed securities(3)	806	55	0	861
Total fixed maturities, held-to-maturity(5)	$2,380	$290	$1	$2,669
__________

(1)	Excludes notes with amortized cost of $693 million (fair value, $686 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $727 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,131 million) which have been offset with the associated payables under a netting agreement.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,807	$4,321	$5	$20,123	$0
Obligations of U.S. states and their political subdivisions	5,720	814	3	6,531	0
Foreign government bonds	69,894	11,164	117	80,941	(1)
Corporate securities(1)	143,631	17,799	1,054	160,376	(6)
Asset-backed securities(2)	10,966	353	134	11,185	(592)
Commercial mortgage-backed securities	13,486	430	39	13,877	(1)
Residential mortgage-backed securities(3)	5,612	448	3	6,057	(5)
Total fixed maturities, available-for-sale(1)	$265,116	$35,329	$1,355	$299,090	$(605)
Equity securities, available-for-sale	$6,921	$3,023	$83	$9,861

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$821	$184	$0	$1,005
Corporate securities(5)	713	68	1	780
Commercial mortgage-backed securities	78	7	0	85
Residential mortgage-backed securities(3)	963	69	0	1,032
Total fixed maturities, held-to-maturity(5)	$2,575	$328	$1	$2,902
__________

(1)	Excludes notes with amortized cost of $385 million (fair value, $385 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $954 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2015, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$10,199	$10,904	$0	$0
Due after one year through five years	45,200	50,066	74	78
Due after five years through ten years	57,392	62,844	170	179
Due after ten years(1)	124,307	139,928	1,284	1,504
Asset-backed securities	10,268	10,407	0	0
Commercial mortgage-backed securities	10,985	11,327	46	47
Residential mortgage-backed securities	4,930	5,302	806	861
Total	$263,281	$290,778	$2,380	$2,669
__________

(1)
Excludes available-for-sale notes with amortized cost of $693 million (fair value, $686 million) and held-to-maturity notes with amortized cost of $3,850 million (fair value, $4,131 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$6,016	$5,859	$21,059	$21,897
Proceeds from maturities/repayments	4,496	5,874	14,209	16,580
Gross investment gains from sales, prepayments and maturities	427	294	1,401	1,195
Gross investment losses from sales and maturities	(73)	(125)	(170)	(360)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	58	145	181	377
Equity securities, available-for-sale
Proceeds from sales	$1,181	$1,456	$3,734	$3,937
Gross investment gains from sales	167	224	594	555
Gross investment losses from sales	(61)	(33)	(123)	(92)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(73)	$(5)	$(110)	$(47)
Writedowns for impairments on equity securities	(60)	(9)	(77)	(26)
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in millions)
Balance, beginning of period	$751	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(187)	(215)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)	(19)
Credit loss impairments recognized in the current period on securities not previously impaired	0	3
Additional credit loss impairments recognized in the current period on securities previously impaired	1	2
Increases due to the passage of time on previously recorded credit losses	1	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(9)
Balance, end of period	$557	$557

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in millions)
Balance, beginning of period	$794	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(15)	(214)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairments recognized in the current period on securities not previously impaired	0	12
Additional credit loss impairments recognized in the current period on securities previously impaired	1	5
Increases due to the passage of time on previously recorded credit losses	10	28
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(12)
Balance, end of period	$787	$787
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$971	$970	$196	$196
Fixed maturities:
Corporate securities	12,282	12,483	11,922	12,439
Commercial mortgage-backed securities	1,798	1,836	2,505	2,546
Residential mortgage-backed securities(1)	1,472	1,504	1,640	1,676
Asset-backed securities(2)	1,417	1,432	1,180	1,198
Foreign government bonds	659	674	621	650
U.S. government authorities and agencies and obligations of U.S. states	310	356	303	372
Total fixed maturities	17,938	18,285	18,171	18,881
Equity securities	1,016	1,153	896	1,186
Total trading account assets supporting insurance liabilities	$19,925	$20,408	$19,263	$20,263
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $(251) million and $(194) million during the three months ended September 30, 2015 and 2014, respectively, and $(517) million and $73 million during the nine months ended September 30, 2015 and 2014, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$24	$24	$27	$27
Fixed maturities	10,517	10,326	8,306	8,282
Equity securities	1,068	1,129	992	1,105
Other	5	9	7	11
Subtotal	$11,614	11,488	$9,332	9,425
Derivative instruments		2,587		1,449
Total other trading account assets		$14,075		$10,874

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $(227) million and $(66) million during the three months ended September 30, 2015 and 2014, respectively, and $(219) million and $(31) million during the nine months ended September 30, 2015 and 2014, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both September 30, 2015 and December 31, 2014, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$53,360	$60,732	$52,703	$60,379
Fixed maturities, held-to-maturity	799	970	801	981
Trading account assets supporting insurance liabilities	478	487	457	470
Other trading account assets	35	35	36	36
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$54,672	$62,224	$53,997	$61,866

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$6,880	$8,877	$6,927	$8,438
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	45	49	50
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$6,924	$8,922	$6,976	$8,488

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015		December 31, 2014
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$11,350	23.4%	$9,612	21.5%
Retail	8,957	18.4	8,765	19.6
Apartments/Multi-Family	11,622	24.0	10,369	23.2
Industrial	7,651	15.8	7,628	16.9
Hospitality	2,506	5.2	2,270	5.1
Other	3,680	7.6	3,659	8.2
Total commercial mortgage loans	45,766	94.4	42,303	94.5
Agricultural property loans	2,736	5.6	2,445	5.5
Total commercial mortgage and agricultural property loans by property type	48,502	100.0%	44,748	100.0%
Valuation allowance	(103)		(105)
Total net commercial mortgage and agricultural property loans by property type	48,399		44,643
Other loans:
Uncollateralized loans	1,032		1,092
Residential property loans	318		392
Other collateralized loans	313		319
Total other loans	1,663		1,803
Valuation allowance	(14)		(14)
Total net other loans	1,649		1,789
Total commercial mortgage and other loans(1)	$50,048		$46,432
__________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (26%), New York (8%) and Texas (9%)), and also include loans secured by property in Europe and Asia at September 30, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(2)	1	(2)	0	2	(1)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	(1)	0	0	0	0	(1)
Total ending balance	$101	$2	$3	$0	$11	$117

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to (release of) allowance for losses	(77)	(6)	(1)	(1)	(2)	(87)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	(1)	(1)
Total ending balance	$104	$1	$5	$0	$9	$119

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$3	$0	$0	$0	$0	$3
Collectively evaluated for impairment	98	2	3	0	11	114
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$101	$2	$3	$0	$11	$117

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$217	$8	$0	$0	$2	$227
Gross of reserves: collectively evaluated for impairment	45,549	2,728	318	313	1,030	49,938
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$45,766	$2,736	$318	$313	$1,032	$50,165
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014(1)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	96	1	5	0	9	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$104	$1	$5	$0	$9	$119

Recorded Investment(2):
Gross of reserves: individually evaluated for impairment	$247	$4	$0	$1	$2	$254
Gross of reserves: collectively evaluated for impairment	42,056	2,441	392	318	1,090	46,297
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$42,303	$2,445	$392	$319	$1,092	$46,551
__________

(1)	Prior period amounts are presented on a basis consistent with current period presentation.

(2)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	3	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$3	$0

With an allowance recorded:
Commercial mortgage loans	$55	$55	$3	$72	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$55	$55	$3	$72	$2

Total:
Commercial mortgage loans	$55	$55	$3	$72	$2
Agricultural property loans	0	0	0	3	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$55	$56	$3	$75	$2
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$8	$8	$0	$16	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$12	$13	$0	$20	$1

With an allowance recorded:
Commercial mortgage loans	$76	$76	$8	$82	$6
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$76	$76	$8	$85	$7

Total:
Commercial mortgage loans	$84	$84	$8	$98	$7
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	1	0	0	0
Total	$88	$89	$8	$105	$8
__________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2015 and December 31, 2014, was $151 million and $380 million, respectively. In all of these transactions, the Company pre-arranges that it will sell the loan to an investor. As of both September 30, 2015 and December 31, 2014, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of September 30, 2015, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—September 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$24,274	$322	$209	$24,805
60%-69.99%	13,488	426	71	13,985
70%-79.99%	6,018	476	99	6,593
Greater than 80%	90	177	116	383
Total commercial mortgage loans	$43,870	$1,401	$495	$45,766

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—September 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,407	$115	$3	$2,525
60%-69.99%	208	0	0	208
70%-79.99%	3	0	0	3
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,618	$115	$3	$2,736

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—September 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$26,681	$437	$212	$27,330
60%-69.99%	13,696	426	71	14,193
70%-79.99%	6,021	476	99	6,596
Greater than 80%	90	177	116	383
Total commercial mortgage and agricultural property loans	$46,488	$1,516	$498	$48,502

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

	September 30, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$45,744	$22	$0	$0	$0	$22	$45,766	$103
Agricultural property loans	2,735	0	0	0	1	1	2,736	3
Residential property loans	307	4	1	0	6	11	318	5
Other collateralized loans	313	0	0	0	0	0	313	0
Uncollateralized loans	1,032	0	0	0	0	0	1,032	0
Total	$50,131	$26	$1	$0	$7	$34	$50,165	$111

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$42,239	$62	$0	$0	$2	$64	$42,303	$101
Agricultural property loans	2,443	0	1	0	1	2	2,445	1
Residential property loans	375	7	2	0	8	17	392	8
Other collateralized loans	319	0	0	0	0	0	319	0
Uncollateralized loans	1,092	0	0	0	0	0	1,092	0
Total	$46,468	$69	$3	$0	$11	$83	$46,551	$110

See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.

For the three and nine months ended September 30, 2015, there were $145 million and $198 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination and there were $0 million and $18 million, respectively, of commercial mortgage and other loans sold, other than those classified as held-for-sale. For both the three and nine months ended September 30, 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold, other than those classified as held-for-sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of September 30, 2015 and December 31, 2014, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. During the three months and nine months ended September 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2015 and 2014, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities, available-for-sale(1)	$2,572	$2,659	$7,766	$7,945
Fixed maturities, held-to-maturity(1)	51	53	151	135
Equity securities, available-for-sale	87	92	264	281
Trading account assets	304	277	885	794
Commercial mortgage and other loans	580	519	1,680	1,539
Policy loans	156	162	464	474
Short-term investments and cash equivalents	13	9	37	26
Other long-term investments	208	254	589	771
Gross investment income	3,971	4,025	11,836	11,965
Less: investment expenses	(230)	(184)	(655)	(532)
Net investment income	$3,741	$3,841	$11,181	$11,433
__________

(1)	Includes income on credit-linked notes which are reported on the same financial line item as related surplus notes, as conditions are met for right-of-offset.

The Company had $264 million and $218 million of investments in low-income housing tax credit limited partnerships and has committed to fund $46 million and $67 million as of September 30, 2015 and December 31, 2014, respectively.
Generally, the Company uses the equity method of accounting for these investments. The Company recognized $8 million and $5 million of equity method losses and utilized $16 million and $18 million of tax credits associated with these investments for the three months ended September 30, 2015 and 2014, respectively. The Company recognized $15 million and $11 million of equity method losses and utilized $49 million and $52 million of tax credits associated with these investments for the nine months ended September 30, 2015 and 2014, respectively. There were no impairment losses from forfeiture or ineligibility of tax credits.
Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2015 and 2014, were from the following sources:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities	$281	$163	$1,121	$788
Equity securities	46	185	394	438
Commercial mortgage and other loans	(8)	91	23	107
Investment real estate	0	0	38	0
Joint ventures and limited partnerships	(71)	(14)	(80)	(13)
Derivatives(1)	1,453	(356)	2,688	(441)
Other	(1)	6	6	13
Realized investment gains (losses), net	$1,700	$75	$4,190	$892
__________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$253	$349
Fixed maturity securities, available-for-sale—all other	27,244	33,625
Equity securities, available-for-sale	2,354	2,940
Derivatives designated as cash flow hedges(1)	1,017	206
Other investments(2)	(18)	(7)
Net unrealized gains (losses) on investments	$30,850	$37,113
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of September 30, 2015, there were $1 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$192	$4	$0	$0	$192	$4
Obligations of U.S. states and their political subdivisions	2,136	60	8	1	2,144	61
Foreign government bonds	1,781	77	799	87	2,580	164
Corporate securities	37,885	1,963	7,248	1,101	45,133	3,064
Commercial mortgage-backed securities	1,755	11	577	5	2,332	16
Asset-backed securities	2,910	22	3,163	83	6,073	105
Residential mortgage-backed securities	158	1	124	2	282	3
Total	$46,817	$2,138	$11,919	$1,279	$58,736	$3,417
Equity securities, available-for-sale	$2,301	$172	$15	$4	$2,316	$176
__________

(1)	Includes $86 million of fair value and $1 million of gross unrealized losses at September 30, 2015, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,145	$5	$10	$0	$2,155	$5
Obligations of U.S. states and their political subdivisions	105	1	89	2	194	3
Foreign government bonds	839	26	1,052	91	1,891	117
Corporate securities	11,326	401	13,346	654	24,672	1,055
Commercial mortgage-backed securities	1,299	6	1,746	33	3,045	39
Asset-backed securities	3,417	16	3,229	118	6,646	134
Residential mortgage-backed securities	35	0	194	3	229	3
Total	$19,166	$455	$19,666	$901	$38,832	$1,356
Equity securities, available-for-sale	$1,670	$82	$9	$1	$1,679	$83
__________

(1)	Includes $91 million of fair value and $1 million of gross unrealized losses at December 31, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at September 30, 2015 and December 31, 2014, are composed of $2,892 million and $1,156 million, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $525 million and $200 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At September 30, 2015, the $1,279 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. At December 31, 2014, the $901 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

year ended December 31, 2014, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at September 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At September 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At September 30, 2015, $31 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $28 million of which had been in that position for less than six months. At December 31, 2014, $13 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at September 30, 2015 or December 31, 2014.

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of repurchase agreements as of the date indicated.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,300	$3,600	$106	$0	$7,006
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
Corporate securities	12	0	0	0	12
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	508	581	0	0	1,089
Equity securities	0	0	0	0	0
Total repurchase agreements	$3,820	$4,181	$106	$0	$8,107

The following table sets forth the composition of securities lending transactions as of the date indicated.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$259	$0	$0	$0	$259
Obligations of U.S. states and their political subdivisions	15	0	0	0	15
Foreign government bonds	351	0	0	0	351
Corporate securities	2,392	136	0	0	2,528
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	11	0	0	0	11
Residential mortgage-backed securities	0	340	0	0	340
Equity securities	737	0	0	0	737
Total securities lending transactions	$3,765	$476	$0	$0	$4,241

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Fixed maturities, available-for-sale	$46	$44	$177	$104
Fixed maturities, held-to-maturity	0	0	763	763
Trading account assets supporting insurance liabilities	0	0	10	11
Other trading account assets	9,167	6,943	0	0
Commercial mortgage and other loans	13	13	300	300
Other long-term investments	0	0	176	159
Cash and cash equivalents	549	623	0	0
Accrued investment income	57	39	3	3
Other assets	252	166	76	0
Total assets of consolidated VIEs	$10,084	$7,828	$1,505	$1,340
Notes issued by consolidated VIEs	$8,370	$6,058	$0	$0
Other liabilities	713	674	150	1
Total liabilities of consolidated VIEs	$9,083	$6,732	$150	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Unaudited Interim Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of September 30, 2015, the maturities of these obligations were greater than five years.

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program. The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued, with limited exceptions. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,559 million and $2,705 million at September 30, 2015 and December 31, 2014, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $167 million and $137 million at September 30, 2015 and December 31, 2014, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $5,564 million and $6,973 million as of September 30, 2015 and December 31, 2014, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,608 million and $7,545 million as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company recognized a policyholder dividend obligation of $1,627 million and $1,558 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,465 million and $5,053 million at September 30, 2015 and December 31, 2014, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Closed Block liabilities
Future policy benefits	$49,558	$49,863
Policyholders’ dividends payable	965	931
Policyholders’ dividend obligation	5,092	6,612
Policyholders’ account balances	5,260	5,310
Other Closed Block liabilities	4,593	5,084
Total Closed Block liabilities	65,468	67,800
Closed Block assets
Fixed maturities, available-for-sale, at fair value	38,610	40,629
Other trading account assets, at fair value	299	302
Equity securities, available-for-sale, at fair value	2,724	3,522
Commercial mortgage and other loans	9,842	9,472
Policy loans	4,809	4,914
Other long-term investments	2,970	2,765
Short-term investments	1,794	1,225
Total investments	61,048	62,829
Cash and cash equivalents	634	1,201
Accrued investment income	535	527
Other Closed Block assets	372	332
Total Closed Block assets	62,589	64,889
Excess of reported Closed Block liabilities over Closed Block assets	2,879	2,911
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,449	5,040
Allocated to policyholder dividend obligation	(3,465)	(5,053)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,863	$2,898

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2015
(in millions)
Balance, January 1	$6,612
Impact from earnings allocable to policyholder dividend obligation	69
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,589)
Balance, September 30	$5,092

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2015 and 2014, were as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Premiums	$611	$620	$1,946	$1,970
Net investment income	674	697	2,025	2,101
Realized investment gains (losses), net	94	397	633	901
Other income (loss)	(8)	(3)	13	31
Total Closed Block revenues	1,371	1,711	4,617	5,003
Benefits and Expenses
Policyholders’ benefits	760	756	2,476	2,459
Interest credited to policyholders’ account balances	34	35	101	102
Dividends to policyholders	350	725	1,537	1,990
General and administrative expenses	106	110	321	335
Total Closed Block benefits and expenses	1,250	1,626	4,435	4,886
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	121	85	182	117
Income tax expense (benefit)	110	74	149	95
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	11	33	22
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$11	$33	$22

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	9.0	(9.0)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, September 30, 2015	660.1	210.7	449.4
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In June 2014, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2014 through June 30, 2015. Under this authorization, 11.7 million shares of the Company’s Common Stock were repurchased at a total cost of $1.0 billion, of which 6.0 million shares were repurchased in the first six months of 2015 at a total cost of $500 million.

In June 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2015 through June 30, 2016. As of September 30, 2015, 3.0 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $250 million. The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

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
Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2015 and 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in other comprehensive income before reclassifications	(203)	(2,386)	8	(2,581)
Amounts reclassified from AOCI	5	(1,657)	145	(1,507)
Income tax benefit (expense)	86	1,469	(54)	1,501
Balance, September 30, 2015	$(1,087)	$16,677	$(2,127)	$13,463

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in other comprehensive income before reclassifications	(257)	8,916	11	8,670
Amounts reclassified from AOCI	(2)	(1,266)	69	(1,199)
Income tax benefit (expense)	59	(2,681)	(29)	(2,651)
Balance, September 30, 2014	$(313)	$15,313	$(1,499)	$13,501
 __________

(1)
Includes cash flow hedges of $1,017 million and $206 million as of September 30, 2015 and December 31, 2014, respectively, and $(145) million and $(446) million as of September 30, 2014 and December 31, 2013, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statement of Operations
	2015	2014	2015	2014
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(4)	$0	$(5)	$2	Realized investment gains (losses), net
Total foreign currency translation adjustment	(4)	0	(5)	2
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(2)	(6)	(5)	(18)	(3)
Cash flow hedges—Currency/Interest rate	85	68	147	58	(3)
Net unrealized investment gains (losses) on available-for-sale securities	327	348	1,515	1,226
Total net unrealized investment gains (losses)	410	410	1,657	1,266	(4)
Amortization of defined benefit pension items:
Prior service cost	3	4	10	15	(5)
Actuarial gain (loss)	(52)	(27)	(155)	(84)	(5)
Total amortization of defined benefit pension items	(49)	(23)	(145)	(69)
Total reclassifications for the period	$357	$387	$1,507	$1,199
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

(5)	See Note 10 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$349	$(6)	$3	$(32)	$(110)	$204
Net investment gains (losses) on investments arising during the period	13				(5)	8
Reclassification adjustment for (gains) losses included in net income	(94)				34	(60)
Reclassification adjustment for OTTI losses excluded from net income(1)	(15)				5	(10)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		12			(4)	8
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			35		(10)	25
Impact of net unrealized investment (gains) losses on policyholders’ dividends				32	(11)	21
Balance, September 30, 2015	$253	$6	$38	$0	$(101)	$196
 __________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Cost, Deferred Sales Inducements, and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$36,764	$(1,455)	$(1,282)	$(5,036)	$(9,944)	$19,047
Net investment gains (losses) on investments arising during the period	(4,619)				1,653	(2,966)
Reclassification adjustment for (gains) losses included in net income	(1,563)				559	(1,004)
Reclassification adjustment for OTTI losses excluded from net income(2)	15				(5)	10
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs, deferred sales inducements and value of business acquired		576			(199)	377
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			8		(3)	5
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,557	(545)	1,012
Balance, September 30, 2015	$30,597	$(879)	$(1,274)	$(3,479)	$(8,484)	$16,481
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

8. EARNINGS PER SHARE

From demutualization through December 31, 2014, the Company had two separate classes of common stock. The Common Stock reflected the performance of the Company’s former Financial Services Businesses and the Class B Stock reflected the performance of the Company’s former Closed Block Business. Earnings per share were calculated separately for each of these two classes of common stock and included a direct equity adjustment to modify the earnings available to each of the classes of common stock for the difference between the allocation of general and administrative expenses to each of the businesses and the cash flows between the businesses related to these expenses. Accordingly, earnings per share of Common Stock presented below for the three and nine months ended September 30, 2014, reflect earnings attributable to the former Financial Services Businesses.

As discussed in Note 1, on January 2, 2015, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock. Accordingly, earnings per share of Common Stock presented below for the three and nine months ended September 30, 2015, reflect the consolidated earnings of Prudential Financial. In addition, the Class B Repurchase resulted in the elimination of the separation of the former Financial Services Businesses and Closed Block Business. As a result, there was no direct equity adjustment recorded for the three and nine months ended September 30, 2015.

Earnings per share of the Class B Stock for the three and nine months ended September 30, 2014, is not presented herein as it is not meaningful due to the Class B Repurchase.

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the three and nine months ended September 30, 2015, is as follows:

	September 30, 2015
	Three Months Ended			Nine Months Ended
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$1,467			$4,972
Less: Income (loss) attributable to noncontrolling interests	2			65
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	14			48
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,451	451.0	$3.22	$4,859	452.6	$10.74
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$14			$48
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	15			48
Stock options		2.3			2.4
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	4	5.5		13	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,454	459.7	$3.16	$4,872	461.4	$10.56

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on earnings attributable to the former Financial Services Businesses for the three and nine months ended September 30, 2014, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2014
	Three Months Ended			Nine Months Ended
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$476			$2,776
Direct equity adjustment	(3)			(8)
Less: Income (loss) attributable to noncontrolling interests	11			45
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	4			25
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$458	458.0	$1.00	$2,698	459.4	$5.87
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$4			$25
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	4			25
Stock options		3.0			3.1
Deferred and long-term compensation programs		0.8			0.7
Exchangeable Surplus Notes	4	5.4		13	5.4
Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$462	467.2	$0.99	$2,711	468.6	$5.79

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2015 and 2014, as applicable, were based on 4.4 million and 4.3 million of such awards, respectively, and for the nine months ended September 30, 2015 and 2014, were based on 4.5 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable. For the three and nine months ended September 30, 2015 and 2014, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.5	$88.00	1.8	$90.85
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Total antidilutive stock options and shares	2.5		1.8

	Nine Months Ended September 30,
	2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.4	$87.95	2.0	$90.16
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0
Total antidilutive stock options and shares	2.4		2.0

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015	December 31, 2014
	(in millions)
Commercial paper:
Prudential Financial	$169	$97
Prudential Funding, LLC	620	386
Subtotal commercial paper	789	483
Current portion of long-term debt(1)	1,044	3,356
Total short-term debt(2)	$1,833	$3,839

Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$383	$199
Daily average commercial paper outstanding	$1,170	$1,409
Weighted average maturity of outstanding commercial paper, in days	14	22
Weighted average interest rate on outstanding short-term debt(3)	0.17%	0.12%
 __________

(1)	Includes collateralized borrowings from the FHLBNY of $280 million at both September 30, 2015 and December 31, 2014.

(2)	Includes Prudential Financial debt of $931 million and $2,319 million at September 30, 2015 and December 31, 2014, respectively.

(3)	Excludes the current portion of long-term debt.

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

As of September 30, 2015, Prudential Insurance had pledged assets with a fair value of $2.4 billion supporting an aggregate outstanding collateralized advance of $280 million that is in “Short-term debt” and matures in December 2015 and outstanding funding agreements totaling $1.7 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $3.5 billion as of September 30, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of September 30, 2015, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $211 million as of September 30, 2015.

Credit Facilities

As of September 30, 2015, the Company maintained a syndicated, unsecured committed credit facility as described below.

Borrowers	Original Term	Expiration Date	Capacity	Amount Outstanding
			($ in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0

Borrowings under this credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of September 30, 2015, the Company’s consolidated net worth exceeded this required minimum amount.

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

Long-term Debt

Surplus Notes

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

During the first quarter of 2015, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX by $262 million. As of September 30, 2015, an aggregate of $2.1 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

During the second quarter of 2015, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2014 for the financing of non-economic reserves required under Regulation XXX by $308 million. As of September 30, 2015, an aggregate of $693 million of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

On February 18, 2015, Prudential Legacy Insurance Company of NJ (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and with a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion of surplus notes in return for an equal principal amount of credit-linked notes. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of September 30, 2015, there were no surplus notes outstanding under the facility.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of September 30, 2015, the outstanding balance of the company’s medium-term notes was $10.9 billion, a decrease of $2.1 billion from December 31, 2014, due to maturities.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2015, the outstanding balance of retail notes was $491 million. Retail notes outstanding increased by $116 million from December 31, 2014, primarily due to the issuance of $179 million of notes, partially offset by $63 million of maturities and scheduled payments in 2015.

Mortgage Debt. As of September 30, 2015, the Company’s subsidiaries had mortgage debt of $574 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $72 million from December 31, 2014, due to new borrowings in 2015 of $153 million offset by prepayments and foreign exchange fluctuations totaling $81 million.

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

Asset-Backed Notes. On September 30, 2015, the remaining $700 million of principal on asset-backed notes sold by Prudential Insurance matured and was repaid.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Components of net periodic (benefit) cost
Service cost	$61	$58	$5	$5
Interest cost	118	120	21	24
Expected return on plan assets	(194)	(178)	(29)	(29)
Amortization of prior service cost	(2)	(2)	(1)	(2)
Amortization of actuarial (gain) loss, net	42	22	10	5
Settlements	1	4	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$26	$24	$6	$3

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
	(in millions)
Service cost	$183	$176	$15	$13
Interest cost	352	361	64	72
Expected return on plan assets	(581)	(534)	(86)	(87)
Amortization of prior service cost	(6)	(7)	(4)	(8)
Amortization of actuarial (gain) loss, net	126	65	29	19
Settlements	2	6	0	0
Special termination benefits	4	0	0	0
Net periodic (benefit) cost	$80	$67	$18	$9

During the nine months ended September 30, 2015, the Company made cash contributions of $120 million to its pension plans and anticipates making an additional $30 million of cash contributions during the remainder of 2015.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Realized investment gains (losses), net, and related charges and adjustments

Realized investment gains (losses), net

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains (losses) from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains (losses) from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, certain gains (losses) pertaining to derivative contracts that do not qualify for hedge accounting treatment are also excluded from adjusted operating income. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$74	$63	$234	$207
Current period yield adjustments	$121	$115	$369	$361
Principal source of earnings	$48	$34	$96	$61
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $14 million and $27 million for the three months ended September 30, 2015 and 2014, respectively, and $40 million and $78 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, as of September 30, 2015, there was a $225 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $40 million and $42 million for the three months ended September 30, 2015 and 2014, respectively, and $119 million and $127 million for the nine months ended September 30, 2015 and 2014, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains (losses) are a principal source of earnings for its businesses and therefore included in adjusted operating income, particularly within the Company’s Asset Management segment. For example, Asset Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The realized investment gains (losses) associated with the sale of these strategic investments, as well as the majority of derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the realized investment gains (losses) associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and included in adjusted operating income.

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net gains (losses) from:
Other trading account assets	$(86)	$(40)	$(118)	$(7)
Foreign currency exchange movements	$(127)	$(576)	$31	$(576)
Other activities	$4	$(2)	$5	$11

Other Trading Account Assets. The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s Unaudited Interim Consolidated Statements of Financial Position. Realized and unrealized gains (losses) for these investments are recorded in “Other income.” Consistent with the exclusion of realized investment gains (losses) with respect to other investments managed on a consistent basis, the net gains or losses on these investments are excluded from adjusted operating income.

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amounts in the table above for the three and nine months ended September 30, 2014, were largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains (losses) on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss)” under U.S. GAAP, while the non-yen denominated liabilities are re-measured

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

As a result of continued growth in these portfolios, the Company implemented a new reporting structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure was effective for financial reporting beginning in the first quarter of 2015 and has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement.
Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded no estimated recoveries related to this matter in 2015 and recorded estimated recoveries of $2 million and $18 million in the three and nine months ended September 30, 2014, respectively. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net,” the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for non-performance risk (“NPR”) that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net,” the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net gains of $4 million and net losses of $4 million for the three months ended September 30, 2015 and 2014, respectively, and net gains of $5 million and net losses of $6 million for the nine months ended September 30, 2015 and 2014, respectively.

Related charges

Charges that relate to realized investment gains (losses) are also excluded from adjusted operating income, and include the following:

•	The portion of the amortization of DAC, VOBA, unearned revenue reserves and deferred sales inducements for certain products that is related to net realized investment gains (losses).

•
Policyholder dividends and interest credited to policyholders’ account balances that relate to certain life policies that pass back certain realized investment gains (losses) to the policyholder, and reserves for future policy benefits for certain policies that are affected by net realized investment gains (losses).

•
Market value adjustments paid or received upon a contractholder’s surrender of certain of the Company’s annuity products as these amounts mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets.

Investment gains (losses) on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value, with realized and unrealized gains (losses) reported in “Other income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives are carried at fair value, with realized and unrealized gains (losses) reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans are carried at unpaid principal, net of unamortized discounts and an allowance for losses, with gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans reported in “Realized investment gains (losses), net.”

Adjusted operating income excludes net investment gains (losses) on trading account assets supporting insurance liabilities, which is consistent with the exclusion of realized investment gains (losses) with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains (losses) on investments, adjusted operating income also excludes the change in contractholder liabilities due to

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” These adjustments are in addition to the exclusion from adjusted operating income of net investment gains (losses) on the related derivatives and commercial mortgage and other loans through “Realized investment gains (losses), net, and related charges and adjustments,” as discussed above. The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that are expected to ultimately accrue to the contractholders.

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

As discussed in Note 1, the Class B Repurchase on January 2, 2015 resulted in the elimination of the separate reporting of the Company’s former Financial Services Businesses and Closed Block Business. As a result of the Class B Repurchase, for both the three and nine months ended September 30, 2015, the Closed Block division, which is comprised of the Closed Block segment, has been accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 6 for further information on the Closed Block. For reporting periods through December 31, 2014, the Closed Block segment was reported as the Closed Block Business and was analyzed using U.S. GAAP rather than adjusted operating income. Both the current reporting of the Closed Block division and the historic reporting of the Closed Block Business exclude its results from adjusted operating income.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$310	$367	$1,387	$1,145
Retirement	242	256	763	906
Asset Management	180	200	581	593
Total U.S. Retirement Solutions and Investment Management division	732	823	2,731	2,644
Individual Life	183	97	536	380
Group Insurance	44	(73)	149	(21)
Total U.S. Individual Life and Group Insurance division	227	24	685	359
International Insurance	812	845	2,488	2,566
Total International Insurance division	812	845	2,488	2,566
Corporate Operations	(308)	(339)	(855)	(1,022)
Total Corporate and Other	(308)	(339)	(855)	(1,022)
Total Adjusted Operating Income before income taxes	1,463	1,353	5,049	4,547
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,117	(1,161)	2,719	(1,314)
Charges related to realized investment gains (losses), net	(679)	29	(944)	(99)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(228)	(131)	(365)	195
Change in experience-rated contractholder liabilities due to asset value changes	258	93	295	(139)
Divested businesses:
Closed Block division(1)	108	0	138	0
Other divested businesses	8	(7)	(26)	113
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	8	60	37
Subtotal(2)	2,049	184	6,926	3,340
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(3)	0	100	0	169
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,049	$284	$6,926	$3,509
__________

(1)
As a result of the Class B Repurchase, for the three and nine months ended September 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the three and nine months ended September 30, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(3)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and nine months ended September 30, 2014.

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods, or as of the dates, indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenue				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2015	December 31, 2014
	2015	2014	2015	2014
	(in millions)
Individual Annuities	$1,167	$1,191	$3,554	$3,519	$168,565	$174,951
Retirement	1,937	2,397	7,595	5,397	171,186	179,674
Asset Management	704	721	2,213	2,101	53,632	50,214
Total U.S. Retirement Solutions and Investment Management division	3,808	4,309	13,362	11,017	393,383	404,839
Individual Life	1,375	1,281	3,886	3,895	71,867	70,152
Group Insurance	1,294	1,349	3,862	4,053	39,886	41,125
Total U.S. Individual Life and Group Insurance division	2,669	2,630	7,748	7,948	111,753	111,277
International Insurance	4,750	5,002	14,693	15,329	173,734	171,635
Total International Insurance division	4,750	5,002	14,693	15,329	173,734	171,635
Corporate Operations	(149)	(175)	(418)	(479)	12,456	8,013
Total Corporate and Other	(149)	(175)	(418)	(479)	12,456	8,013
Total	11,078	11,766	35,385	33,815	691,326	695,764
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,117	(1,161)	2,719	(1,314)
Charges related to realized investment gains (losses), net	72	(16)	(7)	(27)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(228)	(131)	(365)	195
Divested businesses:
Closed Block division(1)	1,368	0	4,612	0	63,201	0
Other divested businesses	190	162	523	554
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	(4)	(4)	(8)
Subtotal(2)	13,599	10,616	42,863	33,215	754,527	695,764
Closed Block Business(3)	0	1,764	0	5,165	0	70,891
Total per Unaudited Interim Consolidated Financial Statements	$13,599	$12,380	$42,863	$38,380	$754,527	$766,655
 __________

(1)
As a result of the Class B Repurchase, for the three and nine months ended September 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the three and nine months ended September 30, 2014 represent the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(3)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and nine months ended September 30, 2014.

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Asset Management segment intersegment revenues	$159	$163	$506	$473

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at September 30, 2015:

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

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, their issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$17,781	$0	$	$17,781
Obligations of U.S. states and their political subdivisions	0	8,433	6		8,439
Foreign government bonds	0	81,685	121		81,806
Corporate securities	0	154,638	1,078		155,716
Asset-backed securities	0	6,365	4,042		10,407
Commercial mortgage-backed securities	0	11,275	52		11,327
Residential mortgage-backed securities	0	5,101	201		5,302
Subtotal	0	285,278	5,500		290,778
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	227	0		227
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	682	30		712
Corporate securities	0	22,449	130		22,579
Asset-backed securities	0	966	503		1,469
Commercial mortgage-backed securities	0	1,818	28		1,846
Residential mortgage-backed securities	0	1,585	5		1,590
Equity securities	1,457	215	610		2,282
All other(3)	974	16,774	5	(14,164)	3,589
Subtotal	2,431	44,905	1,311	(14,164)	34,483
Equity securities, available-for-sale	5,891	2,954	264		9,109
Commercial mortgage and other loans	0	151	0		151
Other long-term investments	10	235	1,334	(10)	1,569
Short-term investments	6,572	691	0		7,263
Cash equivalents	3,771	10,859	0		14,630
Other assets	10	183	16		209
Subtotal excluding separate account assets	18,685	345,256	8,425	(14,174)	358,192
Separate account assets(4)	41,140	212,762	26,714		280,616
Total assets	$59,825	$558,018	$35,139	$(14,174)	$638,808
Future policy benefits(5)	$0	$0	$9,173	$	$9,173
Other liabilities	12	5,901	2	(5,806)	109
Notes issued by consolidated VIEs	0	0	8,354		8,354
Total liabilities	$12	$5,901	$17,529	$(5,806)	$17,636

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,123	$0	$	$20,123
Obligations of U.S. states and their political subdivisions	0	6,525	6		6,531
Foreign government bonds	0	80,939	2		80,941
Corporate securities	0	159,073	1,303		160,376
Asset-backed securities	0	7,126	4,059		11,185
Commercial mortgage-backed securities	0	13,834	43		13,877
Residential mortgage-backed securities	0	5,804	253		6,057
Subtotal	0	293,424	5,666		299,090
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	399	0		399
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	696	21		717
Corporate securities	0	20,146	124		20,270
Asset-backed securities	0	850	393		1,243
Commercial mortgage-backed securities	0	2,556	5		2,561
Residential mortgage-backed securities	0	1,767	7		1,774
Equity securities	1,396	232	663		2,291
All other(3)	194	13,803	7	(12,321)	1,683
Subtotal	1,590	40,648	1,220	(12,321)	31,137
Equity securities, available-for-sale	6,688	2,898	275		9,861
Commercial mortgage and other loans	0	380	0		380
Other long-term investments	12	224	1,547	(11)	1,772
Short-term investments	5,263	2,472	0		7,735
Cash equivalents	2,657	9,188	0		11,845
Other assets	4	109	2		115
Subtotal excluding separate account assets	16,214	349,343	8,710	(12,332)	361,935
Separate account assets(4)	48,063	223,710	24,662		296,435
Total assets	$64,277	$573,053	$33,372	$(12,332)	$658,370
Future policy benefits(5)	$0	$0	$8,182	$	$8,182
Other liabilities	1	6,883	5	(6,661)	228
Notes issued by consolidated VIEs	0	0	6,033		6,033
Total liabilities	$1	$6,883	$14,220	$(6,661)	$14,443
__________

(1)
“Netting” amounts represent cash collateral of $8,368 million and $5,671 million as of September 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of September 30, 2015, the net embedded derivative liability position of $9.2 billion includes $0.6 billion of embedded derivatives in an asset position and $9.8 billion of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $8.2 billion includes $0.6 billion of embedded derivatives in an asset position and $8.8 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2—Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended September 30, 2015, $73 million were transferred from Level 1 to Level 2 and $72 million were transferred from Level 2 to Level 1. During the nine months ended September 30, 2015, $147 million were transferred from Level 1 to Level 2 and $126 million were transferred from Level 2 to Level 1. During the three months ended September 30, 2014, $26 million were transferred from Level 1 to Level 2 and $22 million were transferred from Level 2 to Level 1. During the nine months

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ended September 30, 2014, $0.2 billion were transferred from Level 1 to Level 2 and $0.1 billion were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	151	151
Corporate securities	761	447	1,208
Asset-backed securities	135	4,410	4,545
Commercial mortgage-backed securities	6	74	80
Residential mortgage-backed securities	46	160	206
Equity securities	128	746	874
Other long-term investments	10	1,324	1,334
Other assets	21	0	21
Subtotal excluding separate account assets(3)	1,113	7,312	8,425
Separate account assets	25,302	1,412	26,714
Total assets	$26,415	$8,724	$35,139
Future policy benefits	$9,173	$0	$9,173
Other liabilities	0	2	2
Notes issued by consolidated VIEs	0	8,354	8,354
Total liabilities	$9,173	$8,356	$17,529

	As of December 31, 2014
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	23	23
Corporate securities	752	675	1,427
Asset-backed securities	150	4,302	4,452
Commercial mortgage-backed securities	10	38	48
Residential mortgage-backed securities	57	203	260
Equity securities	140	798	938
Other long-term investments	1	1,546	1,547
Other assets	9	0	9
Subtotal excluding separate account assets(3)	1,125	7,585	8,710
Separate account assets	23,632	1,030	24,662
Total assets	$24,757	$8,615	$33,372
Future policy benefits	$8,182	$0	$8,182
Other liabilities	2	3	5
Notes issued by consolidated VIEs	0	6,033	6,033
Total liabilities	$8,184	$6,036	$14,220
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

	As of September 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$761	Discounted cash flow	Discount rate	0.97%	-	15%	7.18%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	-	5.0X	4.5X	Increase
		Liquidation	Liquidation value	19.06%	-	91.84%	27.84%	Increase
Liabilities:
Future policy benefits(3)	$9,173	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.03%	-	1.85%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	20%	-	29%		Increase

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities	$752	Discounted cash flow	Discount rate	0.84%	-	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.1X	-	7.0X	6.1X	Increase
		Liquidation	Liquidation value	22.12%	-	100%	82.92%	Increase
Liabilities:
Future policy benefits(3)	$8,182	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0%	-	1.30%		Decrease
			Utilization rate(6)	63%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

Real Estate and Other Invested Assets—Separate account assets include $24,336 million and $22,641 million of investments in real estate as of September 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.25% to 10.00% (5.82% weighted average) as of September 30, 2015, and 4.50% to 9.75% (6.05% weighted average) as of December 31, 2014, and discount rates, which ranged from 5.75% to 13.00% (7.05% weighted average) as of September 30, 2015, and 6.00% to 15.00% (7.36% weighted average) as of December 31, 2014. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 0.75% to 5.65% (3.79% weighted average) as of September 30, 2015, and 0.77% to 6.76% (4.02% weighted average) as of December 31, 2014, and market spread over base rate, which ranged from 1.45% to 3.39% (2.40% weighted average) as of September 30, 2015, and 1.50% to 4.76% (2.67% weighted average) as of December 31, 2014.

Commercial Mortgage Loans—Separate account assets include $931 million and $943 million of commercial mortgage loans as of September 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.56% to 11.00% (1.86% weighted average) as of September 30, 2015, and 1.17% to 8.39% (1.44% weighted average) as of December 31, 2014. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

Valuation Process for Fair Value Measurements Categorized within Level 3—The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various business groups.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$20	$151	$1,103	$3,817	$41	$215
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(76)	18	1	0
Included in other comprehensive income (loss)	0	1	16	(52)	(1)	(1)
Net investment income	0	0	1	5	0	(1)
Purchases	0	(1)	257	110	11	0
Sales	0	0	(158)	(94)	0	(2)
Issuances	0	0	0	(4)	0	0
Settlements	0	0	(99)	(180)	0	(14)
Foreign currency translation	0	(4)	4	6	0	4
Transfers into Level 3(2)	0	(5)	52	1,059	0	0
Transfers out of Level 3(2)	(14)	(21)	(22)	(643)	0	0
Fair Value, end of period	$6	$121	$1,078	$4,042	$52	$201
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(64)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$25	$148	$607	$2	$5	$604	$12
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(23)	(5)	0	0	1	(6)
Net Investment Income	0	(1)	0	0	0	0	0
Purchases	5	16	64	26	1	20	1
Sales	0	(2)	0	(1)	0	(4)	(2)
Issuances	0	0	0	0	0	0	0
Settlements	0	(11)	(10)	0	(1)	(20)	0
Foreign currency translation	0	0	0	0	0	9	0
Transfers into Level 3(2)	0	3	37	1	0	0	0
Transfers out of Level 3(2)	0	0	(190)	0	0	0	0
Fair Value, end of period	$30	$130	$503	$28	$5	$610	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(22)	$(4)	$0	$0	$(7)	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$259	$0	$1,714	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	0	(2)	12
Other income	0	0	(90)	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	1	0
Purchases	14	0	205	2
Sales	(14)	0	0	0
Issuances	0	0	0	0
Settlements	(3)	0	(84)	0
Foreign currency translation	4	0	0	0
Other(1)	0	0	(410)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$264	$0	$1,334	$16
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$(2)	$12
Other income	$0	$0	$(40)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$25,855	$(5,478)	$(2)	$(7,434)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(3,454)	0	92
Other Income	0	0	0	(4)
Interest credited to policyholders’ account balances	1,054	0	0	0
Net investment income	6	0	0	0
Purchases	742	0	0	0
Sales	(365)	0	0	0
Issuances	0	(241)	0	(1,008)
Settlements	(524)	0	0	0
Foreign currency translation	(3)	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(52)	0	0	0
Fair Value, end of period	$26,714	$(9,173)	$(2)	$(8,354)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(3,497)	$0	$92
Other income	$0	$0	$0	$(3)
Interest credited to policyholders’ account balances	$827	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$6	$2	$1,303	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(90)	24	1	0
Included in other comprehensive income (loss)	0	(2)	18	(35)	(1)	(2)
Net investment income	0	0	(14)	18	0	(1)
Purchases	15	19	684	1,050	45	0
Sales	(1)	0	(505)	(484)	0	(5)
Issuances	0	0	0	(4)	0	0
Settlements	0	0	(155)	(258)	(4)	(39)
Foreign currency translation	0	(6)	(7)	(8)	0	(5)
Other(1)	0	0	(3)	3	0	0
Transfers into Level 3(2)	0	129	68	1,862	2	0
Transfers out of Level 3(2)	(14)	(21)	(221)	(2,185)	(34)	0
Fair Value, end of period	$6	$121	$1,078	$4,042	$52	$201
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(81)	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(2)	0
Other income	0	(30)	(2)	0	0	(8)	(1)
Net investment income	0	0	1	0	0	0	0
Purchases	10	87	311	26	1	28	1
Sales	0	(6)	(2)	(3)	0	(20)	(2)
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(14)	(11)	(1)	(2)	(36)	0
Foreign currency translation	0	0	0	0	0	(8)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	10	110	1	0	0	0
Transfers out of Level 3(2)	0	(41)	(297)	0	(1)	0	0
Fair Value, end of period	$30	$130	$503	$28	$5	$610	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(2)	$0
Other income	$0	$(28)	$(1)	$0	$0	$7	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$0	$1,547	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	14	0	(4)	12
Other income	0	0	9	0
Included in other comprehensive income (loss)	(1)	0	0	0
Net investment income	0	0	0	0
Purchases	26	0	406	2
Sales	(45)	0	(2)	0
Issuances	0	0	0	0
Settlements	(3)	0	(134)	0
Foreign currency translation	(4)	0	(52)	0
Other(1)	0	0	(435)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	0	0	(1)	0
Fair Value, end of period	$264	$0	$1,334	$16
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(3)	$0	$(4)	$12
Other income	$0	$0	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$24,662	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	12	(270)	1	39
Other Income	0	0	0	88
Interest credited to policyholders’ account balances	2,480	0	0	0
Net investment income	18	0	0	0
Purchases	2,707	0	0	0
Sales	(782)	0	0	0
Issuances	0	(721)	0	(2,448)
Settlements	(1,550)	0	2	0
Foreign currency translation	(5)	0	0	0
Other(1)	(472)	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(357)	0	0	0
Fair Value, end of period	$26,714	$(9,173)	$(2)	$(8,354)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(454)	$1	$39
Other income	$0	$0	$0	$88
Interest credited to policyholders’ account balances	$1,659	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$2	$1,295	$3,824	$49	$316
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(3)	3	3	0
Included in other comprehensive income (loss)	0	0	(23)	(6)	(3)	1
Net investment income	0	0	(1)	5	0	0
Purchases	2	0	315	1,193	373	1
Sales	0	0	(283)	(121)	(4)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(82)	(244)	(1)	(11)
Foreign currency translation	0	0	(15)	(7)	0	(8)
Transfers into Level 3(2)	5	0	218	163	0	0
Transfers out of Level 3(2)	0	0	(20)	(260)	0	0
Fair Value, end of period	$7	$2	$1,401	$4,550	$417	$299
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1)	$0	$0	$0

	Three Months Ended September 30, 2014
	Trading Account Assets(5)
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$12	$129	$446	$2	$9	$763	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(8)	0
Other income	0	(14)	(2)	0	0	1	1
Purchases	0	100	12	36	0	9	0
Sales	0	(90)	0	0	0	(25)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(5)	(4)	0	0	0	0
Foreign currency translation	0	0	3	(3)	0	(19)	0
Transfers into Level 3(2)	0	9	3	2	0	0	0
Transfers out of Level 3(2)	0	0	(26)	3	0	0	0
Fair Value, end of period	$12	$129	$432	$40	$9	$721	$7
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(6)	$0
Other income	$0	$(9)	$(2)	$0	$0	$1	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$299	$0	$1,442	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	(9)	0
Other income	0	0	15	0
Included in other comprehensive income (loss)	2	0	0	0
Net investment income	0	0	1	0
Purchases	8	0	97	0
Sales	(10)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	0	(23)	(2)
Foreign currency translation	(4)	0	3	0
Other(1)	0	0	(7)	0
Transfers into Level 3(2)	2	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0
Fair Value, end of period	$298	$0	$1,517	$2
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2)	$0
Other income	$0	$0	$6	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$23,779	$(3,400)	$(5)	$(4,539)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,690)	0	92
Interest credited to policyholders’ account balances	655	0	0	0
Net investment income	6	0	0	0
Purchases	228	0	0	0
Sales	(218)	0	0	220
Issuances	0	(230)	0	(1,140)
Settlements	(608)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	(57)	0	(1)	0
Transfers into Level 3(2)	47	0	0	0
Transfers out of Level 3(2)	(20)	0	0	0
Fair Value, end of period	$23,811	$(5,320)	$(6)	$(5,367)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,713)	$0	$93
Interest credited to policyholders’ account balances	$414	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$0	$1	$1,329	$3,112	$165	$338
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	7	13	4	0
Included in other comprehensive income (loss)	0	0	44	0	(1)	1
Net investment income	0	0	3	15	0	(1)
Purchases	2	1	624	2,285	869	1
Sales	0	0	(566)	(170)	(10)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(231)	(953)	(5)	(35)
Foreign currency translation	0	0	(9)	(7)	0	(5)
Other(1)	0	0	4	(2)	0	0
Transfers into Level 3(2)	5	0	276	1,142	0	0
Transfers out of Level 3(2)	0	0	(80)	(885)	(605)	0
Fair Value, end of period	$7	$2	$1,401	$4,550	$417	$299
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(17)	$1	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Trading Account Assets(5)
	Foreign Government	Corporate	Asset- Backed	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$0	$115	$395	$1	$9	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(6)	0
Other income	0	(8)	1	0	1	12	1
Net investment income	0	0	1	0	0	0	0
Purchases	12	163	102	87	0	23	0
Sales	0	(141)	(9)	0	0	(59)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(9)	(27)	0	(1)	(79)	0
Foreign currency translation	0	0	(656)	609	47	(11)	0
Transfers into Level 3(2)	0	9	44	4	0	0	0
Transfers out of Level 3(2)	0	0	581	(661)	(47)	(1)	0
Fair Value, end of period	$12	$129	$432	$40	$9	$721	$7
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(6)	$0
Other income	$0	$(4)	$2	$0	$0	$15	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	(6)	0
Other income	0	0	74	0
Included in other comprehensive income (loss)	3	0	0	0
Net investment income	0	0	(1)	0
Purchases	26	0	191	0
Sales	(34)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	0	(88)	(2)
Foreign currency translation	(3)	0	7	0
Other(1)	1	0	(59)	0
Transfers into Level 3(2)	3	0	5	0
Transfers out of Level 3(2)	(8)	0	0	0
Fair Value, end of period	$298	$0	$1,517	$2
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$(7)	$0
Other income	$0	$0	$74	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	(4,204)	2	91
Interest credited to policyholders’ account balances	2,008	0	0	0
Net investment income	18	0	0	0
Purchases	1,060	0	0	0
Sales	(546)	0	0	220
Issuances	0	(675)	0	(2,424)
Settlements	(1,272)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	0	0	(3)	0
Transfers into Level 3(2)	50	0	0	0
Transfers out of Level 3(2)	(115)	0	0	0
Fair Value, end of period	$23,811	$(5,320)	$(6)	$(5,367)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(4,220)	$2	$91
Interest credited to policyholders’ account balances	$1,269	$0	$0	$0
__________

(1)
Other for the three months ended September 30, 2015 primarily represents distributions to and deconsolidations of noncontrolling interests. Other for the nine months ended September 30, 2015 primarily represents distributions to and deconsolidations of noncontrolling interests and eliminations of intercompany separate account investments. Other for the three and nine months ended September 30, 2014 primarily represents reclassifications of certain assets between reporting categories.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Trading account assets-All Other Activity,” “Other long-term investments” or “Other liabilities” in the tables presented above, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$1	$12,097	$7	$	$12,105
Currency	0	359	0		359
Credit	0	5	0		5
Currency/Interest Rate	0	2,972	0		2,972
Equity	5	1,468	8		1,481
Commodity	0	0	0		0
Netting(1)				(14,174)	(14,174)
Total derivative assets	$6	$16,901	$15	$(14,174)	$2,748
Derivative liabilities:
Interest Rate	$0	$5,371	$2	$	$5,373
Currency	0	129	0		129
Credit	0	38	0		38
Currency/Interest Rate	0	201	0		201
Equity	15	146	0		161
Commodity	0	0	0		0
Netting(1)				(5,806)	(5,806)
Total derivative liabilities	$15	$5,885	$2	$(5,806)	$96

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$5	$10,584	$6	$	$10,595
Currency	0	865	0		865
Credit	0	7	0		7
Currency/Interest Rate	0	1,885	0		1,885
Equity	5	562	5		572
Commodity	1	0	0		1
Netting(1)				(12,332)	(12,332)
Total derivative assets	$11	$13,903	$11	$(12,332)	$1,593
Derivative liabilities:
Interest Rate	$3	$4,948	$3	$	$4,954
Currency	0	1,025	0		1,025
Credit	0	30	0		30
Currency/Interest Rate	0	307	0		307
Equity	0	503	0		503
Commodity	0	0	0		0
Netting(1)				(6,661)	(6,661)
Total derivative liabilities	$3	$6,813	$3	$(6,661)	$158
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2015, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2015, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$7	$6	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	(1)	(5)	2
Other income	0	0	0	0
Purchases	2	0	8	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(1)	0
Fair Value, end of period	$8	$5	$8	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(1)	$(1)	$(5)	$2
Other income	$0	$0	$0	$0

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$6	$6	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(3)	2	0
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	5	0
Transfers out of Level 3(1)	0	0	0	0
Fair Value, end of period	$7	$3	$7	$3
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$(3)	$2	$0
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014(4)	2015	2014(4)
	(in millions)
Commercial mortgage loans(1):
Carrying value	$0	$33	$0	$33
Gains (Losses)	$0	$0	$0	$(4)

Mortgage servicing rights(2):
Carrying value	$96	$91	$96	$91
Gains (Losses)	$(1)	$(1)	$(2)	$8

Cost method investments(3):
Carrying value	$258	$13	$258	$13
Gains (Losses)	$(50)	$(2)	$(86)	$(2)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

(4)	The amounts as of September 30, 2014 have been revised to correct the previously reported amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$(42)	$1	$1	$43
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(88)	$(92)	$(127)	$(91)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $2 million and $5 million of interest income for the three months ended September 30, 2015 and 2014, respectively, and $7 million and $8 million for the nine months ended September 30, 2015 and 2014, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $151 million and $148 million, respectively, as of September 30, 2015, and $380 million and $372 million, respectively, as of December 31, 2014. As of September 30, 2015, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,298 million as of September 30, 2015 and $1,082 million as of December 31, 2014.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $8,354 million and $8,676 million, respectively, as of September 30, 2015, and $6,033 million and $6,216 million, respectively as of December 31, 2014. Interest expense recorded for these liabilities was $90 million and $46 million for the three months ended September 30, 2015 and 2014, respectively, and $244 million and $136 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	September 30, 2015
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,567	$1,102	$2,669	$2,380
Commercial mortgage and other loans	0	550	51,007	51,557	49,897
Policy loans	0	0	11,624	11,624	11,624
Other long-term investments	0	0	1,842	1,842	1,607
Short-term investments	0	674	0	674	674
Cash and cash equivalents	3,869	1,708	0	5,577	5,577
Accrued investment income	0	3,156	0	3,156	3,156
Other assets	66	2,660	659	3,385	3,385
Total assets	$3,935	$10,315	$66,234	$80,484	$78,300
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,750	$54,981	$94,731	$93,967
Securities sold under agreements to repurchase	0	8,107	0	8,107	8,107
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	1,846	0	1,846	1,833
Long-term debt	1,298	16,742	4,060	22,100	20,329
Notes issued by consolidated VIEs	0	0	14	14	16
Other liabilities	0	6,022	702	6,724	6,724
Separate account liabilities—investment contracts	0	69,320	31,236	100,556	100,556
Total liabilities	$1,298	$146,028	$90,993	$238,319	$235,773

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,703	$1,199	$2,902	$2,575
Commercial mortgage and other loans	0	559	48,158	48,717	46,052
Policy loans	0	0	11,712	11,712	11,712
Other long-term investments	0	0	1,917	1,917	1,712
Short-term investments	0	523	0	523	523
Cash and cash equivalents	2,230	843	0	3,073	3,073
Accrued investment income	0	3,130	0	3,130	3,130
Other assets	143	2,106	109	2,358	2,358
Total assets	$2,373	$8,864	$63,095	$74,332	$71,135
Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,264	$56,111	$96,375	$95,069
Securities sold under agreements to repurchase	0	9,407	0	9,407	9,407
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	3,784	104	3,888	3,839
Long-term debt	1,285	16,718	4,083	22,086	19,831
Notes issued by consolidated VIEs	0	0	18	18	25
Other liabilities	0	6,254	120	6,374	6,374
Separate account liabilities—investment contracts	0	82,801	24,175	106,976	106,976
Total liabilities	$1,285	$163,469	$84,611	$249,365	$245,762
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

Other Long-Term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2015 and December 31, 2014.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $2,748 million and $1,593 million as of September 30, 2015 and December 31, 2014, respectively, and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

total derivative liabilities of $96 million and $158 million as of September 30, 2015 and December 31, 2014, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

Primary Underlying/Instrument Type	September 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,459	$21	$(175)	$1,714	$21	$(191)
Foreign Currency
Foreign Currency Forwards	426	10	(4)	443	5	(14)
Currency/Interest Rate
Foreign Currency Swaps	12,641	1,529	(17)	10,772	679	(161)
Total Qualifying Hedges	$14,526	$1,560	$(196)	$12,929	$705	$(366)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$171,287	$11,442	$(4,997)	$182,937	$9,904	$(4,578)
Interest Rate Futures	27,559	1	0	32,008	5	(3)
Interest Rate Options	39,186	635	(201)	27,561	663	(180)
Interest Rate Forwards	324	7	0	877	2	(1)
Foreign Currency
Foreign Currency Forwards	17,240	348	(125)	21,197	854	(1,011)
Foreign Currency Options	93	0	0	203	6	0
Currency/Interest Rate
Foreign Currency Swaps	11,240	1,444	(185)	11,083	1,207	(145)
Credit
Credit Default Swaps	1,578	5	(38)	2,622	7	(30)
Equity
Equity Futures	1,337	1	(14)	331	3	0
Equity Options	79,158	398	(127)	57,590	504	(41)
Total Return Swaps	18,752	1,081	(19)	15,217	65	(462)
Commodity
Commodity Futures	54	0	0	18	1	0
Synthetic GICs	73,406	7	0	74,707	6	0
Total Non-Qualifying Derivatives(2)	$441,214	$15,369	$(5,706)	$426,351	$13,227	$(6,451)
Total Derivatives(3)	$455,740	$16,929	$(5,902)	$439,280	$13,932	$(6,817)
__________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

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

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $9,135 million and $8,162 million as of September 30, 2015 and December 31, 2014, respectively, primarily included in “Future policy benefits.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	September 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$16,769	$(14,174)	$2,595	$(1,989)	$606
Securities purchased under agreement to resell	1,748	0	1,748	(1,748)	0
Total assets	$18,517	$(14,174)	$4,343	$(3,737)	$606
Offsetting of Financial Liabilities:
Derivatives(1)	$5,893	$(5,806)	$87	$(11)	$76
Securities sold under agreement to repurchase	8,107	0	8,107	(8,107)	0
Total liabilities	$14,000	$(5,806)	$8,194	$(8,118)	$76

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$13,786	$(12,332)	$1,454	$(623)	$831
Securities purchased under agreement to resell	702	0	702	(702)	0
Total assets	$14,488	$(12,332)	$2,156	$(1,325)	$831
Offsetting of Financial Liabilities:
Derivatives(1)	$6,810	$(6,661)	$149	$(149)	$0
Securities sold under agreement to repurchase	9,407	0	9,407	(9,407)	0
Total liabilities	$16,217	$(6,661)	$9,556	$(9,556)	$0
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(7)	$(11)	$0	$0	$0	$0
Currency	3	0	0	0	0	0
Total fair value hedges	(4)	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	(6)
Currency/Interest Rate	0	22	59	0	0	321
Total cash flow hedges	0	22	59	(2)	0	315
Net investment hedges
Currency	0	0	0	0	0	5
Currency/Interest Rate	0	0	0	0	0	(10)
Total net investment hedges	0	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,261	0	0	0	0	0
Currency	193	0	(2)	0	0	0
Currency/Interest Rate	58	0	1	0	0	0
Credit	(5)	0	0	0	0	0
Equity	1,364	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(3,421)	0	0	0	0	0
Total non-qualifying hedges	1,450	0	(1)	0	0	0
Total	$1,446	$11	$58	$(2)	$0	$310

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$14	$(33)	$0	$0	$0	$0
Currency	12	(1)	0	0	0	0
Total fair value hedges	26	(34)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(5)	0	(5)
Currency/Interest Rate	0	49	84	0	0	816
Total cash flow hedges	0	49	84	(5)	0	811
Net investment hedges
Currency	(3)	0	0	0	0	12
Currency/Interest Rate	0	0	0	0	0	15
Total net investment hedges	(3)	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,795	0	0	0	0	0
Currency	(34)	0	(1)	0	0	0
Currency/Interest Rate	464	0	5	0	0	0
Credit	(6)	0	0	0	0	0
Equity	706	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(243)	0	0	0	0	0
Total non-qualifying hedges	2,681	0	4	0	0	0
Total	$2,704	$15	$88	$(5)	$0	$838

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$14	$(14)	$0	$0	$0	$0
Currency	(1)	0	0	0	0	0
Total fair value hedges	13	(14)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(6)	0	5
Currency/Interest Rate	0	1	68	0	0	383
Total cash flow hedges	0	1	68	(6)	0	388
Net investment hedges
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	76
Total net investment hedges	0	0	0	0	0	85
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	798	0	0	0	0	0
Currency	99	0	0	0	0	0
Currency/Interest Rate	377	0	3	0	0	0
Credit	(9)	0	0	0	0	0
Equity	77	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,695)	0	0	0	0	0
Total non-qualifying hedges	(353)	0	3	0	0	0
Total	$(340)	$(13)	$71	$(6)	$0	$473

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$6	$(45)	$0	$0	$2	$0
Currency	5	0	0	0	0	0
Total fair value hedges	11	(45)	0	0	2	0
Cash flow hedges
Interest Rate	0	0	0	(17)	0	10
Currency/Interest Rate	0	4	46	0	0	291
Total cash flow hedges	0	4	46	(17)	0	301
Net investment hedges
Currency	0	0	0	0	0	8
Currency/Interest Rate	0	0	0	0	0	47
Total net investment hedges	0	0	0	0	0	55
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,177	0	0	0	0	0
Currency	51	0	0	0	0	0
Currency/Interest Rate	380	0	2	0	0	0
Credit	(10)	0	0	0	0	0
Equity	(903)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(4,137)	0	0	0	0	0
Total non-qualifying hedges	(442)	0	2	0	0	0
Total	$(431)	$(41)	$48	$(17)	$2	$356
__________

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2014	$206
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2015	953
Amount reclassified into current period earnings	(142)
Balance, September 30, 2015	$1,017

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using September 30, 2015 values, it is anticipated that a pre-tax gain of approximately $95 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the subsequent twelve months ending September 30, 2016, offset by amounts pertaining to the hedged items. As of September 30, 2015, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 30 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $528 million and $501 million as of September 30, 2015 and December 31, 2014, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $205 million and $5 million as of September 30, 2015 and December 31, 2014, respectively. These credit derivatives are reported at fair value as a liability of $8 million and an asset of less than $1 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, these credit derivatives’ notionals had the following NAIC ratings: $136 million in NAIC 1 and $69 million in NAIC 2. The Company has also written credit protection on certain index references with notional amounts of $282 million and $1,544 million, reported at fair value as a liability of $3 million and $2 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, these credit derivatives’ notionals had the following NAIC ratings: $251 million in NAIC 5 and $31 million in NAIC 6. As of December 31, 2014, the credit derivatives where the Company had written credit protection on an index reference had an NAIC designation of 3. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 32 years, while the credit protection on the index references have maturities of less than 9 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of September 30, 2015 and December 31, 2014, was a liability of $14 million and $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2015 and December 31, 2014, the Company had $591 million and $573 million, respectively, of outstanding notional amounts, reported at fair value as a liability of $8 million and $17 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of September 30, 2015, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2015.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2015	December 31, 2014
	(in millions)
Total outstanding mortgage loan commitments	$2,321	$2,442
Portion of commitment where prearrangement to sell to investor exists	$585	$958

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2015	December 31, 2014
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,491	$4,883
Expected to be funded from separate accounts	$177	$28
__________

(1)
Includes a remaining commitment of $152 million and $194 million at September 30, 2015 and December 31, 2014, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	September 30, 2015	December 31, 2014
	(in millions)
Indemnification provided to mutual fund and separate account clients for securities lending	$14,514	$14,334
Fair value of related collateral associated with above indemnifications	$14,741	$14,740
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	September 30, 2015	December 31, 2014
	(in millions)
Guaranteed value of third parties’ assets	$73,406	$74,707
Fair value of collateral supporting these assets	$74,868	$76,711
Asset associated with guarantee, carried at fair value	$7	$6

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Guarantees of Credit Enhancements

	September 30, 2015	December 31, 2014
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$66	$5
Fair value of collateral that secure the guarantee	$68	$8
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	September 30, 2015	December 31, 2014
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,295	$1,248
First-loss exposure portion of above	$399	$388
Accrued liability associated with guarantees	$14	$16

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $10,391 million of mortgages subject to these loss-sharing arrangements as of September 30, 2015, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2015, these mortgages had a weighted-average debt service coverage ratio of 2.09 times and a weighted-average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0.5 million and $1.0 million, for the nine months ended September 30, 2015 and 2014, respectively.

Other Guarantees

	September 30, 2015	December 31, 2014
	(in millions)
Other guarantees where amount can be determined	$320	$331
Accrued liability for other guarantees and indemnifications	$4	$5

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $313 million and $323 million as of September 30, 2015 and December 31, 2014, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “—Litigation and Regulatory Matters” below.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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
Individual Annuities, Individual Life and Group Insurance

Escheatment Litigation
State of West Virginia cx. Rd. John D. Perdue v. Prudential Insurance Company of America; and State of West Virginia cx. Rd. John D. Perdue v. Pruco Life Insurance Company
In June 2015, the West Virginia Supreme Court issued a decision in each of the above captioned cases: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court for each case. In September 2015, the West Virginia Supreme Court of Appeals denied defendants’ rehearing petition.
Huffman v. The Prudential Insurance Company of America
In July 2015, the Court granted plaintiffs’ motion to file an amended complaint.
Other Matters
North Valley GI Medical Group v. Prudential Investments LLC
In October 2015, an action was filed in the U.S. District Court for the District of Maryland bearing the caption North Valley GI Medical Group, et al. v. Prudential Investments LLC. This complaint is brought by shareholders in six different mutual funds, and alleges that Prudential Investments breached its fiduciary duty by receiving excessive investment advisory fees from each of the funds. The complaint seeks injunctive relief, compensatory damages, rescission of Prudential Investments’ management agreements with the funds, and attorneys’ fees and costs.
Lederman v. PFI
In March 2015, the court granted the Company summary judgment and dismissed with prejudice the complaint of the remaining plaintiff with claims against the Company. In October 2015, the Company settled with one of the two plaintiffs remaining with claims against the Company.
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
Financial Disclosures Concerning Death Benefits and Unclaimed Property

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et. al.—In August 2015, Plaintiffs’ class certification motion was granted. In September 2015, defendants filed a petition with the United States Court of Appeals for the Third Circuit seeking permission to file an appeal from the order certifying a class.
Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al.—In October 2015, the Court granted defendants’ summary judgment motion and dismissed the complaint with prejudice.
Residential Mortgage-Backed Securities (“RMBS”) Litigation
PICA et al. v. Bank of America National Association & Merrill Lynch & Co., Inc., et al.—In April 2015, this lawsuit was settled.
PICA et al. v. Countrywide Financial Corp., et al.—In April 2015, this lawsuit was settled.
PICA et al. v. Nomura Securities International, Inc., et al.—In August 2015, this lawsuit was settled.
PICA et al. v. RBS Financial Products, Inc., et al.—In June 2015, this lawsuit was settled.
RMBS Trustee
PICA et al. v. Bank of New York Mellon—In March 2015, defendants filed a motion to dismiss the amended complaint.
PICA et al. v. Citibank N.A.—In February 2015, defendants filed a motion to dismiss the amended complaint. In September 2015, the Court issued a decision involving Citibank's motion to dismiss: (1) with respect to the Pooling and Servicing Agreement (“PSA”) trusts, granting the motion and declining to exercise supplemental jurisdiction; (2) with respect to the Indenture trusts, denying the motion regarding claims for breach of contract, violations of the Trust Indenture Act of 1939, negligence and breach of fiduciary duty concerning the duty to avoid conflicts of interest; and (3) with respect to the Indenture trusts, granting the motion to dismiss claims for negligence and breach of fiduciary duty concerning the duty of care.
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
PICA et al. v. U.S. Bank National Association—In February 2015, defendants filed a motion to dismiss the amended complaint. In May 2015, the Court granted defendants’ motion to dismiss: (1) declining to exercise supplemental jurisdiction regarding claims involving the PSA trusts; and (2) granting leave for plaintiffs to file an amended complaint asserting direct claims involving the Indenture trusts. In June 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. U.S. Bank Nat’l Ass’n, asserting claims relating to the PSA trusts. In July 2015, plaintiffs filed with the Court an amended complaint asserting direct claims relating to the Indenture trusts. In August 2015, defendant filed a motion to dismiss the amended class action complaint in the federal court action. In September 2015, defendant filed a motion to dismiss the class action complaint in the state court action.
PICA et al. v. Wells Fargo Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al.
Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (1) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York Complaint reasserts the causes of action brought in the original LIBOR action; and (2) in the Western District of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial”) as of September 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On January 2, 2015, Prudential Financial repurchased and canceled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, earnings per share of Common Stock for the three and nine months ended September 30, 2015 reflect the consolidated earnings of Prudential Financial. In addition, we no longer organize our principal operations into the Financial Services Businesses and the Closed Block Business. Our principal operations are comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment, which includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. The Closed Block segment is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, businesses that are not sufficiently material to warrant separate disclosure and other businesses that have been or will be divested. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.171 trillion of assets under management as of September 30, 2015, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

On June 9, 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2015 through June 30, 2016. We purchased 3.0 million shares of our Common Stock in the third quarter of 2015 under this authorization at a total cost of $250 million. The timing and amount of any share repurchases will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market, through derivative, accelerated repurchase and negotiated transactions and through prearranged trading plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We purchased 11.7 million shares of our Common Stock at a total cost of $1.0 billion, under the prior twelve-month $1.0 billion share repurchase authorization that expired on June 30, 2015, including 6.0 million shares purchased in the first six months of 2015 at a total cost of $500 million.

On each of February 10, 2015, May 12, 2015 and August 11, 2015, Prudential Financial’s Board of Directors declared a cash dividend of $0.58 per share of Common Stock.

Regulatory Developments

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974 (“ERISA”). The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”). We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Annuities, Retirement, Asset Management, Individual Life and Group Insurance businesses, and increase compliance costs.
The Company is required as a non-bank financial company (a “Designated Financial Company”), designated for supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to submit to the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. We submitted our initial resolution plan in June 2014, and were advised by the FRB and FDIC in September 2014 that the plan was “not incomplete,” the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to the Company, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on our respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.

The Financial Stability Board (“FSB”), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer (“G-SII”) that is to be subject to enhanced regulation. The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was released in October 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was released in October 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS Field Testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates their process to develop global group wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.
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

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2016. The general account for these operations has approximately $169 billion of such assets (based on net carrying value) as of September 30, 2015. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of September 30, 2015, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $169 billion of fixed maturity securities and commercial mortgage loans are approximately $80 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. As of September 30, 2015, approximately 75% of these assets contain provisions for prepayment premiums.

The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins. As of September 30, 2015, these operations have approximately $170 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $52 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2015, and the respective guaranteed minimums.

	Account Values with Crediting Rates:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	1.1	0.0	0.0	0.0	0.0	1.1
1.00% - 1.99%	1.9	9.1	5.5	0.8	0.0	17.3
2.00% - 2.99%	2.3	0.2	0.5	2.0	0.3	5.3
3.00% - 4.00%	24.5	2.0	0.3	0.2	0.0	27.0
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total	30.7	11.3	6.3	3.0	0.3	51.6
Percentage of total	59%	22%	12%	6%	1%	100%

Also included in the table above is approximately $1.5 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

These operations also have approximately $15 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $103 billion of the $170 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.10% for the period from October 1, 2015 through December 31, 2016, and credit spreads remain unchanged from levels as of September 30, 2015, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $1 million in 2015 and $34 million in 2016. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $52 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or iv) any impact from other factors described below.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability.

Closed Block Division
Substantially all of the $61 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Japanese Insurance Operations

Our Japanese insurance operations have experienced a low interest rate environment for many years. As of September 30, 2015, these operations have $121 billion of insurance liabilities and policyholder account balances, which are predominantly comprised of long duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Also included in the $121 billion is approximately $21 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $8 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums; however, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts above guaranteed minimum crediting rates, the majority of this business has credited interest rates which are determined by formula. Our Japanese insurance operations employ a proactive asset/liability management program in order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, and includes strategies similar to those described for the U.S. insurance operations excluding the Closed Block division above.

Results of Operations

Net income attributable to Prudential Financial, Inc. for the three and nine months ended September 30, 2015 was $1,465 million and $4,907 million, respectively, compared to $512 million and $2,840 million, respectively, for the three and nine months ended September 30, 2014.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. As discussed in “—Overview,” for the three and nine months ended September 30, 2015, the Closed Block division is accounted for as a divested business under our definition of adjusted operating income. For the three and nine months ended September 30, 2014, the former Closed Block Business was analyzed using accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

Results for the nine months ended September 30, 2015, and for the three and nine months ended September 30, 2014, reflect the impacts of our annual reviews and updates of assumptions, which we performed in the second quarter of 2015 and the third quarter of 2014, respectively. Results for the three months ended September 30, 2015 do not reflect an impact from an annual review.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$310	$367	$1,387	$1,145
Retirement	242	256	763	906
Asset Management	180	200	581	593
Total U.S. Retirement Solutions and Investment Management division	732	823	2,731	2,644
Individual Life	183	97	536	380
Group Insurance	44	(73)	149	(21)
Total U.S. Individual Life and Group Insurance division	227	24	685	359
International Insurance	812	845	2,488	2,566
Total International Insurance division	812	845	2,488	2,566
Corporate Operations	(308)	(339)	(855)	(1,022)
Total Corporate and Other	(308)	(339)	(855)	(1,022)
Adjusted operating income before income taxes	1,463	1,353	5,049	4,547
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	1,117	(1,161)	2,719	(1,314)
Charges related to realized investment gains (losses), net(2)	(679)	29	(944)	(99)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(228)	(131)	(365)	195
Change in experience-rated contractholder liabilities due to asset value changes(4)	258	93	295	(139)
Divested businesses:
Closed Block division(5)	108	0	138	0
Other divested businesses(6)	8	(7)	(26)	113
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	2	8	60	37
Subtotal(8)	2,049	184	6,926	3,340
Income (loss) from continuing operations before income taxes for Closed Block Business(9)	0	100	0	169
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,049	$284	$6,926	$3,509
__________

(1)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains (Losses)” and Note 11 to our Unaudited Interim Consolidated Financial Statements for additional information.

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

(3)
Represents net investment gains (losses) on trading account assets supporting insurance liabilities. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

(4)
Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments.”

(5)
As a result of the Class B Repurchase, for the three and nine months ended September 30, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. See “—Overview” above.

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

(8)
Amounts for the three and nine months ended September 30, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(9)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the three and nine months ended September 30, 2014.

Results for the periods presented above reflect the following:

Individual Annuities. Results for the third quarter of 2015 decreased in comparison to the prior year period, primarily reflecting an unfavorable comparative impact from changes in the estimated profitability of the business and estimated costs for potential contract cancellations. Results for the first nine months of 2015 increased in comparison to the prior year period, primarily reflecting a favorable comparative impact from changes in the estimated profitability of the business and higher net asset-based fee income, partially offset by estimated costs for potential contract cancellations.

Retirement. Results for both the third quarter and first nine months of 2015 decreased in comparison to the prior year periods, reflecting lower net investment spread results and lower fee income, and higher general and administrative expenses, net of capitalization, partially offset by more favorable reserve impacts.

Asset Management. Results for the third quarter of 2015 decreased in comparison to the prior year period, reflecting lower performance-based incentive fees and asset management fees, net of expenses, and lower strategic investing and commercial mortgage results. Results for the first nine months of 2015 decreased in comparison to the prior year period, reflecting lower strategic investing and commercial mortgage results, partially offset by higher performance-based incentive fees and asset management fees, net of expenses.

Individual Life. Results for the third quarter and first nine months of 2015 increased in comparison to the prior year, primarily from favorable comparative impacts from our annual reviews and updates of assumptions. Excluding these impacts, results for the third quarter of 2015 increased from the prior year period, reflecting growth of our universal and term life businesses. Results for the first nine months of 2015 increased from the prior period, reflecting favorable reserve updates for guaranteed minimum death benefits and growth of our universal and term life businesses, partially offset by less favorable mortality experience, net of reinsurance.

Group Insurance. Results for both the third quarter and first nine months of 2015 increased in comparison to the prior year periods, primarily reflecting favorable comparative net impacts from our annual reviews and updates of assumptions. Excluding these items, results increased from the prior year periods, reflecting more favorable comparative underwriting results and lower expenses, partially offset by a lower contribution from net investment spread results.

International Insurance. Results for both the third quarter and first nine months of 2015 decreased in comparison to the prior year periods, primarily from net unfavorable impacts from foreign currency exchange rates and from our annual review and update of assumptions. Excluding these items, segment results increased from the prior year periods, reflecting net business growth driven by higher sales and a greater contribution from net investment spreads, partially offset by higher expenses and lower income from non-coupon investments.

Corporate and Other operations. Results for both the third quarter and first nine months of 2015 reflect decreased losses in comparison to prior year periods, primarily reflecting lower operating debt interest expense, net of investment income, and lower levels of corporate expenses, partially offset by higher capital debt interest expense.

Closed Block Division. Closed Block division results for the third quarter of 2015 increased in comparison to Closed Block Business results for the third quarter of 2014, as decreases in net realized investment gains, net investment income and net insurance results were more than offset by a corresponding decrease in the policyholder dividend obligation and lower interest expense. Closed Block division results for the first nine months of 2015 decreased in comparison to Closed Block Business results for the first nine months of 2014, primarily driven by decreases in net realized investment gains, net investment income and net insurance results, partially offset by a corresponding decrease in the policyholder dividend obligation and lower interest expense.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$13,599	$12,380	$42,863	$38,380
Benefits and expenses	11,550	12,096	35,937	34,871
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	2,049	284	6,926	3,509
Income tax expense (benefit)	584	(234)	1,962	643
Income (loss) from continuing operations before equity in earnings of operating joint ventures	1,465	518	4,964	2,866
Equity in earnings of operating joint ventures, net of taxes	2	5	8	11
Income (loss) from continuing operations	1,467	523	4,972	2,877
Income (loss) from discontinued operations, net of taxes	0	0	0	8
Net income (loss)	1,467	523	4,972	2,885
Less: Income attributable to noncontrolling interests	2	11	65	45
Net income (loss) attributable to Prudential Financial, Inc.	$1,465	$512	$4,907	$2,840

Results of Operations

Three Month Comparison. The increase in “Income (loss) from continuing operations” for the third quarter of 2015 compared to the third quarter of 2014 reflected the following:

•
$1,459 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information);

•
$496 million higher net pre-tax earnings primarily resulting from the impact of foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations (see “—Results of Operations by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•
$462 million higher net pre-tax realized gains (losses) for PFI excluding the Closed Block division, and also excluding the impact of the hedging program associated with certain variable annuities discussed above, primarily reflecting changes in the market value of derivatives (see “—Realized Investment Gains (Losses)” for additional information); and

•
$178 million favorable variance, before taxes, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual review and update of assumptions performed in the third quarter of 2014. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•	$818 million unfavorable impact of higher tax expense reflecting higher pre-tax income in the current quarter compared to the year ago quarter; and

•
$573 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information).

Nine Month Comparison. The increase in “Income (loss) from continuing operations” for the first nine months of 2015 compared to the first nine months of 2014 reflected the following:

•
$1,659 million favorable variance, before income taxes, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities;

•	$1,434 million favorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework;

•	$635 million higher net pre-tax earnings primarily resulting from foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations; and

•
$483 million favorable variance, before taxes, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual review and update of assumptions performed in the second quarter of 2015 and the third quarter of 2014. This excludes the impact associated with the variable annuity hedging program discussed above.

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•	$1,319 million unfavorable impact of higher tax expense reflecting higher pre-tax income in the first nine months of 2015 compared to the year ago period; and

•
$465 million lower net pre-tax realized gains (losses) for PFI excluding the Closed Block division, and also excluding the impact of the hedging program associated with certain variable annuities, primarily reflecting changes in the market value of derivatives, partially offset by gains on fixed maturity securities.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”) and value of business acquired (“VOBA”);

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments (“OTTI”);

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “—Executive Summary—Results of Operations” above, beginning in 2015, we perform our annual review of assumptions during the second quarter.

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2015, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 7.3% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$158,976	$159,528	$158,664	$154,140	$156,783
Sales	2,123	2,574	6,691	7,559	9,140
Surrenders and withdrawals	(1,995)	(2,182)	(6,394)	(6,596)	(8,650)
Net sales	128	392	297	963	490
Benefit payments	(491)	(454)	(1,468)	(1,346)	(1,921)
Net flows	(363)	(62)	(1,171)	(383)	(1,431)
Change in market value, interest credited and other activity	(7,500)	(1,791)	(4,577)	5,635	(1,546)
Policy charges	(896)	(892)	(2,699)	(2,609)	(3,589)
Ending total account value	$150,217	$156,783	$150,217	$156,783	$150,217
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $146.7 billion and $153.2 billion as of September 30, 2015 and 2014, respectively. Fixed annuity account values were $3.5 billion as of September 30, 2015 and $3.6 billion as of September 30, 2014.

The decrease in account values as of September 30, 2015 compared to September 30, 2014 was largely driven by contract charges on contractholder accounts, benefit payments and unfavorable changes in the market value of contractholder funds. These negative impacts were partially offset by positive net sales over the last twelve months.

The decline in net sales for the three and nine months ended September 30, 2015 compared to the prior year periods, respectively, was largely driven by product actions we have taken in response to capital markets conditions related to our “highest daily” benefit riders. This was partially offset by an increase in sales of our Prudential Premier® Investment Variable Annuity (“PPI”) and Prudential Defined Income Variable Annuity (“PDI”) products, as a result of our diversification strategy.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,167	$1,191	$3,554	$3,519
Benefits and expenses	857	824	2,167	2,374
Adjusted operating income	310	367	1,387	1,145
Realized investment gains (losses), net, and related adjustments	1,415	(635)	2,415	(169)
Related charges	(534)	44	(859)	77
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,191	$(224)	$2,943	$1,053

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $57 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $17 million. The decrease included $28 million of estimated costs for potential contract cancellations in connection with remediation of an error in an illustration contained in certain product marketing materials. Partially offsetting the decrease was lower interest expense driven by lower debt.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in net charges of $76 million and $36 million in the third quarter of 2015 and 2014, respectively. The net charge in the third quarter of 2015 primarily reflected the impact of unfavorable equity market performance on contractholder accounts relative to our assumptions. The net charge in the third quarter of 2014 primarily reflected the impact of unfavorable fund performance and lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. Partially offsetting this charge was a net benefit resulting from the annual review and update of assumptions and other refinements performed in that period.

Nine Month Comparison. Adjusted operating income increased $242 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $26 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions, and a decline in interest expense driven by lower debt. Partially offsetting this net increase were estimated costs for potential contract cancellations, as discussed above, higher operating expenses and a decline in net investment income driven by lower income on non-coupon investments.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net benefit of $155 million and a net charge of $61 million in the first nine months of 2015 and 2014, respectively. The net benefit in the first nine months of 2015 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as a net benefit resulting from our annual review and update of assumptions. The net charge in the first nine months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this charge was a net benefit resulting from the annual review and update of assumptions performed in that period.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $24 million, primarily driven by a $34 million decrease in policy charges and fee income, asset management and service fees and other income, due to a decline in average variable annuity account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $33 million. Excluding the $40 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $7 million. Interest expense decreased $12 million, driven by lower debt, and general and administrative expenses, net of capitalization, decreased $11 million driven by lower asset-based commissions and asset management costs due to lower average account values, and lower non-deferrable distribution expenses due to lower sales. Partially offsetting these decreases was a $17 million increase in policyholders’ benefits primarily driven by estimated costs for potential contract cancellations, as discussed above.

Nine Month Comparison. Revenues increased $35 million, primarily driven by a $46 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. This was partially offset by a $22 million decrease in net investment income, driven by lower income on non-coupon investments.

Benefits and expenses decreased $207 million. Excluding the $216 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $9 million. Policyholders’ benefits and amortization of DAC increased $24 million and $12 million, respectively, driven by estimated costs for potential contract cancellations, as discussed above. General and administrative expenses, net of capitalization, increased $16 million driven by higher operating expenses and asset-based commissions, due to average account value growth, partially offset by lower non-deferrable distribution expenses due to lower sales. Partially offsetting these increases was a $25 million decrease in interest expense driven by lower debt, and an $18 million decrease in interest credited to policyholders’ account balances driven by lower average account values in the general account.

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

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced new products that diversify our risk profile and incorporate provisions in product design allowing frequent revisions of key pricing elements. In addition, certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding this program, see “—Variable Annuities Hedging Program Results” below.

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

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	September 30, 2015		December 31, 2014		September 30, 2014
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both hedging program and automatic rebalancing(2)	$104,471	71%	$110,953	72%	$109,160	71%
Hedging program only	9,985	7%	11,395	7%	11,533	8%
Automatic rebalancing only	1,455	1%	1,771	1%	1,873	1%
External reinsurance(3)	1,011	1%	0	0%	0	0%
PDI	4,149	3%	2,777	2%	2,272	2%
Other Products	2,861	2%	3,324	2%	3,382	2%
Total living benefit/GMDB features	$123,932		$130,220		$128,220
GMDB features and other(4):	22,753	15%	24,863	16%	24,952	16%
Total variable annuity account value	$146,685		$155,083		$153,172
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our hedging program, and have an automatic rebalancing feature.

(3)	Represents contracts subject to reinsurance transaction with external counterparty effective April 1, 2015. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The risk profile of our variable annuity account values as of the periods above reflect our product risk diversification strategy and broadening of our product offerings over the past year, as well as the runoff of legacy products over time.

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

	As of September 30, 2015	As of December 31, 2014
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$9.1	$8.1
Less: NPR Adjustment	(9.9)	(6.7)
Embedded derivative liability as defined by U.S. GAAP, excluding NPR	19.0	14.8
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	6.7	6.1
Hedge target liability (contra-liability)	$12.3	$8.7

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

	As of September 30, 2015				As of December 31, 2014
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$0.5	$0.0	$0.8	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	18.0	1.0	89.1	6.8	14.5	(0.4)	87.7	5.1
Options	7.6	0.2	17.1	0.4	10.4	0.4	25.5	0.5
Total	$26.1	$1.2	$107.0	$7.2	$25.1	$0.0	$113.2	$5.6
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

The primary sources of differences between the changes in the fair value of the hedge positions and the hedge target, other than changes related to actuarial assumption updates, fall into one of three categories:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(1) (in millions)
Hedge Program Results:
Change in value of hedge target(2)(3)	$(5,139)	$(1,131)	$(2,973)	$(3,926)
Change in fair value of hedge positions	4,789	1,009	2,624	3,936
Net hedging impact(2)(4)	$(350)	$(122)	$(349)	$10
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(350)	$(122)	$(349)	$10
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)(5)	(821)	(248)	(412)	(1,158)
Change in the NPR adjustment(2)	2,555	676	3,215	1,890
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	1,384	306	2,454	742
Related benefit (charge) to amortization of DAC and other costs(2)	(546)	(296)	(928)	(278)
Net impact of assumption updates and other refinements	0	(631)	(34)	(631)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(4)	$838	$(621)	$1,492	$(167)
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Excludes the net impacts of assumption updates and other refinements, and includes rider fees received attributable to future benefit payments. For the nine months ended September 30, 2015, the assumption update impact to the change in value of hedge target, change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, change in the NPR adjustment and related benefit (charge) to amortization of DAC and other costs was approximately $106 million, $(172) million, $(8) million and $40 million, respectively. For both the three and nine months ended September 30, 2014, the assumption update impact to the change in value of hedge target, change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, change in the NPR adjustment and related benefit (charge) to amortization of DAC and other costs was approximately $(1,263) million, $(318) million, $618 million and $332 million, respectively.

(3)
Attributed fees received for the three and nine months ended September 30, 2015, were approximately $251 million and $746 million, respectively, and were included in “Change in value of hedge target.” Attributed fees received for the three and nine months ended September 30, 2014, were approximately $238 million and $699 million, respectively, and were included in “Change in value of hedge target.”

(4)
Excludes $(759) million and $(322) million for the three months ended September 30, 2015 and 2014, respectively, and $(648) million and $(1,784) million for the nine months ended September 30, 2015 and 2014, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(5)
Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net hedging benefits of $838 million and $1,492 million for the three and nine months ended September 30, 2015, respectively, were primarily driven by changes in the NPR adjustment. Declining interest rates drove increases in the base embedded derivative liability before NPR, which resulted in corresponding increases in the NPR adjustment for both periods. Widening credit spreads also resulted in increases in the NPR adjustment. These impacts were partially offset by the net impacts of changes in the value of our hedge target and related hedge positions. Fund underperformance relative to indices drove net hedging charges for both periods. The changes in the NPR adjustment and the net hedging impacts resulted in related impacts to the amortization of DAC and other costs in all periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million for the nine months ended September 30, 2015 resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements.

The net hedging charges of $621 million and $167 million for the three and nine months ended September 30, 2014, respectively, were primarily driven by the impact of our annual review and update of assumptions. These impacts were offset by changes in the NPR adjustment. Declining interest rates in 2014 drove increases in the base embedded derivative liability before NPR which resulted in corresponding increases in the NPR adjustment for both periods. To a lesser extent, results for both periods also reflected the net impacts of changes in the value of our hedge target and related hedge positions. The net hedging charge for the three months ended September 30, 2014 was primarily driven by fund underperformance relative to indices and unfavorable liability basis, partially offset by lower realized volatility. The net hedging benefit for the nine months ended September 30, 2014 was primarily driven by lower realized volatility, offset by unfavorable liability basis. The changes in the NPR adjustment and the net hedging impacts resulted in related impacts to the amortization of DAC and other costs in all periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs. The net hedging charges for both periods included $45 million related to prior periods. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,937	$2,397	$7,595	$5,397
Benefits and expenses	1,695	2,141	6,832	4,491
Adjusted operating income	242	256	763	906
Realized investment gains (losses), net, and related adjustments	208	91	344	302
Related charges	0	(2)	(1)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(81)	(209)	(324)	136
Change in experience-rated contractholder liabilities due to asset value changes	111	171	254	(80)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$480	$307	$1,036	$1,263

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $14 million. Results for the third quarter of 2014 reflected a net charge of $13 million from our annual review and update of assumptions. Excluding this impact, adjusted operating income decreased $27 million, primarily driven by lower net investment results, lower fee income and higher general and administrative expenses, net of capitalization, partially offset by more favorable reserve impacts. The decrease in net investment results primarily reflected lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values from significant pension risk transfer transactions and the impact of crediting rate reductions on full service general account stable value account values. The decrease in fee income primarily reflected lower margins on full service account values. The increase in general and administrative expenses, net of capitalization, was driven by business growth and costs associated with strategic initiatives. The more favorable reserve impacts reflected favorable mortality for pension risk transfer contracts and reserve refinements.

Nine Month Comparison. Adjusted operating income decreased $143 million. Our annual reviews and updates of assumptions and other refinements had no net impact in 2015, while the results for 2014 reflected a $13 million net charge, as discussed above. Excluding this impact, adjusted operating income decreased $156 million, primarily driven by lower net investment results, higher general and administrative expenses, net of capitalization, and lower fee income, partially offset by more favorable reserve impacts. The decrease in net investment results primarily reflected lower income on non-coupon investments, lower reinvestment rates and lower income on derivatives used in portfolio management, partially offset by growth in account values primarily from significant pension risk transfer transactions. The decrease in fee income primarily reflected lower margins on full service account values and net outflows of investment-only stable value account values over the last twelve months, partially offset by higher income from longevity reinsurance account values. The increase in general and administrative expenses, net of capitalization, was driven by business growth and costs associated with strategic initiatives. The more favorable reserve impacts reflected favorable mortality for pension risk transfer contracts and reserve refinements.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $460 million. Premiums decreased $450 million, primarily driven by lower sales of non-participating group annuities. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income decreased $3 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values primarily from significant pension risk transfer transactions. Policy charges and fee income, asset management and service fees and other income decreased $7 million, primarily reflecting lower fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $446 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $433 million. Policyholders’ benefits, including the change in policy reserves, decreased $441 million, primarily related to the decrease in premiums discussed above. General and administrative expenses, net of capitalization, increased $6 million primarily driven by business growth and costs associated with strategic initiatives.

Nine Month Comparison. Revenues increased $2,198 million. Premiums increased $2,301 million, primarily driven by pension risk transfer transactions, including two significant payout annuity transactions that closed in 2015 and ongoing premiums assumed for longevity reinsurance contracts sold over the last twelve months. This increase in payout annuity premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $61 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values primarily from significant pension risk transfer transactions. Policy charges and fee income, asset management and service fees and other income decreased $42 million, primarily from lower income on derivatives used in portfolio management and lower fee income.

Benefits and expenses increased $2,341 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $2,354 million. Policyholders’ benefits, including the change in policy reserves, increased $2,335 million, primarily related to the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $26 million primarily driven by business growth and costs associated with strategic initiatives. Partially offsetting these increases was a $14 million decrease in interest credited to policyholders’ account balances, primarily driven by the impact of crediting rate reductions on full service general account stable value account values.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014	2015
	(in millions)
Full Service:
Beginning total account value	$188,807	$181,577	$184,196	$173,502	$180,535
Deposits and sales	9,422	5,190	20,776	18,305	26,405
Withdrawals and benefits	(5,072)	(4,221)	(15,984)	(16,290)	(22,295)
Change in market value, interest credited and interest income and other activity	(8,642)	(2,011)	(4,473)	5,018	(130)
Ending total account value	$184,515	$180,535	$184,515	$180,535	$184,515
Net additions (withdrawals)	$4,350	$969	$4,792	$2,015	$4,110
Institutional Investment Products:
Beginning total account value	$183,798	$148,971	$179,641	$149,402	$175,526
Additions	2,031	30,962	12,147	34,770	20,670
Withdrawals and benefits	(3,940)	(3,634)	(11,243)	(11,253)	(16,026)
Change in market value, interest credited and interest income	1,106	940	2,818	4,134	4,517
Other(1)	(1,333)	(1,713)	(1,701)	(1,527)	(3,025)
Ending total account value	$181,662	$175,526	$181,662	$175,526	$181,662
Net additions (withdrawals)	$(1,909)	$27,328	$904	$23,517	$4,644
__________

(1)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

The increase in full service account values as of September 30, 2015, compared to September 30, 2014, primarily reflected the impact of net additions. The increase in net additions for the three months ended September 30, 2015 compared to the prior year period was primarily driven by higher large plan sales, including one large sale in the third quarter of 2015, partially offset by higher large plan lapses. The increase in net additions for the nine months ended September 30, 2015, compared to the prior year period was driven by higher large plan sales and lower large plan lapses, partially offset by net participant withdrawals in the current period compared to net participant deposits in the prior period.

The increase in institutional investment products account values as of September 30, 2015, compared to September 30, 2014, primarily reflected net additions resulting from significant pension risk transfer transactions over the past twelve months, partially offset by net withdrawals of investment-only stable value accounts. Also contributing to higher account values were increases in the market value of customer funds driven by declines in fixed income yields, partially offset by an unfavorable impact from foreign currency fluctuations on longevity reinsurance account values. The decrease in net additions (withdrawals) for both the three and nine months ended September 30, 2015 compared to prior year period was primarily driven by two significant longevity reinsurance transactions in the third quarter of 2014.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$704	$721	$2,213	$2,101
Expenses	524	521	1,632	1,508
Adjusted operating income	180	200	581	593
Realized investment gains (losses), net, and related adjustments	(43)	(20)	(46)	(13)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	5	53	34
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$136	$185	$588	$614

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $20 million. The decrease primarily reflected lower performance-based incentive fees, net of expenses, driven by lower income from certain real estate and fixed income funds, lower strategic investing results driven by unfavorable market performance for certain fixed income funds, and lower commercial mortgage results, driven by lower production. Higher asset management fees from growth in assets under management were offset by higher expenses, including fund startup and distribution costs and expenses relating to business growth initiatives.

Nine Month Comparison. Adjusted operating income decreased $12 million. The decrease primarily reflected lower strategic investing results, driven by a gain on the sale of an investment in the prior year, and lower commercial mortgage results driven by lower production. These decreases were partially offset by higher performance-based incentive fees, net of expenses, primarily related to certain real estate funds, and higher asset management fees, net of expenses.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$234	$216	$692	$655
Retail customers(1)	191	186	577	536
General account	111	108	337	315
Total asset management fees	536	510	1,606	1,506
Incentive fees	24	31	71	69
Transaction fees	5	4	15	19
Strategic investing	1	3	24	40
Commercial mortgage(2)	19	24	63	67
Other related revenues(3)	49	62	173	195
Service, distribution and other revenues(4)	119	149	434	400
Total revenues	$704	$721	$2,213	$2,101
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $20 million and $19 million for the three months ended September 30, 2015 and 2014, and $58 million for both the nine months ended September 30, 2015 and 2014.

Three Month Comparison. Revenues, as shown in the table above, under “—Operating Results,” decreased $17 million. Service, distribution and other revenues decreased $30 million reflecting lower fees from certain consolidated funds, which were partially offset by lower expenses related to noncontrolling interests in these funds. Performance-based incentive fees decreased $7 million primarily related to certain real estate and fixed income funds. Partially offsetting these decreases was a $26 million increase in asset management fees, primarily as a result of higher assets under management due to positive net asset flows.

Expenses, as shown in the table above under “—Operating Results,” increased $3 million, including commissions from higher retail sales and expenses related to real estate fund launches and business growth initiatives, partially offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Nine Month Comparison. Revenues increased $112 million. Asset management fees increased $100 million primarily as a result of higher assets under management due to positive net asset flows and market appreciation. Service, distribution and other revenues increased $34 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds. Partially offsetting these increases was a $16 million decrease in strategic investing revenues, primarily reflecting a gain on the sale of an investment in the prior year.

Expenses increased $124 million, including expenses related to business growth initiatives, commissions from higher retail sales and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2015	December 31, 2014	September 30, 2014
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$57.4	$63.8	$64.0
Fixed income	285.1	270.0	263.9
Real estate	38.4	36.2	35.8
Institutional customers(1)	380.9	370.0	363.7
Retail customers:
Equity	115.0	122.8	121.3
Fixed income	71.8	61.0	56.3
Real estate	2.1	2.3	2.4
Retail customers(2)	188.9	186.1	180.0
General account:
Equity	7.0	7.7	7.8
Fixed income	367.9	368.1	364.4
Real estate	1.8	1.6	1.6
General account	376.7	377.4	373.8
Total assets under management	$946.5	$933.5	$917.5
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30, 2015
	2015	2014	2015	2014
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$380.6	$367.0	$370.0	$341.7	$363.7
Net additions (withdrawals), excluding money market activity:
Third party	4.7	(1.4)	15.2	3.2	12.7
Affiliated	(2.0)	(0.7)	(3.8)	(0.6)	(1.4)
Total	2.7	(2.1)	11.4	2.6	11.3
Market appreciation (depreciation)	(2.1)	(0.9)	(0.2)	19.9	6.8
Other increases (decreases)(1)	(0.3)	(0.3)	(0.3)	(0.5)	(0.9)
Ending Assets Under Management	$380.9	$363.7	$380.9	$363.7	$380.9
Retail Customers:
Beginning Assets Under Management	$199.2	$180.1	$186.1	$170.7	$180.0
Net additions (withdrawals), excluding money market activity:
Third party	(1.6)	1.2	2.0	2.1	4.6
Affiliated	1.6	0.0	5.2	(1.5)	6.2
Total	0.0	1.2	7.2	0.6	10.8
Market appreciation (depreciation)	(10.4)	(1.1)	(4.4)	8.7	(1.5)
Other increases (decreases)(1)	0.1	(0.2)	0.0	0.0	(0.4)
Ending Assets Under Management	$188.9	$180.0	$188.9	$180.0	$188.9
General Account:
Beginning Assets Under Management	$368.5	$374.4	$377.4	$357.5	$373.8
Net additions (withdrawals), excluding money market activity:
Third party	0.0	0.0	0.0	0.0	0.0
Affiliated	0.8	0.9	(1.2)	2.6	0.1
Total	0.8	0.9	(1.2)	2.6	0.1
Market appreciation (depreciation)	2.6	1.6	(1.2)	16.7	7.9
Other increases (decreases)(1)	4.8	(3.1)	1.7	(3.0)	(5.1)
Ending Assets Under Management	$376.7	$373.8	$376.7	$373.8	$376.7
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $0.3 billion and losses of $3.9 billion for the three months ended September 30, 2015 and 2014, respectively, losses of $1.7 billion and $2.2 billion for the nine months ended September 30, 2015 and 2014, respectively, and losses of $13.4 billion for the twelve months ended September 30, 2015.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2015	2014
	(in millions)
Co-Investments:
Real estate	$232	$310
Fixed income	172	104
Seed Investments:
Real estate	36	37
Public equity	322	277
Fixed income	168	206
Loans Secured by Investor Equity Commitments or Fund Assets:
Private equity secured by investor equity	87	0
Total	$1,017	$934

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,375	$1,281	$3,886	$3,895
Benefits and expenses	1,192	1,184	3,350	3,515
Adjusted operating income	183	97	536	380
Realized investment gains (losses), net, and related adjustments	289	129	154	677
Related charges	(151)	(2)	(55)	(140)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$321	$224	$635	$917

On January 2, 2013, we acquired The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”) through a reinsurance transaction. The integration of the Hartford Life Business has been completed. We incurred approximately $110 million of pre-tax integration costs, inclusive of capitalized expenses, relative to expected costs of $120 million and have achieved annualized cost savings of approximately $90 million on a run rate basis, consistent with our expectations.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $86 million. Results for the third quarter of 2014 reflected a net charge of $63 million from our annual review and update of assumptions and other refinements and included $8 million of costs associated with the integration of the Hartford Life Business. Excluding these impacts, adjusted operating income increased $15 million, primarily driven by growth of our universal and term life businesses.

Nine Month Comparison. Adjusted operating income increased $156 million. Results for 2015 reflected a net benefit of $68 million from our annual review and update of assumptions and other refinements, while results for 2014 included a $63 million net charge, as discussed above. In addition, 2015 included $17 million of costs associated with the integration of the Hartford Life Business, while 2014 included $24 million of such costs. Excluding these impacts, adjusted operating income increased $18 million. This increase was primarily driven by reserve updates for guaranteed minimum death benefits and growth of our universal and term life businesses, partially offset by less favorable mortality experience, net of reinsurance and a lower contribution from investment results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $94 million. Excluding the impact of our annual review and update of assumptions and other refinements in the third quarter of 2014, as discussed above, revenues increased $32 million. Net investment income increased $21 million reflecting higher invested assets resulting from continued business growth and higher required capital, as well as higher mortgage loan prepayment fee income, partially offset by lower investment income from unaffiliated reserve financing activity. Premiums increased $9 million primarily driven by growth in our term life insurance business.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $8 million. Excluding the impact of our annual review and update of assumptions and other refinements in the third quarter of 2014 and costs associated with the integration of the Hartford Life Business, as discussed above, benefits and expenses increased $17 million. Policyholders’ benefits, including interest credited to account balances, increased $30 million primarily reflecting universal life business growth. Interest expense decreased $6 million due to lower reserve financing costs.

Nine Month Comparison. Revenues decreased $9 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $82 million. Net investment income increased $39 million reflecting higher invested assets resulting from business growth and higher required capital, partially offset by lower investment income from unaffiliated reserve financing activity. Premiums increased $37 million primarily driven by growth in our term life insurance business. Policy charges and fee income, asset management and service fees and other income increased $6 million, including higher income from affiliated reserve financing activity.

Benefits and expenses decreased $165 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements and costs associated with the integration of the Hartford Life Business, as discussed above, benefits and expenses increased $64 million. Policyholders’ benefits, including interest credited to account balances, increased $130 million primarily reflecting universal life business growth and less favorable mortality experience. Interest expense increased $16 million due to higher reserve financing costs. The amortization of DAC decreased $63 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. General and administrative expenses, net of capitalization, decreased $20 million driven by lower amortization of VOBA primarily due to less favorable mortality experience.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$6	$19	$25	$5	$5	$10
Universal Life(1)	16	66	82	10	33	43
Term Life	8	43	51	9	35	44
Total	$30	$128	$158	$24	$73	$97

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$16	$40	$56	$14	$16	$30
Universal Life(1)	42	162	204	30	130	160
Term Life	24	128	152	27	105	132
Total	$82	$330	$412	$71	$251	$322
__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 14% and 10% of Universal Life annualized new business premiums for the three months ended September 30, 2015 and 2014, respectively, and approximately 15% and 11% of Universal Life annualized new business premiums for the nine months ended September 30, 2015 and 2014, respectively.

Annualized new business premiums for both the third quarter and the first nine months of 2015 increased relative to the prior year periods, primarily driven by pricing and other actions we have taken to diversify product sales.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues	$1,294	$1,349	$3,862	$4,053
Benefits and expenses	1,250	1,422	3,713	4,074
Adjusted operating income	44	(73)	149	(21)
Realized investment gains (losses), net, and related adjustments	(6)	16	2	41
Related charges	(1)	0	(2)	(3)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$37	$(57)	$149	$17

Benefits ratio(1):
Group life(2)	88.6%	89.9%	89.2%	89.6%
Group disability(2)	81.8%	133.8%	72.5%	106.7%
Administrative operating expense ratio(3):
Group life	10.8%	11.5%	10.7%	10.8%
Group disability	32.7%	31.4%	33.2%	29.9%
__________

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014, respectively. Excluding these impacts, the group life and group disability benefits ratios were 89.7% and 84.6% for the three months ended September 30, 2014, respectively, 89.9% and 77.2% for the nine months ended September 30, 2015, respectively, and 89.5% and 89.6% for the nine months ended September 30, 2014, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $117 million. Results for the third quarter of 2014 included a $107 million net charge from our annual review and update of assumptions and other refinements, which included a $48 million net charge for certain group disability reserves related to prior periods. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Excluding the effect of these items, adjusted operating income increased $10 million primarily driven by more favorable underwriting results in our group life business and lower operating expenses. The underwriting results for the group life business reflected more favorable claim experience, while the underwriting results for our group disability business were relatively flat.

Nine Month Comparison. Adjusted operating income increased $170 million, primarily reflecting favorable comparative net impacts from our annual reviews and updates of assumptions and other refinements. Results for the first nine months of 2015 included a $28 million net benefit from these updates related to actuarial assumptions used in calculating both group disability and group life reserves and other refinements. Results for the first nine months of 2014 included a $107 million net charge from these updates, as discussed above. Excluding the effect of these items, adjusted operating income increased $35 million primarily driven by more favorable underwriting results in our group disability business and lower expenses, partially offset by less favorable underwriting results in our group life business and a lower contribution from net investment spread results. The favorable underwriting results for our group disability business reflected the impact of higher claim resolutions for long-term contracts, while the less favorable underwriting results for our group life business reflected unfavorable claim experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $55 million. Excluding an unfavorable impact of $3 million resulting from our annual review and update of assumptions and other refinements in the third quarter of 2014, as discussed above, revenues decreased $52 million. The decrease reflected $42 million lower premiums and policy charges and fee income in both our group life and group disability businesses driven by improved claim experience for experience-rated contracts and lapses resulting from continued pricing discipline on long-term disability contract renewals.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $172 million. Excluding a favorable impact of $110 million resulting from our annual reviews and updates of assumptions and other refinements in the third quarter of 2014, as discussed above, benefits and expenses decreased $62 million. Policyholders’ benefits, including the change in reserves, decreased $52 million, driven by declines in our group life business due to improved claim experience and in our group disability business due to fewer claims, resulting from a smaller block of business.

Nine Month Comparison. Revenues decreased $191 million. Excluding a favorable impact of $2 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $193 million. The decrease reflected $160 million lower premiums and policy charges and fee income in both our group life and group disability businesses primarily driven by lapses resulting from continued pricing discipline on contract renewals and improved claim experience for experience-rated contracts. Net investment income decreased $14 million driven by lower income from non-coupon investments.

Benefits and expenses decreased $361 million. Excluding a favorable impact of $133 million resulting from our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $228 million. Policyholders’ benefits, including the change in reserves, decreased $202 million, driven by declines in both our group disability and group life businesses. The decline in our group disability business reflected the impact of higher claim resolutions and fewer new claims for long-term contracts, while the decline in our group life business reflected fewer claims, resulting from lapses, and improved claim experience for experience-rated contracts, partially offset by higher claim severity for non-experience-rated contracts.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Annualized new business premiums(1):
Group life	$38	$14	$179	$161
Group disability	19	13	64	58
Total	$57	$27	$243	$219
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums increased $30 million and $24 million for the third quarter and the first nine months of 2015 compared to 2014, respectively, primarily driven by sales to new and existing clients for our group life and group disability businesses, respectively, in the third quarter of 2015.

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

	September 30, 2015	December 31, 2014
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.8	$2.0
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.1	12.2
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.1	0.1
Other	0.1	0.1
Subtotal	12.3	12.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.9	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.0	14.0
Total hedges	$15.8	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $30.1 billion and $29.1 billion as of September 30, 2015 and December 31, 2014, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the nine months ended September 30, 2015, approximately 37% of the segment’s earnings were yen-based and, as of September 30, 2015, we have hedged 100% of expected yen-based earnings for 2015 and 94%, 58% and 15% of expected yen-based earnings for 2016, 2017 and 2018, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2015 and 2014 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 91 and 82 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1120 and 1150 Korean won per U.S. dollar, respectively. We expect our 2016 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 106 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1100 per U.S. dollar. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segment at the fixed currency exchange rate versus the actual average rate during the period, and the gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings. Results of Corporate and Other operations also include any differences between the translation adjustments recorded by the segment at the fixed currency exchange rate versus the actual average rate during the period related to currencies for which we choose not to hedge our exposure. The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance segment and for Corporate and Other operations, reflecting the impact of this intercompany arrangement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$88	$63	$253	$206
Corporate and Other operations:
Impact of intercompany arrangement(1)	(88)	(63)	(253)	(206)
Settlement gains (losses) on forward currency contracts	74	64	235	207
Net benefit (detriment) to Corporate and Other operations	(14)	1	(18)	1
Net impact on consolidated revenues and adjusted operating income	$74	$64	$235	$207
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of September 30, 2015 and December 31, 2014, the notional amounts of these forward currency contracts were $2.4 billion and $2.6 billion, respectively, of which $1.8 billion and $2.0 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations, most notably our Japanese operations, also offer products denominated in non-local currencies, primarily comprised of U.S. and Australian dollar-denominated products. The non-yen denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-yen denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings. For example, unrealized gains (losses) on available-for-sale investments, including those arising from non-functional currency exchange rate movements, are recorded in AOCI, whereas the non-functional currency-denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains (losses) resulting from the remeasurement of these non-yen denominated liabilities, and certain related non-yen denominated assets, were excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.”

As discussed above, we have implemented a new structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure became effective for financial reporting beginning in the first quarter of 2015 and will minimize future volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. Included in “Realized investment gains (losses), net, and related adjustments” were net losses of $90 million and $586 million for the three months ended September 30, 2015 and 2014, respectively, and net gains of $42 million and net losses of $593 million for the nine months ended September 30, 2015 and 2014, respectively. For the U.S. and Australian dollar-denominated assets that were transferred under the new structure in Gibraltar Life, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the initial $6.0 billion of gains will be recognized throughout the remainder of 2015 and approximately 9% will be recognized in 2016, with the remainder primarily recognized over the following ten years. As of September 30, 2015, the remaining net cumulative unrealized investment gains balance related to these assets was $5.5 billion.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,250	$2,284	$6,923	$7,024
Gibraltar Life and Other operations	2,500	2,718	7,770	8,305
Total revenues	4,750	5,002	14,693	15,329
Benefits and expenses:
Life Planner operations	1,852	1,870	5,705	5,809
Gibraltar Life and Other operations	2,086	2,287	6,500	6,954
Total benefits and expenses	3,938	4,157	12,205	12,763
Adjusted operating income:
Life Planner operations	398	414	1,218	1,215
Gibraltar Life and Other operations	414	431	1,270	1,351
Total adjusted operating income	812	845	2,488	2,566
Realized investment gains (losses), net, and related adjustments(1)	364	(452)	815	119
Related charges	(10)	(12)	(53)	(32)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(147)	78	(41)	59
Change in experience-rated contractholder liabilities due to asset value changes	147	(78)	41	(59)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	1	8	3
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,168	$382	$3,258	$2,656
__________

(1)	Includes gains (losses) from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $16 million including a net unfavorable impact of $14 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the third quarter of 2014 also included a net benefit of $17 million from our annual review and update of assumptions and other refinements.

Excluding the effect of these items, adjusted operating income of our Life Planner operations increased $15 million, primarily reflecting the growth of business in force, driven by sales results and continued strong persistency, and favorable mortality experience. These impacts were partially offset by higher expenses supporting business growth, lower net investment spreads, and increases to the amortization of DAC as well as reserves for guaranteed minimum death benefits, both driven by unfavorable equity market movements in Japan.

Adjusted operating income from our Gibraltar Life and Other operations decreased $17 million including a net unfavorable impact of $19 million from currency fluctuations, inclusive of the currency hedging program discussed above. Results for the third quarter of 2014 also included a net charge of $15 million from our annual review and update of assumptions and other refinements.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $13 million, primarily reflecting a lower contribution from net investment results driven by lower income from non-coupon investments, partially offset by higher net investment spreads.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $3 million including a net unfavorable impact of $43 million from currency fluctuations. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in an $11 million net charge in the second quarter of 2015 compared to a $17 million net benefit in the third quarter of 2014. Results for the first nine months of 2014 also included a $16 million net unfavorable impact primarily from reserve refinements in our Korean operation.

Excluding the effect of these items, adjusted operating income increased $58 million, primarily reflecting growth of business in force driven by sales results and continued strong persistency, partially offset by the impacts of higher expenses supporting business growth and lower net investment spreads.

Adjusted operating income from our Gibraltar Life and Other operations decreased $81 million including a net unfavorable impact of $64 million from currency fluctuations. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $10 million net charge in the second quarter of 2015 compared to a $15 million net charge in the third quarter of 2014.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $22 million, primarily reflecting the absence of gains on sales of fixed assets that occurred in 2014 and higher expenses, partially offset by a higher contribution from net investment spreads.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $34 million including a net unfavorable impact of $305 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $271 million. This increase was primarily driven by higher premiums and policy charges and fee income of $212 million related to growth of business in force. Net investment income increased $45 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $18 million including a net favorable impact of $291 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $273 million. Policyholder benefits, including changes in reserves, increased $173 million primarily driven by business growth. Amortization of DAC increased $58 million, driven by business growth and increases due to unfavorable equity market movements in Japan. General and administrative expenses, net of capitalization, increased $38 million primarily due to higher distribution costs and other costs supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $218 million including a net unfavorable impact of $287 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $69 million, driven by a $77 million increase in premiums and policy charges and fee income due to business growth. Net investment income increased $13 million related to a higher contribution from net investment spreads, partially offset by lower income from non-coupon investments. These favorable impacts were partially offset by a $12 million decrease in other income primarily due to lower income on seed investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $201 million including a net favorable impact of $268 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $67 million, driven by an increase of $93 million in policyholder benefits, including changes in reserves, due to business growth.

Partially offsetting the increase was a $29 million decrease in interest credited to policyholders’ account balances, primarily driven by surrenders in fixed annuities due to the depreciation of the yen relative to the U.S. dollar.

Nine Month Comparison. Revenues from our Life Planner operations decreased $101 million including a net unfavorable impact of $812 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $711 million. This increase was primarily driven by higher premiums and policy charges and fee income of $538 million related to growth of business in force. Net investment income increased $128 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations decreased $104 million including a net favorable impact of $769 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $665 million. Policyholder benefits, including changes in reserves, increased $486 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $98 million primarily due to higher distribution costs and other costs supporting business growth. Amortization of DAC increased $71 million, driven by business growth and increases due to unfavorable equity market movements in Japan.

Revenues from our Gibraltar Life and Other operations decreased $535 million including a net unfavorable impact of $811 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $276 million, driven by a $257 million increase in premiums and policy charges and fee income due to business growth. The increase in revenues also includes the impact of a $103 million increase in net investment income reflecting higher net investment spreads. These increases were partially offset by a decline of $65 million in other income, primarily reflecting the absence of gains on sales of fixed assets that occurred in 2014.

Benefits and expenses of our Gibraltar Life and Other operations decreased $454 million including a net favorable impact of $747 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $293 million driven by an increase of $343 million in policyholder benefits, including changes in reserves, related to business growth, partially offset by a decrease of $57 million in interest credited to policyholders’ account balances primarily driven by surrenders in fixed annuities due to the depreciation of the yen relative to the U.S. dollar.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$263	$274	$837	$877
Gibraltar Life	408	409	1,178	1,207
Total	$671	$683	$2,015	$2,084
On a constant exchange rate basis:
Life Planner operations	$319	$283	$986	$907
Gibraltar Life	479	427	1,369	1,268
Total	$798	$710	$2,355	$2,175

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

	Three Months Ended September 30, 2015					Three Months Ended September 30, 2014
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$205	$31	$68	$15	$319	$168	$27	$72	$16	$283
Gibraltar Life:
Life Consultants	103	18	31	47	199	93	17	30	46	186
Banks(2)	141	0	7	60	208	115	0	3	55	173
Independent Agency	30	6	18	18	72	28	7	16	17	68
Subtotal	274	24	56	125	479	236	24	49	118	427
Total	$479	$55	$124	$140	$798	$404	$51	$121	$134	$710
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 55%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2015, and 8% and 60%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2014.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $36 million. The increase reflects growth in Life Planner headcount, productivity and average premiums in our Japanese operations as well as in our Brazilian operation. These impacts resulted in an increase in sales of term life products in Japan and whole life products in Brazil.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $52 million. Bank channel sales increased $35 million primarily driven by higher sales of certain yen-denominated life protection products and U.S. dollar-denominated whole life products. Life Consultant sales increased $13 million primarily driven by higher sales of yen-denominated whole life products. Independent Agency sales increased $4 million primarily driven by higher sales of yen-denominated term life products.

	Nine Months Ended September 30, 2015					Nine Months Ended September 30, 2014
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planners	$625	$97	$220	$44	$986	$506	$84	$270	$47	$907
Gibraltar Life:
Life Consultants	299	56	102	121	578	291	54	90	142	577
Banks(2)	395	2	13	160	570	326	1	7	150	484
Independent Agency	89	20	56	56	221	82	24	50	51	207
Subtotal	783	78	171	337	1,369	699	79	147	343	1,268
Total	$1,408	$175	$391	$381	$2,355	$1,205	$163	$417	$390	$2,175
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2015, and 6% and 55%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2014.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $79 million. The increase primarily reflects growth in Life Planner headcount and productivity in our Japanese operations as well as in our Brazilian operation. These impacts resulted in an increase in sales of term life products in Japan and whole life products and accident and health products in Brazil. The increase also reflects higher sales of certain life protection products in our Korean operation.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $101 million. Bank channel sales increased $86 million primarily driven by higher sales of U.S. dollar-denominated whole life products and certain yen-denominated life protection products. Independent Agency sales increased $14 million primarily driven by higher sales of yen-denominated term life products and certain retirement products. Life Consultant sales increased $1 million as higher sales of yen-denominated whole life products, U.S. dollar-denominated annuity products and Australian dollar-denominated retirement products were mostly offset by lower sales of Australian dollar-denominated annuity products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating results:
Capital debt interest expense	$(166)	$(156)	$(556)	$(454)
Operating debt interest expense, net of investment income	(8)	(40)	52	(104)
Pension and employee benefits	34	39	117	125
Other corporate activities(1)	(168)	(182)	(468)	(589)
Adjusted operating income	(308)	(339)	(855)	(1,022)
Realized investment gains (losses), net, and related adjustments	(1,110)	(290)	(965)	(2,271)
Related charges	17	1	26	0
Divested businesses	8	(7)	(26)	113
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	2	(1)	0
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,392)	$(633)	$(1,821)	$(3,180)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $31 million. Operating debt interest expense, net of investment income, decreased $32 million, including higher net investment income due to the transfer of invested assets to Corporate and Other operations related to the restructuring of the former Closed Block Business and lower interest expense due to the reassignment of operating debt to capital debt. The decrease was partially offset by the impact of higher levels of operating debt proceeds held in cash. Net charges from other corporate activities decreased $14 million, primarily reflecting a favorable impact from escheatment related matters, including the settlement of a reinsurance recoverable in the current period, and a favorable comparative impact from updates to reserves for certain retained obligations relating to pre-demutualization policyholders. These items were partially offset by certain retained costs associated with a new home office property and increased costs for enhanced regulatory supervision. Capital debt interest expense increased $10 million, primarily reflecting the reassignment of operating debt to capital debt to support capital needs related to our living benefits hedging program described in “—Liquidity and Capital Resources—Capital Protection Framework.” Results from pension and employee benefits decreased $5 million. Results for the qualified pension plan were essentially flat as the net positive impact of lower interest rates in 2014 was offset by the negative impact of our mortality assumption update as of December 31, 2014.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $167 million. Operating debt interest expense, net of investment income, decreased $156 million, including higher net investment income due to the transfer of invested assets to Corporate and Other operations related to the restructuring of the former Closed Block Business and lower interest expense due to the reassignment of operating debt to capital debt, partially offset by the impact of higher levels of operating debt proceeds held in cash. Net charges from other corporate activities decreased $121 million, primarily reflecting a favorable impact from escheatment related matters, including the settlement of a reinsurance recoverable in the current period, a favorable comparative impact from updates to reserves for certain retained obligations relating to pre-demutualization policyholders, the absence of costs related to the settlement of a legal matter in the prior period and a gain on the sale of a home office property. These items were partially offset by certain retained costs associated with a new home office property and increased costs for enhanced regulatory supervision in the current period. Capital debt interest expense increased $102 million, primarily reflecting the reassignment of operating debt to capital debt, as discussed above.

Capital Protection Framework

Results related to our Capital Protection Framework hedging costs that are included in adjusted operating income were $5 million and $13 million for the three and nine months ended September 30, 2015, respectively, and $9 million and $30 million for the three and nine months ended September 30, 2014, respectively. The lower hedge costs correspond to the relative equity market index levels at the time of hedging our equity market exposure. “Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $981 million and $742 million for the three and nine months ended September 30, 2015, respectively, and net losses of $404 million and $2,159 million for the three and nine months ended September 30, 2014, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk. The net losses in 2015 and 2014 were driven by declines in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Long-Term Care	$10	$(9)	$(28)	$114
Other	(2)	2	2	(1)
Total divested businesses income (loss) excluded from adjusted operating income	$8	$(7)	$(26)	$113

Long-Term Care. Results for the third quarter of 2015 increased compared to the prior year period primarily reflecting an increase in net realized investment gains, primarily driven by a favorable comparative impact from derivatives used in duration management, partially offset by lower non-coupon investment income. Results for the first nine months of 2015 decreased compared to the prior year period primarily reflecting a decrease in net realized investment gains, primarily driven by an unfavorable comparative impact from derivatives used in duration management, as well as unfavorable policy experience, and an unfavorable impact from our annual reviews and updates of assumptions and other refinements.

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

As of September 30, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,627 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,465 million at September 30, 2015, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(in millions)
U.S. GAAP results:
Revenues	$1,368	$1,764	$4,612	$5,165
Benefits and expenses	1,260	1,664	4,474	4,996
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$108	$100	$138	$169

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $8 million. Results for the third quarter of 2015 reflected a decrease in net realized investment gains of $305 million primarily due to lower gains from sales of fixed maturities and equity securities and less favorable changes in the value of derivatives. Net investment income decreased $76 million primarily reflecting the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business, lower income from non-coupon investments and the impact of lower reinvestment rates. Net insurance activity results declined $16 million primarily reflecting the runoff of policies in force. General and administrative expenses, inclusive of interest expense, declined $32 million primarily driven by the decrease in interest expense related to the senior secured notes issued by Prudential Holdings LLC, which were redeemed in the fourth quarter of 2014. As a result of the above and other variances, a $139 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2015, compared to a $240 million increase in the third quarter of 2014. As noted above, as of September 30, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,627 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $31 million. Results for the first nine months of 2015 reflected a $272 million decrease in net realized investment gains primarily due to lower gains from sales of fixed maturities and less favorable changes in the value of derivatives. Net investment income decreased $238 million primarily due to the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business and lower income from non-coupon investments. Net insurance activity results declined $59 million primarily reflecting the runoff of policies in force and higher dividends to policyholders as a result of an increase in the 2015 dividend scale. General and administrative expenses, inclusive of interest expense, declined $86 million primarily driven by the decrease in interest expense related to the senior secured notes issued by Prudential Holdings LLC, which were redeemed in the fourth quarter of 2014. As a result of the above and other variances, a $69 million increase in the policyholder dividend obligation was recorded in the first nine months of 2015, compared to a $540 million increase in the first nine months of 2014.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $396 million, primarily driven by a $305 million decrease in net realized investment gains and a $76 million decrease in net investment income, as discussed above. In addition, premiums declined $11 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $404 million, primarily driven by a $376 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. Also contributing to the decrease in benefits and expenses was a $32 million decline in general and administrative expenses, inclusive of interest expense, as discussed above.

Nine Month Comparison. Revenues decreased $553 million, primarily driven by a $272 million decrease in net realized investment gains and a $238 million decrease in net investment income, as discussed above. In addition, premiums declined $25 million, primarily due to the runoff of policies in force.

Benefits and expenses decreased $522 million, primarily driven by a $453 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, partially offset by an increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 dividend scale. Also contributing to the decrease in benefits and expenses was a $86 million decline in general and administrative expenses, inclusive of interest expense, as discussed above.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $584 million in the third quarter of 2015, compared to a benefit of $234 million in the third quarter of 2014. The increased expense was primarily due to an increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the current quarter compared to the year ago quarter.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $1,962 million in the first nine months of 2015 compared to an expense of $643 million in the first nine months of 2014. The increased expense was primarily due to an increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the first nine months of 2015 compared to the first nine months of 2014. In addition, during the fourth quarter of 2014, we changed the repatriation assertion for our Japanese insurance companies with respect to operating earnings and AOCI, except realized and unrealized capital gains and losses, recognized after 2013. On March 31, 2015, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2015. Our income tax provision for the first nine months of 2015 includes $75 million of additional tax expense related to re-measurement of Japan deferred tax assets that was partially offset by a tax benefit from the lower Japan tax rate for permanently reinvested earnings of our Japanese insurance operations.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $0 million for both the three months ended September 30, 2015 and 2014, and $0 million and $8 million for the nine months ended September 30, 2015 and 2014, respectively. For additional information regarding discontinued operations, see Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Experience-Rated Contractholder Liabilities,
Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains (losses) for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the statement of financial position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

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

Adjusted operating income excludes net investment gains (losses) on TAASIL, related derivatives and commercial mortgage and other loans. This is consistent with the exclusion of realized investment gains (losses) with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains (losses) on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

The following tables set forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(81)	$(209)	$(324)	$136
Derivatives	(14)	42	108	(40)
Commercial mortgages and other loans	(1)	14	3	10
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	111	171	254	(80)
Net gains (losses)	$15	$18	$41	$26
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(147)	$78	$(41)	$59
Change in experience-rated contractholder liabilities due to asset value changes	147	(78)	41	(59)
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(228)	$(131)	$(365)	$195
Derivatives	(14)	42	108	(40)
Commercial mortgages and other loans	(1)	14	3	10
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	258	93	295	(139)
Net gains (losses)	$15	$18	$41	$26
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $4 million as of September 30, 2015 and 2014, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $16 million and $21 million for the three months ended September 30, 2015 and 2014, respectively, and decreases of $41 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

The net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains (losses) on trading account assets supporting insurance liabilities and other related investments reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

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

	As of September 30, 2015				As of December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$251,951	$4,680	$38,827	$820	$255,424	$4,655	$43,666	$1,011
Trading account assets:
Fixed maturities	28,430	696	182	0	26,965	550	198	0
Equity securities	2,165	553	117	57	2,139	555	152	108
All other(2)	3,589	5	0	0	1,683	7	0	0
Subtotal	34,184	1,254	299	57	30,787	1,112	350	108
Equity securities, available-for-sale	6,385	263	2,724	1	6,339	272	3,522	3
Commercial mortgage and other loans	151	0	0	0	380	0	0	0
Other long-term investments	1,150	917	419	417	1,441	1,216	331	331
Short-term investments	5,719	0	1,544	0	5,898	0	1,837	0
Cash equivalents	14,013	0	617	0	10,647	0	1,198	0
Other assets	209	16	0	0	115	2	0	0
Subtotal excluding separate account assets	313,762	7,130	44,430	1,295	311,031	7,257	50,904	1,453
Separate account assets	280,616	26,714	0	0	296,435	24,662	0	0
Total assets	$594,378	$33,844	$44,430	$1,295	$607,466	$31,919	$50,904	$1,453
Future policy benefits	$9,173	$9,173	$0	$0	$8,182	$8,182	$0	$0
Other liabilities(2)	110	2	(1)	0	228	5	0	0
Notes issued by consolidated variable interest entities (“VIE”)	8,354	8,354	0	0	6,033	6,033	0	0
Total liabilities	$17,637	$17,529	$(1)	$0	$14,443	$14,220	$0	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 5.7% and 2.9%, respectively, as of September 30, 2015, and 5.3% and 2.9%, respectively, as of December 31, 2014.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.5 billion of public fixed maturities as of September 30, 2015 with values primarily based on indicative broker quotes, and approximately $0.9 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include fund investments where the fair value option has been elected. These fair values are primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds for PFI excluding the Closed Block division included in Level 3 totaled approximately $0.9 billion as of September 30, 2015.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments for which values are determined as described above under “Other Long-Term Investments.” Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $9.2 billion as of September 30, 2015. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Realized Investment Gains (Losses)

Realized investment gains (losses) are generated from numerous sources, including the following significant items:

•	sale of investments;

•	maturities of foreign denominated investments;

•	adjustments to the cost basis of investments for OTTI;

•	recognition of OTTI in earnings for foreign denominated securities that are approaching maturity and are in an unrealized loss position due to foreign currency exchange rate movements;

•	prepayment premiums received on private fixed maturity securities;

•	net changes in the allowance for losses, certain restructurings and foreclosures on commercial mortgage and other loans; and

•	fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding OTTI for fixed maturity and equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accordingly, realized investment gains (losses) from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments, and related charges and adjustments. OTTI, interest rate related losses and credit related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments for the periods indicated. For additional details regarding adjusted operating income, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,605	$(325)	$3,557	$(13)
Closed Block division	95	400	633	905
Consolidated realized investment gains (losses), net	$1,700	$75	$4,190	$892
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$294	$71	$966	$450
Equity securities	(35)	8	43	72
Commercial mortgage and other loans	(7)	63	22	79
Derivative instruments	1,419	(463)	2,549	(618)
Other	(66)	(4)	(23)	4
Total	$1,605	$(325)	$3,557	$(13)
Related adjustments	(488)	(836)	(838)	(1,301)
Realized investment gains (losses), net, and related adjustments	1,117	(1,161)	2,719	(1,314)
Related charges	(679)	29	(944)	(99)
Realized investment gains (losses), net, and related charges and adjustments	$438	$(1,132)	$1,775	$(1,413)
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$(13)	$92	$155	$338
Equity securities	82	177	351	366
Commercial mortgage and other loans	0	28	1	28
Derivative instruments	33	107	139	177
Other	(7)	(4)	(13)	(4)
Total	$95	$400	$633	$905

2015 to 2014 Three Month Comparison

PFI excluding Closed Block Division

Net realized investment gains were $1,605 million in the third quarter of 2015, compared to net realized investment losses of $325 million in the third quarter of 2014.

Net realized gains on fixed maturity securities were $294 million and $71 million in the third quarter of 2015 and 2014, respectively, as set forth in the following table:

	Three Months Ended September 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$391	$157
Private bond prepayment premiums	16	36
Total gross realized investment gains	407	193
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(49)	(4)
Gross losses on sales and maturities(1)	(63)	(104)
Credit related losses on sales	(1)	(14)
Total gross realized investment losses	(113)	(122)
Realized investment gains (losses), net—Fixed Maturity Securities	$294	$71
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$328	$53
  __________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities in the third quarter of 2015 of $328 million were primarily due to net gains of $110 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment, gains of $150 million associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life and will be recognized in earnings over time as these assets mature or are sold, and gains of $85 million on sales of asset-backed securities. These gains were partially offset by $49 million of OTTI. Net gains on sales and maturities in the third quarter of 2014 of $53 million were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See “—Results of Operations by Segment—International Insurance Division” above. See below for additional information regarding the OTTI of fixed maturity securities in the third quarter of 2015 and 2014.

Net realized losses on equity securities were $35 million in the third quarter of 2015, primarily driven by OTTI of $52 million, partially offset by net gains on sales of equity securities of $17 million. Net realized gains on equity securities were $8 million in the third quarter of 2014 and included net gains on sales of equity securities of $17 million. The gains were offset by OTTI of $9 million in 2014. See below for additional information regarding OTTI of equity securities in the third quarter of 2015 and 2014.

Net realized losses on commercial mortgage and other loans in the third quarter of 2015 were $7 million, primarily driven by a net increase in the loan loss reserve of $8 million. Net realized gains on commercial mortgage and other loans in the third quarter of 2014 were $63 million, primarily driven by a net decrease in the loan loss reserve of $52 million, including the impact of assumption updates. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $1,419 million in the third quarter of 2015, compared to net realized losses of $463 million in the third quarter of 2014. The net gains in the third quarter of 2015 primarily reflect $615 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $479 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $226 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, and $39 million of gains primarily representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives. The net losses on derivatives in the third quarter of 2014 primarily reflect $1,006 million of losses on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Offsetting these losses were net gains of $363 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, $142 million of gains on interest rate derivatives used to manage duration as longer-term interest rates decreased and $39 million of gains primarily representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2015 include net negative related adjustments of $488 million driven by settlements on interest rate and currency derivatives. Results for the third quarter of 2014 include net negative related adjustments of $836 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations and by settlements on interest rate and currency derivatives. We implemented a new structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations by Segment—International Insurance Division” above.
     Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the third quarter of 2015 include a net related charge of $679 million, compared to a net related benefit of $29 million for the third quarter of 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.
During the third quarter of 2015, we recorded OTTI of $165 million in earnings, compared to $23 million in the third quarter of 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2015	2014
	(in millions)
OTTI recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$4	$3
Private fixed maturity securities	45	1
Total fixed maturity securities	49	4
Equity securities	52	9
Other invested assets(2)	64	10
Total	$165	$23
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Three Months Ended September 30,
	2015	2014
	(in millions)
OTTI on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$49	$2
Due to other accounting guidelines(3)	0	2
Total	$49	$4
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Fixed maturity security OTTI in the third quarter of 2015 were concentrated in the industrial other sector within corporate securities. Fixed maturity security OTTI in the third quarter of 2014 were concentrated in the finance, industrial other and technology sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the third quarter of 2015 and 2014 were primarily driven by the extent and duration of declines in values.

Other invested assets OTTI in both the third quarter of 2015 and 2014 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy, finance, and utility sectors.

Closed Block Division

Net realized investment gains were $95 million and $400 million in the third quarter of 2015 and 2014, respectively.

Net realized losses on fixed maturity securities were $13 million in the third quarter of 2015 compared to net realized gains of $92 million in the third quarter of 2014, as set forth in the following table.

	Three Months Ended September 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$10	$92
Private bond prepayment premiums	11	9
Total gross realized investment gains	21	101
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(24)	(1)
Gross losses on sales and maturities(1)	(10)	(4)
Credit related losses on sales	0	(4)
Total gross realized investment losses	(34)	(9)
Realized investment gains (losses), net—Fixed Maturity Securities	$(13)	$92
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$0	$88
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $82 million and $177 million in the third quarter of 2015 and 2014, respectively, primarily driven by net gains on sales of equity securities of $90 million and $178 million, partially offset by impairments of $8 million and $1 million, respectively. See below for additional information regarding OTTI of equity securities in the third quarter of 2015 and 2014.

Net realized losses on commercial mortgage and other loans, were less than $1 million in the third quarter of 2015. Net realized gains on commercial mortgage and other loans in the third quarter of 2014 were $28 million, primarily driven by a net decrease in the loan loss reserve of $28 million, including the impact of assumption updates. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $33 million in the third quarter of 2015, compared to $107 million in the third quarter of 2014. The net gains in the third quarter of 2015 primarily reflect $39 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies. The net gains in the third quarter of 2014 primarily reflect net gains of $113 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies.

During the third quarter of 2015, we recorded OTTI of $36 million in earnings, compared to $6 million in the third quarter of 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2015	2014
	(in millions)
OTTI recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$2	$1
Private fixed maturity securities	22	0
Total fixed maturity securities	24	1
Equity securities	8	0
Other invested assets(2)	4	5
Total	$36	$6
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Three Months Ended September 30,
	2015	2014
	(in millions)
OTTI on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$24	$1
Due to other accounting guidelines	0	0
Total	$24	$1
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Fixed maturity security OTTI in the third quarter of 2015 were concentrated in the industrial other, foreign government and communications sectors within corporate securities. Fixed maturity security OTTI in the third quarter of 2014 were concentrated in the consumer cyclical sector within corporate securities. In both periods these OTTI reflect adverse financial conditions of the respective issuers.

Equity security OTTI in both the third quarter of 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the third quarter of 2015 and 2014 were primarily due to the extent and duration of declines in values of investments in limited partnerships primarily in the energy sector.

2015 to 2014 Nine Month Comparison

PFI excluding Closed Block Division

Net realized investment gains were $3,557 million in the first nine months of 2015 compared to net realized losses of $13 million in the first nine months of 2014.

Net realized gains on fixed maturity securities were $966 million and $450 million in the first nine months of 2015 and 2014, respectively, as set forth in the following table.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,128	$729
Private bond prepayment premiums	45	69
Total gross realized investment gains	1,173	798
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(71)	(31)
Gross losses on sales and maturities(1)	(132)	(280)
Credit related losses on sales	(4)	(37)
Total gross realized investment losses	(207)	(348)
Realized investment gains (losses), net—Fixed Maturity Securities	$966	$450
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$996	$449
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $996 million in the first nine months of 2015 primarily due to net gains of $412 million on U.S. dollar-denominated securities within our International Insurance segment, gains of $452 million associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life, and will be recognized in earnings over time as these assets mature or are sold, and gains of $85 million on sales of asset-backed securities. These gains were partially offset by $71 million of OTTI. Net gains on sales and maturities of fixed maturity securities were $449 million in the first nine months of 2014 primarily due to U.S. dollar-denominated securities within our International Insurance segment. See “Results of Operations by Segment—International Insurance Division” above. See below for additional information regarding the OTTI of fixed maturity securities in the first nine months of 2015 and 2014.

Net realized gains on equity securities were $43 million and $72 million in the first nine months of 2015 and 2014, respectively, and included net gains on sales of equity securities of $109 million and $95 million, respectively. Both periods’ gains were primarily offset by OTTI of $66 million and $23 million, in the first nine months of 2015 and 2014, respectively. See below for additional information regarding OTTI of equity securities in the first nine months of 2015 and 2014.

Net realized gains on commercial mortgage and other loans in the first nine months of 2015 were $22 million, primarily driven by servicing revenue of $26 million in our Asset Management business. Net realized gains on commercial mortgage and other loans in the first nine months of 2014 were $79 million, primarily driven by a net decrease in the loan loss reserve of $60 million, including the impact of assumption updates. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $2,549 million in the first nine months of 2015, compared to net realized losses of $618 million in the first nine months of 2014. The net gains in the first nine months of 2015 primarily reflect $1,732 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $344 million of gains on interest rate derivatives used to manage duration as longer-term interest rates decreased, $287 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, and $120 million of gains primarily representing fees earned on fee-based synthetic guaranteed investment contracts. The net losses in the first nine months of 2014 primarily reflect losses of $2,046 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Offsetting these losses are net gains of $888 million on interest rate derivatives used to manage duration as longer-term interest rates decreased and $125 million of gains primarily representing fees earned on fee-based synthetic guaranteed investment contracts which are accounted for as derivatives.
Related adjustments for the first nine months of 2015 include net negative related adjustments of $838 million compared to net negative related adjustments of $1,301 million for the first nine months of 2014. Results for the first nine months of 2015 were driven by settlements on interest rate and currency derivatives. Results for the first nine months of 2014 were driven by settlements on interest rate and currency derivatives, and by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations, as discussed above.
Related charges include net related charges of $944 million for the first nine months of 2015 compared to net related charges of $99 million for the first nine months of 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

     During the first nine months of 2015, we recorded OTTI of $227 million in earnings, compared to $64 million in the first nine months of 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
OTTI recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$10	$19
Private fixed maturity securities	61	12
Total fixed maturity securities	71	31
Equity securities	66	23
Other invested assets(2)	90	10
Total	$227	$64
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
OTTI on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$70	$20
Due to other accounting guidelines(3)	1	11
Total	$71	$31
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Fixed maturity security OTTI in the first nine months of 2015 were concentrated in the industrial other, consumer cyclical and utility sectors within corporate securities. Fixed maturity security OTTI in the first nine months of 2014 were concentrated in the consumer cyclical, utility, finance and communications sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first nine months of 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the first nine months of 2015 and 2014 were primarily due to the extent and duration of declines in values of investments in limited partnerships within the energy, finance, and utility sectors.

Closed Block Division

Net realized investment gains were $633 million and $905 million in the first nine months of 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $155 million and $338 million in the first nine months of 2015 and 2014, respectively, as set forth in the following table.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$198	$373
Private bond prepayment premiums	30	24
Total gross realized investment gains	228	397
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(39)	(16)
Gross losses on sales and maturities(1)	(34)	(31)
Credit related losses on sales	0	(12)
Total gross realized investment losses	(73)	(59)
Realized investment gains (losses), net—Fixed Maturity Securities	$155	$338
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$164	$342
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $351 million and $366 million in the first nine months of 2015 and 2014, respectively, resulting from net gains on sales of equity securities partially offset by OTTI of $11 million and $3 million, respectively. See below for additional information regarding the OTTI of equity securities in the first nine months of 2015 and 2014.

Net realized gains on commercial mortgage and other loans in the first nine months of 2015 were $1 million, primarily driven by a net decrease in the loan loss reserve. Net realized gains on commercial mortgage and other loans in the first nine months of 2014 were $28 million, primarily driven by a net decrease in the loan loss reserve of $30 million, including the impact of assumption updates. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $138 million in the first nine months of 2015, compared to net realized losses of $177 million in the first nine months of 2014. Derivative gains in the first nine months of 2015 primarily reflect net gains of $147 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies. The net gains on derivatives in the first nine months of 2014 primarily reflect net gains of $109 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, $40 million net gains on interest rate derivatives primarily used to manage duration and net gains of $32 million on TBA forward contracts as longer-term interest rates decreased.

During the first nine months of 2015, we recorded OTTI of $65 million in earnings, compared to $24 million in the first nine months of 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
OTTI recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$6	$10
Private fixed maturity securities	33	6
Total fixed maturity securities	39	16
Equity securities	11	3
Other invested assets(2)	15	5
Total	$65	$24
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Nine Months Ended September 30,
	2015	2014
	(in millions)
OTTI on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$39	$15
Due to other accounting guidelines	0	1
Total	$39	$16
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Fixed maturity security OTTI in the first nine months of 2015 were concentrated in the industrial other, foreign government and capital goods sectors within corporate securities. Fixed maturity security OTTI in the first nine months of 2014 were concentrated in the consumer cyclical and communications sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. In both periods these OTTI reflect adverse financial conditions of the respective issuers.

Equity security OTTI in both the first nine months of 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the first nine months of 2015 and 2014 were primarily due to the extent and duration of declines in values of investments in limited partnerships primarily in the energy sector.

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

	September 30, 2015
	PFI excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,067	63.1%	$24,161	$240,228
Public, held-to-maturity, at amortized cost	1,882	0.5	0	1,882
Private, available-for-sale, at fair value	35,742	10.4	14,664	50,406
Private, held-to-maturity, at amortized cost	498	0.1	0	498
Trading account assets supporting insurance liabilities, at fair value	20,408	6.0	0	20,408
Other trading account assets, at fair value	1,524	0.4	299	1,823
Equity securities, available-for-sale, at fair value	6,382	1.9	2,724	9,106
Commercial mortgage and other loans, at book value	40,013	11.7	9,842	49,855
Policy loans, at outstanding balance	6,814	2.0	4,810	11,624
Other long-term investments(1)	7,143	2.2	2,970	10,113
Short-term investments	5,894	1.7	1,794	7,688
Total general account investments	342,367	100.0%	61,264	403,631
Invested assets of other entities and operations(2)	13,319		0	13,319
Total investments	$355,686		$61,264	$416,950

	December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,539	64.4%	$28,626	$249,165
Public, held-to-maturity, at amortized cost	2,000	0.6	0	2,000
Private, available-for-sale, at fair value	34,738	10.1	15,039	49,777
Private, held-to-maturity, at amortized cost	575	0.2	0	575
Trading account assets supporting insurance liabilities, at fair value	20,263	5.9	0	20,263
Other trading account assets, at fair value	1,456	0.5	350	1,806
Equity securities, available-for-sale, at fair value	6,331	1.8	3,522	9,853
Commercial mortgage and other loans, at book value	36,538	10.7	9,475	46,013
Policy loans, at outstanding balance	6,798	2.0	4,914	11,712
Other long-term investments(1)	7,169	2.1	2,766	9,935
Short-term investments	5,874	1.7	2,037	7,911
Total general account investments	342,281	100.0%	66,729	409,010
Invested assets of other entities and operations(2)	10,976		0	10,976
Total investments	$353,257		$66,729	$419,986
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

The general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2015 were relatively flat as the reinvestment of net investment income and the transfer of assets from the former Closed Block Business were essentially offset by a net decrease in fair value driven by credit spread widening, the translation impact of the yen weakening against the U.S. dollar, and net business outflows. The general account investments attributable to the Closed Block division decreased in the first nine months of 2015, primarily due to the transfer of assets related to the former Closed Block Business. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of both September 30, 2015 and December 31, 2014, 41% of our general account investments, other than those of the Closed Block division, related to our Japanese insurance operations.

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

	September 30, 2015	December 31, 2014
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$108,389	$111,991
Public, held-to-maturity, at amortized cost	1,882	2,000
Private, available-for-sale, at fair value	9,564	8,835
Private, held-to-maturity, at amortized cost	498	575
Trading account assets supporting insurance liabilities, at fair value	1,913	1,910
Other trading account assets, at fair value	662	672
Equity securities, available-for-sale, at fair value	2,615	2,504
Commercial mortgage and other loans, at book value	9,435	8,215
Policy loans, at outstanding balance	2,189	2,146
Other long-term investments(1)	2,435	1,606
Short-term investments	747	406
Total Japanese general account investments	$140,329	$140,860
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2015 was primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar, and a net decrease in fair value driven by credit spread widening.

As of September 30, 2015, our Japanese insurance operations had $49.3 billion, at fair value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third party derivative contracts and $32.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2014, our Japanese insurance operations had $48.9 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third party derivative contracts and $31.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $0.4 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2014, is primarily attributable to portfolio growth as a result of business inflows and the reinvestment of net investment income, partially offset by a net decrease in fair value driven by a widening of credit spreads.

Our Japanese insurance operations had $9.6 billion and $10.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2015 and December 31, 2014, respectively. The $0.8 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2014, is primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Three Months Ended September 30, 2015
	PFI excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.96%	$2,214	4.86%	$418	4.08%	$2,632
Trading account assets supporting insurance liabilities	3.55	180	0.00	0	3.55	180
Equity securities	5.94	72	3.28	16	5.17	88
Commercial mortgage and other loans	4.48	435	5.75	141	4.73	576
Policy loans	4.97	84	5.98	72	5.39	156
Short-term investments and cash equivalents	0.22	10	1.26	3	0.25	13
Other investments	7.10	150	7.66	60	7.25	210
Gross investment income before investment expenses	3.95	3,145	5.19	710	4.13	3,855
Investment expenses	(0.14)	(98)	(0.26)	(38)	(0.15)	(136)
Investment income after investment expenses	3.81%	3,047	4.93%	672	3.98%	3,719
Investment results of other entities and operations(2)		22		0		22
Total investment income		$3,069		$672		$3,741

	Three Months Ended September 30, 2014
	PFI excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.83%	$2,211	5.08%	$485	4.01%	$2,696
Trading account assets supporting insurance liabilities	3.71	192	0.00	0	3.71	192
Equity securities	6.24	75	2.94	17	5.17	92
Commercial mortgage and other loans	4.57	381	5.31	134	4.74	515
Policy loans	5.11	89	5.99	73	5.48	162
Short-term investments and cash equivalents	0.22	7	1.73	3	0.26	10
Other investments	8.71	185	10.98	78	9.28	263
Gross investment income before investment expenses	3.96	3,140	5.37	790	4.18	3,930
Investment expenses	(0.13)	(82)	(0.27)	(42)	(0.15)	(124)
Investment income after investment expenses	3.83%	3,058	5.10%	748	4.03%	3,806
Investment results of other entities and operations(2)		35		0		35
Total investment income		$3,093		$748		$3,841
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

(2)	Includes investment income of our asset management operations and derivative operations.

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the three months ended September 30, 2015, decreased compared to the three months ended September 30, 2014, due to lower income on non-coupon investments and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our general account investments, excluding the Closed Block division, other than the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Nine Months Ended September 30, 2015
	PFI excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.02%	$6,648	4.92%	$1,277	4.14%	$7,925
Trading account assets supporting insurance liabilities	3.61	545	0.00	0	3.61	545
Equity securities	5.91	208	3.64	56	5.21	264
Commercial mortgage and other loans	4.56	1,280	5.48	390	4.74	1,670
Policy loans	4.98	250	6.00	214	5.41	464
Short-term investments and cash equivalents	0.21	27	1.23	9	0.24	36
Other investments	6.47	408	7.77	180	6.82	588
Gross investment income before investment expenses	3.98	9,366	5.18	2,126	4.15	11,492
Investment expenses	(0.14)	(288)	(0.25)	(106)	(0.16)	(394)
Investment income after investment expenses	3.84%	9,078	4.93%	2,020	3.99%	11,098
Investment results of other entities and operations(2)		83		0		83
Total investment income		$9,161		$2,020		$11,181

	Nine Months Ended September 30, 2014
	PFI excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.86%	$6,578	5.15%	$1,450	4.05%	$8,028
Trading account assets supporting insurance liabilities	3.76	579	0.00	0	3.76	579
Equity securities	6.25	218	3.55	63	5.34	281
Commercial mortgage and other loans	4.72	1,134	5.40	395	4.88	1,529
Policy loans	5.04	256	5.99	218	5.44	474
Short-term investments and cash equivalents	0.22	19	1.21	6	0.26	25
Other investments	9.00	564	12.79	242	9.88	806
Gross investment income before investment expenses	4.02	9,348	5.49	2,374	4.25	11,722
Investment expenses	(0.13)	(255)	(0.27)	(116)	(0.15)	(371)
Investment income after investment expenses	3.89%	9,093	5.22%	2,258	4.10%	11,351
Investment results of other entities and operations(2)		82		0		82
Total investment income		$9,175		$2,258		$11,433
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

(2)	Includes investment income of our asset management operations and derivative operations.

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the nine months ended September 30, 2015, decreased compared to the nine months ended September 30, 2014, due to lower income on non-coupon investments and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our general account investments, excluding the Closed Block division, other than the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.56%	$1,417	4.62%	$1,364
Trading account assets supporting insurance liabilities	3.71	170	3.88	182
Equity securities	6.21	53	6.74	52
Commercial mortgage and other loans	4.51	336	4.71	310
Policy loans	5.48	63	5.75	66
Short-term investments and cash equivalents	0.22	9	0.22	6
Other investments	8.74	126	9.03	139
Gross investment income before investment expenses	4.32	2,174	4.54	2,119
Investment expenses	(0.14)	(58)	(0.14)	(42)
Investment income after investment expenses	4.18%	2,116	4.40%	2,077
Investment results of other entities and operations(2)		22		35
Total investment income		$2,138		$2,112
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

(2)	Includes investment income of our asset management operations and derivative operations.

The decrease in net investment income yield attributable to our general account investments, excluding the Closed Block division, other than the Japanese operations’ portfolio, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily the result of lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our general account investments, excluding the Closed Block division, other than the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.65%	$4,251	4.69%	$4,097
Trading account assets supporting insurance liabilities	3.80	518	3.93	550
Equity securities	6.36	155	6.76	149
Commercial mortgage and other loans	4.58	990	4.83	916
Policy loans	5.50	188	5.65	189
Short-term investments and cash equivalents	0.21	24	0.22	16
Other investments	6.73	296	9.73	439
Gross investment income before investment expenses	4.34	6,422	4.62	6,356
Investment expenses	(0.14)	(167)	(0.14)	(141)
Investment income after investment expenses	4.20%	6,255	4.48%	6,215
Investment results of other entities and operations(2)		83		82
Total investment income		$6,338		$6,297
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

(2)	Includes investment income of our asset management operations and derivative operations.

The decrease in net investment income yield attributable to our general account investments, excluding the Closed Block division, other than the Japanese operations’ portfolio, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our Japanese insurance operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.22%	$797	3.00%	$847
Trading account assets supporting insurance liabilities	1.99	10	2.11	10
Equity securities	5.33	19	5.36	23
Commercial mortgage and other loans	4.38	99	4.03	71
Policy loans	3.89	21	3.87	23
Short-term investments and cash equivalents	0.28	1	0.21	1
Other investments	3.56	24	7.84	46
Gross investment income before investment expenses	3.30	971	3.14	1,021
Investment expenses	(0.13)	(40)	(0.13)	(40)
Total investment income	3.17%	$931	3.01%	$981
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was primarily attributable to a higher allocation into U.S. dollar-denominated investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $35.3 billion and $34.5 billion, for the three months ended September 30, 2015 and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $8.9 billion and $9.1 billion, for the three months ended September 30, 2015 and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

The following table sets forth the income yield and investment income for each major investment category of our Japanese insurance operations’ general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.24%	$2,397	3.00%	$2,481
Trading account assets supporting insurance liabilities	1.87	27	2.03	29
Equity securities	4.90	53	5.39	69
Commercial mortgage and other loans	4.49	290	4.29	218
Policy loans	3.89	62	3.87	67
Short-term investments and cash equivalents	0.25	3	0.24	3
Other investments	5.87	112	7.08	125
Gross investment income before investment expenses	3.37	2,944	3.14	2,992
Investment expenses	(0.14)	(121)	(0.12)	(114)
Total investment income	3.23%	$2,823	3.02%	$2,878
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities and short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields are presented on a basis consistent with the current period presentation.

The increase in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily attributable to a higher allocation into U.S. dollar-denominated investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $35.0 billion and $33.7 billion, for the nine months ended September 30, 2015, and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.2 billion and $8.4 billion for the nine months ended September 30, 2015, and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains (Losses) by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains (losses).

	September 30, 2015				December 31, 2014
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,098	$1,577	$194	$22,481	$20,569	$1,984	$55	$22,498
Consumer non-cyclical	20,689	2,321	337	22,673	20,956	2,822	141	23,637
Utility	16,898	1,655	286	18,267	16,144	2,149	82	18,211
Capital goods	10,479	1,105	198	11,386	10,170	1,348	67	11,451
Consumer cyclical	9,300	934	122	10,112	9,447	1,129	37	10,539
Foreign agencies	5,192	1,185	83	6,294	5,186	1,227	38	6,375
Energy	11,250	871	589	11,532	11,395	1,135	275	12,255
Communications	6,419	749	194	6,974	6,465	1,021	41	7,445
Basic industry	5,964	500	245	6,219	6,003	640	71	6,572
Transportation	6,264	647	85	6,826	5,718	769	18	6,469
Technology	3,500	323	55	3,768	3,474	389	30	3,833
Industrial other	3,398	244	49	3,593	2,746	333	21	3,058
Total corporate securities	120,451	12,111	2,437	130,125	118,273	14,946	876	132,343
Foreign government(3)	71,084	11,452	150	82,386	70,327	11,286	111	81,502
Residential mortgage-backed	5,062	391	3	5,450	5,747	466	4	6,209
Asset-backed securities(4)	6,860	200	61	6,999	7,094	292	78	7,308
Commercial mortgage-backed	7,772	283	8	8,047	9,688	344	24	10,008
U.S. Government	10,310	3,223	1	13,532	11,493	3,468	5	14,956
State & Municipal(5)	7,397	601	59	7,939	5,163	693	3	5,853
Total(6)	$228,936	$28,261	$2,719	$254,478	$227,785	$31,495	$1,101	$258,179
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $290 million of gross unrealized gains and $1 million of gross unrealized losses as of September 30, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(3)
As of both September 30, 2015 and December 31, 2014, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations, respectively, with no other individual country representing more than 10% of the balance.

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

The decrease in net unrealized gains from December 31, 2014 to September 30, 2015, was primarily due to a net decrease in fair value driven by credit spread widening.

As of September 30, 2015, PFI excluding the Closed Block division had direct and indirect energy exposure of approximately $14 billion on a market value basis, with a carrying value of approximately $14 billion, primarily through public and private corporate bonds, substantially all of which are investment grade. OTTI related to investments in the energy sector were $48 million for the nine months ended September 30, 2015, and we could be exposed to future valuation declines or impairments if energy prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	September 30, 2015
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$85	$67	$1,085	$1,238	$1,627
Collateralized loan obligations	4,075	23	0	0	0	4,098	3,821
Collateralized by education loans(1)	26	406	0	0	0	432	382
Collateralized by credit cards	207	0	7	0	0	214	268
Collateralized by auto loans	498	0	0	0	0	498	492
Other asset-backed securities(2)	69	105	72	23	111	380	504
Total asset-backed securities(3)	$4,875	$535	$164	$90	$1,196	$6,860	$7,094
__________

(1)	All of the $432 million of education loans included above carry a Department of Education guaranty as of September 30, 2015.

(2)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	September 30, 2015
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2014
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$83	$68	$1,136	$1,288	$1,742
Collateralized loan obligations	4,122	23	0	0	5	4,150	3,867
Collateralized by education loans(1)	26	414	0	0	0	440	398
Collateralized by credit cards	214	0	7	0	0	221	277
Collateralized by auto loans	500	0	0	0	0	500	493
Other asset-backed securities(2)	84	106	80	25	105	400	531
Total asset-backed securities(3)	$4,946	$544	$170	$93	$1,246	$6,999	$7,308
__________

(1)	All of the $440 million of education loans included above carry a Department of Education guaranty as of September 30, 2015.

(2)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2015, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to PFI excluding the Closed Block division decreased from $1.627 billion as of December 31, 2014, to $1.238 billion as of September 30, 2015, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages were $35 million as of September 30, 2015, and $55 million as of December 31, 2014. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,546	89.8%	$5,118	89.1%
Collateralized mortgage obligations	516	10.2	629	10.9
Total residential mortgage-backed securities	$5,062	100.0%	$5,747	100.0%
Portion rated AA or higher(2)	$4,988	98.5%	$5,672	98.7%
__________

(1)
As of September 30, 2015, of these securities, $3.380 billion are supported by U.S. government and $1.166 billion are supported by foreign governments. As of December 31, 2014, of these securities, $3.855 billion were supported by the U.S. government and $1.263 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	September 30, 2015						Total December 31, 2014
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2015	$167	$38	$0	$0	$0	$205	$0
2014	2,374	1	0	0	0	2,375	2,383
2013	2,434	99	0	9	0	2,542	2,481
2012—2009	206	303	0	0	0	509	529
2008—2007	120	43	15	3	0	181	301
2006	1,764	87	7	4	0	1,862	2,576
2005 & Prior	94	1	3	0	0	98	1,418
Total commercial mortgage-backed securities(2)(3)(4)	$7,159	$572	$25	$16	$0	$7,772	$9,688
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of September 30, 2015, are downgraded super senior securities with amortized cost of $94 million in AA and $21 million in A.

(4)	Included in the table above, as of September 30, 2015, are agency commercial mortgage-backed securities with amortized cost of $474 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	September 30, 2015						Total December 31, 2014
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2015	$170	$40	$0	$0	$0	$210	$0
2014	2,478	1	0	0	0	2,479	2,474
2013	2,546	103	0	9	0	2,658	2,571
2012—2009	204	325	0	0	0	529	547
2008—2007	121	46	14	3	0	184	305
2006	1,778	89	7	4	0	1,878	2,642
2005 & Prior	103	2	4	0	0	109	1,469
Total commercial mortgage-backed securities(2)(3)	$7,400	$606	$25	$16	$0	$8,047	$10,008
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of September 30, 2015, are agency commercial mortgage-backed securities with fair value of $505 million, all rated AA.

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

As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been designated by the SVO as of each balance sheet date. Pending receipt of SVO designations, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.

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

	September 30, 2015				December 31, 2014
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$175,287	$23,358	$1,154	$197,491	$176,122	$25,715	$564	$201,273
2	42,952	4,187	1,185	45,954	42,111	4,934	402	46,643
Subtotal High or Highest Quality Securities(5)	218,239	27,545	2,339	243,445	218,233	30,649	966	247,916
3	7,634	435	268	7,801	6,619	537	58	7,098
4	2,324	157	87	2,394	2,228	204	50	2,382
5	487	101	11	577	441	83	24	500
6	252	23	14	261	264	22	3	283
Subtotal Other Securities(6)(7)	10,697	716	380	11,033	9,552	846	135	10,263
Total Fixed Maturities	$228,936	$28,261	$2,719	$254,478	$227,785	$31,495	$1,101	$258,179
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of September 30, 2015 and December 31, 2014, 771 securities with amortized cost of $3,455 million (fair value, $3,494 million) and 1,330 securities with amortized cost of $6,864 million (fair value, $7,342 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $290 million of gross unrealized gains and $1 million of gross unrealized losses as of September 30, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(4)
As of September 30, 2015, includes gross unrealized losses of $218 million on public fixed maturities and $162 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2014, includes gross unrealized losses of $71 million on public fixed maturities and $64 million on private fixed maturities considered to be other than high or highest quality.

(5)
On amortized cost basis, as of September 30, 2015, includes $188,728 million of public fixed maturities and $29,511 million of private fixed maturities and, as of December 31, 2014, includes $189,713 million of public fixed maturities and $28,520 million of private fixed maturities.

(6)
On an amortized cost basis, as of September 30, 2015, includes $6,006 million of public fixed maturities and $4,691 million of private fixed maturities and, as of December 31, 2014, includes $5,712 million of public fixed maturities and $3,840 million of private fixed maturities.

(7)
On an amortized cost basis, as of September 30, 2015, securities considered below investment grade based on lowest of external rating agency ratings, total $12,141 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of thirty-two years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of September 30, 2015 and December 31, 2014, PFI excluding Closed Block division had $482 million and $1.5 billion notional amounts of exposure, where we have sold credit protection through credit derivatives, reported at fair value as a liability of $11 million and $2 million, respectively. Realized gains from credit derivatives we sold were $1 million for both the three months ended September 30, 2015 and 2014, and $5 million and $1 million for the nine months ended September 30, 2015 and 2014, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.
In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of September 30, 2015 and December 31, 2014, PFI excluding Closed Block division had $454 million and $405 million of notional amounts reported at fair value as a liability of $4 million and $11 million, respectively. Realized losses from credit derivatives we purchased were $2 million and $5 million for the three months ended

September 30, 2015 and 2014, respectively, and $7 million and $19 million for the nine months ended September 30, 2015 and 2014, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.
OTTI of Fixed Maturity Securities

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding OTTI for fixed maturity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $49 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $71 million and $31 million for the nine months ended September 30, 2015 and 2014, respectively.
Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$971	$970	$196	$196
Fixed maturities:
Corporate securities	12,282	12,483	11,922	12,439
Commercial mortgage-backed securities	1,798	1,836	2,505	2,546
Residential mortgage-backed securities	1,472	1,504	1,640	1,676
Asset-backed securities	1,417	1,432	1,180	1,198
Foreign government bonds	659	674	621	650
U.S. government authorities and agencies and obligations of U.S. states	310	356	303	372
Total fixed maturities	17,938	18,285	18,171	18,881
Equity securities	1,016	1,153	896	1,186
Total trading account assets supporting insurance liabilities	$19,925	$20,408	$19,263	$20,263

As a percentage of amortized cost, 77% and 75% of the portfolio was publicly traded as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, 90% and 92%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of September 30, 2015, $1.434 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $31 million secured by “ALT-A” mortgages, represented the remaining $38 million of residential mortgage-backed securities, of which 47% have credit ratings of A or better and 53% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

Other Trading Account Assets

Other trading account assets consist primarily of certain financial instruments that contain an embedded derivative where we elected to classify the entire instrument as a trading account asset rather than bifurcate. These instruments are carried at fair value, with realized and unrealized gains (losses) reported in “Other income,” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income,” and is included in adjusted operating income.

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	945	912	849	878
Equity securities(1)	547	611	502	577
Total other trading account assets	$1,493	$1,524	$1,352	$1,456
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Included in the $945 million of fixed maturities as of September 30, 2015, on an amortized cost basis, are $28 million of asset-backed securities, 59% of which have credit ratings of A or above, 20% have BBB credit ratings, and the remaining 21% have BB and below credit ratings.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2015 and December 31, 2014, we held approximately 12% and 11% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans, respectively. This percentage is net of a $99 million allowance for losses as of both September 30, 2015 and December 31, 2014.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2015	December 31, 2014
	(in millions)
Commercial and agricultural mortgage loans	$38,496	$34,882
Uncollateralized loans	986	1,045
Residential property loans	317	392
Other collateralized loans	313	318
Total commercial mortgage and other loans(1)	$40,112	$36,637
__________

(1)
Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate commercial and agricultural mortgage loans using a dedicated investment staff through our various regional offices. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

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

	September 30, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$12,107	31.5%	$10,951	31.4%
South Atlantic	7,953	20.7	6,939	19.9
Middle Atlantic	4,985	12.9	4,595	13.2
East North Central	2,722	7.1	2,662	7.6
West South Central	3,906	10.1	3,671	10.5
Mountain	1,683	4.4	1,646	4.7
New England	1,708	4.4	1,736	5.0
West North Central	680	1.8	580	1.7
East South Central	532	1.4	258	0.7
Subtotal-U.S.	36,276	94.3	33,038	94.7
Europe	1,529	3.9	921	2.6
Asia	337	0.9	693	2.0
Other	354	0.9	230	0.7
Total commercial and agricultural mortgage loans	$38,496	100.0%	$34,882	100.0%

	September 30, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,339	16.5%	$6,266	18.0%
Retail	6,802	17.7	6,515	18.7
Office	8,560	22.2	7,111	20.4
Apartments/Multi-Family	9,790	25.4	8,536	24.4
Other	3,080	8.0	2,972	8.5
Agricultural properties	2,091	5.4	1,787	5.1
Hospitality	1,834	4.8	1,695	4.9
Total commercial and agricultural mortgage loans	$38,496	100.0%	$34,882	100.0%

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

As of September 30, 2015, our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.37 times, and a weighted average loan-to-value ratio of 57%. As of September 30, 2015, approximately 95% of commercial and agricultural mortgage loans were fixed rate loans. For those general account commercial and agricultural mortgage loans that were originated in 2015, the weighted average debt service coverage ratio was 2.52 times and the weighted average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio included approximately $1.5 billion and $1.3 billion of such loans as of September 30, 2015 and December 31, 2014, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2015, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	September 30, 2015
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$20,276	$316	$165	$20,757
60%-69.99%	11,388	380	46	11,814
70%-79.99%	5,061	429	99	5,589
Greater than 80%	82	146	108	336
Total commercial and agricultural mortgage loans	$36,807	$1,271	$418	$38,496

The following table sets forth the breakdown of our commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division by year of origination as of September 30, 2015.

	September 30, 2015
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2015	$6,418	16.7%
2014	7,496	19.5
2013	8,137	21.1
2012	4,275	11.1
2011	4,493	11.7
2010	2,643	6.8
2009	677	1.8
2008 & Prior	4,357	11.3
Total commercial and agricultural mortgage loans	$38,496	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, was $40,112 million and $36,637 million as of September 30, 2015 and December 31, 2014, respectively. As a percentage of recorded investment gross of allowance, more than 99.9% and 99.8% of these assets were current as of September 30, 2015 and December 31, 2014, respectively.
The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	September 30, 2015	December 31, 2014
	(in millions)
Allowance, beginning of year	$99	$164
Addition to (release of) allowance for losses	1	(55)
Charge-offs, net of recoveries	0	(8)
Change in foreign exchange	(1)	(2)
Allowance, end of period	$99	$99
Loan specific reserve	$2	$5
Portfolio reserve	$97	$94

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains (losses) as of the dates indicated.

	September 30, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$19	$2	$0	$21	$23	$3	$1	$25
Mutual fund common stocks(1)	2,834	378	69	3,143	2,638	468	30	3,076
Other common stocks	1,993	1,266	41	3,218	2,064	1,190	24	3,230
Total equity securities(2)	$4,846	$1,646	$110	$6,382	$4,725	$1,661	$55	$6,331
__________

(1)
Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.

(2)	Amounts presented exclude hedge funds and other alternative investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our policies regarding OTTI for equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

OTTI of equity securities attributable to PFI excluding the Closed Block division were $52 million and $9 million for the three months ended September 30, 2015 and 2014, respectively, and $66 million and $23 million for the nine months ended September 30, 2015 and 2014. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.
Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	September 30, 2015	December 31, 2014
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related(1)	$4,148	$4,267
Real estate-related	281	235
Real estate held through direct ownership	1,863	1,795
Other(2)	851	872
Total other long-term investments	$7,143	$7,169
__________

(1)	Primarily includes investments in private equity and hedge funds.

(2)
Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

OTTI of Other Long-Term Investments

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
OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $64 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and $90 million and $10 million for the nine months ended September 30, 2015 and 2014. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.
For additional information regarding our policies regarding OTTI for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our asset management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our asset management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included below.

	September 30, 2015	December 31, 2014
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$94	$96
Private, available-for-sale, at fair value	50	52
Other trading account assets, at fair value	12,252	9,068
Equity securities, available-for-sale, at fair value	3	8
Commercial mortgage and other loans, at book value(1)	193	419
Other long-term investments	478	986
Short-term investments	249	347
Total investments	$13,319	$10,976
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

Other Trading Account Assets

Other trading account assets are primarily related to assets associated with consolidated variable interest entities for which the Company is the investment manager, as well as our derivative operations used to manage interest rate, foreign currency, credit and equity exposures. The assets of the consolidated variable interest entities are generally offset by liabilities for which the fair value option has been elected. For further information on these consolidated variable interest entities, see Note 5 to the Unaudited Interim Consolidated Financial Statements.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the nine months ended September 30, 2015, we took the following significant actions that impacted our liquidity and capital position:

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

•	We repurchased $750 million of shares of our Common Stock and declared aggregate Common Stock dividends of $797 million;

•	We issued $1.0 billion of junior subordinated notes to be utilized for general corporate purposes; and

•
We obtained additional financing for Regulation XXX and Guideline AXXX reserves by increasing the amount outstanding under our captive financing facilities by $308 million and $262 million, respectively.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2015, the Company had $41.3 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2015	December 31, 2014
	(in millions)
Equity(1)	$29,257	$25,720
Junior subordinated debt (i.e. hybrid securities)	5,884	4,884
Other capital debt	6,184	8,451
Total capital	$41,325	$39,055
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

The decrease in other capital debt from December 31, 2014, primarily reflects a reduction in capital required as a result of positive net cash flows, including proceeds from the Closed Block restructuring received as part of the dividend from Prudential Insurance, and a reduction in capital debt due to proceeds received from an issuance of junior subordinated debt.

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

The table below presents the Solvency Margin ratios of our most significant international insurance subsidiaries as of June 30, 2015, the most recent date for which this information is available.

Ratio
Prudential of Japan	853%
Gibraltar Life consolidated(1)	927%
__________

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

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

Shareholder Distributions

In June 2015, our Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock during the period from July 1, 2015 through June 30, 2016. This authorization succeeds the Board’s previous $1.0 billion repurchase authority, which covered the prior twelve month period. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, June 30 and September 30, 2015.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2015	$0.58	$267	3.1	$250
June 30, 2015	$0.58	$265	2.9	$250
September 30, 2015	$0.58	$265	3.0	$250

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

As of September 30, 2015, Prudential Financial had cash and short-term investments of $12,871 million, an increase of $1,807 million from December 31, 2014. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $4,358 million as of September 30, 2015, an increase of $42 million from December 31, 2014.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2015
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,810
Net receipts under intercompany loan agreements(2)	2,205
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,000
Proceeds from stock-based compensation and exercise of stock options	280
Proceeds from the issuance of retail medium-term notes	180
Proceeds from short-term debt, net of repayments	73
Interest income from subsidiaries on intercompany agreements, net of interest paid	41
Total sources	7,589
Uses:
Maturities of medium-term notes, excluding retail medium-term notes	2,148
Capital contributions to subsidiaries(3)	2,058
Common Stock dividends(4)	801
Share repurchases(5)	744
Class B Stock repurchase settlement	651
Interest paid on external debt	618
Net income tax payments	334
Repayment of retail medium-term notes	63
Other, net	130
Total uses	7,547
Net increase (decrease) in cash and short-term investments	$42
__________

(1)
Includes dividends and/or returns of capital of $1,950 million from Prudential Insurance, $1,286 million from international insurance subsidiaries, $336 million from Prudential Annuities Holding Company, of which $270 million was from PALAC, $208 million from Asset Management subsidiaries, and $30 million from other subsidiaries.

(2)
Includes net receipts from subsidiaries of $2,113 million from Pruco Reinsurance, Ltd. (“Pruco Re”) and $169 million from Asset Management subsidiaries, and net proceeds of $561 million from the issuance of notes to international insurance subsidiaries, offset by net borrowing of $312 million by Pruco Life and $26 million by PLNJ, and net repayments of $200 million to Pruco Re and $100 million to Prudential Mortgage Capital Company.

(3)	Includes capital contributions of $1,568 million to Pruco Re, $268 million to Asset Management subsidiaries, and $222 million to international insurance subsidiaries.

(4)	Includes cash payments made on dividends declared in prior periods.

(5)	Includes $13 million related to trades that settled in January 2015 and excludes $19 million related to trades that settled in October 2015.

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

Domestic insurance subsidiaries. In May 2015, Prudential Insurance paid an extraordinary dividend in the amount of $1.95 billion to Prudential Financial, and in June 2015, PALAC paid an extraordinary dividend of $270 million to Prudential Financial.

International insurance subsidiaries. Our international insurance subsidiaries are subject to dividend restrictions from the regulatory authorities in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the Financial Services Agency (“FSA”). Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, International Insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates.

During the first nine months of 2015, total capital redeployed to Prudential Financial was $574 million from Prudential International Insurance Holdings, of which ¥62.2 billion, or approximately $519 million, came from its Japanese subsidiaries and ₩70.0 billion, or approximately $55 million, came from its Korean subsidiary.

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

	September 30, 2015
	Prudential Insurance	PLIC(1)	PRIAC	Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$4.8	$2.4	$1.1	$1.3	$9.6	$7.7
Fixed maturity investments:
High or highest quality	89.3	33.1	17.6	8.5	148.5	157.8
Other than high or highest quality	6.5	3.9	1.9	0.7	13.0	11.6
Subtotal	95.8	37.0	19.5	9.2	161.5	169.4
Public equity securities	0.2	2.8	0.0	0.1	3.1	4.0
Total	$100.8	$42.2	$20.6	$10.6	$174.2	$181.1
__________

(1)	Prudential Legacy Insurance Company of New Jersey.

(2)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	September 30, 2015
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2014
	(in billions)
Cash and short-term investments	$0.6	$1.7	$1.6	$3.9	$2.1
Fixed maturity investments:
High or highest quality(3)	28.3	78.9	14.9	122.1	123.9
Other than high or highest quality	0.4	2.6	0.3	3.3	3.0
Subtotal	28.7	81.5	15.2	125.4	126.9
Public equity securities	1.6	2.4	0.5	4.5	4.3
Total	$30.9	$85.6	$17.3	$133.8	$133.3
__________

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

(2)	Represents our international insurance operations, excluding Japan.

(3)
Of the $122.1 billion of fixed maturity investments that are not designated as held-to-maturity and considered high or highest quality as of September 30, 2015, $84.7 billion, or 69%, were invested in government or government agency bonds.

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

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of September 30, 2015, the living benefit hedging derivatives were in a net receive position of $6.7 billion compared to a net receive position of $4.7 billion as of December 31, 2014. The change in collateral position was primarily driven by a decrease in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2015, we have hedged 100%, 94%, 58% and 15% of expected yen-based earnings for 2015, 2016, 2017 and 2018, respectively.

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

	Nine months ended September 30,
Cash Settlements:	2015	2014
	(in millions)
Income Hedges (External)(1)	$235	$207
Equity Hedges:
Internal	964	362
External	(316)	48
Total Equity Hedges	648	410
Total Cash Settlements	$883	$617

	As of
	September 30,	December 31,
Assets/Liabilities:	2015	2014
	(in millions)
Income Hedges (External)(2)	$214	$404
Equity Hedges:
Internal	1,043	1,841
External	972	597
Total Equity Hedges(3)	2,015	2,438
Total Assets/Liabilities	$2,229	$2,842
__________

(1)	Includes Korean won related cash settlements of $1 million and $(20) million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Includes a Korean won related asset of $39 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively.

(3)
As of September 30, 2015, approximately 6%, 23% and 71% of the net asset is scheduled to settle in the remainder of 2015, 2016 and thereafter, respectively. The net market value of the assets/liabilities will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

•
Membership in the Federal Home Loan Banks, which provides Prudential Insurance and PRIAC the ability to obtain loans and to issue funding agreements up to specified regulatory limits that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. As of September 30, 2015, Prudential Insurance had an estimated maximum borrowing capacity of $7.4 billion, of which $2.0 billion was outstanding, and PRIAC had an estimated maximum borrowing capacity of $0.2 billion with no advances outstanding. As of September 30, 2015, Prudential Insurance and PRIAC had qualifying assets available but not pledged with fair value of $3.5 billion and $1.9 billion, respectively.

•
Commercial paper programs maintained by Prudential Financial and Prudential Funding, with authorized issuance capacity of $3.0 billion and $7.0 billion, respectively, of which $169 million and $620 million, respectively, were outstanding as of September 30, 2015.

•
A $4.0 billion syndicated, committed credit facility that expires in April 2020, and has Prudential Financial and Prudential Funding as borrowers. There were no outstanding borrowings under this credit facility as of September 30, 2015, or as of the date of this filing.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2015			December 31, 2014
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,259	$2,848	$8,107	$5,492	$3,915	$9,407
Cash collateral for loaned securities	2,851	1,390	4,241	3,064	1,177	4,241
Securities sold but not yet purchased	31	0	31	77	0	77
Total(1)	$8,141	$4,238	$12,379	$8,633	$5,092	$13,725
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$5,790	$1,823	$7,613	$6,610	$1,975	$8,585
Weighted average maturity, in days(2)	10	15		23	52
__________

(1)
The daily weighted average outstanding balance for the three and nine months ended September 30, 2015, was $7,998 million and $8,263 million, respectively, for PFI excluding the Closed Block division, and $4,542 million and $4,925 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of September 30, 2015, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $100.6 billion, of which $12.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2015, we believe approximately $15.5 billion of the remaining eligible assets are readily lendable, including approximately $11.9 billion relating to PFI excluding the Closed Block division, of which $1.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.6 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2015, total short-term and long-term debt of the Company on a consolidated basis was $22.2 billion, a decrease of $1.5 billion from December 31, 2014. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2015			December 31, 2014
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$169	$620	$789	$97	$386	$483
Current portion of long-term debt and other(1)(2)	762	282	1,044	2,222	1,134	3,356
Subtotal	931	902	1,833	2,319	1,520	3,839
General obligation long-term debt:
Senior debt	10,606	1,924	12,530	11,177	1,927	13,104
Junior subordinated debt	5,884	0	5,884	4,884	0	4,884
Surplus notes(3)	0	1,341	1,341	0	1,341	1,341
Subtotal	16,490	3,265	19,755	16,061	3,268	19,329
Total general obligations	17,421	4,167	21,588	18,380	4,788	23,168
Limited recourse borrowing(4):
Long-term debt	0	574	574	0	502	502
Total limited recourse borrowings	0	574	574	0	502	502
Total borrowings	$17,421	$4,741	$22,162	$18,380	$5,290	$23,670
__________

(1)
Does not include $2,559 million and $2,705 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes at September 30, 2015 and December 31, 2014, respectively, or $1,697 million and $1,947 million of collateralized funding agreements issued to the Federal Home Loan Bank of New York as of September 30, 2015 and December 31, 2014, respectively. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(2)
Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at both September 30, 2015 and December 31, 2014. For additional information on these borrowings, see Note 9 to our Unaudited Interim Consolidated Financial Statements.

(3)	Amounts are net of assets under set-off arrangements of $4,543 million and $3,973 million as of September 30, 2015 and December 31, 2014, respectively.

(4)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of September 30, 2015 and December 31, 2014, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Prudential Financial’s borrowings of $17.4 billion decreased $1.0 billion from December 31, 2014, driven by the maturity of $2.2 billion of medium-term notes and retail notes, partially offset by the issuance of $1.0 billion of junior subordinated notes and $0.2 billion of retail notes. Borrowings of our subsidiaries of $4.7 billion decreased $549 million from December 31, 2014, primarily driven by a decrease in the current portion of long-term debt due to maturities of asset-backed notes and surplus notes of $700 million and $100 million, respectively, partially offset by an increase in commercial paper outstanding.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.25 billion of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million since December 31, 2014. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2015.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of September 30, 2015		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,100		3,500
XXX	2014	2034	1,000	(1)(2)	1,000
XXX	2014	2024	693		1,750
Total Credit-Linked Note Structures			$5,543		$8,250
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in these structures.

(2)	The $1 billion surplus note represents an intercompany transaction that eliminates upon consolidation.

As of September 30, 2015, we also had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2015, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves for certain of our term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, we expect to fund the 2015 requirement using available assets, which may include affiliated financing.

Other Insurance Financing

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Secured Borrowings” included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our use of captive reinsurance companies.

Ratings

The following is an update of the discussion included under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the Form 10-K.

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

On September 17, 2015, S&P downgraded the financial strength and long-term counterparty credit ratings of Prudential Financial’s Japanese insurance subsidiaries from “AA-” to “A+” as a result of its decision to downgrade the sovereign debt ratings of Japan from “AA-” to “A+”. All ratings were assigned stable outlooks.

On September 18, 2015, S&P affirmed the long-term senior debt rating and short-term debt rating of Prudential Financial at “A” and “A-1”, respectively, and the financial strength ratings of Prudential Financial’s U.S. insurance subsidiaries at “AA-,” in each case, with stable outlooks.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, neither of the notes is reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2015, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
July 1, 2015 through July 31, 2015	947,995	$88.08	946,170
August 1, 2015 through August 31, 2015	990,420	$84.36	987,971
September 1, 2015 through September 30, 2015	1,085,046	$77.12	1,080,699
Total	3,023,461	$82.93	3,014,840	$750,000,123
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

(2)	In June 2015, the Board authorized the Company to repurchase up to $1.0 billion of its outstanding Common Stock during the twelve month period from July 1, 2015 through June 30, 2016.

ITEM 6. EXHIBITS

See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 5, 2015

EXHIBIT INDEX

10.1	Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors, effective as of September 8, 2015.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102