Form 10-K
period 2015-12-31
PRUDENTIAL FINANCIAL INC
filed 2016-02-19
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
COMMISSION FILE NUMBER 001-16707
____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $39.55 billion and 452 million shares of the Common Stock were outstanding. As of January 31, 2016, 446 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2016, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2015.

Forward-Looking Statements
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facility; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s proposed fiduciary rules; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by the Company; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) our ability to execute, and effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.184 trillion of assets under management as of December 31, 2015, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey.

Demutualization and Elimination of the Historic Separation of the Businesses

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became a wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under Prudential Insurance’s Plan of Reorganization, which required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as certain related assets and liabilities. On the date of demutualization, eligible policyholders received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance.

From demutualization through December 31, 2014, the businesses of Prudential Financial were separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. Prior to December 31, 2014, the Financial Services Businesses were comprised of the U.S. Retirement Solutions and Investment Management division, the U.S. Individual Life and Group Insurance division and the International Insurance division, and the Closed Block formed the principal component of the Closed Block Business. From demutualization through December 31, 2014, Prudential Financial also had two classes of common stock outstanding: the Common Stock, which is publicly-traded (NYSE:PRU) and which reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and which reflected the performance of the Closed Block Business. In January 2015 we repurchased and cancelled all of the outstanding shares of Class B Stock.

As a result of the repurchase of the Class B Stock, for reporting periods commencing after December 31, 2014, the Company’s earnings per share of Common Stock reflect the consolidated earnings of Prudential Financial, and the distinction between the Financial Services Businesses and the Closed Block Business has been eliminated for financial statement purposes. The results of the Closed Block, along with certain related assets and liabilities, are reported as a separate segment, referred to as the “Closed Block division” and treated as a divested business under Prudential Financial’s definition of adjusted operating income. The results of divested businesses are included in “Net income” and “Income from continuing operations” determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) but are excluded from adjusted operating income. See Note 22 to the Consolidated Financial Statements for the Company’s definition of a divested business and an explanation of adjusted operating income, and see Note 12 to the Consolidated Financial Statements and “—Closed Block Division” below for more information on the Closed Block.

We refer to the divisions and segments of the Company that formerly comprised the Financial Services Businesses as “PFI excluding the Closed Block division” and we refer to the operations that were formerly included in the Closed Block Business as the “Closed Block division,” except as otherwise noted.

Our Businesses

Our principal operations are comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. Our Corporate and Other operations include businesses that have been or will be divested, corporate items and initiatives that are not allocated to business segments and businesses that are not sufficiently material to warrant separate disclosure. These businesses are described below.

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

Competition

We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to adjust benefits pricing and commissions as well as closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders. Similarly, certain of our competitors have taken actions to modify benefits, to exit, or limit their presence in, the variable annuity marketplace. We believe our product offerings are competitive relative to substitute products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile and utilized external reinsurance as a form of risk mitigation, as discussed below, and have incorporated provisions in product design that allow frequent revisions of key pricing elements for new business. We continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while responding to market conditions and managing risks.

Products

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the HDI v.3.0 business. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5 billion of new rider premiums through December 31, 2016.

The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

We also offer immediate annuities and variable annuities without guaranteed living benefits. We offer the Prudential Immediate Income Annuity, which is a fixed single premium immediate annuity that provides fixed payments over a specific time period and the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

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

In addition, most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.

For information regarding the risks inherent in our products and the mitigants we have in place to limit our exposure to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants.”

Marketing and Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks and wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, our domestic national sales organization, and the agency distribution force of The Allstate Corporation (“Allstate”). Our distribution efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs. Our pricing is also influenced by competition and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves for our annuity products in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature and are based on assumptions a market participant would use in valuing these embedded derivatives. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private, and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans, and for clients with combinations of these plans, we offer integrated recordkeeping services. We also provide certain brokerage services through our broker-dealer, Prudential Investment Management Services LLC, and trust services through Prudential Bank & Trust, FSB (“PB&T”), a limited purpose trust-only institution. Our institutional investment products business offers investment-only stable value products, pension risk transfer solutions and other payout annuities, including guaranteed investment contracts (“GICs”), funding agreements, structured settlement annuities and other group annuities for defined contribution plans, defined benefit plans, non-qualified plans, and individuals.

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. We collect revenue based on assets or per participant charges for plan administration, recordkeeping and employee education services. We continue to have heightened pricing pressures, driven by competition, contractual limits on fee income, the increasing presence of intermediaries and regulations requiring more standard and consistent fee disclosures across industry providers. Additionally, we have seen slow case turnover in our mid to large case target markets.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions and successfully execute large-scale transactions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value wrap market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise. Previous rapid growth in our investment-only stable value product has slowed as competitive supply has increased to meet demand. For certain other institutional investment products, issuances over the past several years were impacted by unfavorable economic conditions and other competitive factors. We have recently experienced an increase in new issuances of certain of these products; however, maturing contracts continue to outpace new issuances.

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

Our full service general account and separate account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value products are either fully or partially participating, with annual or semi-annual rate resets subject to certain contractual minimums, giving effect to previous investment experience. We earn profits from partially participating products from the spread between the rate of return we earn on the investments and the interest rates we credit, less expenses. In addition, we may earn administrative fees for providing recordkeeping and other administrative services for both fully and partially participating products.

We also offer fee-based products, through which customer funds are held in separate accounts, retail mutual funds, institutional funds, or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee backed by the general account. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts, and hedge certain of the related risks utilizing externally purchased hedging instruments.

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

Payout Annuity Markets. We offer products designed to provide a predictable source of monthly income, generally for the life of the participant. Our newer pension risk transfer products include portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating group annuity contracts which we issue to pension plan sponsors and assume all of the investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump sum at inception. These products have economic features similar to our legacy general account annuity contracts, discussed below, but may also offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties, typically with monthly net settlements of premiums and benefits. As of December 31, 2015, our pension risk transfer business in force had an approximate average age of 73.

Our legacy products include structured settlements, voluntary income products and other group annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. For our general account products, we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits reflect the emerging experience related to investment returns, timing of mortality, timing of retirement, and the level of expenses being more or less favorable than assumed in the original pricing. Our separate account products are primarily fee-based products that cover payments to be made to defined benefit plan retirees. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

Stable Value Markets. We manufacture investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which investment results pass through to the customer, subject to a minimum interest rate guarantee backed by the general account, and we earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate has a floor of zero percent. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with proprietary and non-proprietary flexible fund investment alternatives.

We also offer investment-only general account products in the form of GICs and funding agreements. These products contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from these products result from the spread between the rates of return we earn on the investments and the interest rates we credit, less expenses.

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, our dedicated sales and support teams manage our distribution efforts in offices across the country. We sell our products and services through third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. Our clients typically prefer to transition plans either at the beginning or end of their fiscal year, which are generally during our fourth quarter.

In our stable value area within our institutional investment products business, we utilize our direct sales force and intermediaries to distribute investment-only stable value wraps and traditional GICs to plan sponsors and stable value fund managers, and to distribute funding agreements to investors. We also manage a global Funding Agreement Notes Issuance Program, pursuant to which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. Prudential Insurance may also issue funding agreements directly to the Federal Home Loan Bank of New York.

In our payout annuity area within our institutional investment products business, our pension risk transfer products, traditional group annuities and participating separate account annuities are typically distributed through actuarial consultants and third-party brokers. Structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity price quoting services.

Underwriting and Pricing

We set our rates for our full service and institutional investment products using pricing models that consider the investment environment and our risk, expense and profitability targets. In addition, for products within our payout annuity area, our models also use assumptions for mortality and, if pertinent, early retirement risks. These assumptions may be less predictable in certain markets, and deviations in actual experience from pricing assumptions could affect the profitability of these products. For our investment-only stable value wrap product, our pricing risk is mitigated by several features, including: the fees we earn for providing a guaranteed rate of return may be reset, as defined by the underlying contracts; the contracts allow participants to withdraw funds at book value, while contractholder withdrawals occur at market value immediately or at book value over time; and our obligation is limited to payments that are in excess of the fund value.

Reserves

We establish reserves for our retirement products in accordance with U.S. GAAP. We use best estimate assumptions with provisions for adverse deviation as of inception or best estimate assumptions as of the most recent loss recognition event when establishing reserves for future policyholder benefits and expenses, including assumptions for investment yield, expenses, mortality rates and retirement. Future policyholder benefit reserves also include amounts related to deferred profit liabilities, where applicable. We also establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.

Asset Management

Effective January 1, 2016, the Asset Management segment, formerly known in the marketplace as Prudential Investment Management, has rebranded as PGIM, The Global Investment Management Businesses of Prudential Financial, Inc.

The Asset Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, retail funds management, private lending and asset securitization activity and other structured products. These products and services are provided to third-party clients as well as other Prudential businesses. We also invest in asset management and investment distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management.

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

Prudential Fixed Income, a PGIM Business. Prudential Fixed Income manages assets for a wide range of clients worldwide through our operations in Newark, London, Singapore and Tokyo. Our products include traditional broad market fixed income and single-sector strategies, traditional and customized asset/liability strategies, hedge strategies and collateralized loan obligations. Prudential Fixed Income also serves as a non-custodial securities lending agent. Portfolios are managed by seasoned portfolio managers across sector specialist teams supported by significant credit research, quantitative research and risk management organizations.

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

PGIM Real Estate Finance. PGIM Real Estate Finance provides commercial mortgage origination, asset management and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae, the Federal Housing Administration and Freddie Mac, and as a minority interest joint venture partner and service provider to originate commercial mortgages for future securitization.

PGIM Real Estate. PGIM Real Estate provides asset management services for single-client and commingled private and public real estate portfolios, and manufactures and manages a variety of real estate investment vehicles investing in private and public real estate, primarily for institutional clients through offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or designated geographic regions or follow other specific investment strategies. Our global real estate organization has an established presence in the U.S., Europe, Asia and Latin America.

Prudential Investments. Prudential Investments manufactures, distributes and services investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. These products are designed to be sold primarily by financial professionals including third-party advisors and licensed sales professionals within Prudential Advisors. We offer a family of retail investment products consisting of over 60 mutual funds as of December 31, 2015. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

Prudential International Investments, a PGIM Business. Prudential International Investments manufactures proprietary products and distributes both proprietary and non-proprietary products tailored to meet client needs. Our international investment operations primarily consist of our asset management operations in Taiwan, and our operating joint ventures in Brazil, India and Italy that are accounted for under the equity method.

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

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by distribution forces associated with other Prudential businesses and by third-party networks. Additionally, we work with third-party product manufacturers and distributors to include our investment options in their products and platforms.

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

U.S. Individual Life and Group Insurance Division

The U.S. Individual Life and Group Insurance division conducts its business through the Individual Life and Group Insurance segments.

Individual Life

Our Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the U.S. market. Our life products are distributed through independent third-party distributors and licensed sales professionals within Prudential Advisors.

On January 2, 2013, we acquired The Hartford Financial Services Group’s individual life insurance business through a reinsurance transaction. Under the agreement, we paid cash consideration of $615 million, primarily in the form of a ceding commission, to provide reinsurance for approximately 700,000 life insurance policies with a net retained face amount in force of approximately $141 billion. This acquisition increased our scale in the U.S. individual life insurance market, particularly universal life products, and provided complementary distribution opportunities through expanded wirehouse and bank distribution channels.

Competition

The Individual Life segment competes with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include the level, cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the availability, utilization and timing of tax deductions associated with statutory reserves, product designs that impact the amount of statutory reserves and the associated tax deductions, the level and volatility of interest rates, and our expense structure.

We periodically adjust product prices and features based on the market and our strategy, which allows us to manage the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

Products

Our primary insurance products are term life, variable life, guaranteed universal life and all other universal life, which represent 42%, 34%, 15% and 8%, respectively, of our face amount of individual life insurance in force, net of reinsurance as of December 31, 2015. Our product diversification strategy has decreased the proportional contribution to sales of guaranteed universal life and increased the proportion of other products. This strategy has positioned us to better balance portfolio risk and enhance our value proposition to our distribution partners and their clients. Additionally, most of our variable and universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements.

Term Life Insurance. We offer a variety of term life insurance products that provide coverage for a specified time period. Most term products include a feature that allows the policyholder to convert the policy into permanent life insurance coverage. We also offer term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance. We offer several individual variable life insurance products that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of Individual Life’s profits, however, is associated with our large in force block of variable policies which are expected to run off over time as policies age.

Universal Life Insurance. We offer universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. We also offer universal life insurance products that allow the policyholder to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact Individual Life’s profits from universal life insurance.

Marketing and Distribution

Individual Life provides products to the U.S. mass and mass affluent markets through the following two channels:

Third-Party Distribution. Our individual life products are offered through a variety of third-party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Advisors. Prudential’s national in-house sales agency, formerly known as Agency Distribution, was renamed Prudential Advisors to more accurately reflect the role that its financial professionals play in the marketplace, as well as to better align with the array of financial products and services they offer. It distributes Prudential variable, term and universal life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options. It also distributes selected insurance and investment products from other carriers and has access to non-proprietary property and casualty products distributed under agreements with the purchasers of our property and casualty insurance operations, which we sold in 2003, and other third-party providers. In addition, Prudential Advisors offers certain retail brokerage and retail investment advisory services through our dually registered broker-dealer and investment adviser, Pruco Securities, LLC. These services include brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services.

Individual Life is paid a market rate by the Annuities and Asset Management segments to distribute their products. Any profit or loss is included in the results of the Individual Life segment and eliminated in consolidation.

Underwriting and Pricing

Underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves, in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish reserves for individual life products in accordance with U.S. GAAP. For term life insurance contracts and other benefits with fixed and guaranteed terms, we use best estimate assumptions with provisions for adverse deviation as of inception when establishing reserves for future policyholder benefits and expenses including assumptions for mortality and morbidity, investment yield, expenses, and policy persistency. We use current best estimate assumptions when establishing reserves for no lapse guarantees. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and universal life insurance contracts, we establish liabilities for policyholders’ account balances. These liabilities represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable. Policyholders’ account balances also include unearned revenue reserves calculated based on current best estimate assumptions.

Reinsurance

The Individual Life segment uses reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. On policies sold since 2000, we have reinsured a significant portion of the mortality risk assumed, with that portion varying over time depending on market factors and strategic objectives. Commencing in 2013, the maximum exposure we retain for new business is $20 million on both single life policies and second-to-die policies. Over time we have accumulated policies with higher retained exposure which may result in earnings volatility. In addition, certain transactions, such as assumed reinsurance or acquisitions of in force contracts, may cause us to temporarily or permanently exceed this limit on an aggregate basis. We remain liable if a third-party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure.

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

Products

Group Life Insurance. Our portfolio of group life insurance products consists of employer-paid (basic) and employee-paid coverages, including term life insurance for employees and employees’ dependents as well as group universal life insurance. We offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance, business travel accident insurance, a critical illness product and an accident insurance product. Many of our employee-paid coverages allow employees to retain their coverage when they change employers or retire. We also offer waiver of premium coverage where required premiums are waived in the event the insured suffers a qualifying disability.

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

Marketing and Distribution

Group Insurance offers its portfolio of products and customized benefit solutions through its own dedicated sales force that is organized around market segments and distributes primarily through employee benefit brokers and consultants.

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

We maintain a disciplined approach to pricing our group life and disability insurance products. We base pricing of group insurance products on the expected pay-out of benefits and other costs that we calculate using assumptions for mortality and morbidity rates, interest rates and expenses, depending upon the specific product features. On many of our group policies, we provide multiple year rate guarantees, which can contribute to fluctuations in profitability. For certain policies with experience-rated return provisions, the final premium is adjusted to reflect the client’s actual experience during the past year. For these policies, the group contractholder bears some of the risk, or receives some of the benefit, associated with claim experience fluctuations, thus lessening the fluctuations in profitability.

Reserves

We establish reserves for group insurance products in accordance with U.S. GAAP. We primarily use current best estimate assumptions when establishing reserves for future policyholder benefits and expenses including assumptions for mortality, morbidity and claim termination rates, interest rates and Social Security offsets. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. We also establish liabilities for policyholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable.

Reinsurance

We use reinsurance primarily to limit losses from large claims, and in response to client requests. We remain liable if a third-party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor concentration of counterparty risk to mitigate this exposure.

International Insurance Division

The International Insurance division conducts its business through the International Insurance segment.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance, retirement and related products, including certain health products with fixed benefits. We provide these products to the broad middle income and mass affluent markets across Japan through multiple distribution channels including banks, independent agencies and Life Consultants associated with our Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations. We also provide similar products to the mass affluent and affluent markets through our Life Planner operations in Japan, Korea and other countries outside the U.S., including Taiwan, Italy, Brazil, Argentina, Poland and Mexico. We continue to seek opportunities for expansion into high-growth markets in targeted countries.

For the year ended December 31, 2015, our Life Planner and Gibraltar Life operations in Japan represented 37% and 51%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment and, in aggregate, represented 36% of the net premiums, policy charges and fee income of Prudential Financial, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, as of December 31, 2015, we have a 26% interest in a life insurance joint venture in India and a 70% interest in an established life insurance business in Malaysia.

We manage each operation on a stand-alone basis through local management and sales teams, with oversight by senior executives based in Newark, New Jersey and outside the United States. Each operation has its own marketing, underwriting, claims, investment management and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by our Asset Management segment, primarily through international subsidiaries. Operations generally invest in local currency denominated securities, primarily bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments, in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. Our Gibraltar Life operations also have Australian dollar-denominated investments that support products issued in that currency.

Competition

The life insurance markets in Japan and Korea are mature and pricing is competitive. Rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength. Demographic trends in Asia suggest that our target market is increasing as the percentage of the population between the ages of 20 and 65 increases over the next few decades. This creates an increasing opportunity for product innovation, introducing insurance products that allow for savings and income as a growing portion of the population prepares for retirement. Further, as many Asian insurers focus on entering other markets, we have the opportunity to continue to build our presence in the Asian markets we currently serve. The ability to sell through multiple and complementary distribution channels is also a competitive advantage; however, competition for sales personnel, as well as access to third-party distribution channels, is intense.

Products

Our international insurance operations have a diversified product mix, primarily denominated in local currencies and emphasizing death protection while supporting the growing demand for retirement and savings products. We classify our products into four general categories: life insurance protection, retirement, annuity and accident & health, which represented 59%, 18%, 16% and 7%, respectively, of full year 2015 annualized new business premiums on a constant exchange rate basis. Each product category is described below:

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

Accident and Health Products. In most of our operations, we offer accident and health products with fixed benefits. These products provide benefits to cover accidental death and dismemberment, hospitalization, surgeries, and cancer and other dread diseases, most of which are sold as supplementary riders and not as stand-alone products. We also offer waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

Marketing and Distribution

Our International Insurance segment distributes its products through multiple distribution channels, including two captive agent models, Life Planners and Life Consultants, as well as bank and independent agency third-party distribution channels. For additional information on headcount for our captive agents, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—International Insurance Division.”

Life Planners. Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. The attributes considered when recruiting new Life Planners generally include but are not limited to: university or college degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2015 and 2014, was 7,592 and 7,352, respectively.

Life Consultants. Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants in Japan as of December 31, 2015 and 2014, was 8,805 and 8,707, respectively.

Bank Distribution Channel. Bank distribution channel sales primarily consist of life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as fixed annuity products primarily denominated in U.S. and Australian dollars. We view the bank distribution channel as an adjunct to our core Life Planner and Life Consultant distribution channels and will continue to pursue this channel with a focus on profitable growth.

A significant portion of our sales in Japan through our bank channel distribution are derived through a single Japanese mega-bank; however, we have relationships with each of Japan’s four largest banks as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

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

Pricing of similar products among our various countries is designed to achieve a generally consistent targeted rate of return by product, with the competitive environment also being a contributing factor. The profitability of our products is impacted both positively and negatively by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Interest rates guaranteed at issue under our insurance contracts may exceed the rates of return we earn on our investments and, as a result, we may experience negative spreads between the rate we guarantee and the rate we currently earn on investments. Additionally, profitability may also be affected by seasonal factors, such as common retirement dates for members of specific customer groups in the second quarter of each year, or the timing of new product introductions, sales campaigns, premium rate changes and changes in tax laws may also affect profitability.

Reserves

We establish reserves for our international insurance products in accordance with U.S. GAAP. We primarily use best estimate assumptions with provisions for adverse deviation as of inception when establishing reserves for future policyholder benefits and expenses including assumptions for investment yield, persistency, expenses, mortality and morbidity rates. Future policy benefit reserves also include amounts related to our deferred profit liability, claims reported but not yet paid, and claims incurred but not yet reported. For variable and interest-sensitive life products, as well as most annuity products, we establish liabilities for policyholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable. Policyholders’ account balances also include unearned revenue reserves calculated based on current best estimate assumptions and provisions for non-life contingent payout annuity benefits.

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with both selected third-party reinsurers and Prudential Insurance. We remain liable if a third-party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other

Corporate and Other includes corporate items and initiatives that are not allocated to our business segments, and divested businesses, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. As described in “Demutualization and Elimination of the Separation of the Businesses” above, effective January 2, 2015, results of the Closed Block, along with certain related assets and liabilities, are reported as the Closed Block division and are accounted for as a divested business that is reported separately from the divested businesses included in Corporate and Other.

Corporate Operations

Corporate Operations consist primarily of: (1) capital that is not deployed in any business segments; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) our qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) our Capital Protection Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Insurance segment; and (10) transactions with and between other segments.

Corporate Operations include certain results related to our Capital Protection Framework (“the Framework”), which we employ as part of our capital management strategy. The framework considers potential capital consequences under a range of market related stresses and the strategies we use to mitigate them. For additional information on our Capital Protection Framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Capital Protection Framework.”

Divested Businesses

Divested Businesses reflect the results of the following businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. See Note 22 to the Consolidated Financial Statements for an explanation of adjusted operating income.

Long-Term Care. In 2012, we discontinued sales of our individual and group long-term care insurance products. We establish reserves for these products in accordance with U.S. GAAP. We use best estimate assumptions with provisions for adverse deviation as of inception or best estimate assumptions as of the most recent loss recognition event when establishing reserves for future policyholder benefits and expenses, including assumptions for morbidity, mortality, persistency, expenses and interest rates. Our assumptions have also factored in our estimate of the timing and amount of anticipated premium increases which will require state approval. Reserves also include claims reported but not yet paid and claims incurred but not yet reported.

Residential Real Estate Brokerage Franchise and Relocation Services. In 2011, we sold our real estate brokerage franchise and relocation services businesses to Brookfield Asset Management, Inc., but retained ownership of a financing subsidiary with debt and equity investments in a limited number of real estate brokerage franchises, which we have substantially exited.

Individual Health and Disability Insurance. We ceased writing individual disability income policies in 1992, and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1996 Health Insurance Portability and Accountability Act guarantees renewal beyond age 65. Under certain circumstances, with appropriate approvals from state regulatory authorities, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims. We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses.

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

Closed Block Division

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets to be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continued. We also segregated additional assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization have been added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full.

The results of the Closed Block, along with certain related assets and liabilities, comprise the Closed Block division, which is treated as a divested business under our definition of adjusted operating income and reported separately from other divested businesses. Prior to the repurchase of the Class B Stock and the resulting elimination of the distinction between the Financial Services Businesses and the Closed Block Business, the Closed Block formed the principal component of the Closed Block Business.

As discussed in Note 12 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed may be available for distribution over time to Closed Block policyholders as part of policyholder dividends unless offset by future Closed Block experience that is less favorable than expected. These cash flows will not be available to shareholders. A policyholder dividend obligation liability is established for any excess cash flows. Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

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

Effective January 1, 2015, we entered into a reinsurance agreement with a wholly-owned subsidiary of Prudential Insurance, Prudential Legacy Insurance Company of New Jersey (“PLIC”), pursuant to which Prudential Insurance reinsured substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of PLIC, primarily on a coinsurance basis. Under the reinsurance agreement with PLIC, approximately $57 billion of Closed Block assets were transferred to PLIC. Consistent with the participating nature of the Closed Block policies and contracts, experience of the Closed Block is ultimately passed along to policyholders over time through adjustments of the annual policyholder dividend scale. Prior to entering into the reinsurance agreement with PLIC, Prudential Insurance reinsured a substantial portion of the Closed Block liabilities to third-party and affiliated reinsurers. The results of these reinsurance arrangements were reported through December 31, 2014 within Corporate and Other operations. See Note 13 to the Consolidated Financial Statements for additional discussion on the accounting for these reinsurance arrangements.

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign servicemarks, including in particular “Prudential”, “Prudential Financial”, the “Prudential logo” and our “Rock” symbol. We believe that the value associated with many of our patents and trade secrets, and the goodwill associated with many of our servicemarks are significant competitive assets.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank subjects us to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”) as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either material financial distress at the Company, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the Company’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion.

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or will include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far the FRB has focused its general supervisory authority over us in several areas, including oversight of a capital planning and capital analysis and review process, model governance and validation, operational risk management, resolution planning and information and technology security.

Enhanced Prudential Standards

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. The FRB has not adopted rules applicable to insurance holding company Designated Financial Companies, but in February 2014 it adopted enhanced prudential standards applicable to large bank holding companies and in July 2015 it adopted rules applicable to the one non-insurance Designated Financial Company.

Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. In addition, in 2014 an amendment to Dodd-Frank clarified that, in establishing minimum leverage and capital requirements and minimum risk-based capital requirements on a consolidated basis for Designated Financial Companies, the FRB is permitted to exclude certain insurance activities from such requirements, although we cannot predict whether or how the FRB will use this authority.

Stress Tests

As a Designated Financial Company, we will be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires us to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.

Early Remediation

The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the Designated Financial Company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales.

Resolution and Recovery Planning

We are required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. We submitted our first resolution plan in June 2014, and were advised by the FRB and FDIC in September 2014 that the plan was “not incomplete,” the standard for evaluation of an initial plan. In July 2015, the FRB and the FDIC provided feedback to the Company, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on our respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the subsequent resolution plan. We submitted our second resolution plan in December 2015, which is subject to review for credibility, in addition to completeness. In 2016 we are also required to submit to the FRB a recovery plan that describes the steps that the Company could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.

If the FRB and the FDIC were to jointly determine that our 2015 resolution plan, or any future resolution plan, is not credible or would not facilitate an orderly resolution of the Company under applicable law, and the Company is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements on the Company or restrictions on growth, activities or operations. Any requirements or restrictions imposed by the FRB and FDIC would cease to apply on the date that the FRB and FDIC jointly determine that the Company has submitted a revised resolution plan that adequately remedies the deficiencies.

The FRB and the FDIC, in consultation with the Council, may also jointly order the Company to divest assets or operations identified by the FRB and FDIC in circumstances where:

•	the FRB and the FDIC jointly decide that the Company or a subsidiary of the Company shall be subject to the requirements or restrictions described above,

•
the Company has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions, and

•	the FRB and FDIC jointly determine that the divestiture of such assets or operations is necessary to facilitate an orderly resolution of the Company in the event that the Company was to fail.

In addition, in order to develop a resolution plan that the FRB and FDIC determine is credible or would facilitate the orderly resolution of the Company under applicable law, it may be necessary for the Company to take actions to restructure intercompany and external activities or other actions, which could result in increased funding or operational costs.

Other Dodd-Frank Regulation

•
Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

•	As a Designated Financial Company, we must seek pre-approval from the FRB for the acquisition of specified interests in certain companies engaged in financial activities.

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

Derivatives Regulation

Dodd-Frank created a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which has impacted various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). This new framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Swaps entered into between PGF, Prudential Financial and our insurance subsidiaries are generally exempt from most of these requirements. In late 2015, final rules regarding the posting of collateral in connection with uncleared swaps were adopted, which we do not believe will have a significant impact on our current variation margin posting practices, but will require us, in the future, to post initial margin on uncleared swaps with external counterparties.

Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. In particular, we continue to monitor increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. These regulations may impact our hedging costs, our hedging strategy or implementation thereof or cause us to increase or change the composition of the risks we do not hedge. In addition, under Dodd-Frank the SEC and Commodity Futures Trading Commission are required to determine whether and how “stable value contracts” should be treated as swaps under the applicable regulations and whether various other products offered by our insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients.

Federal Insurance Office

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer.

Securities Laws

Dodd-Frank included various securities law reforms relevant to our business practices. In January 2011, the SEC staff issued a study that recommended that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

We have been identified by the FSB as a global systemically important insurer (“G-SII”) since July, 2013. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans.

The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS field testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates its process to develop global group-wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.

The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is targeted at firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential, and is scheduled to be adopted by the IAIS in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens ComFrame would impose on us, if adopted by U.S. group supervisory authorities.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun enacting or considering legislative and regulatory changes consistent with G20 and FSB recommendations, including new regulations and proposals governing consolidated regulation of insurance holding companies set forth by the Financial Services Agency (“FSA”) in Japan, as described below under “Regulation of our International Businesses.” In addition, the prudential regulation of insurance and reinsurance companies across the European Economic Area (“EEA”) is due for significant change under the Solvency II Directive which came into force in January 2016 and applies to our insurance subsidiaries based in the EEA. This new regime effects a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and imposes, among other things, group level supervision mechanisms.

The foregoing requirements and developments could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Other U.S. Federal Regulation

U.S. Tax Legislation

The American Taxypayer’s Relief Act (the “Act”) was signed into law in January 2013. The Act permanently extended the reduced Bush era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.

In December 2015, Congress enacted legislation renewing the Active Financing Exception retroactive for tax years beginning on or after January 1, 2015 and making the provision a permanent part of the U.S. tax code. This provision allows for deferral of U.S. tax on certain earnings of our foreign insurance companies until distributed to the U.S. This provision is expected to lower the Company’s future U.S. tax liability on undistributed foreign earnings and increase after tax results.

There continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base, including by reducing or eliminating certain tax expenditures. Broadening the tax base or reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, given the large federal deficit, Congress could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules that affect the Company and its products.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a major reason for the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

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

DOL Fiduciary Rule

In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Annuities, Retirement, Asset Management, Individual Life and Group Insurance businesses, and increase compliance costs. For a discussion of the potential impacts of the proposed rule on our businesses, see “Risk Factors—Regulatory and Legal Risks—Changes in the legislation and regulation of retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.”

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

Insurance Holding Company Regulation

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona, Connecticut and Indiana, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

Several of our domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile. The 2015 college was held in October.

Group Wide Supervision

In 2014, New Jersey adopted legislation that authorizes group-wide supervision of internationally active insurance groups, and in 2015 the New Jersey Department of Banking and Insurance (“NJDOBI”) notified Prudential Financial that the law authorizes NJDOBI to act as the group-wide supervisor of Prudential Financial. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. As group-wide supervisor, the NJDOBI has begun additional reviews of the Company’s operations. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”) has promulgated model laws for adoption in the United States that would provide for “group-wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements will impose on Prudential Financial.

Insurance Operations

State insurance laws regulate all aspects of our U.S. insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is domiciled in New Jersey and its principal insurance regulatory authority is the NJDOBI. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted; regulating reinsurance transactions, including the role of captive reinsurers; and other matters.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business in accordance with accounting practices and procedures prescribed or permitted by these departments. The operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2013, the New Jersey insurance regulator, along with the insurance regulators of Arizona, Connecticut, Indiana and Iowa, completed a coordinated risk-focused financial examination for the five year period ended December 31, 2011, for all of our U.S. domestic insurance companies as part of the normal five year examination and found no material deficiencies.

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

As a result of a February 2014 agreement with the New York State Department of Financial Services (“NY DFS”) regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to hold additional New York statutory reserves in the future. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected. In the fourth quarter of 2015, Prudential Annuities Life Assurance Corporation (“PALAC”) surrendered its New York license and reinsured its New York business to an affiliate. The license surrender relieves PALAC of the requirement to hold additional New York statutory reserves mandated by the agreement.

The NAIC has developed a principles-based reserving approach for life insurance products, which is designed to better address reserving for products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations to the insurer. The principles-based approach will become effective after the NAIC’s Standard Valuation Law is enacted by a minimum number of states representing a minimum premium volume, and may become effective as soon as January 1, 2017, with a three year phase-in period and would apply only to new business. The timing and the effect of these changes are still uncertain, and the Company is reviewing the application of the law to its reserves.

Captive Reinsurance Companies. In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that implements many of the recommendations set forth in the June 2014 report by Rector & Associates, Inc. (“Rector Report”) concerning certain transactions involving captive reinsurance companies. Specifically, AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be “primary securities”, which are defined as cash and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other securities”. The requirements in AG 48 became effective on January 1, 2015 and apply for reporting periods ending December 31, 2015 in respect of certain term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC and state regulators also continue to consider additional changes based on the Rector Report.

We have used captive reinsurance subsidiaries to finance a portion of the statutory reserves for term and universal life policies that we consider to be non-economic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

In addition to the changes recommended by the Rector Report, the NAIC continues to consider other changes that would regulate more strictly captive reinsurance companies that assume business directly written in more than one state and apply accreditation standards to those captives that historically were applicable only to traditional insurers.

The NAIC and state and federal regulators also continue to study the use of captive reinsurance companies for variable annuities. In November 2015 the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. The framework contemplates extensive changes to the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure. We have agreed to participate in a quantitative impact study assessing the efficacy and potential impact of the recommended reforms. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations. In December 2015, we announced our intention to recapture our variable annuity living benefit riders from our captive reinsurer in 2016 and to manage the risks of these riders in our statutory entities. We have obtained approvals from insurance regulators for key aspects of our recapture plan. While we are initiating the recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, we expect our plan to be reasonably aligned with the key concept changes planned under the framework. For information on our reinsurance of variable annuity risks to our captive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies.”

Own Risk and Solvency Assessment. New Jersey has enacted the NAIC's and Own Risk and Solvency Assessment (“ORSA”) model act which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position. We began filing annual ORSA reports with NJDOBI in 2015.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2015, 2014 and 2013, we paid approximately $0.6 million, $28.8 million and $66.1 million, respectively, in assessments pursuant to state insurance guaranty association laws. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. The 2013 assessments reflected the Executive Life of New York (“ELNY”) and the Executive Life Insurance Company insolvencies. In addition, in 2011, we agreed to make a voluntary contribution of $20 million to an insurance industry solvency fund, related to ELNY, which was subsequently paid in 2013. The 2014 assessments also included payments related to the ELNY insolvency, which substantially concluded our assessments related to this matter. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are subject to federal and state regulation. In addition, we have subsidiaries that are investment advisers registered under the Investment Advisers Act of 1940, as amended. Our third-party advisors and licensed sales professionals within Prudential Advisors and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require re-approval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

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

Privacy Regulation and Cybersecurity

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. Federal or state laws or regulations also:

•provide additional protections regarding the use and disclosure of certain information such as social security numbers;

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail or fax messages to consumers and customers; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Federal and state legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.

We are also subject to privacy laws, regulations, and directives that require our business units in countries outside the U.S. to protect the security and confidentiality of employee and customer personal information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information.

Federal and state financial regulators continue to focus on cybersecurity and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. The Company reviews and revises its privacy and information security policies, procedures and standards accordingly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Risk Exposure and Monitoring—Operational Risk.”

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking environmental assessments, among other measures prior to taking title to real estate.

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

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not our shareholders or debt holders. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations as regulators seek to protect their financial systems from perceived systemic risk. In some instances, jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. Changes such as these can increase compliance costs and potential regulatory exposure.

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

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the FSA, the financial services regulator in Japan. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India, China and Malaysia through joint ventures. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

In order to monitor insurers’ solvency, regulatory authorities in the jurisdictions in which we operate outside the U.S. generally establish some form of minimum solvency margin requirements for insurance companies, similar in concept to the RBC ratios that are employed by U.S. insurance regulators. These solvency margins are used by regulators to assess the sufficiency of an insurer’s capital and claims-paying ability and include the impact of transactions with affiliated entities. The solvency margin ratios (“SMR”) in certain jurisdictions are required to be disclosed to the public. Insurers that have less solvency margin than the regulators require are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

In 2012, the FSA implemented revisions to the solvency margin requirements and developed a consolidated basis capital standard. These new standards require insurers to adopt changes in the manner in which an insurance company’s core capital is calculated and are meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. We anticipate further changes in solvency regulation from jurisdiction to jurisdiction based on regulatory developments in the U.S., the EEA, and recommendations by the IAIS, as well as regulatory requirements for those companies deemed to be G-SIIs, as described above under “International and Global Regulatory Initiatives.”

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 15 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Our non-insurance international operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the United Kingdom, Hong Kong, Mexico, India, Germany and Singapore, and participate in investment-related joint ventures in Brazil, Italy and China. These businesses may provide investment-related products such as investment management products and services, mutual funds and separately managed accounts. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, and securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

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

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2015, 2014, and 2013, we paid approximately $25 million, $26 million, and $27 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

In 2014 and 2015, the FSA announced several amendments to its “Comprehensive Guidelines for Supervision of Insurance Business Operators” and “Inspection Manual for Insurance Companies” addressing enterprise risk management readiness and ORSA. During the same period, the FSA conducted several horizontal reviews of Japanese insurance companies in order to assess current risk management practices. The FSA has periodically released the results of these reviews and intends to continue to encourage insurers to develop risk management systems which are in line with the international insurance supervisory framework, including the Insurance Core Principles adopted by the IAIS. Additionally, insurance companies were required to prepare and submit an ORSA by September 30, 2015. The ORSA requirement is an annual requirement for each Japanese insurance company and its holding company, including Prudential Holdings of Japan, and we submitted an ORSA in accordance with this requirement in 2015.

In addition to the FSA’s initiatives, in March 2014, amendments to the Japan Deposit Insurance Law became effective which expand the scope of the Deposit Insurance Corporation of Japan and provide for the development of a new comprehensive regime for the resolution of financial institutions, including life insurance companies. The amendments are in accordance with commitments made by the Government of Japan in connection with policies agreed to among the G20 financial ministers and recommendations of the FSB for the development of an effective orderly resolution framework for dealing with a financial crisis caused by severe market disruptions.

In 2013, the FSA indicated its intention to develop a new comprehensive regime for the resolution of financial institutions, including life insurance companies. The enabling legislation for the establishment of the regime was enacted in 2013, and new regulations to effectuate these changes were released in 2015. The primary impact of the regulations has been the inclusion of insurance companies in the comprehensive resolution framework for dealing with a financial crisis, discussed above.

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

On March 20, 2014, Japan repealed the Special Reconstruction Corporation Tax reducing the national corporate tax rate from 28.05% to 25.5% for tax years beginning on or after April, 1, 2014. The national corporate rate was further reduced to 23.9% for tax years beginning on or after April 1, 2015. There is a proposal to further reduce the national corporate rate to 23.4% for tax years beginning on or after April 1, 2016 and to 23.2% for tax years beginning on or after April 1, 2018. The Japanese consumption tax rate increased on April 1, 2014 from 5% to 8%. The consumption tax rate is scheduled to increase to 10% on April 1, 2017. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums. The consumption tax increase has led to increased costs for insurers.

Effective in January 2015, Japan amended its inheritance tax laws, which lowered the exemption amount and increased tax rates. The increase in this tax could make protection products more attractive to our customers as they look for ways to manage the increased inheritance tax burden.

Employees

As of December 31, 2015, we had 49,384 employees and sales associates, including 28,810 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

•
We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, foreign government securities (primarily those of the Japanese government), equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition.

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

•
Disruptions in individual market sectors within our investment portfolio could result in significant realized and unrealized losses. For example, during 2015 the energy sector and extractive enterprises, which are historically cyclical, experienced significant drops in prices, resulting in increased impairments and unrealized losses in these parts of our investment portfolio. If energy and other commodity prices remain low for an extended period, we could experience additional losses.

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy, and adverse political developments), and in the Japanese economy (including due to the effects of inflation or deflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in the value of the Japanese yen relative to the U.S. dollar). Global, U.S. or Japanese economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

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

Our insurance and annuity products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

•	Changes in interest rates can also result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

•
When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) or value of business acquired (“VOBA”). In addition, increasing interest rates could cause capital strain due to lower solvency margin levels of our Japanese insurance subsidiaries because the carrying value of bonds classified as available-for-sale would decline while the carrying value of liabilities would generally remain unchanged. Also, an increase in interest rates accompanied by unexpected extensions of certain lower-yielding investments could reduce our profitability.

•	Changes in interest rates could subject us to increased collateral posting requirements related to hedging activities associated with some of our products.

•	Changes in interest rates could require us to contribute capital to subsidiaries to support our annuities business, which occurred during 2015.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in interest rates could increase our costs of financing.

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

We may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the availability of credit, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Further, any future equity offerings would dilute the ownership interest of existing shareholders.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) access contingent sources of capital and liquidity available through our Capital Protection Framework; (2) further access other external sources of capital, including the debt or equity markets; (3) reduce or eliminate future share repurchases or shareholder dividends; (4) undertake additional capital management activities, including reinsurance transactions; (5) limit or curtail sales of certain products and/or restructure existing products; (6) undertake further asset sales or internal asset transfers; (7) seek temporary or permanent changes to regulatory rules; and (8) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flows, as well as increase the volatility of our results of operations under U.S. GAAP.

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are exposed to foreign currency exchange risks that could reduce the U.S. dollar-equivalent earnings and equity of these operations. We enter into derivative contracts in order to hedge the future income of certain of our international subsidiaries. Further, our Japanese subsidiaries hold U.S. dollar-denominated assets as a way for us to mitigate the effect of fluctuations in the yen exchange rate on our U.S. dollar-equivalent equity in these subsidiaries. We seek to mitigate volatility in the local solvency margins of our Japanese subsidiaries due to holding these U.S. dollar-denominated investments by entering into inter-company currency derivatives. Notwithstanding this strategy, in recent years the value of the yen has declined against the U.S. dollar, and our results have reflected the impact of translating yen-denominated earnings into U.S. dollars at increasingly unfavorable exchange rates. As a result of these unfavorable exchange rate movements, the U.S. dollar equivalent of our yen earnings has declined and will continue to decline in 2016. Conversely, a significant strengthening of the yen could adversely impact the value of our hedges and U.S. dollar-denominated investments held in our Japanese subsidiaries and could result in additional liquidity or capital needs for our International Insurance operations. Further currency fluctuations could adversely affect our results of operations, cash flows or financial condition as a result of these derivative positions or due to foreign income or equity investments that are not hedged.

We hold investments denominated in foreign currencies in the general account of our domestic insurance subsidiaries. We generally seek to hedge this foreign currency exposure but there is no assurance that we will fully hedge this exposure or that such hedges will be effective. The value and liquidity of our foreign currency investments could be adversely affected by local market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Monetary Union.

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.

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

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on actual retirement, mortality, morbidity and persistency experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so. Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.

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

We may be required to accelerate the amortization of DAC, DSI or VOBA, or recognize impairment in the value of certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and/or VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA are also sensitive to changes in interest rates.

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

Credit and Counterparty Risks

An inability to access our credit facility could have a material adverse effect on our financial condition and results of operations.

We maintain a committed unsecured revolving credit facility. We rely on this credit facility as a potential source of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under this facility is conditioned on our satisfaction of covenants and other requirements, such as our maintenance of a prescribed minimum level of consolidated net worth calculated in accordance with the agreement. Our failure to satisfy this and other requirements would restrict our access to the facility when needed and, consequently, could have a material adverse effect on our liquidity, financial condition and results of operations.

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

A downgrade in the credit or financial strength ratings of Prudential Financial or its rated subsidiaries could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to post a letter of credit in the amount of approximately $1.5 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate.

Prudential Insurance is a member of the FHLBNY. Membership allows Prudential Insurance access to FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements that can be used as an alternative source of liquidity. Under FHLBNY guidelines, if Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and the FHLBNY does not receive written assurances from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance that the ratings will remain at these levels in the future.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without advance notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of our insurance subsidiaries in Japan. Given the importance of our operations in Japan to our overall results, such downgrades could lead to a downgrade of Prudential Financial and our domestic insurance companies.

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

We use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. We also enter into reinsurance arrangements as a risk mitigation strategy for our insurance and annuity products. Amounts that we expect to collect under current and future derivatives or reinsurance contracts are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities or reinsurance arrangements and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties or reinsurers may require us to utilize additional capital with respect to the impacted businesses.

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

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause (i) the market price of fixed maturity securities in our investment portfolio to decline, which could cause us to record gross unrealized losses, (ii) earnings on those securities to decline, which could result in lower earnings, and (iii) ultimately defaults, which could result in a charge to earnings. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of our investments could also have a similar effect. In addition, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to maintain our RBC and SMR levels.

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

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features and external reinsurance, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity. In addition, the NAIC has outlined a framework for changing the laws around the use of captive reinsurance companies to reinsure variable annuities, which may ultimately impact how we hedge our variable annuity risks. See “Regulatory and Legal Risks—Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition” below.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

The states of domicile of our domestic insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. We have typically financed the portion of the statutory reserves for this business that we consider to be non-economic through the use of captive reinsurance companies. As we continue to underwrite term and universal life business, we expect to have additional financing needs for these reserves. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position. In addition, we are subject to a new regulation that affects the types of assets we can use in captive reinsurance companies to back the reserves we hold for term and universal life products. See “Regulatory and Legal Risks—Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition” below.

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

Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased and is likely to continue to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial. See “Business—Regulation—Insurance Holding Company Regulation.”

As a result of a February 2014 agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. While these subsidiaries held sufficient statutory surplus on a New York basis as of December 31, 2015 to satisfy these additional reserves, the agreed reserve methodologies may require us to hold additional New York statutory reserves in the future. If we are required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

The NAIC and state insurance regulators have increased their focus on life insurers’ use of captive reinsurance companies. In December 2014, the NAIC adopted AG 48 that applies to certain life insurance captive reinsurance transactions. In addition, in November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove incentives for insurers to cede risk to captives. See Business—Regulation—Insurance Operations—State Insurance Regulation—Captive Reinsurance Companies” for information on AG 48, the Variable Annuities Framework for Change and our use of captive reinsurance companies.

For business ceded to captive reinsurance companies, AG 48 will require us to hold cash or rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, AG 48 may ultimately adversely affect our ability to write certain products and efficiently manage their associated risks and we may need to increase prices and/or reduce sales of certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Furthermore, we cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations.

Other NAIC or state insurance regulator actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time. The failure of Prudential Insurance and our other domestic insurance subsidiaries to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject those subsidiaries to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of Prudential Insurance and our other domestic insurance subsidiaries at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings. Our international insurance companies are subject to conceptually similar measures of capital adequacy, including solvency margin ratios for our Japanese insurance companies, and we face similar risks as those described for our domestic companies in the event that we are unable to maintain these measures at adequate levels. Further, adverse financial performance in the Closed Block, including adverse investment performance, may adversely affect Prudential Insurance’s RBC ratios in the short term, although dividends to Closed Block policyholders may be subsequently adjusted to reflect such performance.

In some cases, our reserves include assumptions about the availability of government benefits that are controlled by legislative or regulatory processes. To the extent the outcomes of these processes differ from our expectations, we may experience adverse effects on our financial condition. For example, since Social Security Disability Insurance ("SSDI") benefits are an offset to the benefits payable under group disability policies, any decrease in SSDI benefits, or changes in eligibility, could have a significant impact on the group disability market, including reserve impacts and increases in the cost of benefits.

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

In 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or how regulators will advise or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that our resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. We will also be subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to us. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and our insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties.

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

Changes in the laws and regulations relating to retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.

In April 2015, the DOL released a proposed regulation, accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, and it is expected that the DOL will promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Life (including Prudential Advisors), Individual Annuities, Asset Management, Retirement and Group Insurance businesses. In addition, we may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the proposed rules. Our compliance with the proposed rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition. If the proposed rules are adopted in their current form, significant potential impacts on certain of our businesses would include the following.

•
Prudential Advisors: We expect compliance with a new “best interest contract exemption” may be required for IRA and small plan retirement accounts for a wide range of products, representing a significant part of Prudential Advisors’ total business. This would impose compliance and contract requirements and would give customers a private right of action for breach of contract if an advisor provides advice that is not in the customer’s best interest. We expect this would result in additional costs, oversight and litigation risks, as well as changes to compensation and benefit structures and may require us to review product offerings to ensure a sufficient variety of non-proprietary options.

•
Annuities: Certain distributors may restrict the sale of annuities, and may remove themselves as broker of record, transitioning servicing and compliance back to Prudential. In addition, we may need to alter our product design to comply with the new rules. We may also need to monitor wholesaling and other sales support activities so as not to be considered fiduciary advice, which would subject those activities to greater liability exposure.

•
Asset Management: Distribution partners may have specific product and pricing needs, and may request tailoring product offerings or pricing to support compliance with a new standard. This business may also require monitoring of wholesaling and other sales support activities so that these activities would not be considered fiduciary advice, which would subject those activities to greater liability exposure.

•
Retirement: Asset allocation tools included in our product offerings, when mapped to specific investments, may fall within the definition of acting as a fiduciary and could need to be altered or discontinued in order to minimize potential liability. IRA offerings and asset retention and consolidation activities may need to comply with a new best interest contract exemption, referred to above. In addition, changes to the relationship with sponsors and intermediaries for small business plans (fewer than 100 lives) would be required to avoid assuming a fiduciary role and the associated potential liability.

In addition to the DOL rulemaking described above, lawmakers and regulatory authorities from time to time enact legislative and regulatory changes that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of retirement products and services. We cannot predict with any certainty the effect these legislative and regulatory changes may have on our business, results of operations, cash flows and financial condition. See “Business—Regulation—Investment and Retirement Products and Asset Management Operations” for further discussion of regulation of our businesses.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released a basic capital requirement (“BCR”) and higher loss absorbency (“HLA”) standard that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is also scheduled to be adopted by the IAIS in 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of our identification as a G-SII on the regulation of our businesses.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun enacting or considering legislative and regulatory changes consistent with G20 and FSB recommendations, including laws and proposals governing consolidated regulation of insurance holding companies set forth by the FSA in Japan. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens continued international legislative and regulatory change will impose on us.

See “Business—Regulation—International and Global Regulatory Initiatives” and “—Regulation of our International Businesses” for further discussion of the impact of foreign regulation on our business.

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

Accounting standards are continuously evolving and subject to change. For example, the FASB has an ongoing project to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base, including by reducing or eliminating certain tax expenditures. Broadening the tax base or reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

However, even in the absence of overall tax reform, given the large federal deficit, as well as the budget constraints faced by many states and localities, Congress and state and local governments could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules that affect the Company and its products.

Congress from time to time considers legislation that could make our products less attractive to consumers. Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral could have a negative effect on our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate-owned life insurance policies (“COLI”) by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the DRD. The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles-based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the capital markets and bank facilities. As described under “Business—Regulation” and Note 15 to the Consolidated Financial Statements, our domestic and foreign insurance and various other subsidiary companies, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition, our management of our subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. Finally, Dodd-Frank and emerging international capital and other prudential standards may ultimately result in additional restrictions on transfers of funds to Prudential Financial, or by Prudential Financial to its shareholders, either to satisfy enhanced prudential standards, due to inadequate stress-test performance, or otherwise. These restrictions may limit or prevent our subsidiaries from making dividend or other payments to Prudential Financial, or limit or prevent Prudential Financial from making payments to third-parties, in an amount sufficient to fund Prudential Financial’s obligations, shareholder dividends and share repurchases. From time to time, the NAIC and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses, including in businesses that we have divested or placed in wind-down status. Some of these actions relate to aspects of the Company’s businesses and operations that are specific to us, while others are typical of the businesses in which we operate. We face or may face lawsuits alleging, among other things, issues relating to unclaimed property procedures, the settlement of death benefit claims, breaches of fiduciary duties, violations of securities laws and employment matters. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.
In addition, many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity. Further, the financial services industry in general has faced increased regulatory scrutiny from governmental and self-regulatory bodies conducting inquiries and investigations into various products and business practices. This regulatory scrutiny has in some cases led to proposed or final legislation and regulation that could significantly affect the financial services industry, and may ultimately result in an increased risk of regulatory penalties, settlements and litigation.
Legal liability or adverse publicity in respect of current or future legal or regulatory actions, whether or not involving us, could have an adverse effect on us or cause us reputational harm, which in turn could harm our business prospects. As a participant in the insurance and financial services industries, we may continue to experience a high level of legal and regulatory actions related to our businesses and operations.
Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in Note 23 to the Consolidated Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement; (ii) breach of copyright, trademark or license usage rights; or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third-parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

Operational Risks

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature automatic rebalancing or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.

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

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third-parties outside of Prudential such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

Security breaches or other technological failures may also result in regulatory inquiries, regulatory proceedings, regulatory and litigation costs, and reputational damage. We may incur reimbursement and other expenses, including the costs of litigation and litigation settlements and additional compliance costs. We may also incur considerable expenses in enhancing and upgrading computer systems and systems security following such a failure.

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

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in executing, integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate. We may also experience difficulties in executing previously-announced transactions, and integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We have retained insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, and our reserves for these obligations and liabilities may prove to be inadequate. These risks may adversely affect our results of operations or financial condition.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for us to mitigate risk due to the activity of such other market participants.

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

In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

•
A terrorist attack affecting financial institutions in the U. S. or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

•
Pandemic disease could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on our asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Finally, climate change may increase the frequency and severity of weather related disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation.

We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability.

A substantial portion of our revenues and income from continuing operations is derived from our operations outside the U.S., primarily Japan and Korea. Some of these operations are subject to restrictions on transferring funds out of the countries in which they are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk, as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, currency exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

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

Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In addition, technological advances or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us.

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

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, agents within Prudential Advisors, Life Planners, Life Consultants and other sales personnel, and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. Competition for desirable non-affiliated distribution channels is also intense. The loss of key personnel or non-affiliated distribution channels could have an adverse effect on our business and profitability.

At an enterprise level, Prudential Financial is one of three Designated Financial Companies in the insurance industry. This additional regulation has resulted in increased operational, compliance and risk management costs, and may result in further impacts if we are ultimately required to increase our capital levels or hold additional liquid assets relative to our competitors.

Regulatory requirements could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

Insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including New Jersey and Japan, must approve any change of control of Prudential Financial or the insurance companies organized under their laws. Federal and state banking laws also generally require regulatory approval for a change in control of Prudential Financial or PB&T. The U.S. federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control. The New Jersey Business Corporation Act prohibits certain business combinations with interested shareholders. Dodd-Frank concentration limits also impose restrictions on the acquisition of Designated Financial Companies where the resulting entity’s total liabilities exceed 10% of total U.S. financial company liabilities, which may prohibit certain companies from acquiring Prudential Financial. In addition, the FRB must approve any acquisition by a Designated Financial Company of more than 5% of the voting stock of a company engaged in financial activities with $10 billion or more in assets, such as Prudential Financial. These regulatory and other restrictions may delay or prevent a potential merger or sale of Prudential Financial, even if the Board of Directors decides that it is in the best interests of shareholders to merge or be sold.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 19, 2016, were as follows:

Name	Age	Title	Other Public Directorships
John R. Strangfeld, Jr.	62	Chairman, Chief Executive Officer and President	None
Mark B. Grier	63	Vice Chairman	None
Robert M. Falzon	56	Executive Vice President and Chief Financial Officer	None
Timothy P. Harris	55	Executive Vice President and General Counsel	None
Charles F. Lowrey	58	Executive Vice President and Chief Operating Officer, International Businesses	None
Stephen Pelletier	62	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Barbara G. Koster	61	Senior Vice President and Chief Information Officer	None
Richard F. Lambert	59	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	54	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	56	Senior Vice President and Chief Investment Officer	None
Sharon C. Taylor	61	Senior Vice President, Human Resources	New Jersey Resources

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

Timothy P. Harris was appointed Executive Vice President and General Counsel for Prudential Financial and Prudential Insurance in October 2015. He served as the Deputy General Counsel and Chief Legal Officer, U.S. Businesses, from 2008 to 2015. He has served in various supervisory positions since 1999, including Chief Investment Counsel from 2005 through 2008, Chief Legal Officer of Prudential Annuities and Chief Legal Officer for Retirement Services and Prudential Asia. Mr. Harris was the Chief Risk Officer for Prudential Investments from 1999 to 2003. Prior to joining Prudential, he was associated with Cadwalader, Wickersham & Taft in New York, where he provided transactional and regulatory advice to investment banks, broker-dealers, banks and commodities firms.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and the international investment operations of our Asset Management segment, which are discussed below, as of December 31, 2015, we own eight and lease ten other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 175 other locations throughout the U.S.

For our International Insurance segment, as of December 31, 2015, we own eight home offices located in Japan, Korea, Taiwan, Brazil, Argentina and Malaysia, and lease three home offices located in Italy, Mexico and Poland. We also own approximately 110 and lease approximately 540 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, which includes our international investment operations, as of December 31, 2015, we lease two home offices located in Japan and Taiwan. We also lease 14 international principal properties located in Mexico, Japan, Hong Kong, Singapore, Korea, Germany, Australia, France, Portugal, Luxembourg and the United Kingdom, in addition to approximately ten other branch and field offices within Europe and Asia.

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

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU”. The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2015:
Fourth Quarter	$87.69	$75.40	$0.70
Third Quarter	$91.68	$74.22	$0.58
Second Quarter	$91.47	$79.13	$0.58
First Quarter	$90.11	$75.32	$0.58
2014:
Fourth Quarter	$91.67	$77.86	$0.58
Third Quarter	$93.16	$85.75	$0.53
Second Quarter	$91.10	$77.61	$0.53
First Quarter	$91.23	$80.45	$0.53

On January 31, 2016, there were 1,395,525 registered holders of record for the Common Stock and 446 million shares outstanding.

Holders of Common Stock will be entitled to dividends if and when declared by Prudential Financial’s Board of Directors out of funds legally available to pay those dividends. Prudential Financial’s Board of Directors currently intends to continue to declare and pay dividends on the Common Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of our businesses, our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions including on the payment of dividends by Prudential Financial’s subsidiaries and capital and liquidity requirements under Dodd-Frank; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see Note 15 to the Consolidated Financial Statements.

For information about our exchangeable surplus notes, see Note 14 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2015 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)(3)
October 1, 2015 through October 31, 2015	1,056,372	$79.04	1,054,269
November 1, 2015 through November 30, 2015	16,660	$84.29	0
December 1, 2015 through December 31, 2015	2,041,937	$81.68	2,040,520
Total	3,114,969	$80.80	3,094,789	$1,500,000,000

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

(3)
In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014, from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011, from consolidated financial statements not included herein.

See Note 3 to the Consolidated Financial Statements for a discussion of acquisitions and dispositions during 2015, 2014 and 2013.

Results for the year ended December 31, 2012, included approximately $32 billion of premiums reflecting two significant pension risk transfer transactions. On November 1, 2012, we issued a non-participating group annuity contract to the General Motors Salaried Employees Pension Trust, and assumed responsibility for providing specified benefits to certain participants. On December 10, 2012, we issued a non-participating group annuity contract to the Verizon Management Pension Plan and assumed responsibility for providing specified benefits to certain participants. The premiums from these transactions were largely offset by a corresponding increase in policyholders’ benefits, including the change in policy reserves.

On February 1, 2011, we acquired the Star and Edison Businesses from American International Group, Inc. The results of these companies are reported with the Gibraltar Life operations and are included in the results presented below from the date of acquisition. The Star and Edison companies were merged into Gibraltar Life on January 1, 2012.

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011, include Gibraltar Life assets and liabilities as of November 30 for each respective year. Consolidated income statement data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, include Gibraltar Life results for the twelve months ended November 30 for each respective year.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$28,521	$29,293	$26,237	$65,354	$24,301
Policy charges and fee income	5,972	6,179	5,415	4,489	3,924
Net investment income	14,829	15,256	14,729	13,661	13,124
Asset management and service fees	3,772	3,719	3,485	3,053	2,897
Other income	0	(1,978)	(3,199)	(269)	2,008
Realized investment gains (losses), net	4,025	1,636	(5,206)	(1,441)	2,831
Total revenues	57,119	54,105	41,461	84,847	49,085
Benefits and expenses:
Policyholders’ benefits	30,627	31,587	26,733	65,131	23,614
Interest credited to policyholders’ account balances	3,479	4,263	3,111	4,234	4,484
Dividends to policyholders	2,212	2,716	2,050	2,176	2,723
Amortization of deferred policy acquisition costs	2,120	1,973	240	1,504	2,695
General and administrative expenses	10,912	11,807	11,011	11,094	10,605
Total benefits and expenses	49,350	52,346	43,145	84,139	44,121
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	7,769	1,759	(1,684)	708	4,964
Income tax expense (benefit)	2,072	349	(1,058)	213	1,515
Income (loss) from continuing operations before equity in earnings of operating joint ventures	5,697	1,410	(626)	495	3,449
Equity in earnings of operating joint ventures, net of taxes	15	16	59	60	182
Income (loss) from continuing operations	5,712	1,426	(567)	555	3,631
Income (loss) from discontinued operations, net of taxes	0	12	7	15	35
Net income (loss)	5,712	1,438	(560)	570	3,666
Less: Income (loss) attributable to noncontrolling interests	70	57	107	50	34
Net Income (loss) attributable to Prudential Financial, Inc.	$5,642	$1,381	$(667)	$520	$3,632
EARNINGS PER SHARE(1)
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$12.37	$3.23	$(1.57)	$1.02	$7.14
Income (loss) from discontinued operations, net of taxes	0.00	0.02	0.02	0.04	0.07
Net income (loss) attributable to Prudential Financial, Inc.	$12.37	$3.25	$(1.55)	$1.06	$7.21
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$12.17	$3.20	$(1.57)	$1.01	$7.05
Income (loss) from discontinued operations, net of taxes	0.00	0.03	0.02	0.04	0.07
Net income (loss) attributable to Prudential Financial, Inc.	$12.17	$3.23	$(1.55)	$1.05	$7.12
Dividends declared per share—Common Stock	$2.44	$2.17	$1.73	$1.60	$1.45
Ratio of earnings to fixed charges(2)	2.64	1.25	0.00	1.11	1.83

	As of December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$405,535	$408,274	$386,407	$394,007	$344,688
Separate account assets	285,570	296,435	285,060	253,254	218,380
Total assets	757,388	766,655	731,781	709,235	620,114
Future policy benefits and policyholders’ account balances	361,168	353,916	343,516	350,463	305,229
Separate account liabilities	285,570	296,435	285,060	253,254	218,380
Short-term debt	1,216	3,839	2,669	2,484	2,336
Long-term debt	19,727	19,831	23,553	24,729	24,622
Total liabilities	715,465	724,306	695,900	670,123	585,475
Prudential Financial, Inc. equity	41,890	41,770	35,278	38,503	34,130
Noncontrolling interests	33	579	603	609	509
Total equity	$41,923	$42,349	$35,881	$39,112	$34,639
__________

(1)
For 2015, represents consolidated earnings per share of Common Stock. For 2014, 2013, 2012 and 2011, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock.

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

Overview

From December 18, 2001, the date of demutualization, through December 31, 2014, we organized our principal operations into the Financial Services Businesses and the Closed Block Business, and had two classes of common stock outstanding. The Common Stock, which is publicly-traded (NYSE:PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

On January 2, 2015, Prudential Financial repurchased and canceled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, earnings per share of Common Stock for the year ended December 31, 2015 reflect the consolidated earnings of Prudential Financial. In addition, we no longer organize our principal operations into the Financial Services Businesses and the Closed Block Business. Our principal operations are comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment, which includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. The Closed Block segment is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested. See Note 12 to the Consolidated Financial Statements for additional information on the Closed Block.

As a result of the Class B Repurchase and resulting elimination of the separation of the Financial Services Businesses and the Closed Block Business, in this MD&A we refer to the divisions and segments of the Company that formerly comprised the Financial Services Businesses as “PFI excluding the Closed Block division” and we refer to the operations that were formerly included in the Closed Block Business as the “Closed Block division,” except as otherwise noted. Closed Block Business results were associated with the Company’s Class B Stock for periods prior to January 1, 2015.

 Revenues and Expenses

We earn our revenues principally from insurance premiums; mortality, expense, asset management and administrative fees from insurance and investment products; and investment of general account and other funds. We earn premiums primarily from the sale of certain individual life insurance, group life and disability insurance, retirement and annuity contracts. We earn mortality, expense, and asset management fees primarily from the sale and servicing of separate account products including variable life insurance and variable annuities, and from the sale and servicing of other products including universal life insurance. We also earn asset management and administrative fees from the distribution, servicing and management of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing our products and interest credited on general account liabilities.

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

See “Risk Factors” for a discussion of risks that have affected and may affect in the future our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

Executive Summary
 Industry Trends

Our U.S. and international businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

U.S. Businesses

Financial and Economic Environment. Global market conditions and uncertainty continue to be factors in the markets in which we operate. As discussed further under “Impact of a Low Interest Rate Environment” below, interest rates in the U.S. remain lower than historical levels, which continue to negatively impact our portfolio income yields and our net investment spread results.

Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s proposed fiduciary rules. See “Risk Factors—Regulatory and Legal Risks” for a discussion of the risks associated with these and other developments.

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

Competitive Environment. See “Business—Competition,” “Business—U.S. Retirement Solutions and Investment Management Division” and “Business—U.S. Individual Life and Group Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

International Businesses

Financial and Economic Environment. Our international insurance operations, especially in Japan, continue to operate in a low interest rate environment. Although the local market in Japan has adapted to the low interest rate environment, as discussed under “Impact of a Low Interest Rate Environment” below, the current reinvestment yields for certain blocks of business in our international insurance operations are now generally lower than the current portfolio yield supporting these blocks of business, which may negatively impact our net investment spread results. The continued low interest rate environment in the U.S. may also impact the relative attractiveness of U.S. dollar-denominated products to yen-denominated products in Japan. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen will continue to impact the relative attractiveness of both yen-denominated and non-yen denominated products.

Regulatory Environment. See “Business—Regulation” and “Risk Factors—Regulatory and Legal Risks” for a discussion of regulatory developments that may impact the Company and associated risks.

Demographics. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension programs, have led to a growing demand for insurance products with a significant savings element to meet savings and retirement needs as the population prepares for retirement. We are seeing a similar shift to retirement-oriented products across Asian markets, including Korea and Taiwan, each of which also has an aging population.

Competitive Environment. See “Business—Competition,” and “Business—International Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decision to raise short-term interest rates in December 2015. Our current reinvestment yields continue to be lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2017. The general account for these operations has approximately $168 billion of such assets (based on net carrying value) as of December 31, 2015. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of December 31, 2015, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $168 billion of fixed maturity securities and commercial mortgage loans are approximately $83 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%.

As of December 31, 2015, approximately 75% of these assets contain provisions for prepayment premiums. The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

As of December 31, 2015, these operations have approximately $171 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $52 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2015, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.7	$0.5	$0.4	$0.0	$0.0	$1.6
1.00% - 1.99%	1.5	9.0	5.8	0.9	0.1	17.3
2.00% - 2.99%	2.3	0.2	1.8	0.6	0.3	5.2
3.00% - 4.00%	26.2	0.8	0.2	0.2	0.0	27.4
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total	$31.5	$10.5	$8.2	$1.7	$0.4	$52.3
Percentage of total	60%	20%	16%	3%	1%	100%

Also included in the table above is approximately $1.4 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

These operations also have approximately $15 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $104 billion of the $171 billion of insurance liabilities and policyholder account balances in these operations represents long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.25% for the period from January 1, 2016 through December 31, 2017, and credit spreads remain unchanged from levels as of December 31, 2015, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $20 million in 2016 and $55 million in 2017. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $52 billion of contracts shown in the table above, and does not reflect: i) any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; ii) any impact related to assets that do not directly support our liabilities; iii) any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or iv) any impact from other factors described below.

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

Closed Block Division
Substantially all of the $60 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 12 to the Consolidated Financial Statements for further information on the Closed Block.

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our largest insurance operations are generally lower than the current portfolio yield supporting these blocks of business. For example, if interest rates on investments supporting our Japanese operations, including those sold in currencies other than Japanese yen, remain below the current yield on investments supporting these blocks of business, reinvestment at such rates will negatively impact future operating results. As of December 31, 2015, our Japanese operations have $121 billion of insurance liabilities and policyholder account balances. Included in the $121 billion is approximately $21 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $8 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. The remaining $92 billion of insurance liabilities and policyholder account balances are predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. This asset/liability management program includes strategies similar to those described above for U.S. insurance operations excluding the Closed Block division.

Outlook

Management expects that results in 2016 will continue to reflect the quality of our individual businesses and their prospects, as well as our overall business mix and effective capital management. We also expect our results to continue to reflect the impacts of product diversification strategies we have implemented over the last few years, particularly in our Individual Annuities and Individual Life businesses, and to include seasonally-higher expenses in the fourth quarter and seasonally-lower international insurance income in the second half of the year. Our strategic initiatives will continue to focus on growth opportunities, enhanced capital and risk management, and further developing our digital, data and infrastructure capabilities and cross-business synergies. In addition, initiatives for each of our divisions include the following:

•
U.S. Retirement and Investment Management Market. We will continue to seek to capitalize on the growing need of baby boomers for products that provide guaranteed income for longer retirement periods, and to focus on our clients’ increasing needs for retirement income security. We will also seek to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs, while ensuring we maintain appropriate pricing and return expectations under changing market conditions. In addition, in 2016, we expect to recapture the risks related to our variable annuity living benefit riders that were previously reinsured to a captive reinsurance company, and begin managing all of the product risks associated with our variable annuities in our statutory insurance entities. We expect this recapture to reduce the capital volatility associated with our Individual Annuities business.

•
U.S. Insurance Market. We will continue to focus on writing high-quality business and expect to continue to benefit from expansion of our distribution channels and deepening our relationships with third-party distributors. In our Individual Life business, we expect to continue to work with regulators on long-term solutions to finance new statutory reserve requirements for our term and universal life policies. We will also seek to capitalize on opportunities for additional voluntary life purchases in the group insurance market, as institutional clients are focused on controlling their benefit costs.

•
International Markets. We will continue to concentrate on deepening our presence in the markets in which we currently operate, such as Japan, and expanding our distribution capabilities in emerging markets. We will also seek to capitalize on opportunities arising in international markets as changing demographics and public policy continue to contribute to a growing demand for retirement income products. In particular, in 2016, we expect to close on our acquisition of an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. We also plan to create a presence in Africa by investing in a private equity fund that will primarily invest in African life insurers over the next three to five years.

Results of Operations

Net income attributable to Prudential Financial, Inc. for the year ended December 31, 2015 was $5,642 million compared to $1,381 million for the year ended December 31, 2014 and a net loss of $(667) million for the year ended December 31, 2013.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. As discussed in “—Overview,” for the year ended December 31, 2015, the Closed Block division is accounted for as a divested business under our definition of adjusted operating income. For the years ended December 31, 2014 and 2013, the former Closed Block Business was analyzed using accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$1,797	$1,467	$2,085
Retirement	931	1,215	1,039
Asset Management	779	785	723
Total U.S. Retirement Solutions and Investment Management division	3,507	3,467	3,847
Individual Life	635	498	583
Group Insurance	176	23	157
Total U.S. Individual Life and Group Insurance division	811	521	740
International Insurance	3,226	3,252	3,152
Total International Insurance division	3,226	3,252	3,152
Corporate and Other operations	(1,313)	(1,348)	(1,370)
Total Corporate and Other	(1,313)	(1,348)	(1,370)
Adjusted operating income before income taxes	6,231	5,892	6,369
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	2,258	(3,588)	(9,956)
Charges related to realized investment gains (losses), net(2)	(679)	(542)	1,807
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(524)	339	(250)
Change in experience-rated contractholder liabilities due to asset value changes(4)	433	(294)	227
Divested businesses:
Closed Block division(5)	58	0	0
Other divested businesses(6)	(66)	167	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	58	44	28
Subtotal(8)	7,769	2,018	(1,746)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(9)	0	(259)	62
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$7,769	$1,759	$(1,684)
__________

(1)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains (Losses)” and Note 22 to our Consolidated Financial Statements for additional information.

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

(5)
As a result of the Class B Repurchase, for the year ended December 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

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

(8)
Amounts for the years ended December 31, 2014 and 2013 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(9)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the years ended December 31, 2014 and 2013.

Results for 2015 presented above reflect the following:

Individual Annuities. Segment results for 2015 increased in comparison to 2014, primarily reflecting a favorable comparative impact from changes in the estimated profitability of the business, higher net asset-based fee income and lower interest expense, partially offset by costs for contract cancellations.

Retirement. Segment results for 2015 decreased in comparison to 2014, reflecting lower net investment spread results, higher general and administrative expenses, net of capitalization, and lower fee income, partially offset by more favorable reserve impacts.

Asset Management. Segment results for 2015 decreased in comparison to 2014, primarily reflecting higher asset management fees from growth in assets under management, which were more than offset by higher expenses, and a lower contribution from other related revenues, net of expenses.

Individual Life. Segment results for 2015 increased in comparison to 2014, primarily reflecting favorable comparative impacts from our annual reviews and updates of assumptions and lower integration costs. Excluding these impacts, results for 2015 decreased from the prior year, reflecting less favorable mortality experience inclusive of associated reserve updates and amortization, net of reinsurance, and a lower contribution from investment results, partially offset by growth of our universal and term life businesses.

Group Insurance. Segment results for 2015 increased in comparison to 2014, primarily reflecting favorable comparative impacts from our annual reviews and updates of assumptions. Excluding these items, results increased from 2014 reflecting more favorable comparative underwriting results and lower expenses, partially offset by a lower contribution from net investment spread results.

International Insurance. Segment results for 2015 decreased in comparison to 2014, primarily from net unfavorable impacts from foreign currency exchange rates and from our annual reviews and updates of assumptions. Excluding these items, segment results increased from the prior year, reflecting net business growth driven by higher sales, a greater contribution from net investment spread results and the absence of certain reserve refinements that occurred in 2014. Partially offsetting these impacts were higher expenses and lower income from non-coupon investments.

Corporate and Other operations. The results for 2015 in comparison to 2014 reflected decreased losses driven by lower operating debt interest expense, net of higher investment income from the transfer of assets related to the restructuring of the former Closed Block Business, partially offset by higher capital debt interest expense, lower pension and employee benefits income and higher levels of corporate expenses.

Closed Block division. Closed Block division results for 2015 increased in comparison to Closed Block Business results for 2014 primarily driven by the absence of costs associated with the early redemption in 2014 of senior secured notes, which we referred to as the IHC Debt. Excluding this impact, results decreased, reflecting a decrease in net realized investment gains, net investment income and net insurance results, partially offset by lower interest expense and a decrease in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Revenues	$57,119	$54,105	$41,461
Benefits and expenses	49,350	52,346	43,145
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	7,769	1,759	(1,684)
Income tax expense (benefit)	2,072	349	(1,058)
Income (loss) from continuing operations before equity in earnings of operating joint ventures	5,697	1,410	(626)
Equity in earnings of operating joint ventures, net of taxes	15	16	59
Income (loss) from continuing operations	5,712	1,426	(567)
Income (loss) from discontinued operations, net of taxes	0	12	7
Net income (loss)	5,712	1,438	(560)
Less: Income attributable to noncontrolling interests	70	57	107
Net income (loss) attributable to Prudential Financial, Inc.	$5,642	$1,381	$(667)

Results of Operations

2015 to 2014 Annual Comparison. The increase in “Income (loss) from continuing operations” reflected the following:

•
$3,136 million higher net pre-tax earnings primarily resulting from the 2014 impact of foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations (see “—Results of Operations by Segment—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” for additional information);

•
$3,041 million favorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•
$615 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segments—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information); and

•
$558 million favorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual review and update of assumptions and other refinements performed in the second quarter of 2015 and the third quarter of 2014. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•	$1,723 million unfavorable impact of higher tax expense reflecting higher pre-tax income in 2015 compared to 2014; and

•
$1,436 million lower net pre-tax realized gains (losses) for PFI excluding the Closed Block division, and also excluding the impact of the hedging program associated with certain variable annuities discussed above, primarily reflecting changes in the market value of derivatives (see “—Realized Investment Gains (Losses)” for additional information).

2014 to 2013 Annual Comparison. The increase in “Income (loss) from continuing operations” reflected the following:

•
$5,443 million higher net pre-tax realized gains (losses) for the former Financial Services Businesses, excluding the impact of the hedging program associated with certain variable annuities discussed below, primarily reflecting changes in the market value of derivatives;

•
$4,313 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities; and

•	$889 million higher net pre-tax earnings primarily resulting from the impact of foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations.

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•	$5,765 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework;

•	$1,529 million unfavorable impact reflecting tax expense in 2014 compared to a tax benefit in 2013, largely driven by pre-tax income in 2014 compared to a loss in 2013; and

•
$1,047 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed above.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. As discussed in “—Executive Summary—Results of Operations” above, under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income.

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

The amount of annualized new business premiums for any given period can be significantly impacted by several factors, including but not limited to: addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in tax laws, changes in regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

Assets Under Management. In managing our Asset Management business, we analyze assets under management, which do not correspond to U.S. GAAP assets, because the principal source of revenues is fees based on assets under management. Assets under management represents the fair market value or account value of assets which we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2015, DAC and DSI for PFI excluding the Closed Block division were $16.3 billion and $1.2 billion, respectively, and DAC in our Closed Block division was $373 million.

Amortization methodologies

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities in our Individual Annuities segment, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.” For additional information on our internally-defined hedge target, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results.”

DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,694 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC balance as of December 31, 2015.

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

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2015, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.0% near-term mean reversion equity rate of return.

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

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long-term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2015 was $3.0 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. These reserves are discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2015
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$38
Increase in future mortality by 1%	$(38)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to mortality assumptions drove the most significant changes to amortization expense. For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

For the variable annuity contracts of our Individual Annuities segment, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options. The DAC and DSI balances associated with our domestic variable annuity contracts were $4.9 billion and $1.2 billion, respectively, as of December 31, 2015. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 bps. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2015
	Increase/ (Decrease) in DAC	Increase/ (Decrease) in DSI

	(in millions)
Decrease in future rate of return by 100 bps	$(196)	$(76)
Increase in future rate of return by 100 bps	$169	$70

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to projected interest rate assumptions and mapping of funds to related indices drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments related to our Individual Annuities segment for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired (“VOBA”). VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to either gross premiums or estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2015, VOBA was $2.8 billion, and included $1.3 billion related to the acquisition from AIG of the Star and Edison Businesses on February 1, 2011, and $1.3 billion related to the acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”) on January 2, 2013. See Note 3 to the Consolidated Financial Statements for additional information on these acquisitions. The remaining $0.2 billion primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses.

The VOBA associated with the Hartford Life Business is primarily amortized over the expected life of the acquired contracts in proportion to estimates of gross profits. A significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long-term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment. The following table provides a demonstration of the sensitivity of that VOBA balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the VOBA balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of VOBA, and does not reflect changes in reserves.

December 31, 2015
Increase/(Decrease) in VOBA
(in millions)
Decrease in future mortality by 1%	$9
Increase in future mortality by 1%	$(10)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to investment-related assumptions drove the most significant changes to amortization expense. For a discussion of the drivers of results related to our Individual Life segment for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

Goodwill

As of December 31, 2015, our goodwill balance of $824 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $231 million related to our Asset Management business, $139 million related to our Gibraltar Life and Other operations and $10 million related to our International Insurance Life Planner business.

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

In the Retirement Full Service business and Gibraltar Life and Other operations, we also elected to bypass the qualitative assessment and complete the impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected rate of return of the reporting unit to its projected future cash flows. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The reporting unit expected rate of return represents the required rate of return on its total capitalization. The process of deriving reporting unit specific required rates of return begins with the calculation of an overall Company Weighted Average Cost of Capital, which includes the calculation of the required return on equity using a Capital Asset Pricing Model (“CAPM”). The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. The calculation using the CAPM begins with the long-term risk-free rate of return, then applies a market risk premium for large company common stock, as well as company specific adjustments to address volatility versus the market. The Company then determines reporting unit specific required rates of return based on their relative volatilities, benchmarks results against reporting unit comparable companies, and ensures that the sum of the reporting unit required returns (after considering the impact of unallocated Corporate costs and capital) add up to the overall Company required return. This process results in reporting unit specific discount rates which are then applied to the expected future cash flows of the Retirement Full Service business and Gibraltar Life and Other operations to estimate their respective fair values.

After completion of Step 1 of the quantitative tests, the fair values exceeded the carrying amounts for each of the four reporting units and we concluded there was no impairment as of December 31, 2015. The Asset Management, International Insurance’s Life Planner, Gibraltar Life and Other operations, and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts, each by more than 60%.

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

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments (“OTTI”); and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in accumulated other comprehensive income (loss) (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations.

•
For certain reserves, such as our contracts with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

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

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

The following paragraphs provide additional details about the reserves established by each of our segments.

The future policy benefit reserves for our International Insurance segment, which as of December 31, 2015, represented 41% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2015 represented 24% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. For contracts that have recorded a premium deficiency reserve, we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense, and interest rate assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2015 represented 5% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements.

The future policy benefit reserves for our Individual Life segment, which as of December 31, 2015, represented 4% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves are established using current best estimate assumptions, as described above.

The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2015 represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the loss occurs. The reserves for group life and disability benefits include our liability of $2.8 billion for unpaid claims and claim adjustment expenses for our Group Insurance segment as of December 31, 2015, which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. Long-term disability claims and claim termination experience may be affected by the economic environment and internal factors such as our claims management process. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for Waiver of Premium, Claims In Course of Settlement (“ICOS”) and Claims Incurred But Not Reported (“IBNR”). The Waiver of Premium reserve is calculated as the present value of future benefits, and utilizes assumptions such as expected mortality and recovery rates. The ICOS reserve is based on the inventory of claims that have been reported but not yet paid. The IBNR reserve is estimated using expected patterns of claims reporting.
The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2015 represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products. These reserves are generally determined as the present value of expected future benefits and expenses less future premiums. Most contracts have recorded a premium deficiency reserve, for which we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions, as described above.

The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2015, represented 22% of our total future policy benefit reserves are determined using the net level premium method. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

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

December 31, 2015
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 bps	$189
Increase in future rate of return by 100 bps	$(140)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to utilization rate assumptions, partially offset by updates to projected interest rate assumptions, drove the most significant changes to these reserves. For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

For certain living benefit features of the variable annuities in our Individual Annuities segment that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2015, updates to mapping of funds to related indices, partially offset by updates to mortality rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. For a discussion of the drivers of the changes in our optional living benefit features for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Unearned revenue reserve

Our unearned revenue reserve (“URR”), reported as a component of “Policyholders’ account balances,” is $2.2 billion as of December 31, 2015. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long-term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations in the Individual Life segment.

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2015 was $1.9 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2015
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$37
Increase in future mortality by 1%	$(38)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to mortality assumptions drove the most significant changes to our URR reserve. For a discussion of the drivers of URR adjustments related to our Individual Life segment for the years ended December 31, 2015, 2014 and 2013, see “—Results of Operations by Segment—U.S. Individual Life and Group Insurance Division—Individual Life.”

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2015 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2014, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2015
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(121)	$(16)
Decrease in expected rate of return by 100 bps	$121	$16

Foreign pension plans represent 5% of plan assets at the beginning of 2015. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $6 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to our Consolidated Financial Statements for information regarding the December 31, 2014 methodology we employed to determine our discount rate for 2015. Our assumed discount rate for 2015 was 4.10% for our domestic pension plans and 3.95% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2014, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2015
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(98)	$(6)
Decrease in discount rate by 100 bps	$142	$4

Foreign pension plans represent 13% of plan obligations at the beginning of 2015. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $1 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $4 million.

Given the application of the authoritative guidance for accounting for pensions, and the deferral and amortization of actuarial gains and losses arising from changes in our assumed discount rate, the change in net periodic pension cost arising from an increase in the assumed discount rate by 100 bps would not be expected to equal the change in net periodic pension cost arising from a decrease in the assumed discount rate by 100 bps.

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2015, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2016, we will increase the discount rate to 4.50% from 4.10% in 2015. The expected rate of return on plan assets will remain unchanged at 6.25%, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2015, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2015
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,310)	$(186)
Decrease in discount rate by 100 bps	$1,568	$204

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate of 35%. The DRD estimate incorporates the prior year results as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

The Company provides for U.S. income taxes on its unremitted foreign earnings of its insurance operations in Brazil, a portion of its unremitted foreign earnings of its insurance operations in Japan and Korea, and the unremitted foreign earnings of certain operations in Germany and Taiwan. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2015 of $78 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2015, 2014 and 2013 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company’s affiliates in Japan and Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations for Japan and Korea are five years from when the return is filed.

Contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, accruals for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2015 requiring the application of critical accounting estimates. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income generally drives other items such as our pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, the impact of market value changes, which can be either positive or negative, and policy charges. The annuity industry competitive landscape, which has been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Total Individual Annuities(1):
Beginning total account value	$158,664	$154,140	$135,342
Sales	8,780	10,008	11,513
Surrenders and withdrawals	(8,415)	(8,852)	(7,727)
Net sales	365	1,156	3,786
Benefit payments	(1,910)	(1,799)	(1,617)
Net flows	(1,545)	(643)	2,169
Change in market value, interest credited and other activity	(585)	8,666	19,826
Policy charges	(3,589)	(3,499)	(3,197)
Ending total account value	$152,945	$158,664	$154,140
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $149.4 billion, $155.1 billion and $150.4 billion as of December 31, 2015, 2014 and 2013, respectively. Fixed annuity account values were $3.5 billion, $3.6 billion and $3.7 billion as of December 31, 2015, 2014 and 2013, respectively.

2015 to 2014 Annual Comparison. The decrease in account values during 2015 was largely driven by policy charges on contractholder accounts, benefit payments and unfavorable changes in the market value of contractholder funds. These negative impacts were partially offset by positive net sales. The decline in net sales for 2015 compared to 2014 was largely driven by decreased sales of our Prudential Premier® Retirement Variable Annuity with “highest daily” benefit riders from actions we have taken in response to capital markets conditions. This was partially offset by an increase in sales of our Prudential Premier® Investment Variable Annuity (“PPI”) and Prudential Defined Income Variable Annuity (“PDI”) products, as a result of our product diversification strategy.

2014 to 2013 Annual Comparison. The increase in account values during 2014 was largely driven by changes in the market value of contractholder funds, partially offset by policy charges on contractholder accounts and benefit payments. Positive net sales also contributed to account value growth, but to a lesser extent, as results for 2014 compared to 2013 reflected a decline in sales coupled with an increase in surrenders and withdrawals. The decline in net sales reflected a decline in sales of our products with the highest daily benefit, partially offset by higher sales of our PDI product, and higher surrenders and withdrawals.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues	$4,695	$4,710	$4,465
Benefits and expenses	2,898	3,243	2,380
Adjusted operating income	1,797	1,467	2,085
Realized investment gains (losses), net, and related adjustments	1,588	521	(5,918)
Related charges	(624)	(137)	1,716
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,761	$1,851	$(2,117)

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income increased $330 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $39 million. The increase was driven by higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions, a decline in interest expense driven by lower debt, and a decline in amortization costs. Partially offsetting this net increase were costs for contract cancellations in connection with remediation of an error in an illustration contained in certain product marketing materials, higher operating expenses and a decline in net investment income driven by lower income on non-coupon investments.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net benefit of $162 million and a net charge of $129 million in 2015 and 2014, respectively. The $162 million net benefit in 2015 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as a net benefit resulting from our annual review and update of assumptions. The $129 million net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this net charge was a net benefit resulting from the annual review and update of assumptions performed in that year.

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

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net charge of $129 million and a net benefit of $696 million in 2014 and 2013, respectively. The $129 million net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this net charge was a net benefit resulting from the annual review and update of assumptions performed in that year. The $696 million net benefit in 2013 included a $301 million net benefit resulting from the annual review and update of assumptions and other refinements performed in that year. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $15 million, primarily driven by a $27 million decrease in net investment income due to lower income on non-coupon investments, partially offset by a $19 million increase in policy charges and fee income due to growth in average variable annuity account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $345 million. Absent the $291 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $54 million. Interest expense decreased $38 million driven by lower debt, and interest credited to policyholders’ account balances decreased $26 million driven by lower average account values in the general account. Partially offsetting these decreases was a $14 million increase in policyholders’ benefits driven by costs for contract cancellations, as discussed above.

2014 to 2013 Annual Comparison. Revenues increased $245 million, primarily driven by a $311 million increase in policy charges and fee income, asset management and service fees and other income, due to growth in average variable annuity account values. Partially offsetting this increase was a $63 million decline in net investment income, driven by lower reinvestment rates and lower average account values in the general account due to surrenders of legacy general account products.

Benefits and expenses increased $863 million. Absent the $825 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses increased $38 million. General and administrative expenses, net of capitalization, increased $111 million, driven by higher asset-based commissions and asset management costs due to account value growth. Interest expense increased $16 million, driven by issuance of longer duration debt, partially offset by repayments of debt. Partially offsetting these increases was a $45 million decrease in interest credited to policyholders’ account balances driven by lower average account values in the general account. Amortization of DAC decreased $22 million primarily due to lower amortization rates, and policyholders’ benefits decreased $22 million primarily due to changes in reserves.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the majority of the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to certain risks created by capital markets fluctuations through a combination of product design features, such as an automatic rebalancing feature, also referred to as an asset transfer feature, and inclusion of certain living benefits in our hedging program. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the Highest Daily Lifetime Income (“HDI”) v.3.0 business. HDI v.3.0 is the newest version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5 billion of new rider premiums through December 31, 2016.

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

The majority of our variable annuity contracts with living benefits features, and all new contracts sold with our highest daily living benefits feature, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our hedging program. As discussed above, we also utilize external reinsurance as a form of additional risk mitigation. The guaranteed benefits of certain legacy products that were sold prior to our implementation of the automatic rebalancing feature are also included in our hedging program. Certain legacy GMAB products include the automatic rebalancing feature, but are not included in the hedging program. The PDI product and contracts with the GMIB feature have neither risk mitigant. Rather than utilizing a capital markets hedging strategy, certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account.

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

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	December 31,
	2015		2014		2013
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total

	(in millions)
Living benefit/GMDB features(1):
Both hedging program and automatic rebalancing(2)	$106,018	71%	$110,953	72%	$105,630	71%
Hedging program only	9,994	7%	11,395	7%	12,229	8%
Automatic rebalancing only	1,393	1%	1,771	1%	2,280	2%
External reinsurance(3)	1,513	1%	0	0%	0	0%
PDI	4,664	3%	2,777	2%	793	0%
Other Products	2,870	2%	3,324	2%	3,666	3%
Total living benefit/GMDB features	$126,452		$130,220		$124,598
GMDB features and other(4):	22,989	15%	24,863	16%	25,869	16%
Total variable annuity account value	$149,441		$155,083		$150,467
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our hedging program, and have an automatic rebalancing feature.

(3)	Represents contracts subject to reinsurance transaction with external counterparty effective April 1, 2015. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The risk profile of our variable annuity account values as of the periods above reflect our product risk diversification strategy and the runoff of legacy products over time.

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

	As of December 31,
	2015	2014

	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$8.4	$8.1
Less: NPR Adjustment	(8.9)	(6.7)
Embedded derivative liability as defined by U.S. GAAP, excluding NPR	17.3	14.8
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	6.4	6.1
Hedge target liability (contra-liability)	$10.9	$8.7

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

	As of December 31, 2015				As of December 31, 2014
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value

	(in billions)
Futures	$0.1	$0.0	$0.8	$0.0	$0.2	$0.0	$0.0	$0.0
Swaps(1)	17.2	(0.1)	91.7	6.2	14.5	(0.4)	87.7	5.1
Options	5.0	0.0	14.4	0.2	10.4	0.4	25.5	0.5
Total	$22.3	$(0.1)	$106.9	$6.4	$25.1	$0.0	$113.2	$5.6
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

	Year ended December 31,
	2015	2014	2013

	(1) (in millions)
Hedge Program Results:
Change in value of hedge target(2)(3)	$(1,378)	$(7,630)	$9,234
Change in fair value of hedge positions	831	7,209	(9,465)
Net hedging impact(2)(4)	(547)	(421)	(231)
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(547)	$(421)	$(231)
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)(5)	(67)	(1,997)	902
Change in the NPR adjustment(2)	2,243	3,824	(4,333)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	1,629	1,406	(3,662)
Related benefit (charge) to amortization of DAC and other costs(2)	(701)	(496)	1,161
Net impact of annual assumption updates and other refinements	(34)	(631)	(1,533)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(4)	$894	$279	$(4,034)
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Excludes the net impacts of assumption updates and other refinements, and includes rider fees received attributable to future benefit payments. The assumption update impact to the change in value of hedge target was approximately $106 million, $(1,263) million and $(1,386) million for 2015, 2014 and 2013, respectively. The assumption update impact to the change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, was approximately $(172) million, $(318) million and $(2,542) million for 2015, 2014 and 2013, respectively. The assumption update impact to the change in the NPR adjustment was approximately $(8) million, $618 million and $1,798 million for 2015, 2014 and 2013, respectively. The assumption update impact to the related benefit (charge) to amortization of DAC and other costs was approximately $40 million, $332 million and $597 million for 2015, 2014 and 2013, respectively.

(3)	Attributed fees received for 2015, 2014 and 2013 were approximately $999 million, $940 million and $862 million, respectively, and were included in “Change in value of hedge target.”

(4)
Excludes $(585) million, $(3,036) million and $1,603 million for 2015, 2014 and 2013, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(5)
Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net gain of $894 million for 2015 primarily reflected a $2,243 million net benefit from the change in the NPR adjustment, driven by net increases in the base embedded derivative liability before NPR primarily due to declining interest rates and widening credit spreads. This impact was partially offset by a $547 million net charge from changes in the value of our hedge target and related hedge positions, primarily driven by fund underperformance relative to indices and unfavorable liability basis. Each of these items resulted in partial offsets included in the $701 million related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements. Results also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

The net gain of $279 million for 2014 primarily reflected a $3,824 million net benefit from the change in the NPR adjustment driven by net increases in the base embedded derivative liability before NPR, primarily due to declining interest rates. This impact was partially offset by a $421 million net charge from changes in the value of our hedge target and related hedge positions, primarily driven by fund underperformance relative to indices and unfavorable liability basis. Each of these items resulted in partial offsets included in the $496 million related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $631 million was primarily driven by modifications to our actuarial assumptions, including updates to our lapse assumption, to reflect our review of emerging experience, future expectations and other data, and other refinements. Results also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs. In addition, results included a net charge of $35 million related to prior periods. See Note 1 to the Consolidated Financial Statements for additional information.

The net loss of $4,034 million for 2013 primarily reflected a $4,333 million net charge from the change in the NPR adjustment driven by net decreases in the base embedded derivative liability before NPR, primarily reflecting the impact of favorable capital markets conditions, as well as tightening of our NPR credit spreads. In addition, results included a $231 million net charge from changes in the value of our hedge target and related hedge positions, primarily driven by fund underperformance relative to indices and an unfavorable net market impact, partially offset by favorable liability basis. Each of these items resulted in partial offsets included in the $1,161 million related benefit to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $1,533 million was primarily driven by modifications to our lapse rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. These updates increased expected claims significantly more than expected fees, which increased our net liability. Results also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues	$11,821	$12,077	$6,028
Benefits and expenses	10,890	10,862	4,989
Adjusted operating income	931	1,215	1,039
Realized investment gains (losses), net, and related adjustments	255	591	(1,489)
Related charges	(1)	(4)	1
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(581)	151	(718)
Change in experience-rated contractholder liabilities due to asset value changes	490	(106)	695
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,094	$1,847	$(472)

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income decreased $284 million. Our annual reviews and updates of assumptions and other refinements had no net impact in 2015, while the results for 2014 reflected a $13 million net charge. Excluding this impact, adjusted operating income decreased $297 million, primarily driven by lower net investment results, higher general and administrative expenses, net of capitalization, and lower fee income, partially offset by more favorable reserve impacts. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower reinvestment rates, lower income on derivatives used in portfolio management and the impact of lower mortgage loan prepayment fees, partially offset by growth in account values primarily from significant pension risk transfer transactions. The increase in general and administrative expenses, net of capitalization, was driven by business growth and costs associated with strategic initiatives. The decrease in fee income primarily reflected lower margins on full service account values and net outflows of investment-only stable value account values over the last twelve months, partially offset by higher income from longevity reinsurance account values. The more favorable reserve impacts reflected favorable mortality for pension risk transfer contracts.

2014 to 2013 Annual Comparison. Adjusted operating income increased $176 million. Our annual reviews and updates of assumptions and other refinements resulted in net charges of $13 million and $4 million for 2014 and 2013, respectively. Excluding this impact, adjusted operating income increased $185 million. The increase was primarily driven by higher net investment spread results, higher fee income and a more favorable reserve impact from case experience, partially offset by higher general and administrative expenses, net of capitalization. The increase in net investment spread results reflected higher income on non-coupon investments, the impact of crediting rate reductions and higher mortgage loan prepayment fees, partially offset by lower reinvestment rates. The increase in fee income was driven by increases in account values from the contribution of significant longevity reinsurance transactions in 2014, market appreciation and higher average investment-only stable value account values. The more favorable reserve impact from case experience reflected the impact of reserve updates for certain legacy group annuity contracts and favorable mortality for longevity reinsurance contracts. The increase in general and administrative expenses, net of capitalization, was primarily driven by an unfavorable comparative adjustment to the amortization of VOBA to reflect the impact on estimated gross profits of higher than expected lapses, as well as higher costs to support corporate initiatives and higher compensation costs.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $256 million. Premiums decreased $68 million, primarily driven by more significant group annuity transactions in 2014, partially offset by ongoing premiums assumed for longevity reinsurance contracts sold in 2015. Net investment income decreased $127 million, primarily reflecting lower income on non-coupon investments, lower reinvestment rates and lower mortgage loan prepayment fees, partially offset by growth in account values primarily from significant pension risk transfer transactions. Policy charges and fee income, asset management and service fees and other income decreased $61 million, primarily from lower fee income and lower income on derivatives used in portfolio management.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $28 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses increased $41 million. General and administrative expenses, net of capitalization, increased $38 million primarily driven by business growth and costs associated with strategic initiatives. Policyholders’ benefits, including the change in policy reserves, increased $33 million driven by interest accrued on benefit reserves, partially offset by a decrease in group annuity premiums, as discussed above and favorable mortality for pension risk transfer contracts. Partially offsetting these increases was a $35 million decrease in interest credited to policyholders’ account balances, primarily driven by the impact of crediting rate reductions on full service general account stable value account values.

2014 to 2013 Annual Comparison. Revenues increased $6,049 million. Premiums increased $5,896 million primarily driven by two significant group annuity transactions in 2014. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $142 million primarily reflecting higher income from higher returns on non-coupon investments and mortgage loan prepayment fees, partially offset by lower reinvestment rates. Policy charges and fee income, asset management and service fees and other income increased $11 million, primarily from higher fee income driven by significant longevity reinsurance transactions in 2014 and higher average investment-only stable value account values, as discussed above.

Benefits and expenses increased $5,873 million. Policyholders’ benefits, including the change in policy reserves, increased $5,878 million, primarily reflecting the increase in premiums discussed above. Absent this increase and the net increase from the annual reviews and updates of assumptions discussed above, benefits and expenses decreased $15 million. Interest credited to policyholders’ account balances decreased $53 million, primarily reflecting the impact of crediting rate reductions on full service general account stable value account values. Partially offsetting this decrease was a $30 million increase in general and administrative expenses, net of capitalization, primarily driven by an unfavorable comparative adjustment to the amortization of VOBA, and higher costs to support corporate initiatives and higher compensation costs. In addition, the amortization of DAC increased $10 million reflecting amortization primarily related to significant pension risk transfer transactions in 2014, which is offset above in policyholders’ benefits, including the change in policy reserves.

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

	Year ended December 31,
	2015	2014	2013

	(in millions)
Full Service:
Beginning total account value	$184,196	$173,502	$148,405
Deposits and sales	25,684	23,934	20,677
Withdrawals and benefits	(21,559)	(22,601)	(18,711)
Change in market value, interest credited and interest income and other activity	640	9,361	23,131
Ending total account value	$188,961	$184,196	$173,502
Net additions	$4,125	$1,333	$1,966
Institutional Investment Products:
Beginning total account value	$179,641	$149,402	$141,435
Additions(1)	15,572	43,293	17,294
Withdrawals and benefits	(15,388)	(16,036)	(9,951)
Change in market value, interest credited and interest income(2)	3,476	5,833	1,081
Other(2)(3)	(3,337)	(2,851)	(457)
Ending total account value	$179,964	$179,641	$149,402
Net additions	$184	$27,257	$7,343
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

(3)	“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts.

2015 to 2014 Annual Comparison. The increase in full service account values primarily reflected the impact of net additions in 2015. The increase in net additions was driven by higher large plan sales and lower large plan lapses, partially offset by higher net participant withdrawals.

The increase in institutional investment products account values reflected net additions resulting from significant pension risk transfer transactions in 2015 and a bank-owned life insurance stable value transaction in the second quarter of 2015, partially offset by net withdrawals of investment-only stable value accounts. The decrease in net additions was primarily driven by two significant longevity reinsurance transactions in 2014.

2014 to 2013 Annual Comparison. The increase in full service account values primarily reflects the impact of equity market appreciation in 2014 on the market value of customer funds. The decrease in net additions was primarily due to net participant withdrawals in 2014 compared to net participant additions in the prior year, partially offset by an increase from net plan sales.

The increase in institutional investment products account values was primarily driven by $36.4 billion of additions resulting from significant pension risk transfer transactions in 2014, including $31.7 billion of longevity reinsurance transactions. Partially offsetting this increase was net withdrawals of investment-only stable value accounts, primarily driven by existing intermediary relationships reaching saturation levels and an increase in the number of competitors in the marketplace.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues	$2,944	$2,840	$2,678
Expenses	2,165	2,055	1,955
Adjusted operating income	779	785	723
Realized investment gains (losses), net, and related adjustments	(4)	(10)	(6)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	50	41	90
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$825	$816	$807

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income decreased $6 million. Higher asset management fees from growth in assets under management were more than offset by higher expenses, including distribution costs associated with higher retail sales and expenses relating to business growth initiatives. The decrease also reflected lower other related revenues, net of expenses, primarily related to lower strategic investing results.

2014 to 2013 Annual Comparison. Adjusted operating income increased $62 million. The increase primarily reflected higher asset management fees, net of expenses, from growth in assets under management. The increase also reflected higher other related revenues, net of expenses, primarily related to higher performance-based incentive fees, partially offset by lower commercial mortgage results.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$923	$877	$838
Retail customers(1)	764	720	631
General account	448	424	412
Total asset management fees	2,135	2,021	1,881
Incentive fees	88	91	62
Transaction fees	20	26	25
Strategic investing	30	45	52
Commercial mortgage(2)	103	100	115
Other related revenues(3)	241	262	254
Service, distribution and other revenues(4)	568	557	543
Total revenues	$2,944	$2,840	$2,678
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $78 million in 2015, $77 million in 2014 and $75 million in 2013.

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $104 million. Asset management fees increased $114 million primarily as a result of higher assets under management due to positive net asset flows and market appreciation. Service, distribution and other revenues increased $11 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds. Partially offsetting these increases was a $15 million decrease in strategic investing revenues, primarily reflecting a gain on the sale of an investment in the prior year.

Expenses, as shown in the table above under “—Operating Results,” increased $110 million, including expenses related to business growth initiatives, commissions from higher retail sales and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

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

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2015	2014	2013

	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$59.9	$63.8	$63.4
Fixed income	289.9	270.0	243.8
Real estate	39.3	36.2	34.5
Institutional customers(1)	389.1	370.0	341.7
Retail customers:
Equity	121.4	122.8	117.0
Fixed income	73.7	61.0	51.5
Real estate	2.2	2.3	2.2
Retail customers(2)	197.3	186.1	170.7
General account:
Equity	7.4	7.7	8.9
Fixed income	367.5	368.1	347.2
Real estate	1.8	1.6	1.4
General account	376.7	377.4	357.5
Total assets under management	$963.1	$933.5	$869.9
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	December 31,
	2015	2014	2013

	(in billions)
Institutional Customers:
Beginning Assets Under Management	$370.0	$341.7	$313.7
Net additions (withdrawals), excluding money market activity:
Third-party	21.2	0.7	19.4
Affiliated	(4.8)	1.8	(0.4)
Total	16.4	2.5	19.0
Market appreciation (depreciation)	2.6	26.9	10.3
Other increases (decreases)(1)	0.1	(1.1)	(1.3)
Ending Assets Under Management	$389.1	$370.0	$341.7
Retail Customers:
Beginning Assets Under Management	$186.1	$170.7	$138.7
Net additions (withdrawals), excluding money market activity:
Third-party	0.8	4.7	4.4
Affiliated	9.2	(0.5)	1.6
Total	10.0	4.2	6.0
Market appreciation (depreciation)	1.4	11.6	26.7
Other increases (decreases)(1)	(0.2)	(0.4)	(0.7)
Ending Assets Under Management	$197.3	$186.1	$170.7
General Account:
Beginning Assets Under Management	$377.4	$357.5	$374.6
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated(2)	(1.1)	3.9	7.4
Total	(1.1)	3.9	7.4
Market appreciation (depreciation)	(1.5)	25.8	(2.8)
Other increases (decreases)(1)	1.9	(9.8)	(21.7)
Ending Assets Under Management	$376.7	$377.4	$357.5
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $1.7 billion, $13.9 billion and $21.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
General account affiliated net additions (withdrawals) includes net additions of $4.6 billion from two significant pension risk transfer transactions in the Retirement segment for the year ended December 31, 2014 and net additions of $7.9 billion for the year ended December 31, 2013 from the acquisition of the Hartford Life Business on January 2, 2013.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2015	2014

	(in millions)
Co-Investments:
Real estate	$197	$277
Fixed income	166	112
Seed Investments:
Real estate	56	32
Public equity	300	268
Fixed income	214	210
Loans Secured by Investor Equity Commitments or Fund Assets:
Private equity secured by investor equity	42	0
Total	$975	$899

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues	$5,233	$5,226	$4,620
Benefits and expenses	4,598	4,728	4,037
Adjusted operating income	635	498	583
Realized investment gains (losses), net, and related adjustments	166	1,092	(724)
Related charges	(9)	(341)	286
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$792	$1,249	$145

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

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income increased $137 million. Results for 2015 reflected a net benefit of $68 million from our annual review and update of assumptions and other refinements, while results for 2014 included a $63 million net charge from these updates. In addition, the current year included $17 million of costs associated with the integration of the Hartford Life Business, while the prior year included $32 million of such costs. Excluding these impacts, adjusted operating income decreased $9 million. This decrease was primarily driven by less favorable mortality experience, inclusive of associated reserve updates and amortization, net of reinsurance, and a lower contribution from investment results driven by lower income on non-coupon investments, partially offset by growth of our universal and term life businesses.

2014 to 2013 Annual Comparison. Adjusted operating income decreased $85 million. Results for 2014 reflected a net charge of $63 million from our annual review and update of assumptions and other refinements, while results for 2013 included a $27 million net benefit from these updates. In addition, 2014 included $32 million of costs, associated with the integration of the Hartford Life Business, while 2013 included $51 million of such costs. Excluding these impacts, adjusted operating income decreased $13 million primarily driven by an expected unfavorable impact from unaffiliated reserve financing to support business growth, partially offset by a higher net contribution from investment results. In addition, results reflected favorable mortality experience, inclusive of associated reserve updates and amortization, net of reinsurance, and the impact of cost savings associated with the Hartford Life Business integration.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $7 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $98 million. Net investment income increased $49 million reflecting higher invested assets resulting from business growth and higher required capital, partially offset by lower investment income from unaffiliated reserve financing activity. Premiums increased $48 million primarily driven by growth in our term life insurance business.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $130 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements and costs associated with the integration of the Hartford Life Business, as discussed above, benefits and expenses increased $107 million. Policyholders’ benefits and interest credited to account balances increased $214 million primarily reflecting universal life business growth and less favorable mortality experience, inclusive of associated reserve updates, net of reinsurance. Interest expense increased $17 million due to higher reserve financing costs. The amortization of DAC decreased $109 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. General and administrative expenses, net of capitalization, decreased $16 million which includes lower amortization of VOBA primarily due to less favorable mortality experience and the impact of cost savings associated with the Hartford Life Business integration.

2014 to 2013 Annual Comparison. Revenues increased $606 million. Excluding the impact from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $524 million. Policy charges and fees and asset management and service fees and other income increased $272 million, driven by growth in our universal life insurance business, an increase in the amortization of unearned revenue reserves and increased affiliated reserve financing activity. Net investment income increased $214 million, reflecting higher invested assets resulting from business growth and higher required capital, as well as increased unaffiliated reserve financing activity and higher income from non-coupon investments.

Benefits and expenses increased $691 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, and costs associated with the integration of the Hartford Life Business, discussed above, benefits and expenses increased $536 million. Policyholders’ benefits and interest credited to account balances increased $218 million, primarily reflecting universal life insurance business growth, and unfavorable reserve updates for GMDB, partially offset by more favorable mortality experience, net of reinsurance. The amortization of DAC increased $132 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Interest expense increased $125 million related to higher reserve financing costs.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	2015			2014			2013
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total

	(in millions)
Term Life	$33	$171	$204	$36	$145	$181	$39	$157	$196
Guaranteed Universal Life(1)	31	189	220	28	121	149	35	376	411
Other Universal Life(1)	28	61	89	13	57	70	5	81	86
Variable Life	22	56	78	21	31	52	16	22	38
Total	$114	$477	$591	$98	$354	$452	$95	$636	$731

__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 17%, 10% and 36% of Guaranteed Universal Life and 7%, 8%, and 9% of Other Universal Life annualized new business premiums for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 to 2014 Annual Comparison. Annualized new business premiums increased $139 million, primarily driven by pricing and other actions we have taken to enhance and diversify product sales.

2014 to 2013 Annual Comparison. Annualized new business premiums decreased $279 million primarily driven by pricing and other actions taken in 2013 to limit the concentration of sales of the universal life insurance product with secondary, or “no-lapse,” guarantees and the discontinuation of the Hartford Life Business products.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues	$5,143	$5,357	$5,518
Benefits and expenses	4,967	5,334	5,361
Adjusted operating income	176	23	157
Realized investment gains (losses), net, and related adjustments	(1)	66	(24)
Related charges	(4)	(5)	(5)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$171	$84	$128
Benefits ratio(1):
Group life(2)	88.7%	89.3%	88.5%
Group disability(2)	75.7%	99.8%	92.8%
Total group insurance(2)	86.6%	91.1%	89.3%
Administrative operating expense ratio(3):
Group life	11.0%	11.1%	10.1%
Group disability	34.1%	30.2%	26.6%
__________

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 89.2%, 79.2% and 87.5% for 2015, respectively, 89.2%, 87.0% and 88.8% for 2014, respectively, and 89.5%, 93.9% and 90.3% for 2013, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income increased $153 million, primarily reflecting favorable comparative net impacts from our annual reviews and updates of assumptions and other refinements. Results for 2015 included a $28 million net benefit from these updates related to actuarial assumptions used in calculating both group disability and group life reserves and other refinements, while results for 2014 included a $107 million net charge from these updates. Excluding the effect of these items, adjusted operating income increased $18 million primarily driven by more favorable underwriting results in our group disability business and lower expenses, partially offset by a lower contribution from net investment spread results and less favorable underwriting results in our group life business. The favorable underwriting results for our group disability business reflected the impact of higher claim resolutions and fewer new claims for long-term contracts, while the less favorable underwriting results for our group life business reflected lower premiums due to lapsed business.

2014 to 2013 Annual Comparison. Adjusted operating income decreased $134 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and updates of assumptions and other refinements. Results for 2014 included a $107 million net charge from these updates, which included a $48 million net charge for certain group disability reserves related to prior periods. See Note 1 to the Consolidated Financial Statements for additional information. Results for 2013 included a $45 million net benefit from these updates. Excluding the effect of these items, adjusted operating income increased $18 million primarily driven by more favorable underwriting results in our group disability business and a higher contribution from net investment spread results, partially offset by higher expenses and less favorable underwriting results in our group life business. The more favorable underwriting results for our group disability business reflected the impact of higher claim resolutions and fewer new claims, partially offset by higher claim severity for long-term contracts. The less favorable underwriting results for the group life business reflected higher claim severity for non-experience-rated contracts, partially offset by more favorable results for experience-rated contracts.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $214 million. Excluding a favorable impact of $2 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $216 million. The decrease reflected $160 million lower premiums and policy charges and fee income in both our group life and group disability businesses primarily driven by lapses resulting from continued pricing discipline on contract renewals and improved claim experience for experience-rated contracts. Net investment income decreased $27 million driven by lower income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $367 million. Excluding a favorable impact of $133 million resulting from our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $234 million. Policyholders’ benefits, including the change in reserves, decreased $198 million, driven by declines in both our group disability and group life businesses, reflecting fewer claims as a result of lapses. The decline in our group disability business also reflected the impact of higher claim resolutions for long-term contracts. The decline in our group life business also reflected improved claim experience for experience-rated contracts.

2014 to 2013 Annual Comparison. Revenues decreased $161 million. Excluding a favorable impact of $51 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $212 million. The decrease reflected $239 million lower premiums and policy charges and fee income in both our group life and group disability businesses driven by lapses resulting from continued pricing discipline on contract renewals. Partially offsetting the decrease was a $28 million increase in net investment income driven by higher income from non-coupon investments.

Benefits and expenses decreased $27 million. Excluding an unfavorable impact of $203 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses decreased $230 million. Policyholders’ benefits, including the change in reserves, decreased $287 million, driven by declines in both our group life and group disability businesses, reflecting fewer claims as a result of lapses. The decline in our group life business also reflected improved claim experience for experience-rated contracts. The decline in our disability business also reflected higher claim resolutions, partially offset by higher claim severity for long-term contracts. Partially offsetting these decreases was an increase of $41 million in general and administrative expenses, including higher compensation costs, costs associated with our claims management process, and other costs to support business initiatives.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Annualized new business premiums(1):
Group life	$204	$189	$240
Group disability	69	67	73
Total	$273	$256	$313
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2015 to 2014 Annual Comparison. Total annualized new business premiums increased $17 million primarily driven by sales to new and existing clients for our group life and group disability businesses, respectively.

2014 to 2013 Annual Comparison. Total annualized new business premiums decreased $57 million reflecting our pricing discipline efforts for both group life and group disability products.

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

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, prior to 2015, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, effective in the first quarter of 2015, we implemented a new structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments.

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

	December 31,
	2015	2014

	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.9	$2.0
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	13.0	12.2
Held-to-maturity U.S. dollar-denominated investments, at amortized cost	0.0	0.1
Other	0.1	0.1
Subtotal	13.1	12.4
Yen-denominated liabilities held in U.S. dollar-based entities(3)	0.0	0.8
Dual currency and synthetic dual currency investments(4)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.9	14.0
Total hedges	$15.8	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $30.5 billion and $29.1 billion as of December 31, 2015 and 2014, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)	The yen-denominated liabilities are reported in Corporate and Other operations.

(4)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

The U.S. dollar-denominated investments that hedge the U.S. dollar-equivalent shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by employing internal hedging strategies between a subsidiary of Prudential Financial and these yen-based entities. These internal hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities.

These U.S. dollar-denominated investments also pay a coupon which is generally higher than what a similar yen-denominated investment would pay. The incremental impact of this higher yield on our U.S. dollar-denominated investments, as well as our dual currency and synthetic dual currency investments discussed below, will vary over time, and is dependent on the duration of the underlying investments as well as interest rate environments in both the U.S. and Japan at the time of the investments. See “—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

Forward currency hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the twelve months ended December 31, 2015, approximately 36% of the segment’s earnings were yen-based and, as of December 31, 2015, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2016, 2017 and 2018, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2013, 2014 and 2015 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 80, 82 and 91 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1160, 1150 and 1120 Korean won per U.S. dollar, respectively. Our results for 2016 will reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 106 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1100 Korean won per U.S. dollar. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Year ended December 31,
	2015	2014	2013

	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$331	$275	$222
Corporate and Other operations:
Impact of intercompany arrangement(1)	(331)	(275)	(222)
Settlement gains (losses) on forward currency contracts	286	293	240
Net benefit (detriment) to Corporate and Other operations	(45)	18	18
Net impact on consolidated revenues and adjusted operating income	$286	$293	$240
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the forward currency hedging program.

As of December 31, 2015 and 2014, the notional amounts of these forward currency contracts were $2.4 billion and $2.6 billion, respectively, of which $1.9 billion and $2.0 billion, respectively, were related to our Japanese insurance operations.

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

As discussed above, to minimize volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement, in the first quarter of 2015 we implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. Included in “Realized investment gains (losses), net, and related adjustments” were net gains of $63 million, net losses of $3,073 million and net losses of $3,962 million from foreign currency remeasurement for the years ended December 31, 2015, 2014 and 2013, respectively. For the U.S. and Australian dollar-denominated assets that were transferred under the new structure in Gibraltar Life, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as the assets mature or are sold. As of December 31, 2015, the remaining net cumulative unrealized investment gains balance related to these assets was $5.1 billion. Absent the sale of any of these assets prior to their stated maturity, approximately 9% of the $5.1 billion balance will be recognized in 2016 and approximately 8% will be recognized in 2017, with the remainder primarily recognized over the following ten years.

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates for which the net impact has been recorded within “Other income.” Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 106 yen per U.S. dollar and Korean won at a rate of 1100 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Revenues:
Life Planner operations	$9,172	$9,267	$8,978
Gibraltar Life and Other operations	10,192	10,799	13,562
Total revenues	19,364	20,066	22,540
Benefits and expenses:
Life Planner operations	7,587	7,678	7,461
Gibraltar Life and Other operations	8,551	9,136	11,927
Total benefits and expenses	16,138	16,814	19,388
Adjusted operating income:
Life Planner operations	1,585	1,589	1,517
Gibraltar Life and Other operations	1,641	1,663	1,635
Total adjusted operating income	3,226	3,252	3,152
Realized investment gains (losses), net, and related adjustments(1)	1,215	(2,192)	(4,065)
Related charges	(60)	(59)	(140)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	57	188	468
Change in experience-rated contractholder liabilities due to asset value changes	(57)	(188)	(468)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	5	(63)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$4,389	$1,006	$(1,116)
__________

(1)	Includes gains and losses from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

2015 to 2014 Annual Comparison. Adjusted operating income from Life Planner operations decreased $4 million including a net unfavorable impact of $56 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in an $11 million net charge in 2015 compared to a $17 million net benefit in 2014. Results for 2014 also included a $24 million net unfavorable impact primarily from reserve refinements in our Korean and Japanese operations.

Excluding the effect of these items, adjusted operating income increased $56 million primarily reflecting growth of business in force driven by sales results and continued strong persistency, partially offset by the impacts of higher expenses supporting business growth, lower net investment spreads and less favorable mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $22 million including a net unfavorable impact of $77 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $10 million net charge in 2015 compared to a $15 million net charge in 2014. Results for 2014 also included a $73 million charge for reserve refinements, $30 million of which was related to 2014 and $43 million of which was related to prior periods. See Note 1 to the Consolidated Financial Statements for more information.

Excluding the effect of these items, adjusted operating income decreased $23 million primarily reflecting higher expenses due to business growth and the absence of gains on sales of fixed assets that occurred in 2014, partially offset by a higher contribution from net investment spreads.

2014 to 2013 Annual Comparison. Adjusted operating income from Life Planner operations increased $72 million including a net unfavorable impact of $16 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $17 million net benefit in 2014 compared to a $19 million net benefit in 2013. Results for 2014 also included a $24 million net unfavorable impact primarily from reserve refinements in our Korean and Japanese operations, compared to a $78 million charge to strengthen reserves in 2013 primarily for certain policies on a previously-acquired business.

Excluding the effect of these items, adjusted operating income increased $36 million primarily reflecting growth of business in force driven by sales results and continued strong persistency, as well as more favorable mortality experience, partially offset by higher expenses.

Adjusted operating income from our Gibraltar Life and Other operations increased $28 million including a net unfavorable impact of $39 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $15 million net charge in 2014 compared to a $108 million net charge in 2013. Results for 2014 also included a $73 million charge for reserve refinements, as discussed above. Results for 2013 also included a $66 million gain on our investment, through a consortium, in China Pacific Group, for which our remaining shares were sold in January 2013, as well as $28 million of integration costs related to the acquisition of the Star and Edison Businesses and a $23 million charge for reserve refinements.

Excluding the effect of these items, adjusted operating income increased $62 million primarily reflecting higher net investment spreads, gains on sales of fixed assets that occurred in 2014, the absence of certain policyholder dividend refinements that occurred in 2013 and lower expenses. Partially offsetting these variances was a lesser impact from accelerated earnings due to surrenders of fixed annuities denominated in Australian and U.S. dollars, as well as less favorable mortality experience.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $95 million including a net unfavorable impact of $857 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $762 million. This increase was primarily driven by higher premiums and policy charges and fee income of $547 million related to growth of business in force. Net investment income increased $158 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations, as shown in the table above under “—Operating Results,” decreased $91 million including a net favorable impact of $801 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $710 million. Policyholder benefits, including changes in reserves, increased $520 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $116 million primarily due to higher distribution costs and other costs supporting business growth. Amortization of DAC increased $66 million, driven by business growth.

Revenues from our Gibraltar Life and Other operations decreased $607 million, including a net unfavorable impact of $928 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $321 million, driven by a $306 million increase in premiums and policy charges and fee income due to business growth, and an $89 million increase in net investment income driven by higher net investment spreads. These increases were partially offset by a decline of $57 million in other income, primarily reflecting the absence of gains on sales of fixed assets that occurred in 2014.

Benefits and expenses of our Gibraltar Life and Other operations decreased $585 million including a net favorable impact of $851 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $266 million, primarily reflecting a $272 million increase in policyholder benefits, including changes in reserves, driven by business growth.

2014 to 2013 Annual Comparison. Revenues from our Life Planner operations increased $289 million including a net unfavorable impact of $392 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $681 million. This increase was primarily driven by higher premiums and policy charges and fee income of $391 million related to growth of business in force. Net investment income increased $143 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations increased $217 million including a net favorable impact of $376 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $593 million. Policyholder benefits, including changes in reserves, increased $503 million primarily driven by business growth. These items were partially offset by favorable mortality experience and lesser comparative reserve refinements, as discussed above. General and administrative expenses, net of capitalization, increased $71 million primarily due to higher distribution costs and technology expenditures.

Revenues from our Gibraltar Life and Other operations decreased $2,763 million, including a net unfavorable impact of $316 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $2,447 million, driven by a $2,366 million decrease in premiums and policy charges and fee income. The decrease in premiums and policy charges and fee income primarily reflected the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and pricing actions taken on certain retirement and protection products in 2013, as well as lower premiums from the Life Consultant distribution channel and reserve refinements, as discussed above. The decrease in revenues also included the impact of $66 million from the sale of our investment in China Pacific Group during the first quarter of 2013, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $2,791 million including a net favorable impact of $277 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $2,514 million. Policyholder benefits, including changes in reserves, decreased $2,446 million driven by the discontinuation of bank channel sales of yen-denominated single premium reduced death benefit whole life products and pricing actions taken on certain retirement and protection products in 2013.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,117	$1,161	$1,128
Gibraltar Life	1,548	1,584	1,756
Total	$2,665	$2,745	$2,884
On a constant exchange rate basis:
Life Planner operations	$1,181	$1,096	$1,034
Gibraltar Life	1,619	1,506	1,598
Total	$2,800	$2,602	$2,632

2015 to 2014 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$729	$116	$271	$65	$1,181	$613	$100	$319	$64	$1,096
Gibraltar Life:
Life Consultants	347	61	126	134	668	330	64	123	142	659
Banks(2)	480	1	40	180	701	418	1	10	176	605
Independent Agency	104	24	69	53	250	95	24	62	61	242
Subtotal	931	86	235	367	1,619	843	89	195	379	1,506
Total	$1,660	$202	$506	$432	$2,800	$1,456	$189	$514	$443	$2,602
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3 year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2015, and 7% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2014.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $85 million. The increase primarily reflects growth in Life Planner headcount and productivity in our Japanese operations as well as in our Brazilian operation. The impacts resulted in an increase in sales of term life products in Japan and whole life products and accident and health products in Brazil. The increase also reflects higher sales of certain life protection products in our Korean operation.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $113 million. Bank channel sales increased $96 million primarily driven by higher sales of U.S. dollar-denominated whole life and retirement products as well as certain yen-denominated life protection products. Life Consultant sales increased $9 million as higher sales of yen-denominated whole life products, U.S. dollar-denominated annuity products and Australian dollar-denominated retirement products were mostly offset by lower sales of Australian dollar-denominated annuity products. Independent Agency sales increased $8 million primarily driven by higher sales of yen-denominated term life products and certain retirement products, partially offset by lower sales of Australian dollar-denominated annuity products.

2014 to 2013 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2014					Year Ended December 31, 2013
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$613	$100	$319	$64	$1,096	$487	$93	$404	$50	$1,034
Gibraltar Life:
Life Consultants	330	64	123	142	659	379	82	127	109	697
Banks(2)	418	1	10	176	605	598	1	9	91	699
Independent Agency	95	24	62	61	242	78	27	68	29	202
Subtotal	843	89	195	379	1,506	1,055	110	204	229	1,598
Total	$1,456	$189	$514	$443	$2,602	$1,542	$203	$608	$279	$2,632
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3 year limited pay annualized new business premiums, which include 100% of new business premiums, represented 7% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2014, and 37% and 47%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2013.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $62 million. Results reflected higher sales of whole life products and annuity products in our Korean operation and of whole life products and accident and health products in our Brazilian operation. These increases were partially offset by a net decline in sales in our Japanese operations where commission rate changes resulted in lower sales of certain retirement products that more than offset an increase in sales of term life products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $92 million. Bank channel sales decreased $94 million due to the discontinuation of our yen-denominated single premium reduced death benefit whole life products in the fourth quarter of 2013, partially offset by higher sales of U.S. and Australian dollar-denominated annuity products and U.S. dollar-denominated whole life products. Life Consultant sales decreased $38 million primarily due to pricing actions taken in the second quarter of 2013 on certain retirement and protection products as well as a lower Life Consultant count, partially offset by higher sales of Australian dollar-denominated annuity products. Independent Agency sales increased $40 million primarily driven by higher sales Australian dollar-denominated annuity products.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2015	2014	2013
Life Planners:
Japan	3,528	3,328	3,258
All other countries	4,064	4,024	3,990
Gibraltar Life Consultants	8,805	8,707	9,327
Total	16,397	16,059	16,575

2015 to 2014 Comparison. The number of Life Planners increased by 240, driven by increases of 200 in Japan and 190 in Brazil as a result of recruiting efforts. Life Planner decreases in other operations, primarily in Poland and Italy, were a result of more selective recruiting efforts and validation requirements.

The number of Gibraltar Life Consultants increased by 98, primarily reflecting improved recruiting efforts and fewer terminations.

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

Corporate and Other

Corporate and Other includes corporate items and initiatives that are not allocated to our business segments, and divested businesses excluding the Closed Block division, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Operating results:
Capital debt interest expense	$(731)	$(626)	$(655)
Operating debt interest expense, net of investment income	69	(126)	(140)
Pension and employee benefits	173	185	243
Other corporate activities(1)	(824)	(781)	(818)
Adjusted operating income	(1,313)	(1,348)	(1,370)
Realized investment gains (losses), net, and related adjustments	(961)	(3,656)	2,270
Related charges	19	4	(51)
Divested businesses	(66)	167	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	(2)	1
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(2,321)	$(4,835)	$879
__________

(1)	Includes consolidating adjustments.

2015 to 2014 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $35 million. Operating debt interest expense, net of investment income, decreased $195 million, reflecting higher net investment income due to higher levels of invested assets, including the transfer of assets to Corporate and Other operations related to the restructuring of the former Closed Block Business and lower operating debt interest expense due to the reassignment of operating debt to capital debt. Capital debt interest expense increased $105 million, primarily reflecting the reassignment of operating debt to capital debt to support capital needs related to our living benefits hedging program described in “—Liquidity and Capital Resources—Capital Protection Framework.” Net charges from other corporate activities increased $43 million, primarily reflecting increased retained corporate expenses, including $80 million of estimated remediation costs related to the administration of certain separate account investments. These remediation costs consist of compensation for the benefit of customers for performance on certain securities lending activities administered by the Company. In addition, the increased retained corporate expenses included enhanced regulatory supervision costs and a negative impact recorded in Corporate and Other operations from income translation adjustments recorded by our International Insurance segment at fixed currency exchange rates versus the actual average rates related to currencies for which we choose not to hedge our exchange rate exposure. These increases were partially offset by a favorable comparative impact from escheatment related and other items.

Results from pension and employee benefits decreased $12 million, including higher expenses from our non-qualified pension plan driven by unfavorable census and assumption updates as of December 31, 2014. This decrease was partially offset by higher income from our qualified pension plan driven by the impact of the decline in interest rates in 2014, partially offset by the negative impact of our mortality assumption update as of December 31, 2014, following the Society of Actuaries’ final issuance in October 2014 of a study of mortality rates and expected future improvement in mortality rates for U.S. benefit plan participants.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2016, we will increase the discount rate to 4.50% from 4.10% in 2015. The expected rate of return on plan assets and the assumed rate of increase in compensation will remain unchanged at 6.25% and 4.50%, respectively. Giving effect to the foregoing assumptions and other factors, we expect income from our qualified pension plan in 2016 to be approximately $50 million to $60 million lower than 2015 levels. The decrease is driven by lower expected returns on plan assets due to lower than expected plan fixed income asset growth in 2015 as well as higher interest costs on the plan obligation due to the higher discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2016, we will increase the discount rate to 4.35% from 3.95%. The expected rate of return on plan assets will remain unchanged at 7.00%. Giving effect to the foregoing assumptions and other factors, we expect postretirement benefit expenses in 2016 to be approximately $15 million to $25 million higher than 2015 levels. The increase in expenses is driven by higher amortization of actuarial losses and lower expected returns on plan assets due to lower than expected asset growth in 2015.

In 2016, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

2014 to 2013 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $22 million. Net charges from other corporate activities declined $37 million, primarily reflecting reduced retained corporate expenses, including lower compensation related costs, and the absence of the accelerated recognition of deferred bond issuance costs related to capital and operating debt redeemed in 2013. These reductions were partially offset by increased costs for enhanced regulatory supervision, an unfavorable comparative impact for the change in our estimate of payments arising from use of the Social Security Master Death file matching criteria to identify both deceased policy and contractholders, and an unfavorable impact from our annual reviews and updates of assumptions on the reserves for certain retained obligations relating to pre-demutualization policyholders. Capital debt interest expense decreased $29 million, primarily driven by the replacement of higher coupon debt with new issuances at lower rates during 2013. Operating debt interest expense, net of investment income, decreased $14 million driven by higher income on higher levels of invested assets.

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

Capital Protection Framework

Results related to our Capital Protection Framework hedging costs that are included in adjusted operating income were $19 million, $39 million and $45 million for the years ended December 31, 2015, 2014 and 2013, respectively. The lower hedge costs correspond to the relative equity market index levels at the time of hedging our equity market exposure. “Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $673 million, net losses of $3,694 million and net gains of $2,077 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Year ended December 31,
	2015	2014	2013

	(in millions)
Long-Term Care	$(67)	$171	$(34)
Residential Real Estate Brokerage Franchise and Relocation Services	(2)	2	84
Individual Health and Disability Insurance	(6)	(8)	(15)
Other	9	2	(6)
Total divested businesses income (loss) excluded from adjusted operating income	$(66)	$167	$29

Long-Term Care. Results for the year ended December 31, 2015 primarily reflected an unfavorable impact from our annual review and update of assumptions and other refinements, as well as unfavorable policy experience. Results for the year ended December 31, 2014 primarily reflected realized gains from derivatives used in duration management, driven by the impact of declining interest rates and favorable policy experience.

Residential Real Estate Brokerage Franchise and Relocation Services. Results for the year ended December 31, 2013 included pre-tax gains of $51 million from the sales of investments in real estate brokerage franchises.

Closed Block Division

The Closed Block division includes certain in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits, expenses and policyholder dividends related to these policies, as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 12 to the Consolidated Financial Statements for additional details.

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

As of December 31, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,694 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,815 million at December 31, 2015, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Year ended December 31,
	2015	2014	2013

	(in millions)
U.S. GAAP results:
Revenues	$6,160	$6,906	$6,036
Benefits and expenses	6,102	7,165	5,974
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$58	$(259)	$62

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2015 to 2014 Annual Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $317 million, reflecting the absence of a $487 million charge representing a make-whole provision for early redemption of the IHC Debt and the cost of terminating associated interest rate swaps, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost in 2014. Excluding the effects of these items, income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $196 million, reflecting a $367 million decrease in net realized investment gains primarily due to lower gains from sales of fixed maturities, less favorable changes in the value of derivatives and higher impairments of invested assets. Net investment income decreased $354 million primarily due to the sale and transfer of invested assets as a result of the restructuring of the former Closed Block Business and lower income from non-coupon investments. Net insurance activity results declined $104 million primarily reflecting the runoff of policies in force and higher dividends to policyholders as a result of an increase in the 2015 and 2016 dividend scales. General and administrative expenses, inclusive of interest expense, declined $122 million primarily driven by lower interest expense, reflecting the redemption in 2014 of the IHC Debt. As a result of the above and other variances, a $137 million increase in the policyholder dividend obligation was recorded in 2015, compared to a $671 million increase in 2014. As noted above, as of December 31, 2015, the excess of actual cumulative earnings over the expected cumulative earnings was $1,694 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

2014 to 2013 Annual Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $321 million. Results for 2014 included a $487 million charge representing a make-whole provision for early redemption of the IHC Debt and the cost of terminating associated interest rate swaps, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost. Excluding the effects of these items, income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $192 million, reflecting a $968 million increase in net realized investment gains, reflecting favorable changes in the value of derivatives and higher trading gains on fixed maturities and equity securities. Net insurance activity results declined $72 million primarily reflecting higher dividends to policyholders as a result of an increase in the 2014 and 2015 dividend scales. The value of trading account assets declined $22 million primarily due to foreign currency translation losses on fixed maturities. As a result of the above and other variances, a $671 million increase in the policyholder dividend obligation was recorded in 2014, compared to a $2 million increase in 2013.

Revenues, Benefits and Expenses

2015 to 2014 Annual Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $746 million, primarily driven by a $354 million decrease in net investment income and a $328 million decrease in net realized investment gains, as discussed above. The $328 million decrease in net realized investment gains included the absence of $39 million realized loss from termination of interest rate swaps related to the early redemption of the IHC Debt in 2014. In addition, premiums declined $35 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $1,063 million, primarily driven by a $596 million decrease in general and administrative expenses, inclusive of interest expense, including the absence of a $448 million charge on a make-whole provision for early redemption of the IHC Debt, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost in 2014, as discussed above. Dividends to policyholders decreased $505 million, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, partially offset by an increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 and 2016 dividend scales.

2014 to 2013 Annual Comparison. Revenues increased $870 million, primarily driven by a $929 million increase in net realized investment gains, partially offset by a $24 million decline in premiums, as discussed above. The $929 million increase in net realized investment gains included a $39 million realized loss from termination of interest rate swaps related to the early redemption of the IHC Debt.

Benefits and expenses increased $1,191 million, primarily driven by a $725 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings and an increase in dividends paid and accrued to policyholders as a result of an increase in the 2014 and 2015 dividend scales, partially offset by the runoff of policies in force. General and administrative expenses, inclusive of interest expense, increased $474 million, including a $448 million charge on a make-whole provision for early redemption of the IHC Debt, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost, as discussed above.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2015, 2014 and 2013, separately reflecting the impact of certain significant items.

	Year ended December 31,
	2015	2014	2013

	(in millions)
Tax provision (benefit)	$2,072	$349	$(1,058)
Impact of:
Non-taxable investment income	341	381	319
Foreign taxes at other than U.S. rate	51	(146)	38
Low income housing and other tax credits	116	127	105
Reversal of acquisition opening balance sheet deferred tax items	0	(53)	(55)
Change in repatriation assertion	3	(32)	0
Minority interest	24	19	37
Medicare Part D	10	(3)	43
Change in law: active financing exception	108	0	2
Other	(6)	(26)	(20)
Tax provision (benefit) excluding these items	$2,719	$616	$(589)

2015 to 2014 Annual Comparison. Our income tax provision, on a consolidated basis, amounted to an income tax expense of $2,072 million in 2015 compared to an expense of $349 million in 2014. The increased expense was primarily due to an increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in 2015 compared to 2014. In addition, during the fourth quarter of 2014, we changed the repatriation assertion for our Japanese insurance companies with respect to post-2013 operating earnings and AOCI, except realized and unrealized capital gains and losses. On March 31, 2015, the government of Japan enacted an approximately two percentage points reduction in the Japanese tax rate, effective April 1, 2015. Our income tax provision for 2015 reflects a tax benefit from the lower Japan tax rate for indefinitely reinvested earnings of our Japanese insurance operations, partially offset by $75 million of additional tax expense related to the revaluation of Japan’s deferred tax asset. In addition, in December 2015, Congress enacted legislation renewing the Active Financing Exception (“AFE”), retroactive to January 1, 2015 and making the provision a permanent part of the U.S. tax code. As a result of the change in tax law, deferred tax liabilities associated with Prudential of Korea’s and Prudential of Taiwan’s unrealized investment gains were reversed in the fourth quarter of 2015, and an additional tax benefit of $108 million was reflected in our income tax provision for 2015.

Our income tax provision related to foreign operations, on a consolidated basis, amounted to an income tax expense of $742 million in 2015 compared to an income tax benefit of $456 million in 2014. The foreign operations income tax expense increased primarily due to the increase in foreign operations pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures partially offset by the impact of tax rate changes in Japan during 2014 and 2015.

2014 to 2013 Annual Comparison. Our income tax provision, on a consolidated basis, amounted to an income tax expense of $349 million in 2014 compared to a benefit of $1,058 million in 2013. Our income tax provision for 2014 and 2013 included $53 million and $55 million, respectively, of an additional U.S. tax expense related to the realization of a portion of the local deferred tax assets existing on the opening day balance sheet for the Star and Edison Businesses and Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”). The local utilization of the deferred tax asset coupled with the repatriation assertion related to the applicable earnings of our Japanese entities creates the effect of a “double tax” for U.S. GAAP purposes, even though the tax will only be paid once. In addition, the U.S. tax expense for 2014 reflected a change in repatriation assertion for our Japanese insurance companies, as described above, and as a result, foreign taxes at other than the U.S. rate for 2014 reflected the lower local country rate for permanently reinvested earnings of our Japanese insurance operations. The U.S. tax expense for 2013 reflected a change in repatriation assertion for Gibraltar Life and Prudential Gibraltar. During 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. Excluding the impact of the “double tax” and the 2014 change in repatriation assertion for our Japanese insurance companies, the 2014 income tax expense increased primarily due to the increase in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures”.

Our income tax provision related to foreign operations, on a consolidated basis, amounted to an income tax benefit of $456 million in 2014 compared to an income tax benefit of $826 million in 2013. Our foreign operations income tax provision for 2013 included $108 million of an additional tax expense from the re-measurement of deferred tax liabilities resulting from the Japan corporate income tax rate reduction. However, since the 2013 earnings of our Japanese operations were treated as being subject to repatriation, our domestic tax provision in 2013 included $108 million of an additional tax benefit resulting from the increase or decrease in the future foreign tax credit benefit and, as a result, the reduction in the Japan corporate tax rate had no impact on our overall income tax provision in 2013. Excluding the impact from the Japan corporate income tax rate reduction, the foreign operations income tax benefit decreased primarily due to the decrease in foreign operations pre-tax loss from continuing operations before income taxes and equity in earnings of operating joint ventures.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains. For additional information regarding income taxes, see Note 19 to the Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was $0 million, $12 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2015	2014	2013

	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(581)	$151	$(718)
Derivatives	138	(32)	52
Commercial mortgages and other loans	4	12	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	490	(106)	695
Net gains (losses)	$51	$25	$27
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$57	$188	$468
Change in experience-rated contractholder liabilities due to asset value changes	(57)	(188)	(468)
Net gains (losses)	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(524)	$339	$(250)
Derivatives	138	(32)	52
Commercial mortgages and other loans	4	12	(2)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	433	(294)	227
Net gains (losses)	$51	$25	$27
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $15 million, $2 million and $26 million as of December 31, 2015, 2014 and 2013, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $64 million, $1 million and $58 million for the years ended December 31, 2015, 2014 and 2013, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value measurement establishes a framework that includes a three-level hierarchy used to classify the inputs used in measuring fair value. The level in the hierarchy within which the fair value falls is determined based on the lowest level input that is significant to the measurement. The fair values of assets and liabilities classified as Level 3 include at least one significant unobservable input in the measurement. See Note 20 to the Consolidated Financial Statements for an additional description of the valuation hierarchy levels as well as for the balances of assets and liabilities measured at fair value on a recurring basis by hierarchy level presented on a consolidated basis.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 12 to the Consolidated Financial Statements for further information on the Closed Block.

	As of December 31, 2015				As of December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)

	(in millions)
Fixed maturities, available-for-sale	$252,528	$4,598	$37,795	$1,022	$255,424	$4,655	$43,666	$1,011
Trading account assets:
Fixed maturities	29,091	840	176	0	26,965	550	198	0
Equity securities	2,240	537	112	52	2,139	555	152	108
All other(2)	3,361	5	0	0	1,683	7	0	0
Subtotal	34,692	1,382	288	52	30,787	1,112	350	108
Equity securities, available-for-sale	6,547	264	2,727	2	6,339	272	3,522	3
Commercial mortgage and other loans	274	0	0	0	380	0	0	0
Other long-term investments	1,172	957	423	423	1,441	1,216	331	331
Short-term investments	6,270	0	1,217	0	5,898	0	1,837	0
Cash equivalents	13,143	0	1,065	0	10,647	0	1,198	0
Other assets	16	7	0	0	115	2	0	0
Subtotal excluding separate account assets	314,642	7,208	43,515	1,499	311,031	7,257	50,904	1,453
Separate account assets	285,570	27,656	0	0	296,435	24,662	0	0
Total assets	$600,212	$34,864	$43,515	$1,499	$607,466	$31,919	$50,904	$1,453
Future policy benefits	$8,434	$8,434	$0	$0	$8,182	$8,182	$0	$0
Other liabilities(2)	32	2	1	0	228	5	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	8,597	8,597	0	0	6,033	6,033	0	0
Total liabilities	$17,063	$17,033	$1	$0	$14,443	$14,220	$0	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis totaled 5.8% and 5.3% as of December 31, 2015 and 2014, respectively, for PFI excluding the Closed Block division, and 3.4% and 2.9% as of December 31, 2015 and 2014, respectively, for the Closed Block division.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.3 billion of public fixed maturities as of December 31, 2015 with values primarily based on indicative broker quotes, and approximately $1.2 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Other Long-Term Investments

Other long-term investments classified in Level 3 primarily include fund investments where the fair value option has been elected. These fair values are primarily determined by the fund managers. Since the valuations may be based on unobservable market inputs and cannot be validated by the Company, these investments are included within Level 3. Investments in these funds for PFI excluding the Closed Block division included in Level 3 totaled approximately $1.0 billion as of December 31, 2015.

Separate Account Assets

Separate account assets included in Level 3 primarily include real estate investments. The fair value of real estate held in consolidated investment funds is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. The appraisals also include replacement cost estimates and recent sales data as alternate methods of fair value. These appraisals and the related assumptions are updated at least annually. Since many of the assumptions utilized are unobservable and are considered to be significant inputs to the valuation, the real estate investments within separate account assets are reflected within Level 3. Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, GMWB and GMIWB. These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $8.4 billion as of December 31, 2015. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding OTTI for fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

We use interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar-equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based and interest rate derivatives to hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Many of these derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way.

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

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments for the periods indicated. For additional details regarding adjusted operating income, see Note 22 to the Consolidated Financial Statements.

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$3,192	$475	$(5,438)
Closed Block division	833	1,161	232
Consolidated realized investment gains (losses), net	$4,025	$1,636	$(5,206)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$1,431	$753	$(213)
Equity securities	4	81	130
Commercial mortgage and other loans	36	79	72
Derivative instruments	1,775	(445)	(5,488)
Other	(54)	7	61
Total	$3,192	$475	$(5,438)
Related adjustments	(934)	(4,063)	(4,518)
Realized investment gains (losses), net, and related adjustments	2,258	(3,588)	(9,956)
Related charges	(679)	(542)	1,807
Realized investment gains (losses), net, and related charges and adjustments	$1,579	$(4,130)	$(8,149)
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$203	$441	$120
Equity securities	447	431	314
Commercial mortgage and other loans	1	31	7
Derivative instruments	195	263	(200)
Other	(13)	(5)	(9)
Total	$833	$1,161	$232

2015 to 2014 Annual Comparison

PFI excluding Closed Block Division

Net realized investment gains were $3,192 million in 2015, compared to net realized investment gains of $475 million in 2014.

Net realized gains on fixed maturity securities were $1,431 million in 2015, compared to net realized gains of $753 million in 2014, as set forth in the following table:

	Year Ended December 31,
	2015	2014

	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,729	$1,063
Private bond prepayment premiums	80	91
Total gross realized investment gains	1,809	1,154
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(97)	(36)
Gross losses on sales and maturities(1)	(273)	(327)
Credit related losses on sales	(8)	(38)
Total gross realized investment losses	(378)	(401)
Realized investment gains (losses), net—Fixed Maturity Securities	$1,431	$753
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$1,456	$736
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $1,456 million in 2015 primarily due to net gains of $511 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment, and gains of $852 million associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life and will be recognized in earnings over time as these assets mature or are sold. See “—Results of Operations by Segment—International Insurance Division” above. These gains were partially offset by OTTI of $97 million. Net gains on sales and maturities of fixed maturity securities of $736 million in 2014 were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. These gains were partially offset by OTTI of $36 million. See below for information regarding the OTTI of fixed maturity securities in 2015 and 2014.

Net realized gains on equity securities were $4 million and $81 million for the years ended 2015 and 2014, respectively, primarily driven by gains on sales within our International Insurance segment. These gains were partially offset by OTTI of $111 million and $26 million for the years ended 2015 and 2014, respectively. See below for additional information regarding the OTTI of equity securities in 2015 and 2014.

Net realized gains on commercial mortgage and other loans for the year ended 2015 were $36 million, primarily driven by servicing revenue of $31 million in our Asset Management business and a net decrease in the allowance for losses of $5 million. Net realized gains on commercial mortgage and other loans were $79 million for the year ended 2014 were primarily driven by a net decrease in the allowance for losses of $65 million, including the impact of assumption updates. For additional information regarding our commercial mortgage and other allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $1,775 million in 2015, compared to net realized losses of $445 million in 2014. The net gains in 2015 primarily reflect $995 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $326 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $345 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, and $159 million of gains primarily representing fees earned on fee-based synthetic guaranteed investment contracts (“GICs”) which are accounted for as derivatives. The net derivative losses in 2014 primarily reflect net losses of $2,627 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also, contributing were net losses of $500 million on foreign currency derivatives used to hedge portfolio assets in our Japan business, primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. These losses were partially offset by gains of $1,502 million on interest rate derivatives used to manage duration as long-term interest rates decreased, $869 million gains on other foreign currency derivatives primarily associated with hedges of portfolio assets in our U.S. business and hedges of future income of non-U.S. businesses (predominantly in Japan) as the U.S. dollar strengthened against various currencies, and $166 million gains of fees earned on fee-based synthetic GICs.

Net realized losses within other investments were $54 million in 2015 primarily driven by OTTI of $121 million on investments in limited partnerships, partially offset by gains of $40 million, on sales of real estate. Net realized gains on other investments were $7 million in 2014 and included net gains of $28 million, primarily from our Asset Management and International Insurance segments, partially offset by OTTI of $21 million on real estate and joint ventures and partnership investments.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2015 include net negative related adjustments of $934 million driven by settlements on interest rate and currency derivatives. Results for 2014 included net negative related adjustments of $4,063 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations and by settlements on interest rate and currency derivatives. We implemented a structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations by Segment—International Insurance Division” above.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for 2015 include net related charges of $679 million, compared to net related charges of $542 million in 2014. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 22 to the Consolidated Financial Statements.

During 2015, we recorded OTTI of $329 million in earnings, compared to $83 million in 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2015	2014

	(in millions)
OTTI recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$31	$22
Private fixed maturity securities	66	14
Total fixed maturity securities	97	36
Equity securities	111	26
Other invested assets(2)	121	21
Total	$329	$83
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31,
	2015	2014

	(in millions)
OTTI on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$82	$24
Due to other accounting guidelines(3)	15	12
Total	$97	$36
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

Fixed maturity security OTTI in 2015 were concentrated in the industrial other, consumer cyclical, and energy sectors within corporate securities. These OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security OTTI in 2014 were concentrated in the utility, consumer cyclical, and finance sectors within corporate securities. These OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy, finance, and utility sectors. Other invested assets OTTI in 2014 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

Closed Block Division

Net realized investment gains were $833 million and $1,161 million for the years ended 2015 and 2014, respectively.

Net realized gains on fixed maturity securities were $203 million and $441 million in 2015 and 2014, as set forth in the following table:

	Year Ended December 31,
	2015	2014

	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$237	$471
Private bond prepayment premiums	69	39
Total gross realized investment gains	306	510
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(44)	(20)
Gross losses on sales and maturities(1)	(57)	(37)
Credit related losses on sales	(2)	(12)
Total gross realized investment losses	(103)	(69)
Realized investment gains (losses), net—Fixed Maturity Securities	$203	$441
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$180	$434
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $447 million and $431 million for the years ended 2015 and 2014, respectively, resulting from net gains on sales of equity securities of $462 million and $437 million, respectively, partially offset by OTTI of $15 million and $6 million, respectively. See below for additional information regarding the OTTI of equity securities in 2015 and 2014.

Net realized gains on commercial mortgage and other loans were $1 million and $31 million for the years ended 2015 and 2014, respectively. Net realized gains on commercial mortgage and other loans of $31 million for the year ended 2014 were primarily driven by a net decrease in the allowance for losses of $32 million, including the impact of assumption updates. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $195 million and $263 million in 2015 and 2014, respectively. The net gains in 2015 primarily reflect $193 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies. Derivative gains in 2014 primarily reflect net gains of $182 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro; net gains of $72 million on interest rate derivatives primarily used to manage duration as long term interest rates decreased; and net gains of $45 million on “to be announced” (“TBA”) forward contracts as interest rates declined. These gains are partially offset by losses of $41 million on terminated capital cash flow hedges due to debt extinguishment.

During 2015, we recorded OTTI of $80 million in earnings, compared to OTTI of $31 million recorded in earnings in 2014. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2015	2014

	(in millions)
OTTI recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$9	$13
Private fixed maturity securities	35	7
Total fixed maturity securities	44	20
Equity securities	15	6
Other invested assets(2)	21	5
Total	$80	$31
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Year Ended December 31,
	2015	2014

	(in millions)
OTTI on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$41	$19
Due to other accounting guidelines	3	1
Total	$44	$20
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

Fixed maturity security OTTI in 2015 were concentrated in the industrial other, foreign government, and consumer cyclical sectors within corporate securities. Fixed maturity security OTTI in 2014 were concentrated in the consumer cyclical and foreign government securities sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. In both periods these OTTI primarily reflect adverse financial conditions of the respective issuers.

Equity security OTTI in 2015 and 2014 were primarily due to circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values.

Other invested assets OTTI in 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy sector. Other invested assets OTTI in 2014 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

2014 to 2013 Annual Comparison

PFI excluding Closed Block Division

Net realized investment losses were $475 million in 2014, compared to net realized investment losses of $5,438 million in 2013.

Net realized gains on fixed maturity securities were $753 million in 2014, compared to net realized losses of $213 million in 2013, as set forth in the following table:

	Year Ended December 31,
	2014	2013

	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,063	$1,172
Private bond prepayment premiums	91	66
Total gross realized investment gains	1,154	1,238
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(36)	(150)
Gross losses on sales and maturities(1)	(327)	(1,270)
Credit related losses on sales	(38)	(31)
Total gross realized investment losses	(401)	(1,451)
Realized investment gains (losses), net—Fixed Maturity Securities	$753	$(213)
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$736	$(98)
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities of $736 million in 2014 were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. Net losses on sales and maturities of fixed maturity securities of $98 million in 2013 were primarily driven by losses on sales of securities due to changes in interest rates subsequent to the acquisition of securities that were sold, partially offset by gains on sales within our International Insurance segment initiated for purposes of duration management as well as from surrenders of fixed annuities denominated in Australian and U.S. dollars. See below for additional information regarding the OTTI of fixed maturity securities in 2014 and 2013.

Net realized gains on equity securities were $81 million and $130 million for the years ended 2014 and 2013, respectively, driven by gains on sales, primarily within our International Insurance segment, of $107 million and $142 million, respectively. These gains were partially offset by OTTI of $26 million and $12 million for the years ended 2014 and 2013, respectively. See below for additional information regarding the OTTI of equity securities in 2014 and 2013.

Net realized gains on commercial mortgage and other loans for the year ended 2014 were $79 million, primarily driven by a net decrease in the allowance for losses of $65 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans were $72 million for the year ended in 2013, were primarily driven by a net decrease in the allowance for losses of $38 million, mostly driven by payoffs and quality rating upgrades. For additional information regarding our commercial mortgage and other allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

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

Net realized gains on other investments were $7 million in 2014 and included net gains of $28 million, primarily from our Asset Management and International Insurance segments, partially offset by OTTI of $21 million on real estate and joint ventures and partnership investments. Net realized gains on other investments were $61 million in 2013 and included net gains of $73 million, primarily within our Corporate and Other segment, partially offset by OTTI of $12 million on real estate and joint ventures and partnership investments.

Related adjustments for 2014 included net negative related adjustments of $4,063 million, compared to net negative related adjustments of $4,518 million for 2013. Results for both periods were driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japanese insurance operations, as discussed above, and by settlements on interest rate and currency derivatives.

Related charges for 2014 included net related charges of $542 million, compared to net related benefits of $1,807 million in 2013. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

During 2014, we recorded OTTI of $83 million in earnings, compared to $174 million in 2013. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

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

(2)	Includes OTTI relating to investments in joint ventures and partnerships and real estate investments.

	Year Ended December 31,
	2014	2013

	(in millions)
OTTI on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$24	$(80)
Due to other accounting guidelines(3)	12	(70)
Total	$36	$(150)
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

Fixed maturity security OTTI in 2014 were concentrated in the utility, consumer cyclical, and finance sectors within corporate securities. These OTTI were primarily related to intent to sell securities, or related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security OTTI in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages, and in the utility, communications, and consumer non-cyclical sectors within corporate securities. These OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in 2014 and 2013 were primarily due to circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values.

Closed Block Division

Net realized investment gains were $1,161 million in 2014, compared to net realized investment gains of $232 million in 2013.

Net realized gains on fixed maturity securities were $441 million in 2014, compared to net realized gains of $120 million in 2013, as set forth in the following table:

	Year Ended December 31,
	2014	2013

	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$471	$300
Private bond prepayment premiums	39	33
Total gross realized investment gains	510	333
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(20)	(49)
Gross losses on sales and maturities(1)	(37)	(149)
Credit related losses on sales	(12)	(15)
Total gross realized investment losses	(69)	(213)
Realized investment gains (losses), net—Fixed Maturity Securities	$441	$120
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$434	$151
__________

(1)	Amounts exclude prepayment premiums, OTTI, and credit related losses through sales of investments pursuant to our credit risk objectives.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $431 million and $314 million for the years ended 2014 and 2013, respectively, and included net gains on sales of equity securities of $437 million and $317 million, respectively, partially offset by OTTI-impairments of $6 million and $3 million, respectively. See below for additional information regarding the OTTI of equity securities in 2014 and 2013.

Net realized gains on commercial mortgage and other loans for the year ended 2014 were $31 million, primarily driven by a net decrease in the allowance for losses of $32 million, including the impact of assumption updates. Net realized gains on commercial mortgage and other loans were $7 million for the year ended 2013, primarily related to a net decrease in the allowance for losses. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

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

During 2014, we recorded OTTI of $31 million in earnings, compared to OTTI of $62 million in 2013. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Year Ended December 31,
	2014	2013

	(in millions)
OTTI recorded in earnings—Closed Block Division(1)
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

Fixed maturity security OTTI in 2014 were concentrated in the consumer cyclical and foreign government securities sectors within corporate securities and in asset-backed securities collateralized by sub-prime mortgages. Fixed maturity security OTTI in 2013 were concentrated in asset-backed securities collateralized by sub-prime mortgages and in the utility and consumer non-cyclical sectors within corporate securities.

Equity security OTTI in 2014 and 2013 were primarily due to circumstances where the decline in value was maintained for one year or greater or due to the extent and duration of declines in values.

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers as well as our other general liabilities. Our general account does not include: (1) assets of our derivative operations; (2) assets of our asset management operations, including assets managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

The general account portfolios are managed pursuant to the distinct objectives and investment policy statements of PFI excluding the Closed Block division and the Closed Block division. The primary investment objectives of PFI excluding the Closed Block division include:

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

We pursue our objective to optimize investment income yield for PFI excluding the Closed Block division over time through: (1) the investment of net operating cash flow, including new product premium inflows, and proceeds from investment sales, repayments and prepayments, into investments with attractive risk-adjusted yields, and (2) where appropriate, the sale of lower-yielding investments, either to meet various cash flow needs or to manage the portfolio's risk exposure profile with respect to duration, credit, currency and other risk factors, while considering the impact on taxes and capital.

The primary investment objectives of the Closed Block division include:

•	providing for the reasonable dividend expectations of the participating policyholders within the Closed Block division; and

•
optimizing total return, including both investment income yield and capital appreciation, within risk constraints, while managing the market risk exposures associated with the major products in the Closed Block division.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2015, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, is between 6 and 7 years. As of December 31, 2015, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, is between 10 and 11 years, and represents a blend of yen-denominated and U.S. and Australian dollar-denominated investments, which have distinct average durations. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities, and commercial mortgage loans. In addition, we hold allocations of non-coupon investments, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership, and seed money investments in separate accounts.

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

We use privately-placed corporate debt securities and commercial mortgage loans, which consist of mortgages on diversified properties in terms of geography, property type and borrowers, to enhance the yield on our portfolio and to improve the overall diversification of the portfolios. Private placements typically offer enhanced yields due to an illiquidity premium and generally offer enhanced credit protection in the form of covenants. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

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

	December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,628	63.1%	$23,505	$240,133
Public, held-to-maturity, at amortized cost	1,834	0.5	0	1,834
Private, available-for-sale, at fair value	35,767	10.4	14,290	50,057
Private, held-to-maturity, at amortized cost	474	0.1	0	474
Trading account assets supporting insurance liabilities, at fair value	20,522	6.0	0	20,522
Other trading account assets, at fair value	1,561	0.5	288	1,849
Equity securities, available-for-sale, at fair value	6,537	1.9	2,726	9,263
Commercial mortgage and other loans, at book value	40,486	11.8	9,771	50,257
Policy loans, at outstanding balance	6,867	2.0	4,790	11,657
Other long-term investments(1)	6,549	1.9	2,921	9,470
Short-term investments	6,250	1.8	1,467	7,717
Total general account investments	343,475	100.0%	59,758	403,233
Invested assets of other entities and operations(2)	13,959		0	13,959
Total investments	$357,434		$59,758	$417,192

	December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$220,539	64.4%	$28,626	$249,165
Public, held-to-maturity, at amortized cost	2,000	0.6	0	2,000
Private, available-for-sale, at fair value	34,738	10.1	15,039	49,777
Private, held-to-maturity, at amortized cost	575	0.2	0	575
Trading account assets supporting insurance liabilities, at fair value	20,263	5.9	0	20,263
Other trading account assets, at fair value	1,456	0.5	350	1,806
Equity securities, available-for-sale, at fair value	6,331	1.8	3,522	9,853
Commercial mortgage and other loans, at book value	36,538	10.7	9,475	46,013
Policy loans, at outstanding balance	6,798	2.0	4,914	11,712
Other long-term investments(1)	7,169	2.1	2,766	9,935
Short-term investments	5,874	1.7	2,037	7,911
Total general account investments	342,281	100.0%	66,729	409,010
Invested assets of other entities and operations(2)	10,976		0	10,976
Total investments	$353,257		$66,729	$419,986
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)
Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third- parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in 2015 was primarily due to the reinvestment of net investment income and the transfer of assets from the former Closed Block Business partially offset by the translation impact of the Australian dollar and yen weakening against the U.S. dollar, a net decrease in fair value driven by an increase in interest rates in the U.S. and credit spread widening, and net business outflows. The general account investments attributable to the Closed Block division decreased in 2015, primarily due to the transfer of assets related to the former Closed Block Business and a net decrease in fair value driven by an increase in interest rates in the U.S. and credit spread widening. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

As of both December 31, 2015 and 2014, 41% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations.

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

	December 31, 2015	December 31, 2014
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$109,257	$111,991
Public, held-to-maturity, at amortized cost	1,834	2,000
Private, available-for-sale, at fair value	9,747	8,835
Private, held-to-maturity, at amortized cost	474	575
Trading account assets supporting insurance liabilities, at fair value	2,020	1,910
Other trading account assets, at fair value	647	672
Equity securities, available-for-sale, at fair value	2,660	2,504
Commercial mortgage and other loans, at book value	9,756	8,215
Policy loans, at outstanding balance	2,208	2,146
Other long-term investments(1)	1,742	1,606
Short-term investments	417	406
Total Japanese general account investments	$140,762	$140,860
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives, and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2015 was primarily attributable to the translation impact of the Australian dollar and the yen weakening against the U.S. dollar, a net decrease in fair value driven by credit spread widening and an increase in U.S. interest rates.

As of December 31, 2015, our Japanese insurance operations had $50.2 billion, at fair value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third-party derivative contracts and $32.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2014, our Japanese insurance operations had $48.9 billion, at fair value, of investments denominated in U.S. dollars, including $3.6 billion that were hedged to yen through third-party derivative contracts and $31.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $1.3 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2014, is primarily attributable to portfolio growth as a result of business inflows and the reinvestment of net investment income, partially offset by a net decrease in fair value driven by credit spread widening and an increase in U.S. interest rates.

Our Japanese insurance operations had $10.0 billion and $10.4 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2015 and 2014, respectively. The $0.4 billion decrease in the fair value of Australian dollar-denominated investments from December 31, 2014, is primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar, partially offset by portfolio growth as a result of business inflows and the reinvestment of net investment income.

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

	Year Ended December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.03%	$8,876	4.94%	$1,692	4.15%	$10,568
Trading account assets supporting insurance liabilities	3.59	720	0.00	0	3.59	720
Equity securities	5.67	266	3.49	70	5.01	336
Commercial mortgage and other loans	4.58	1,728	5.42	512	4.75	2,240
Policy loans	5.01	334	6.06	285	5.45	619
Short-term investments and cash equivalents	0.25	43	1.14	12	0.28	55
Other investments	5.91	489	7.24	222	6.27	711
Gross investment income before investment expenses	3.97	12,456	5.14	2,793	4.14	15,249
Investment expenses	(0.14)	(394)	(0.25)	(140)	(0.16)	(534)
Investment income after investment expenses	3.83%	12,062	4.89%	2,653	3.98%	14,715
Investment results of other entities and operations(2)		114		0		114
Total investment income		$12,176		$2,653		$14,829

	Year Ended December 31, 2014
	PFI excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.90%	$8,762	5.18%	$1,917	4.08%	$10,679
Trading account assets supporting insurance liabilities	3.75	765	0.00	0	3.75	765
Equity securities	5.97	275	3.40	79	5.11	354
Commercial mortgage and other loans	4.80	1,565	5.45	524	4.95	2,089
Policy loans	5.08	341	6.07	292	5.49	633
Short-term investments and cash equivalents	0.21	26	1.03	8	0.25	34
Other investments	9.10	753	13.35	342	10.11	1,095
Gross investment income before investment expenses	4.04	12,487	5.54	3,162	4.28	15,649
Investment expenses	(0.14)	(362)	(0.27)	(155)	(0.16)	(517)
Investment income after investment expenses	3.90%	12,125	5.27%	3,007	4.12%	15,132
Investment results of other entities and operations(2)		124		0		124
Total investment income		$12,249		$3,007		$15,256

	Year Ended December 31, 2013
	PFI excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.79%	$8,575	5.30%	$2,002	4.01%	$10,577
Trading account assets supporting insurance liabilities	3.79	775	0.00	0	3.79	775
Equity securities	6.19	256	3.40	82	5.16	338
Commercial mortgage and other loans	5.04	1,403	5.85	552	5.24	1,955
Policy loans	4.82	316	6.01	295	5.33	611
Short-term investments and cash equivalents	0.22	30	0.95	7	0.25	37
Other investments	7.04	553	10.22	228	7.75	781
Gross investment income before investment expenses	3.89	11,908	5.52	3,166	4.15	15,074
Investment expenses	(0.12)	(308)	(0.26)	(150)	(0.14)	(458)
Investment income after investment expenses	3.77%	11,600	5.26%	3,016	4.01%	14,616
Investment results of other entities and operations(2)		113		0		113
Total investment income		$11,713		$3,016		$14,729
__________

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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for 2015 decreased compared to 2014, due to lower income on non-coupon investments and lower fixed income reinvestment rates.

The net investment income yield attributable to the Closed Block division for 2014 remained relatively flat compared to 2013, as higher income from non-coupon investments was mostly offset by lower fixed income reinvestment rates.

The following table sets forth the income yield and investment income for each major investment category of our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portion of the general account which is presented separately below, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Year Ended December 31,
	2015		2014		2013
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.67%	$5,686	4.69%	$5,461	4.65%	$5,306
Trading account assets supporting insurance liabilities	3.79	688	3.96	730	3.99	741
Equity securities	6.07	197	6.49	191	7.30	174
Commercial mortgage and other loans	4.62	1,338	4.96	1,271	5.27	1,145
Policy loans	5.52	250	5.66	253	5.45	228
Short-term investments and cash equivalents	0.25	38	0.21	22	0.23	26
Other investments	6.17	356	10.03	598	7.54	383
Gross investment income before investment expenses	4.33	8,553	4.63	8,526	4.52	8,003
Investment expenses	(0.15)	(239)	(0.15)	(209)	(0.12)	(152)
Investment income after investment expenses	4.18%	8,314	4.48%	8,317	4.40%	7,851
Investment results of other entities and operations(2)		114		124		113
Total investment income		$8,428		$8,441		$7,964
__________

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

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for 2015, compared to 2014, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for 2014, compared to 2013, was primarily the result of higher income from non-coupon investments and from reinvestments within certain asset portfolios primarily into higher yielding securities, primarily during the second half of 2013.

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

	Year Ended December 31,
	2015		2014		2013
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.23%	$3,190	3.06%	$3,301	2.91%	$3,269
Trading account assets supporting insurance liabilities	1.66	32	1.80	35	1.81	34
Equity securities	4.77	69	5.06	84	4.69	82
Commercial mortgage and other loans	4.45	390	4.20	294	4.21	258
Policy loans	3.93	84	3.93	88	3.70	88
Short-term investments and cash equivalents	0.32	5	0.24	4	0.19	4
Other investments	5.32	133	6.67	155	6.12	170
Gross investment income before investment expenses	3.35	3,903	3.18	3,961	3.02	3,905
Investment expenses	(0.13)	(155)	(0.12)	(153)	(0.12)	(156)
Total investment income	3.22%	$3,748	3.06%	$3,808	2.90%	$3,749
__________

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

 The increase in net investment income yield on the Japanese insurance portfolio for 2015, compared to 2014, was primarily attributable to a higher allocation into U.S. dollar-denominated investments.

The increase in net investment income yield on the Japanese insurance portfolio for 2014, compared to 2013, was primarily attributable to a higher allocation into U.S. dollar-denominated securities and higher income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $35.0 billion and $33.9 billion, for the years ended December 31, 2015 and 2014, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.3 billion and $8.9 billion, for the years ended December 31, 2015 and 2014, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations see, “—Results of Operations by Segment—International Insurance Division.”

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 12 to the Consolidated Financial Statements for further information on the Closed Block.

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity as of December 31, 2015.

	December 31, 2015
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2016	$7,589	3.3%
Maturing in 2017	8,884	3.9
Maturing in 2018	9,944	4.3
Maturing in 2019	9,577	4.1
Maturing in 2020	11,993	5.2
Maturing in 2021	11,054	4.8
Maturing in 2022	10,046	4.3
Maturing in 2023	9,306	4.0
Maturing in 2024	9,652	4.2
Maturing in 2025	8,438	3.6
Maturing in 2026	5,346	2.3
Maturing in 2027 and beyond	110,417	47.7
Total corporate & government securities	212,246	91.7
Asset-backed securities	6,873	3.0
Commercial mortgage-backed securities	7,300	3.2
Residential mortgage-backed securities	4,861	2.1
Total fixed maturities	$231,280	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains (losses).

	December 31, 2015				December 31, 2014
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$21,505	$1,385	$224	$22,666	$20,569	$1,984	$55	$22,498
Consumer non-cyclical	20,732	2,073	408	22,397	20,956	2,822	141	23,637
Utility	17,369	1,423	393	18,399	16,144	2,149	82	18,211
Capital goods	10,503	978	241	11,240	10,170	1,348	67	11,451
Consumer cyclical	9,223	846	146	9,923	9,447	1,129	37	10,539
Foreign agencies	5,222	1,086	67	6,241	5,186	1,227	38	6,375
Energy	10,793	674	855	10,612	11,395	1,135	275	12,255
Communications	6,294	690	200	6,784	6,465	1,021	41	7,445
Basic industry	5,658	404	321	5,741	6,003	640	71	6,572
Transportation	6,536	605	105	7,036	5,718	769	18	6,469
Technology	3,459	278	72	3,665	3,474	389	30	3,833
Industrial other	3,547	245	73	3,719	2,746	333	21	3,058
Total corporate securities	120,841	10,687	3,105	128,423	118,273	14,946	876	132,343
Foreign government(3)	72,265	12,167	131	84,301	70,327	11,286	111	81,502
Residential mortgage-backed	4,861	353	6	5,208	5,747	466	4	6,209
Asset-backed securities(4)	6,873	195	69	6,999	7,094	292	78	7,308
Commercial mortgage-backed	7,300	160	37	7,423	9,688	344	24	10,008
U.S. Government	11,479	2,900	11	14,368	11,493	3,468	5	14,956
State & Municipal(5)	7,661	675	39	8,297	5,163	693	3	5,853
Total(6)	$231,280	$27,137	$3,398	$255,019	$227,785	$31,495	$1,101	$258,179
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(3)
As of both December 31, 2015 and 2014, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 10% of the balance.

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

The decrease in net unrealized gains from December 31, 2014 to December 31, 2015, was primarily due to a net decrease in fair value driven by an increase in interest rates in the U.S. and credit spread widening.

As of December 31, 2015, PFI excluding the Closed Block division had direct and indirect energy and related exposure with a market value of approximately $13.4 billion, and a net unrealized loss of approximately $0.2 billion, which is reflected in AOCI. The exposure was primarily through public and private corporate securities, 87% of which are investment grade, and also included trading assets, equity securities and private equity investments. OTTI related to investments in the energy sector were $79 million for the year ended December 31, 2015, and we could be exposed to future valuation declines or impairments if energy prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	December 31, 2015
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2014
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$81	$90	$969	$1,141	$1,627
Collateralized loan obligations	4,258	22	0	0	0	4,280	3,821
Collateralized by education loans(1)	20	372	0	0	0	392	382
Collateralized by credit cards	195	0	6	0	0	201	268
Collateralized by auto loans	518	0	0	0	0	518	492
Other asset-backed securities(2)	44	100	70	14	113	341	504
Total asset-backed securities(3)	$5,035	$495	$157	$104	$1,082	$6,873	$7,094
__________

(1)	All of the $392 million of education loans included above carry a Department of Education guaranty as of December 31, 2015.

(2)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	December 31, 2015
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2014
	(in millions)
Collateralized by sub-prime mortgages	$0	$1	$79	$90	$1,019	$1,189	$1,742
Collateralized loan obligations	4,294	23	0	0	0	4,317	3,867
Collateralized by education loans(1)	20	375	0	0	0	395	398
Collateralized by credit cards	200	0	6	0	0	206	277
Collateralized by auto loans	516	0	0	0	0	516	493
Other asset-backed securities(2)	57	100	77	15	127	376	531
Total asset-backed securities(3)	$5,087	$499	$162	$105	$1,146	$6,999	$7,308
__________

(1)	All of the $395 million of education loans included above carry a Department of Education guaranty as of December 31, 2015.

(2)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises, and timeshares.

(3)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2015, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

On an amortized cost basis, asset-backed securities collateralized by sub-prime mortgages attributable to PFI excluding the Closed Block division decreased from $1.627 billion as of December 31, 2014, to $1.141 billion as of December 31, 2015, primarily reflecting sales and principal paydowns. Gross unrealized losses related to our asset-backed securities collateralized by sub-prime mortgages were $34 million as of December 31, 2015, and $55 million as of December 31, 2014. For information regarding the methodology used in determining the fair value of our asset-backed securities collateralized by sub-prime mortgages, see Note 20 to the Consolidated Financial Statements.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	December 31, 2015		December 31, 2014
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,382	90.1%	$5,118	89.1%
Collateralized mortgage obligations	479	9.9	629	10.9
Total residential mortgage-backed securities	$4,861	100.0%	$5,747	100.0%
Portion rated AA or higher(2)	$4,791	98.6%	$5,672	98.7%
__________

(1)
As of December 31, 2015, of these securities, $3.267 billion are supported by U.S. government and $1.115 billion are supported by foreign governments. As of December 31, 2014, of these securities, $3.855 billion were supported by the U.S. government and $1.263 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	December 31, 2015
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2014
	(in millions)
2015	$512	$95	$0	$0	$0	$607	$0
2014	2,419	1	0	0	0	2,420	2,383
2013	2,460	99	0	9	0	2,568	2,481
2012—2009	199	270	0	0	0	469	529
2008—2007	63	33	14	3	0	113	301
2006	1,036	43	10	0	0	1,089	2,576
2005 & Prior	30	1	3	0	0	34	1,418
Total commercial mortgage-backed securities(2)(3)(4)	$6,719	$542	$27	$12	$0	$7,300	$9,688
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of December 31, 2015, are downgraded super senior securities with amortized cost of $49 million in AA and $20 million in A.

(4)	Included in the table above, as of December 31, 2015, are agency commercial mortgage-backed securities with amortized cost of $490 million, all rated AA.

On an amortized cost basis, commercial mortgage-backed securities attributable to PFI excluding the Closed Block division decreased from $9.7 billion as of December 31, 2014, to $7.3 billion as of December 31, 2015, primarily reflecting maturities of 2006 and prior vintages.

Commercial Mortgage-Backed Securities at Fair Value

	December 31, 2015
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2014
	(in millions)
2015	$506	$95	$0	$0	$0	$601	$0
2014	2,470	1	0	0	0	2,471	2,474
2013	2,512	101	0	8	0	2,621	2,571
2012—2009	195	285	0	0	0	480	547
2008—2007	63	35	13	4	0	115	305
2006	1,038	43	10	0	0	1,091	2,642
2005 & Prior	38	2	4	0	0	44	1,469
Total commercial mortgage-backed securities(2)(3)	$6,822	$562	$27	$12	$0	$7,423	$10,008
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2015, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of December 31, 2015, are agency commercial mortgage-backed securities with fair value of $508 million, all rated AA.

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

	December 31, 2015				December 31, 2014
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$177,350	$22,783	$1,445	$198,688	$176,122	$25,715	$564	$201,273
2	43,731	3,698	1,545	45,884	42,111	4,934	402	46,643
Subtotal High or Highest Quality Securities(5)	221,081	26,481	2,990	244,572	218,233	30,649	966	247,916
3	7,085	408	292	7,201	6,619	537	58	7,098
4	2,332	150	100	2,382	2,228	204	50	2,382
5	415	78	12	481	441	83	24	500
6	367	20	4	383	264	22	3	283
Subtotal Other Securities(6)(7)	10,199	656	408	10,447	9,552	846	135	10,263
Total Fixed Maturities	$231,280	$27,137	$3,398	$255,019	$227,785	$31,495	$1,101	$258,179
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of December 31, 2015 and December 31, 2014, 938 securities with amortized cost of $4,253 million (fair value, $4,325 million) and 1,330 securities with amortized cost of $6,864 million (fair value, $7,342 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, compared to $328 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2014, on securities classified as held-to-maturity.

(4)
As of December 31, 2015, includes gross unrealized losses of $212 million on public fixed maturities and $196 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2014, includes gross unrealized losses of $71 million on public fixed maturities and $64 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of December 31, 2015, includes $190,638 million of public fixed maturities and $30,443 million of private fixed maturities and, as of December 31, 2014, includes $189,713 million of public fixed maturities and $28,520 million of private fixed maturities.

(6)
On an amortized cost basis, as of December 31, 2015, includes $5,836 million of public fixed maturities and $4,363 million of private fixed maturities and, as of December 31, 2014, includes $5,712 million of public fixed maturities and $3,840 million of private fixed maturities.

(7)
On an amortized cost basis, as of December 31, 2015, securities considered below investment grade based on lowest of external rating agency ratings, total $11,491 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of forty-two years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of December 31, 2015 and 2014, PFI excluding the Closed Block division had $807 million and $1.5 billion of notional amounts of exposure where we have sold credit protection through credit derivatives, reported at fair value as a liability of $27 million and $2 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold was a gain of $6 million and $3 million for the years ended December 31, 2015 and 2014, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2015 and 2014, PFI excluding the Closed Block division had $409 million and $405 million of notional amounts reported at fair value as a liability of $4 million and $11 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased was a loss of $9 million and $22 million for the years ended December 31, 2015 and 2014, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding OTTI for fixed maturity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $97 million and $36 million for the years ended December 31, 2015 and 2014, respectively.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$765	$765	$196	$196
Fixed maturities:
Corporate securities	12,797	12,851	11,922	12,439
Commercial mortgage-backed securities	1,860	1,862	2,505	2,546
Residential mortgage-backed securities	1,411	1,428	1,640	1,676
Asset-backed securities	1,295	1,299	1,180	1,198
Foreign government bonds	680	694	621	650
U.S. government authorities and agencies and obligations of U.S. states	326	369	303	372
Total fixed maturities	18,369	18,503	18,171	18,881
Equity securities	1,030	1,254	896	1,186
Total trading account assets supporting insurance liabilities	$20,164	$20,522	$19,263	$20,263

As a percentage of amortized cost, 77% and 75% of the portfolio was publicly-traded as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, 91% and 92%, respectively, of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of December 31, 2015, $1.377 billion of the residential mortgage-backed securities were publicly-traded agency pass-through securities, which are supported by implicit or explicit government guarantees, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $26 million secured by “ALT-A” mortgages, represented the remaining $34 million of residential mortgage-backed securities, of which 51% have credit ratings of A or better and 49% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	1,016	964	849	878
Equity securities(1)	537	596	502	577
Total other trading account assets	$1,554	$1,561	$1,352	$1,456
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2015 and 2014, we held approximately 12% and 11% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans, respectively. These percentages are net of a $95 million and $99 million allowance for losses as December 31, 2015 and 2014, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	December 31, 2015	December 31, 2014
	(in millions)
Commercial and agricultural mortgage loans	$39,002	$34,882
Uncollateralized loans	966	1,045
Residential property loans	301	392
Other collateralized loans	312	318
Total commercial mortgage and other loans(1)	$40,581	$36,637
__________

(1)
Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate commercial and agricultural mortgage loans using a dedicated investment staff through our various regional offices and international offices primarily in London and Tokyo. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

Uncollateralized loans primarily represent corporate loans which do not meet the definition of a security under authoritative accounting guidance.

Residential property loans primarily include Japanese recourse loans. Upon default of these recourse loans we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. These loans are also backed by third-party guarantors.

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

	December 31, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by region:
U.S. Regions:
Pacific	$12,285	31.5%	$10,951	31.4%
South Atlantic	7,764	19.9	6,939	19.9
Middle Atlantic	5,271	13.5	4,595	13.2
East North Central	2,704	6.9	2,662	7.6
West South Central	3,945	10.1	3,671	10.5
Mountain	1,697	4.4	1,646	4.7
New England	1,752	4.5	1,736	5.0
West North Central	608	1.6	580	1.7
East South Central	533	1.4	258	0.7
Subtotal-U.S.	36,559	93.8	33,038	94.7
Europe	1,608	4.1	921	2.6
Asia	406	1.0	693	2.0
Other	429	1.1	230	0.7
Total commercial and agricultural mortgage loans	$39,002	100.0%	$34,882	100.0%

	December 31, 2015		December 31, 2014
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial and agricultural mortgage loans by property type:
Industrial	$6,510	16.7%	$6,266	18.0%
Retail	6,813	17.5	6,515	18.7
Office	8,498	21.8	7,111	20.4
Apartments/Multi-Family	10,079	25.8	8,536	24.4
Other	3,133	8.0	2,972	8.5
Agricultural properties	2,130	5.5	1,787	5.1
Hospitality	1,839	4.7	1,695	4.9
Total commercial and agricultural mortgage loans	$39,002	100.0%	$34,882	100.0%

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

As of December 31, 2015, our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.45 times, and a weighted average loan-to-value ratio of 57%. As of December 31, 2015, approximately 96% of commercial and agricultural mortgage loans were fixed rate loans. For those general account commercial and agricultural mortgage loans that were originated in 2015, the weighted average debt service coverage ratio was 2.58 times and the weighted average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial and agricultural mortgage loan portfolio included approximately $1.4 billion and $1.3 billion of such loans as of December 31, 2015 and 2014, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2015, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial and agricultural mortgage operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial and Agricultural Mortgage Loans by Loan-to-Value and Debt Service Coverage Ratios

	December 31, 2015
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial and Agricultural Mortgage Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$21,684	$446	$165	$22,295
60%-69.99%	10,491	318	211	11,020
70%-79.99%	4,874	386	97	5,357
Greater than 80%	89	118	123	330
Total commercial and agricultural mortgage loans	$37,138	$1,268	$596	$39,002

The following table sets forth the breakdown of our commercial and agricultural mortgage loans attributable to PFI excluding the Closed Block division by year of origination as of December 31, 2015.

	December 31, 2015
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2015	$8,120	20.8%
2014	7,394	18.9
2013	8,019	20.6
2012	4,171	10.7
2011	4,173	10.7
2010	2,467	6.3
2009	737	1.9
2008 & Prior	3,921	10.1
Total commercial and agricultural mortgage loans	$39,002	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loan portfolio by contractual maturity as of December 31, 2015.

	December 31, 2015
	Amortized Cost	% of Total
	($ in millions)
Vintage
Maturing in 2016	$2,390	5.9%
Maturing in 2017	2,394	5.9
Maturing in 2018	3,826	9.4
Maturing in 2019	2,982	7.3
Maturing in 2020	4,265	10.5
Maturing in 2021	3,120	7.7
Maturing in 2022	3,298	8.1
Maturing in 2023	2,514	6.2
Maturing in 2024	2,750	6.8
Maturing in 2025	4,538	11.2
Maturing in 2026	1,086	2.7
Maturing in 2027 and beyond	7,418	18.3
Total commercial mortgage and other loans	$40,581	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, was $40,581 million and $36,637 million as of December 31, 2015 and 2014, respectively. As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both December 31, 2015 and 2014.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	December 31, 2015	December 31, 2014
	(in millions)
Allowance, beginning of year	$99	$164
Addition to (release of) allowance for losses	(4)	(55)
Charge-offs, net of recoveries	0	(8)
Change in foreign exchange	0	(2)
Allowance, end of period	$95	$99
Loan specific reserve	$0	$5
Portfolio reserve	$95	$94

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

	December 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$21	$1	$1	$21	$23	$3	$1	$25
Mutual fund common stocks(1)	2,918	333	76	3,175	2,638	468	30	3,076
Other common stocks	2,033	1,339	31	3,341	2,064	1,190	24	3,230
Total equity securities(2)	$4,972	$1,673	$108	$6,537	$4,725	$1,661	$55	$6,331
__________

(1)
Includes mutual fund shares representing our interest in the underlying assets of certain of our separate account investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.

(2)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our policies regarding OTTI for equity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of equity securities attributable to PFI excluding the Closed Block division were $111 million and $26 million for the years ended December 31, 2015 and 2014, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	December 31, 2015	December 31, 2014
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related(1)	$4,087	$4,267
Real estate-related	285	235
Real estate held through direct ownership	1,456	1,795
Other(2)	721	872
Total other long-term investments	$6,549	$7,169
__________

(1)	Primarily includes investments in private equity and hedge funds.

(2)
Primarily includes derivatives and member and activity-based stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

OTTI of Other Long-Term Investments

For joint ventures and limited partnerships, the carrying value of these investments is written down, or impaired to fair value when a decline in value is considered to be other-than-temporary.

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $121 million and $21 million for the years ended December 31, 2015 and 2014. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

For additional information regarding our policies regarding OTTI for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Company’s Consolidated Financial Statements.

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

	December 31, 2015	December 31, 2014
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$94	$96
Private, available-for-sale, at fair value	39	52
Other trading account assets, at fair value	12,609	9,068
Equity securities, available-for-sale, at fair value	11	8
Commercial mortgage and other loans, at book value(1)	302	419
Other long-term investments	516	986
Short-term investments	388	347
Total investments	$13,959	$10,976
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The increase in Invested Assets of Other Entities and Operations is primarily due to consolidated variable interest entities which were launched and consolidated during 2015.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses. We also employ a Capital Protection Framework to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and competitive risk-based capital (“RBC”) ratios and solvency margins for our insurance subsidiaries under various stress scenarios.

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on these recent actions and their potential impact on us, see “Business—Regulation” and “Risk Factors”.

During 2015, we took the following significant actions that impacted our liquidity and capital position:

•
On January 2, 2015, we repurchased and canceled all of the outstanding shares of our Class B Stock for a cash purchase price of $651 million. In accordance with the terms of the Class B Stock repurchase agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. As a result of this dispute, the final purchase price of the Class B Stock is expected to change;

•	We repurchased $1 billion of shares of our Common Stock and declared aggregate Common Stock dividends of $1.1 billion;

•	We issued $1.0 billion of junior subordinated notes to be utilized for general corporate purposes;

•	We obtained additional financing for Guideline AXXX reserves by increasing the amount outstanding under our captive financing facilities by $262 million;

•	We restructured the terms of an existing $3.0 billion captive financing facility for Regulation XXX reserves by converting $600 million of outstanding debt into a credit-linked note structure; and

•
We obtained additional financing for Regulation XXX reserves by increasing the amount outstanding under a captive financing facility by $665 million. An additional $300 million of subordinated surplus notes with an affiliate was paid down under a separate financing facility.

Capital

Our capital management framework is primarily based on statutory RBC and solvency margin measures. Due to our diverse mix of businesses and applicable regulatory requirements, we apply certain refinements to the framework that are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company.

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all of our life insurance companies are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

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

In addition, our Capital and Finance Committee (“CFC”) reviews the use and allocation of capital above certain threshold amounts to promote the efficient use of capital, consistent with our strategic objectives, ratings aspirations and other goals and targets. This management committee provides a multi-disciplinary due diligence review of specific initiatives or transactions requiring the use of capital, including mergers and acquisitions. The CFC also evaluates our annual capital and financing plan (and updates to this plan), as well as our capital, liquidity and financial position, borrowing plans, and related matters prior to the discussion of these items with the Board.

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2015, the Company had $41.6 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2015	2014

	(in millions)
Equity(1)	$29,605	$25,720
Junior subordinated debt (i.e., hybrid securities)	5,884	4,884
Other capital debt	6,100	8,451
Total capital	$41,589	$39,055
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

The decrease in other capital debt from December 31, 2014 primarily reflects a reduction in capital required as a result of positive net cash flows, including proceeds from the Closed Block restructuring received as part of a dividend from Prudential Insurance, and a reduction in capital debt through proceeds received from an issuance of junior subordinated debt.

Insurance Regulatory Capital

We manage Prudential Insurance, Prudential of Japan, Gibraltar Life, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the RBC ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

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

The RBC ratios for Prudential Insurance and Prudential Annuities Life Assurance Corporation (“PALAC”) were 498% and 647%, respectively, as of December 31, 2014. As of December 31, 2015, the RBC ratio for each of these subsidiaries was greater than 400%.

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

The solvency margin ratios for Prudential of Japan and Gibraltar Life were 853% and 900%, respectively, as of September 30, 2015. As of December 31, 2015, the solvency margin ratio for each of these subsidiaries was greater than 700%.

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

 Capital Protection Framework

We employ a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

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

Our domestic life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. We use captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “—Financing Activities—Subsidiary borrowings—Financing of regulatory reserves associated with domestic life insurance products.”

We reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). This enables us to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. We believe Pruco Re currently maintains an adequate level of capital and access to liquidity to support this hedging program; however, as discussed below under “Liquidity associated with other activities—Hedging activities associated with living benefit guarantees,” Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through our Capital Protection Framework, we ensure we have sufficient sources of capital available to meet these needs as they arise, using on-balance sheet capital and maintaining committed sources of capital. In 2016, we expect to recapture the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re, and begin managing all of the product risks associated with our variable annuities in our statutory insurance entities. We expect this recapture to reduce the capital volatility associated with our Individual Annuities business.

Through December 31, 2014, we utilized a captive reinsurance company domiciled in New Jersey to reinsure 90% of the short-term risks of Prudential Insurance’s former Closed Block Business. Effective January 1, 2015, this reinsurance arrangement was recaptured, and a related $2.0 billion letter of credit facility was terminated on January 2, 2015. This captive structure is no longer necessary due to the reinsurance of the Closed Block to Prudential Legacy Insurance Company of New Jersey (“PLIC”), effective January 1, 2015. PLIC is a wholly-owned subsidiary of Prudential Insurance and is not a captive reinsurance company.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2015, the Board authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2015 and for the prior four years.

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2015	$0.70	$318	3.1	$250
September 30, 2015	$0.58	$265	3.0	$250
June 30, 2015	$0.58	$265	2.9	$250
March 31, 2015	$0.58	$267	3.1	$250

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2014	$2.17	$1,005	11.6	$1,000
December 31, 2013	$1.73	$810	10.0	$750
December 31, 2012	$1.60	$749	11.5	$650
December 31, 2011	$1.45	$689	19.8	$1,000

In addition, on February 9, 2016, Prudential Financial’s Board of Directors declared a cash dividend of $0.70 per share of Common Stock, payable on March 17, 2016. As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to stricter requirements and limitations regarding capital, leverage and liquidity. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

The principles of our liquidity management framework are described in an enterprise-wide Liquidity Policy that is reviewed and approved by the Board. Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum cash balance of at least $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries at a time when access to capital markets is also not available. This targeted minimum balance is reviewed and approved annually by the Board.

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding capital debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.

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

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under authority from the Board.

As of December 31, 2015, Prudential Financial had cash and short-term investments of $11,104 million, an increase of $40 million from December 31, 2014. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had cash and short-term investments of $5,062 million as of December 31, 2015, an increase of $746 million from December 31, 2014.

The following table sets forth Prudential Financial’s principal sources and uses of cash and short-term investments, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Year Ended December 31,
	2015	2014

	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$4,632	$2,476
Proceeds from the issuance of long-term senior debt	0	1,794
Net receipts under intercompany loan agreements(2)	3,271	1,242
Proceeds from the issuance of junior subordinated debt (hybrid securities)	1,000	0
Net income tax receipts	0	1,231
Proceeds from stock-based compensation and exercise of stock options	379	431
Interest income from subsidiaries on intercompany agreements, net of interest paid	257	375
Proceeds from the issuance of retail medium-term notes	180	141
Other, net	190	0
Total sources	9,909	7,690
Uses:
Capital contributions to subsidiaries(3)	2,545	3,065
Maturities of medium-term notes, excluding retail medium-term notes	2,148	1,473
Common Stock dividends(4)	1,117	1,008
Share repurchases(5)	1,013	1,000
Interest paid on external debt	970	986
Class B Stock repurchase settlement	651	0
Expenditures for new home office construction	579	0
Repayments of retail medium-term notes	77	58
Class B Stock dividends	0	19
Net income tax payments	46	0
Repayments of short-term debt	17	94
Other, net	0	25
Total uses	9,163	7,728
Net increase (decrease) in cash and short-term investments	$746	$(38)
__________

(1)
2015 includes dividends and/or returns of capital of $1,950 million from Prudential Insurance, $1,818 million from international insurance subsidiaries, $552 million from Prudential Annuities Holding Company, of which $450 million was from PALAC, $266 million from Asset Management subsidiaries, and $46 million from other subsidiaries. 2014 includes dividends and/or returns of capital of $966 million from international insurance subsidiaries, $578 million from Asset Management subsidiaries, $444 million from Prudential Annuities Holding Company, of which $342 million was from PALAC, $400 million from Prudential Insurance and $88 million from other subsidiaries.

(2)
2015 includes net receipts from subsidiaries of $2,113 million from Pruco Re, $300 million from Prudential Arizona Reinsurance Term Company, $187 million from Asset Management subsidiaries and $6 million from other subsidiaries, net proceeds of $820 million from the issuance of notes to international insurance subsidiaries, and net proceeds of $496 million from the issuance of notes to various affiliates to finance new home office construction, offset by net borrowing of $317 million by Pruco Life Insurance Company (“Pruco Life”) and $34 million by Pruco Life Insurance Company of New Jersey (“PLNJ”), and net repayments of $200 million to Pruco Re, and $100 million to Prudential Mortgage Capital Company. 2014 includes net receipts from subsidiaries of $1 billion from Prudential Arizona Reinsurance Captive Company, $402 million from Pruco Life, and $200 million from PALAC, and net proceeds of $558 million from the issuance of notes to international insurance subsidiaries, offset by net borrowings by subsidiaries of $312 million by Asset Management subsidiaries, $223 million by Pruco Re, $125 million by Prudential Term Reinsurance Company, $17 million by PLNJ, and net repayments of $140 million to Prudential Holdings, LLC and $101 million to international insurance subsidiaries.

(3)
2015 includes capital contributions of $1,960 million to Pruco Re, $268 million to Asset Management subsidiaries, $222 million to international insurance subsidiaries and $95 million to other subsidiaries. 2014 includes capital contributions of $1,713 million to Pruco Re, $636 million to international subsidiaries, $320 million to Asset Management subsidiaries, $300 million to a special-purpose subsidiary in connection with a reserve financing, and $96 million to other subsidiaries.

(4)	Includes cash payments made on dividends declared in prior periods.

(5)	2015 includes $13 million related to 2014 trades that settled in January 2015.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. See Note 15 to the Consolidated Financial Statements for details on specific dividend restrictions.

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of the NJDOBI is required prior to payment. In May 2015, Prudential Insurance paid an extraordinary dividend in the amount of $1.95 billion to its parent, Prudential Financial.

The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During 2015, PALAC paid extraordinary dividends of $450 million to Prudential Financial, and Pruco Life paid extraordinary dividends of $430 million to its parent, Prudential Insurance.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the Financial Services Agency (“FSA”). Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, International Insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2016, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable.

During 2015, Prudential Financial received $874 million from Prudential International Insurance Holdings, the domestic parent of the International Insurance subsidiaries, of which ¥97.8 billion, or approximately $819 million was from Japanese subsidiaries and ₩70.0 billion, or approximately $55 million was from Prudential of Korea. Dividends from Japan consisted of common stock dividends of ¥10.3 billion, or approximately $86 million, from Prudential of Japan and ¥16.5 billion, or approximately $137 million, from Gibraltar Life and Other Japan operations. Additionally, Gibraltar Life and Other Japan operations redeployed capital related to preferred stock obligations held by affiliates of ¥60.4 billion, or approximately $502 million, and repaid subordinated debt to affiliates of ¥10.0 billion, or approximately $83 million. As of December 31, 2015, Gibraltar Life had preferred stock obligations and subordinated debt held by affiliates of approximately $800 million.

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

Cash Flow

The principal sources of liquidity for our insurance subsidiaries are premiums, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging activity and payments in connection with financing activities.

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

	December 31,
	2015(1)	2014(1)

	(in billions)
Prudential Insurance	$172.0	$169.5
PLIC	54.0	0.0
Prudential Retirement Insurance and Annuity Company (“PRIAC”)	25.3	24.8
Other(2)	(24.2)	27.7
Total future policy benefits and policyholders’ account balances	$227.1	$222.0
__________

(1)	Amounts are reflected gross of affiliated reinsurance recoverables. 2014 has been revised to conform to current period presentation.

(2)	Includes PALAC, Pruco Life and the impact of intercompany eliminations.

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

For Prudential Insurance and other subsidiaries, the liabilities presented above primarily include annuity reserves and deposit liabilities and individual life insurance policy reserves. Individual life insurance policies may impose surrender charges and policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. Prudential Insurance’s reserves for group annuity contracts primarily relate to pension risk transfer contracts, which are generally not subject to early withdrawal. For our individual annuity contracts, to encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. The living benefit features of our variable annuities also encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

For PRIAC, the liabilities presented above primarily include reserves for stable value contracts. Although many of these contracts are subject to discretionary withdrawal, withdrawals are typically at the market value of the underlying assets. Risk is further reduced by the high persistency of clients driven in part by our competitive position in our target markets and contractual provisions such as deferred payouts.

Gross account withdrawals for our domestic insurance operations’ products in 2015 were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2015(1)	2014(1)

	(in billions)
Prudential of Japan(2)	$37.4	$34.5
Gibraltar Life(3)	84.3	85.4
All other international insurance subsidiaries(4)	12.4	12.0
Total future policy benefits and policyholders’ account balances	$134.1	$131.9
__________

(1)	Amounts are reflected gross of affiliated reinsurance recoverables. 2014 has been revised to conform to current period presentation.

(2)
As of December 31, 2015 and 2014, $9.1 billion and $8.0 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.

(3)	Includes The Prudential Gibraltar Financial Life Insurance Co., Ltd., a wholly-owned subsidiary of Gibraltar Life.

(4)	Represents our international insurance operations, excluding Japan.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars that may be subject to increased surrenders should the yen depreciate in relation to these currencies and interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2015, products with a market value adjustment feature represented $21.0 billion of our Japan operations’ insurance-related liabilities, which included $17.1 billion attributable to non-yen denominated fixed annuities.

In 2013, Gibraltar Life discontinued sales of a yen-denominated single premium reduced death benefit whole life product that had a greater savings component, which made it more susceptible to increased levels of surrenders if interest rates increase in Japan. As of December 31, 2015, yen-denominated single premium reduced death benefit whole life products represented $7.8 billion of our Japan operations’ insurance-related liabilities.

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

	December 31, 2015
	Prudential Insurance	PLIC	PRIAC	Other(1)	Total	December 31, 2014

	(in billions)
Cash and short-term investments	$6.2	$2.4	$0.9	$0.8	$10.3	$7.7
Fixed maturity investments:
High or highest quality	88.9	32.1	17.8	8.7	147.5	157.8
Other than high or highest quality	5.9	3.9	1.8	0.7	12.3	11.6
Subtotal	94.8	36.0	19.6	9.4	159.8	169.4
Public equity securities	0.3	2.8	0.0	0.1	3.2	4.0
Total	$101.3	$41.2	$20.5	$10.3	$173.3	$181.1
__________

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2015
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2014

	(in billions)
Cash and short-term investments	$0.6	$1.4	$1.5	$3.5	$2.1
Fixed maturity investments:
High or highest quality(3)	29.2	79.0	15.6	123.8	123.9
Other than high or highest quality	0.5	2.5	0.3	3.3	3.0
Subtotal	29.7	81.5	15.9	127.1	126.9
Public equity securities	1.7	2.4	0.5	4.6	4.3
Total	$32.0	$85.3	$17.9	$135.2	$133.3
__________

(1)	Includes Prudential Gibraltar.

(2)	Represents our international insurance operations, excluding Japan.

(3)
Of the $123.8 billion of fixed maturity investments that are not designated as held-to-maturity and considered high or highest quality as of December 31, 2015, $87.3 billion, or 71%, were invested in government or government agency bonds.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including policyholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses, including from changes in interest rates or credit spreads. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing, and financing activities, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As discussed in “Captive Reinsurance Companies” above, we reinsure living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to Pruco Re. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” Pruco Re requires access to liquidity to meet its payment obligations under this program, such as payments for periodic settlements, purchases, maturities and terminations. Pruco Re’s liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Currently, we fund these liquidity needs with a combination of Pruco Re’s available resources and loans from Prudential Financial and other affiliates. In 2016, we expect to recapture the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re, and begin managing all of the product risks associated with our variable annuities in our statutory insurance entities.

The living benefits hedging activity in Pruco Re may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of December 31, 2015, the living benefit hedging derivatives were in a net receive position of $4.8 billion compared to a net receive position of $4.7 billion as of December 31, 2014.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. The hedging strategy includes two primary components:

•
Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2015, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2016, 2017 and 2018, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. A significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities:

	Year ended December 31,
	2015	2014
	(in millions)
Cash Settlements:
Income Hedges(External)(1)	$286	$293
Equity Hedges:
Internal	1,061	697
External	(84)	23
Total Equity Hedges(2)	$977	$720
Total Cash Settlements	$1,263	$1,013

	As of December 31,
	2015	2014
	(in millions)
Assets/Liabilities:
Income Hedges(External)(3)	$162	$404
Equity Hedges:
Internal	964	1,841
External	699	597
Total Equity Hedges(4)	$1,663	$2,438
Total Assets/Liabilities	$1,825	$2,842
__________

(1)	Includes Korean won related cash settlements of $5 million and $(23) million for the year ended December 31, 2015 and 2014, respectively.

(2)
Includes Korean won related cash settlements of $2 million and $(2) million in internal equity hedges for the year ended December 31, 2015 and 2014, respectively, and Taiwan dollar related cash settlements of $7 million and $4 million in external equity hedges for the year ended December 31, 2015 and 2014, respectively.

(3)	Includes a Korean won related asset of $29 million and asset of $2.5 million as of December 31, 2015 and 2014, respectively.

(4)
As of December 31, 2015, approximately 31%, 13% and 56% of the net asset is scheduled to settle in 2016, 2017 and thereafter, respectively. The net market value of the assets/liabilities will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations during 2015.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed above, Prudential Financial and certain subsidiaries have access to the alternative sources of liquidity described below:

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	December 31, 2015			December 31, 2014
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,421	$2,461	$7,882	$5,492	$3,915	$9,407
Cash collateral for loaned securities	2,095	1,401	3,496	3,064	1,177	4,241
Securities sold but not yet purchased	2	0	2	77	0	77
Total(1)	$7,518	$3,862	$11,380	$8,633	$5,092	$13,725
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$5,574	$2,117	$7,691	$6,610	$1,975	$8,585
Weighted average maturity, in days(3)	8	17		23	52
__________

(1)
The daily weighted average outstanding balance for the year ended December 31, 2015 and 2014 was $8,221 million and $8,807 million, respectively, for PFI excluding the Closed Block division, and $4,755 million and $5,165 million, respectively, for the Closed Block division.

(2)	Amount for PFI excluding the Closed Block division as of December 31, 2015 includes $2,256 million of securities that had a term greater than one day due to the timing of the January 1, 2016 holiday.

(3)	Excludes securities that may be returned to the Company overnight.

As of December 31, 2015, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $102 billion, of which $11.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2015, we believe approximately $13.4 billion of the remaining eligible assets are readily lendable, including approximately $10.1 billion relating to PFI excluding the Closed Block division, of which $1.7 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.3 billion relating to the Closed Block division.

Membership in the Federal Home Loan Banks

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain loans and to issue funding agreements as an alternative source of liquidity that are collateralized by qualifying mortgage-related assets or U.S. Treasury securities. Based on regulatory limitations, as of December 31, 2015, Prudential Insurance had an estimated maximum borrowing capacity of $7.4 billion under the FHLBNY facility, of which $1.0 billion was outstanding.

PRIAC is a member of the Federal Home Loan Bank of Boston (“FHLBB”), which provides PRIAC access to collateralized advances from the FHLBB. Under Connecticut law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior year statutory admitted assets or 25% of prior year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $210 million, none of which was outstanding as of December 31, 2015.

Borrowings under these facilities are subject to the FHLBNY’s and the FHLBB’s discretion and require the availability of qualifying assets at Prudential Insurance and PRIAC, respectively. For further information, see Note 14 to our Consolidated Financial Statements.

Commercial Paper Programs

Prudential Financial and Prudential Funding have commercial paper programs with an authorized issuance capacity of $3.0 billion and $7.0 billion, respectively. Prudential Financial commercial paper borrowings generally have been used to fund the working capital needs of our subsidiaries. Prudential Funding commercial paper borrowings generally have been used to fund the working capital needs of Prudential Insurance and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with NJDOBI. Prudential Funding maintains a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding’s commercial paper program. As of December 31, 2015, Prudential Financial and Prudential Funding had outstanding borrowings of $80 million and $384 million, respectively, under these commercial paper programs. For further information, see Note 14 to our Consolidated Financial Statements.

Credit Facilities

We have access to a $4.0 billion syndicated, unsecured committed five year credit facility, expiring 2020, which has both Prudential Financial and Prudential Funding as borrowers. The facility may be used for general corporate purposes, including as backup liquidity for our commercial paper programs. There were no outstanding borrowings under this credit facility as of December 31, 2015, or as of the date of this filing.

The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings require that the Company maintain at all times consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of December 31, 2015, the Company’s consolidated net worth exceeded this required minimum amount.

This credit facility, which was entered into on April 14, 2015, amends and restates the Company’s previously existing $2.0 billion five year credit facility and $1.75 billion three year credit facility.

Put Option Agreement for Senior Debt Issuance

In November 2013, we entered into a ten year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Prudential Financial the right to sell to the trust at any time up to $1.5 billion of 4.419% senior notes due November 2023 and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.777% per annum applied to the unexercised portion of the put option. The put option agreement with the trust provides Prudential Financial with a source of liquid assets. We will determine the use of proceeds from any exercise of the put option at the time of exercise. For example, proceeds could be used to meet general liquidity needs and/or to meet the capital requirements of our subsidiaries.

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

Financing Activities

As of December 31, 2015 and 2014, total short-term and long-term debt of the Company on a consolidated basis was $20.9 billion and $23.7 billion, respectively. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2015			December 31, 2014
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper(1)	$80	$384	$464	$97	$386	$483
Current portion of long-term debt and other(2)(3)	751	1	752	2,222	1,134	3,356
Subtotal	831	385	1,216	2,319	1,520	3,839
General obligation long-term debt:
Senior debt(3)	10,603	1,323	11,926	11,177	1,927	13,104
Junior subordinated debt	5,884	0	5,884	4,884	0	4,884
Surplus notes(4)	0	1,352	1,352	0	1,341	1,341
Subtotal	16,487	2,675	19,162	16,061	3,268	19,329
Total general obligations	17,318	3,060	20,378	18,380	4,788	23,168
Limited recourse borrowing:
Long-term debt	0	565	565	0	502	502
Total limited recourse borrowings(5)	0	565	565	0	502	502
Total borrowings	$17,318	$3,625	$20,943	$18,380	$5,290	$23,670
__________

(1)	See “—Alternative Sources of Liquidity” above for a discussion on our use of commercial paper.

(2)
Includes collateralized borrowings from the Federal Home Loan Bank of New York of $280 million at December 31, 2014. For additional information on these borrowings, see Note 14 to the Consolidated Financial Statements.

(3)
Does not include $2,957 million and $2,705 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2015 and 2014 respectively, or $1.0 billion and $1.9 billion of collateralized funding agreements issued to the Federal Home Loan Bank of New York at December 31, 2015 and 2014 respectively. These notes and funding agreements are included in “Policyholders’ account balances.” For additional information on these obligations, see Notes 10 and 14 to the Consolidated Financial Statements.

(4)	Amounts are net of assets under set-off arrangements of $4,889 million and $3,973 million, as of December 31, 2015 and 2014 respectively.

(5)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of December 31, 2015 and 2014, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $12.1 billion and $13.3 billion as of December 31, 2015 and 2014, respectively. Investment-related debt of $7.0 billion and $6.7 billion as of December 31, 2015 and 2014, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, including funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our asset management business.

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

Prudential Financial primarily issues senior debt under a medium-term notes program that had $10.9 billion of notes outstanding as of December 31, 2015. Prudential Financial also maintains a retail medium-term notes program, including InterNotes®, that had $477 million of notes outstanding as of December 31, 2015. The weighted average interest rate on Prudential Financial’s outstanding senior notes, including the effect of interest rate hedging activity, was 5.03% and 5.18% for the years ended December 31, 2015 and 2014, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Prudential Financial had $5.9 billion of junior subordinated notes outstanding as of December 31, 2015 that are considered hybrid securities and receive enhanced equity treatment from the rating agencies. See Note 14 to our Consolidated Financial Statements for a description of the key terms of our junior subordinated notes.

Prudential Financial borrowings of $17.3 million decreased $1.1 billion from December 31, 2014, driven primarily by maturities of $2.2 billion of medium-term notes and retail notes, partially offset by the issuance of $1.0 billion of junior subordinated notes and $0.2 billion of retail notes.

Subsidiary Borrowings

Subsidiary borrowings principally consist of surplus note issuances done within our insurance and captive reinsurance subsidiaries, commercial paper borrowings by Prudential Funding and asset-based financing. Subsidiary borrowings of $3.6 billion decreased $1.7 billion from December 31, 2014, primarily driven by maturities of $0.7 billion of asset-backed notes, maturities of $0.3 billion of FHLBNY advances, maturities of $0.1 billion of surplus notes and prepayments of $0.6 billion of senior debt.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.85 billion of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $6.50 billion of surplus notes was outstanding as of December 31, 2015. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and, under certain of the transactions, Prudential Financial has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2015:

	Surplus Note		Outstanding as of December 31, 2015
Credit Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,100		3,500
XXX	2014	2034	1,600	(1)(2)	1,600
XXX	2014	2024	1,050		1,750
Total Credit Linked Note Structures			$6,500		$8,850
 __________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in these structures.

(2)	The $1.6 billion surplus note represents an intercompany transaction that eliminates upon consolidation.

As of December 31, 2015, we also had outstanding an aggregate of $3.1 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2015, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

As discussed under “Business—Regulation,” in December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will require us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, we expect to fund the additional requirement for 2015, in an amount of approximately $400 million, using a combination of existing assets and newly purchased assets sourced from affiliated financing, and believe we have sufficient internal resources to finance reserves through 2016.

Other Insurance Financing

In 2014, Prudential Financial entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2019 through 2021; however, the maturity date of a portion of the notes may be extended by us for up to three years, subject to certain conditions. The asset-backed notes were ultimately contributed to PRIAC, an insurance subsidiary, to finance statutory surplus, and PRIAC, in turn, paid cash dividends totaling $500 million to its parent, Prudential Insurance.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of that date.

On February 18, 2015, PLIC entered into a twenty year financing facility with certain unaffiliated financial institutions and a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit linked notes. Upon issuance, PLIC would hold any credit linked notes as assets to finance future statutory surplus needs within PLIC.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	5/13/2015	9/18/2015	11/11/2015	12/15/2015
Current outlook	Stable	Stable	Stable	Positive

Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A1	A+
Pruco Life Insurance Company	A+	AA-	A1	A+
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	A+
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A+
Prudential Retirement Insurance and Annuity Company	A+	AA-	A1	A+
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR
Prudential Life Insurance Co. of Taiwan, Inc.(5)	NR	twAA+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F2
Long-term senior debt	a-	A	Baa1	BBB+
Junior subordinated long-term debt	bbb	BBB+	Baa2	BBB-
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A3	A-
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1
Long-term senior debt	a+	AA-	A2	A
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A1	A+
__________
* “NR” indicates not rated.

(1)
A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “s (suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “s (suspended)”. A.M. Best short-term credit ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “s(suspended)”.

(2)
Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “D (default).” A rating of AA- is the fourth highest of twenty-three rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”

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

(4)
Fitch Ratings Inc., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of A+ is the fifth highest of nineteen rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1+ (highest credit quality)” to “C (high default risk).”

(5)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was affirmed on December 10, 2015 by Taiwan Ratings Corporation, a partner of S&P.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. Currently, Moody’s, A.M. Best, S&P and Fitch all have the U.S. life insurance industry on stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Fitch has all the Company’s ratings on positive outlook, and Moody’s, S&P and A.M. Best have all the Company’s ratings on stable outlook.

Requirements to post collateral or make other payments as a result of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of approximately $1.5 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

In view of the difficulties experienced in recent years by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the financial strength ratings currently held by our life insurance subsidiaries. In addition, actions we might take to access third-party financing or to realign our capital structure may in turn cause rating agencies to reevaluate our ratings.

The following is a summary of the significant changes or actions in our ratings and rating outlooks that have occurred from January 1, 2015 through the date of this filing.

On May 13, 2015, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential Financial’s core subsidiaries, including Prudential Insurance, PALAC and PRIAC, with stable outlooks.

On September 17, 2015, S&P downgraded the financial strength and long-term counterparty credit ratings of Prudential Financial's Japanese insurance subsidiaries from “AA-” to “A+” as a result of its decision to downgrade the sovereign debt ratings of Japan from “AA-” to “A+”. All ratings were assigned stable outlooks.

On September 18, 2015, S&P affirmed the long-term senior debt rating and short-term debt rating of Prudential Financial at “A” and “A-1”, respectively, and the financial strength ratings of Prudential Financial’s U.S. insurance subsidiaries at “AA-,” in each case, with stable outlooks.

On November 11, 2015, Moody’s affirmed Prudential Financial’s long-term senior debt rating at “Baa1” and the “A1” financial strength ratings of Prudential’s operating subsidiaries, including Prudential Insurance and PRIAC, with stable outlooks.

On December 15, 2015, Fitch affirmed Prudential Financial’s long-term senior debt rating at “BBB+” and the financial strength ratings of our U.S. operating entities at “A+”, with positive outlooks.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2015. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2016	2017-2018	2019-2020	2021 and thereafter

	(in millions)
Short-term and long-term debt obligations(1)	$41,678	$2,219	$4,921	$4,549	$29,989
Operating and capital lease obligations(2)	665	131	209	127	198
Purchase obligations:
Commitments to purchase or fund investments(3)	3,879	3,010	443	289	137
Commercial mortgage loan commitments(4)	2,272	1,619	600	30	23
Other liabilities:
Insurance liabilities(5)	1,121,869	41,598	69,030	71,005	940,236
Other(6)	11,602	11,405	63	53	81
Total	$1,181,965	$59,982	$75,266	$76,053	$970,664

__________

(1)
The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2016. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.

(2)
The estimated payments due by period for operating and capital leases reflect the future minimum lease payments under non-cancelable operating and capital leases, as disclosed in Note 23 to the Consolidated Financial Statements.

(3)
As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $92 million that we anticipate will ultimately be funded from our separate accounts.

(4)
As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration date. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.

(5)
The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. The sum of the cash flows shown for all years in the table of $1,122 billion exceeds the corresponding liability amounts of approximately $654 billion included in the Consolidated Financial Statements as of December 31, 2015. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash flows will differ, possibly materially, from these estimates.

(6)
The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $8,597 billion of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2015.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 14 to our Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Consolidated Financial Statements as of that date. For further discussion see “—Liquidity—Financing Activities.”

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

Risk Management

Overview

We employ a risk governance structure, overseen by senior management and our Board of Directors and managed by Enterprise Risk Management (“ERM”), to provide a common framework for evaluating the risks embedded in and across our businesses, developing risk appetites, managing these risks and identifying current and future risk challenges and opportunities.

Risk Governance Framework

Each of our businesses has a risk governance structure that is supported by a framework at the corporate-level. Generally, our businesses are authorized to make day-to-day risk decisions that are consistent with enterprise risk policies and limits, and subject to enterprise oversight. The governance structure described in this section is designed to support this framework.

Board of Directors’ Role in Risk Management

Our Board of Directors oversees our risk profile and management’s processes for assessing and managing risk. Certain specific categories of risk are assigned to Board committees that report back to the full Board, as summarized below:

•
Audit Committee: oversees risks related to operational risks, financial controls, legal, regulatory and compliance risks, and the overall risk management governance structure and risk management function.

•
Finance Committee: oversees risks involving our capital and liquidity management, the incurrence and repayment of borrowings, the capital structure, the funding of benefit plans and statutory insurance reserves. It also oversees the strength of the finance function. The Finance Committee reviews and recommends for approval to the Board our capital plan. The Finance Committee also receives regular updates on the sources and uses of capital relative to plan, as well as on our Capital Protection Framework.

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

•
Corporate Governance and Business Ethics Committee: oversees our political contributions, lobbying expenses and overall political strategy, as well as our environmental, sustainability and corporate social responsibility.

•
Risk Committee: oversees the governance of significant risks throughout the Company and the establishment and ongoing monitoring of our risk profile, risk capacity and risk appetite. The Risk Committee also serves to coordinate the risk oversight functions of the other committees of the Board.

Management Committees

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). The ERC is chaired by our Chief Risk Officer and otherwise comprised of the Vice Chairman, Chief Operating Officers for the U.S. and International Businesses, General Counsel, Chief Financial Officer, Chief Investment Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC’s mandate is to review significant risks that impact us and approve, or recommend to the Board for approval, our risk management policies and limits to keep our risk profile consistent with our strategy.

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

With general account fixed maturities of $322 billion as of December 31, 2015, Prudential Financial is exposed to significant credit risk. To manage this risk, we have a set of risk limits in place, including enterprise-level risk limits set by the Investment Committee of the Board of Directors. These limits are delineated into formal Investment Policy Statements which set limits on asset classes, permissible instruments, individual issuer, industry/sector and geographic exposures by individual legal entities, segments and business units. Compliance with most of these limits is measured on a daily basis, with some limits measured monthly or quarterly. In addition, our credit research departments closely monitor our credit exposures and maintain watch lists of exposures where there is a risk of impairment. If we have concerns about credit for a public exposure, we may sell some or all of that exposure or hedge the exposure with credit derivatives. See “—General Account Investments” for further information on our general account portfolio, including the composition of our fixed maturity portfolio by industry category and credit quality.

Our fixed income investments are subject to the risk of credit spread widening; however, changes in valuation due to credit spread widening or tightening are not realized unless we sell the assets prior to maturity. We consider this risk in the asset valuations used in our liquidity analysis.

We also monitor our equity, real estate equity and other non-coupon investment exposures on an ongoing basis, and our risk and portfolio management functions review these portfolios quarterly.

Market Risk Management

We view market risk as the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.

Our asset/liability mismatch exposure is primarily comprised of:

•
Interest rate risk arising from asset/liability duration mismatches within our general account investments as well as invested assets of other entities and operations. For further information, see “—General Account Investments—Management of Investments” and “—General Account Investments—Invested Assets of Other Entities and Operations” above.

•
Equity risk primarily arising from unhedged equity exposure in our insurance liabilities, principally within our Annuities segment. For further information, see “—Individual Annuities—Variable Annuity Risks and Risk Mitigants” above.

•
Foreign currency exchange rate risk arising from assets that are invested in a different currency than the related liability, as well as the unhedged portion of the Company’s earnings from, and capital supporting, operations in a foreign currency. For further information, see “—International Insurance Division—Foreign Currency Exchange Rate Movements and Related Hedging Strategies” above.

In addition, market factors impact certain fee based earnings streams, accounting for the amortization of costs into earnings and the capital levels of our regulated entities.

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

•
Morbidity risk, or the risk that health claims from sickness or disability are greater than expected, primarily within our Group Insurance and International Insurance segments as well as from long-term care policies within Divested Businesses; and

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

In order to respond to the threat of security breaches and cyber attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

We are also exposed to emerging risks, such as those conditions, situations or trends that may significantly impact us in the future. By nature, these risks involve a high degree of uncertainty. ERM, together with our businesses, monitors and evaluates emerging risks on a regular basis.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets.

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

Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” above, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Risk range limits are established for each type of market risk and are approved by the Investment Committee of the Board of Directors and subject to ongoing review.

Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability mismatch analytics;

•	Stress scenario testing;

•	Hedging programs; and

•
Risk management governance, including policies, limits, and a committee that oversees investment and market risk. For additional information regarding our overall risk management framework and governance structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” above.

Market Risk Mitigation

Risk mitigation takes three primary forms:

•
Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

•
Hedging non-strategic exposures. For example, our investment policies for our general account portfolios generally require hedging currency risk for cash flows not offset by similarly denominated liabilities.

•
Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

Market Risk Related to Interest Rates

We perform liability-driven investing and engage in careful asset/liability management. Asset/liability mismatches create the risk that changes in liability values will differ from the changes in the value of the related assets. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. In certain markets, primarily outside the U.S. and Japan, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting the limits. As of December 31, 2015 and 2014, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2015 and 2014. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2015			As of December 31, 2014
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$322,207	$(27,832)		$328,942	$(27,812)
Commercial mortgage and other loans		51,853	(2,369)		49,097	(2,176)
Derivatives with interest rate risk:
Swaps	$219,511	8,423	(5,960)	$224,345	6,316	(5,690)
Futures	28,538	10	(131)	32,357	6	102
Options	89,107	232	(868)	85,354	952	(337)
Forwards	17,809	204	(5)	22,517	(165)	(27)
Synthetic GICs	72,585	7	0	74,707	6	0
Variable annuity and other living benefit feature embedded derivatives(2)		(8,434)	5,072		(8,182)	5,560
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		(22,522)	3,214		(25,974)	3,039
Limited recourse notes issued by consolidated VIEs(4)		0	0		(18)	0
Policyholders’ account balances—investment contracts		(94,271)	3,302		(96,375)	3,480
Net estimated potential loss			$(25,577)			$(23,861)
__________

(1)
Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

(3)
Excludes approximately $267 billion and $259 billion as of December 31, 2015 and 2014, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

(4)	See Note 5 to the Consolidated Financial Statements for additional information regarding consolidated VIEs.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our own NPR. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2015, to reflect NPR in the valuation of these embedded derivatives, ranged from 6 to 176 basis points.

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

	December 31, 2015	December 31, 2014
	(Increase) / Decrease in Embedded Derivative Liability	(Increase) / Decrease in Embedded Derivative Liability

	(in millions)
Increase in credit spread by 50 basis points	$1,714	$1,814
Decrease in credit spread by 50 basis points	$(2,047)	$(2,203)

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information about the key estimates and assumptions used in our determination of fair value, see Note 20 to the Consolidated Financial Statements below. For information on the impacts of a sustained low interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Impact of a Low Interest Rate Environment” above.

Market Risk Related to Equity Prices

We have exposure to equity risk through asset/liability mismatches, including our investments in equity securities held in our general account investment portfolio and unhedged exposure in our insurance liabilities, principally related to certain variable annuity living benefit feature embedded derivatives. Our equity-based derivatives primarily hedge the equity risk embedded in these living benefit feature embedded derivatives, and are also part of our capital hedging program. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account value;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and

•	Net exposure to the guarantees provided under certain products.

We manage equity risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index of European, Australian, and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices.

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2015 and 2014. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2015			As of December 31, 2014
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$11,626	$(1,163)		$12,152	$(1,215)
Equity-based derivatives(2)	$68,011	(38)	1,917	$73,138	69	1,617
Variable annuity and other living benefit feature embedded derivatives(2)(3)		(8,434)	(1,355)		(8,182)	(1,193)
Net estimated potential loss			$(601)			$(791)

__________

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

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

Market Risk Related to Foreign Currency Exchange Rates

As a U.S.-based company with significant business operations outside of the U.S., particularly in Japan, we are exposed to foreign currency exchange rate risk related to these operations, as well as in our general account investment portfolio and other proprietary investment portfolios.

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched, the accounting may differ for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. Beginning in 2015 we have mitigated this volatility through the implementation of a new structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our equity investments due to foreign exchange rate movements. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Insurance Division—Impact of foreign currency exchange rate movements on earnings—U.S. GAAP earnings impact of products denominated in non-local currencies” above.

For our domestic general account investment portfolios supporting our U.S. insurance operations and other proprietary investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency denominated fixed income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

We manage our foreign currency exchange rate risks within specified policy limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2015 and 2014. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2015		As of December 31, 2014
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$3,934	$(393)	$4,726	$(473)

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Portfolio Composition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—International Insurance Division” above.

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market.

Our derivatives also include interest rate guarantees we provide on our synthetic Guaranteed Investment Contract (“GIC”) products. Synthetic GICs simulate the performance of traditional insurance-related GICs but are accounted for as derivatives under U.S. GAAP due to the fact that the policyholders own the underlying assets, and we only provide a book value “wrap” on the customers’ funds, which are held in a client-owned trust. Since these wraps provide payment of guaranteed principal and interest to the customer, changes in interest rates create risk that declines in the market value of customers’ funds would increase our net exposure to these guarantees; however, our obligation is limited to payments that are in excess of the existing customers’ fund value. Additionally, we have the ability to periodically reset crediting rates, subject to a 0% minimum floor, as well as the ability to increase prices. Further, our contract provisions provide that, although participants may withdraw funds at book value, contractholder withdrawals may only occur at market value immediately, or at book value over time. These factors, among others, result in these contracts experiencing minimal changes in fair value, despite a more significant notional value.

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

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we manage our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element and inclusion of certain optional living benefits in our living benefits hedging program. In addition, we consider external reinsurance a form of risk mitigation. Certain variable annuity optional living benefit features are accounted for as an embedded derivative and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the embedded derivatives and the related derivatives used to hedge the changes in fair value of these embedded derivatives are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.

For additional information regarding our risk management strategies, including our living benefit hedging program and other product design elements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Individual Annuities” above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2015, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 19, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 19, 2016

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2015 and 2014 (in millions, except share amounts)

	2015	2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015 – $265,416; 2014 – $265,116)(1)	$290,323	$299,090
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2015 – $2,624; 2014 – $2,902)(1)	2,308	2,575
Trading account assets supporting insurance liabilities, at fair value(1)	20,522	20,263
Other trading account assets, at fair value(1)	14,458	10,874
Equity securities, available-for-sale, at fair value (cost: 2015 – $6,847; 2014 – $6,921)	9,274	9,861
Commercial mortgage and other loans (includes $274 and $380 measured at fair value under the fair value option at December 31, 2015 and December 31, 2014, respectively)(1)	50,559	46,432
Policy loans	11,657	11,712
Other long-term investments (includes $1,322 and $1,082 measured at fair value under the fair value option at December 31, 2015 and December 31, 2014, respectively)(1)	9,986	10,921
Short-term investments	8,105	8,258
Total investments	417,192	419,986
Cash and cash equivalents(1)	17,612	14,918
Accrued investment income(1)	3,110	3,130
Deferred policy acquisition costs	16,718	15,971
Value of business acquired	2,828	2,836
Other assets(1)	14,358	13,379
Separate account assets	285,570	296,435
TOTAL ASSETS	$757,388	$766,655
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$224,384	$217,766
Policyholders’ account balances(1)	136,784	136,150
Policyholders’ dividends	5,578	7,661
Securities sold under agreements to repurchase	7,882	9,407
Cash collateral for loaned securities	3,496	4,241
Income taxes	8,714	9,881
Short-term debt	1,216	3,839
Long-term debt	19,727	19,831
Other liabilities(1)	13,517	13,037
Notes issued by consolidated variable interest entities (includes $8,597 and $6,033 measured at fair value under the fair value option at December 31, 2015 and December 31, 2014, respectively)(1)	8,597	6,058
Separate account liabilities	285,570	296,435
Total liabilities	715,465	724,306
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both December 31, 2015 and December 31, 2014)	6	6
Class B Stock ($.01 par value; 0 shares authorized and issued at December 31, 2015; 10,000,000 shares authorized and 2,000,000 shares issued at December 31, 2014)	0	0
Additional paid-in capital	24,482	24,565
Common Stock held in treasury, at cost (213,009,970 and 205,277,862 shares at December 31, 2015 and December 31, 2014, respectively)	(13,814)	(13,088)
Class B Stock held in treasury, at cost (0 and 2,000,000 shares at December 31, 2015 and December 31, 2014, respectively)	0	(651)
Accumulated other comprehensive income (loss)	12,285	16,050
Retained earnings	18,931	14,888
Total Prudential Financial, Inc. equity	41,890	41,770
Noncontrolling interests	33	579
Total equity	41,923	42,349
TOTAL LIABILITIES AND EQUITY	$757,388	$766,655
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts)

	2015	2014	2013
REVENUES
Premiums	$28,521	$29,293	$26,237
Policy charges and fee income	5,972	6,179	5,415
Net investment income	14,829	15,256	14,729
Asset management and service fees	3,772	3,719	3,485
Other income (loss)	0	(1,978)	(3,199)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(180)	(127)	(1,055)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	39	71	856
Other realized investment gains (losses), net	4,166	1,692	(5,007)
Total realized investment gains (losses), net	4,025	1,636	(5,206)
Total revenues	57,119	54,105	41,461
BENEFITS AND EXPENSES
Policyholders’ benefits	30,627	31,587	26,733
Interest credited to policyholders’ account balances	3,479	4,263	3,111
Dividends to policyholders	2,212	2,716	2,050
Amortization of deferred policy acquisition costs	2,120	1,973	240
General and administrative expenses	10,912	11,807	11,011
Total benefits and expenses	49,350	52,346	43,145
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	7,769	1,759	(1,684)
Total income tax expense (benefit)	2,072	349	(1,058)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	5,697	1,410	(626)
Equity in earnings of operating joint ventures, net of taxes	15	16	59
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,712	1,426	(567)
Income (loss) from discontinued operations, net of taxes	0	12	7
NET INCOME (LOSS)	5,712	1,438	(560)
Less: Income (loss) attributable to noncontrolling interests	70	57	107
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$5,642	$1,381	$(667)
EARNINGS PER SHARE(1)
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$12.37	$3.23	$(1.57)
Income (loss) from discontinued operations, net of taxes	0.00	0.02	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$12.37	$3.25	$(1.55)
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$12.17	$3.20	$(1.57)
Income (loss) from discontinued operations, net of taxes	0.00	0.03	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$12.17	$3.23	$(1.55)
Dividends declared per share of Common Stock	$2.44	$2.17	$1.73
__________

(1)
For 2015, represents consolidated earnings per share of Common Stock. For 2014 and 2013, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 16 for additional information.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013 (in millions)

	2015	2014	2013
NET INCOME (LOSS)	$5,712	$1,438	$(560)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(287)	(1,081)	(1,487)
Net unrealized investment gains (losses)	(5,486)	13,730	(1,528)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(264)	(1,043)	874
Total	(6,037)	11,606	(2,141)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(2,213)	4,249	(582)
Other comprehensive income (loss), net of taxes	(3,824)	7,357	(1,559)
Comprehensive income (loss)	1,888	8,795	(2,119)
Less: Comprehensive income (loss) attributable to noncontrolling interests	11	45	81
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,877	$8,750	$(2,200)

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2015, 2014 and 2013 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$6	$24,380	$16,066	$(12,163)	$0	$10,214	$38,503	$609	$39,112
Common and Class B Stock acquired				(750)			(750)		(750)
Common Stock issued
Contributions from noncontrolling interests								4	4
Distributions to noncontrolling interests								(113)	(113)
Consolidations/(deconsolidations) of noncontrolling interests								22	22
Stock-based compensation programs		95	(39)	498			554		554
Dividends declared on Common Stock			(810)				(810)		(810)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income (loss)			(667)				(667)	107	(560)
Other comprehensive income (loss), net of tax						(1,533)	(1,533)	(26)	(1,559)
Total comprehensive income (loss)							(2,200)	81	(2,119)
Balance, December 31, 2013	6	24,475	14,531	(12,415)	0	8,681	35,278	603	35,881
Common and Class B Stock acquired				(1,000)	(651)		(1,651)		(1,651)
Common Stock issued
Contributions from noncontrolling interests		(4)					(4)	107	103
Distributions to noncontrolling interests								(175)	(175)
Consolidations/(deconsolidations) of noncontrolling interests								(1)	(1)
Stock-based compensation programs		94		327			421		421
Dividends declared on Common Stock			(1,005)				(1,005)		(1,005)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income (loss)			1,381				1,381	57	1,438
Other comprehensive income (loss), net of tax						7,369	7,369	(12)	7,357
Total comprehensive income (loss)							8,750	45	8,795
Balance, December 31, 2014	6	24,565	14,888	(13,088)	(651)	16,050	41,770	579	42,349
Common Stock acquired				(1,000)			(1,000)		(1,000)
Class B Stock cancelled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								28	28
Distributions to noncontrolling interests								(437)	(437)
Consolidations/(deconsolidations) of noncontrolling interests								(148)	(148)
Stock-based compensation programs		84		274			358		358
Dividends declared on Common Stock			(1,115)				(1,115)		(1,115)
Comprehensive income:
Net income (loss)			5,642				5,642	70	5,712
Other comprehensive income (loss), net of tax						(3,765)	(3,765)	(59)	(3,824)
Total comprehensive income (loss)							1,877	11	1,888
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$0	$12,285	$41,890	$33	$41,923

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013 (in millions)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,712	$1,438	$(560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(4,025)	(1,636)	5,206
Policy charges and fee income	(1,883)	(2,156)	(1,649)
Interest credited to policyholders’ account balances	3,479	4,263	3,111
Depreciation and amortization	113	631	411
(Gains) losses on trading account assets supporting insurance liabilities, net	524	(339)	250
Change in:
Deferred policy acquisition costs	(533)	(721)	(2,661)
Future policy benefits and other insurance liabilities	8,311	11,276	8,379
Other trading account assets	256	44	(33)
Income taxes	245	175	(1,343)
Derivatives, net	1,305	4,989	(3,747)
Other, net	391	1,432	1,081
Cash flows from (used in) operating activities	13,895	19,396	8,445
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	47,080	49,529	60,719
Fixed maturities, held-to-maturity	235	415	587
Trading account assets supporting insurance liabilities and other trading account assets	14,313	13,548	19,412
Equity securities, available-for-sale	4,577	5,001	4,227
Commercial mortgage and other loans	5,464	4,076	6,501
Policy loans	2,199	2,084	2,231
Other long-term investments	1,276	574	1,594
Short-term investments	77,021	73,823	60,002
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(47,606)	(57,467)	(67,774)
Fixed maturities, held-to-maturity	0	(21)	(208)
Trading account assets supporting insurance liabilities and other trading account assets	(18,608)	(16,522)	(22,552)
Equity securities, available-for-sale	(4,055)	(4,476)	(4,301)
Commercial mortgage and other loans	(9,392)	(9,346)	(10,316)
Policy loans	(1,782)	(1,855)	(1,831)
Other long-term investments	(2,005)	(1,805)	(1,800)
Short-term investments	(76,622)	(74,295)	(61,034)
Acquisitions, net of cash acquired	0	(23)	(488)
Derivatives, net	53	(555)	(950)
Other, net	106	227	(353)
Cash flows from (used in) investing activities	(7,746)	(17,088)	(16,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	23,206	23,977	24,721
Policyholders’ account withdrawals	(21,963)	(22,003)	(24,960)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(2,270)	710	3,200
Cash dividends paid on Common Stock	(1,117)	(1,008)	(828)
Cash dividends paid on Class B Stock	0	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	68	(27)	96
Common Stock acquired	(1,013)	(1,000)	(738)
Class B stock acquired	(651)	0	0
Common Stock reissued for exercise of stock options	209	269	348
Proceeds from the issuance of debt (maturities longer than 90 days)	5,166	7,955	4,660
Repayments of debt (maturities longer than 90 days)	(4,957)	(7,384)	(3,939)
Excess tax benefits from share-based payment arrangements	19	26	32
Other, net	(221)	133	(331)
Cash flows from (used in) financing activities	(3,524)	1,629	2,242
Effect of foreign exchange rate changes on cash balances	69	(458)	(1,014)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,694	3,479	(6,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,918	11,439	18,100
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,612	$14,918	$11,439

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013 (in millions)

	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$1,083	$109	$1,279
Interest paid	$1,324	$1,883	$1,387

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$115	$100	$105
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$2,091	$1,435	$0
Liabilities assumed	3,739	4,653	0
Net cash received	$1,648	$3,218	$0
Acquisition of Gibraltar BSN Life Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$656	$0
Liabilities assumed	0	586	0
Noncontrolling interest assumed	0	47	0
Net cash paid on acquisition	$0	$23	$0
Acquisition of The Hartford’s individual life business (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$0	$11,056
Liabilities assumed	0	0	10,568
Net cash paid on acquisition	$0	$0	$488

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

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

From December 18, 2001, the date of demutualization, through December 31, 2014, the Company organized its principal operations into the Financial Services Businesses and the Closed Block Business, and had two classes of common stock outstanding. The Common Stock, which is publicly-traded (NYSE:PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

On January 2, 2015, Prudential Financial repurchased and canceled all of the shares of the Class B Stock (the “Class B Repurchase”). As a result, the Company no longer organizes its principal operations into the Financial Services Businesses and the Closed Block Business. The Company’s principal operations are comprised of four divisions: the U.S. Retirement Solutions and Investment Management division, the U.S. Individual Life and Group Insurance division, the International Insurance division and the Closed Block division. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested, excluding the Closed Block division.

The Closed Block division includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products (the “Closed Block”), as well as certain related assets and liabilities. See Note 12 for further information on the Closed Block. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations.

Basis of Presentation

As a result of the Class B Repurchase and resulting elimination of the separation of the Financial Services Businesses and the Closed Block Business, these Consolidated Financial Statements refer to the divisions and segments of the Company that formerly comprised the Financial Services Businesses as “PFI excluding Closed Block division” and refer to the operations that were formerly included in the Closed Block Business as the “Closed Block division,” except as otherwise noted. Closed Block Business results were associated with the Company’s Class B Stock for periods prior to January 1, 2015.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Consolidated balance sheet data as of December 31, 2015 and 2014, include the assets and liabilities of Gibraltar Life as of November 30 for each respective year. Consolidated income statement data for the years ended December 31, 2015, 2014 and 2013, include Gibraltar Life’s results of operations for the twelve months ended November 30 for each respective year.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; value of business acquired (“VOBA”) and its amortization; amortization of sales inducements; measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Out of Period Adjustments

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, during 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2014. Such adjustments were primarily comprised of: 1) a charge of $58 million from an increase in reserves for group long-term disability products; 2) a charge of $43 million from an increase in the deferred profit liability for certain limited pay business within the Gibraltar Life business; and 3) a charge of $35 million from an increase in reserves, net of related amortization of DAC, for certain variable annuities products with optional living benefit guarantees. Subsequent to 2014, the Company identified and recorded additional out of period adjustments of $84 million related to 2014, primarily reflecting a benefit from the release of reserves related to certain variable annuities products with optional living benefit guarantees. Management evaluated the adjustments and concluded that they were not material to any previously reported quarterly or annual financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company recognizes the cost resulting from all share-based payments in accordance with the authoritative guidance on accounting for stock based-compensation and applies the fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

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

As a result of the Class B Repurchase, earnings per share of Common Stock for 2015 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 16 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA, or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on DAC, VOBA, deferred sales inducements (“DSI”), future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

“Trading account assets supporting insurance liabilities, at fair value” includes invested assets that support certain products included in the Retirement and International Insurance segments which are experience-rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

“Equity securities available-for-sale, at fair value” are comprised of common stock, mutual fund shares and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company carries certain commercial mortgage loans originated within the Company’s commercial mortgage operations at fair value where the fair value option has been elected. Loans held for sale where the Company has not elected the fair value option are carried at the lower of cost or fair value. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

Loans backed by residential properties and uncollateralized loans are also reviewed periodically. Each loan is assigned an internal or external credit rating. Internal credit ratings take into consideration various factors including financial ratios and qualitative assessments based on non-financial information. In cases where there are personal or third-party guarantors, the credit quality of the guarantor is also reviewed. These factors are used in developing the allowance for losses. Based on the diversity of the loans in these categories and their immateriality, the Company has not disclosed the credit quality indicators related to these loans in Note 4.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write-down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.

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

“Other long-term investments” consist of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 5 for additional information about variable interest entities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The Company’s wholly-owned investment real estate consists of real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate held for the production of income due to OTTI are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.” In the period a real estate investment is deemed held for sale and meets all of the discontinued operation criteria, the Company reports all related net investment income and any resulting investment gains and losses as discontinued operations for all periods presented.

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

The Company’s available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly to identify OTTI in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

An OTTI is recognized in earnings for a debt security in an unrealized loss position when either (a) the Company has the intent to sell the debt security or (b) it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. In addition to the above mentioned circumstances, the Company also recognizes an OTTI in earnings when a non-functional currency denominated security in an unrealized loss position due to currency exchange rates approaches maturity.

When an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria or the unrealized losses due to changes in foreign currency exchange rates are not expected to be recovered before maturity, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

For debt securities, the split between the amount of an OTTI recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.

Unrealized investment gains and losses are also considered in determining certain other balances, including DAC, VOBA, DSI, certain future policy benefits, policyholders’ account balances, policyholders’ dividends and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

DAC

Costs that are related directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in the period such estimated gross margins are revised. DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance and longevity reinsurance contracts is amortized in proportion to gross premiums.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

VOBA

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing VOBA. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2015, the majority of the VOBA balance relates to the 2011 acquisition of the Star and Edison Businesses and the 2013 acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”). The Company generally amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional life insurance products and accident and health products with fixed benefits, VOBA is amortized in proportion to estimated gross premiums or in proportion to the face amount of insurance inforce, as applicable. For acquired annuity and non-traditional life insurance contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to estimated gross profits arising principally from investment spreads and fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The effect of changes in total gross profits on unamortized VOBA is reflected in the period such total gross profits are revised. VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Other Assets and Other Liabilities

Other assets consist primarily of prepaid pension benefit costs, certain restricted assets, trade receivables, goodwill and other intangible assets, DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of trade payables, pension and other employee benefit liabilities, derivative liabilities, reinsurance payables, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The majority of the Company’s reinsurance recoverables and payables are associated with the reinsurance arrangements used to effect the Company’s acquisition of the retirement business of CIGNA and the Hartford Life Business. The remaining amounts relate to other reinsurance arrangements entered into by the Company. For each of its reinsurance contracts, the Company determines if the contract provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. The Company reviews all contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. See Note 13 for additional information about the Company’s reinsurance arrangements.

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

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 11, and deferred profits.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 10 for additional information regarding policyholders’ account balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of the Prudential Insurance Company of America (“Prudential Insurance”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains on securities classified as available-for-sale are included in AOCI. For additional information on the policyholder dividend obligation, see Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Securities repurchase and resale agreements and securities loaned transactions

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Other income.”

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than universal and variable life contracts, and health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Premiums from non-participating group annuities with life contingencies, single premium structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. The Company also provides contracts with certain living benefits which are considered embedded derivatives. See Note 11 for additional information regarding these contracts.

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

For group life, other than universal and variable group life contracts, and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

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

In 2013, the Company adopted retrospectively a discretionary change in accounting principle for recognition of performance-based incentive fee revenue. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance-based incentive fee depending on future performance of these assets relative to performance benchmarks. Under the newly adopted accounting principle, the Company records performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied such that the performance fee is no longer subject to clawback or contingency. Under this principle the Company records a deferred performance-based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

Under the prior accounting principle, the Company accrued performance-based incentive fee revenue quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement, as if the contracts containing the fee arrangements were terminated as of the applicable balance sheet date. Certain performance-based incentive fees were also subject to future adjustment based on cumulative fund performance in relation to these specified benchmarks.

The new method is recognized as preferable in authoritative accounting literature. In addition, the Company believes that the new method improves the quality of earnings by eliminating the potential that revenue will be recognized in one quarter and reversed in a future quarter. Finally, the Company believes that the new accounting principle provides a more meaningful comparison to competitors.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Other Income

“Other income” includes realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through other income, and from consolidated entities that follow specialized investment company fair value accounting.

“Other income” also includes a gain of $0.1 billion and losses of $3.0 billion and $4.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively, primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

Foreign Currency

Assets, liabilities and results of foreign operations are recorded based on the functional currency of each foreign operation. The determination of the functional currency is based on economic facts and circumstances pertaining to each foreign operation. With the exception of our Japanese operations, where multiple functional currencies exist, the local currencies of our foreign operations are typically their functional currencies. See Note 22 for additional information.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk (“NPR”) used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

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

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge); (4) a hedge of a net investment in a foreign operation; or (5) a derivative that does not qualify for hedge accounting.

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

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded either in current period earnings if the hedge transaction is a fair value hedge (e.g., a hedge of a recognized foreign currency asset or liability) or in AOCI if the hedge transaction is a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is accounted for in the same manner as a translation adjustment (i.e., reported in the cumulative translation adjustment account within AOCI).

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

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near-term. See Note 14 for additional information regarding short-term and long-term debt.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Adoption of New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update (“ASU”) 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 4.

In April 2014, the FASB issued updated guidance (ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance became effective for new disposals and new classifications of disposal groups as held for sale that occur within annual periods that began on or after December 15, 2014, and interim periods within those annual periods. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In January 2014, the FASB issued updated guidance (ASU 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In January 2014, the FASB issued updated guidance (ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects) regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance became effective for annual periods and interim reporting periods within those annual periods that began after December 15, 2014. The Company did not elect the proportional amortization method under this guidance.

In December 2013, the FASB issued updated guidance (ASU 2013-12, Definition of a Public Business Entity—An Addition to the Master Glossary) establishing a single definition of a public entity for use in financial accounting and reporting guidance. The new guidance became effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In July 2013, the FASB issued updated guidance (ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists) regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In July 2013, the FASB issued new guidance (ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In June 2013, the FASB issued updated guidance (ASU 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements) clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. The new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In March 2013, the FASB issued updated guidance (ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity) regarding the recognition in net income of the cumulative translation adjustment upon the sale or loss of control of a business or group of assets residing in a foreign subsidiary, or a loss of control of a foreign investment. This guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. The amendments require an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued updated guidance (ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of AOCI by component as well as changes in AOCI balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012, and was applied prospectively. The disclosures required by this guidance are included in Note 7.

In December 2011 and January 2013, the FASB issued updated guidance (ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities) regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). The new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. The new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 14.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016, and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016, resulting in the deconsolidation of certain of its previously consolidated collateralized loan obligations (“CLOs”), as its fee arrangements are no longer deemed variable interests in these entities. The Company continues to consolidate CLOs where it retains other economic interests which absorb more than an insignificant amount of the CLOs expected variability. The impact to the Company’s consolidated statements of financial position upon adoption of the updated guidance is primarily the deconsolidation of approximately $5.5 billion of “Total assets” (including $5.1 billion of “Total investments”), approximately $5.5 billion of “Total liabilities” (including $5.1 billion of “Notes issued by consolidated variable interest entities”) with an adjustment to “Total equity” of approximately $12 million.

In April 2015, the FASB issued guidance (ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs) that simplifies presentation of debt issuance costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for periods beginning after December 15, 2015, with early adoption permitted, and it must be applied retrospectively. The Company does not expect the impact of the guidance to have a significant effect on the Company’s consolidated financial position and financial statement disclosures.

In May 2015, the FASB issued final guidance (ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts) that aims to enhance disclosures about insurance contracts classified as short-duration. The new disclosure requirements focus on providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and timing, frequency and severity of claims as they relate to short-duration insurance contracts. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is currently assessing the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In January 2016, the FASB issued updated guidance (ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial assets and financial liabilities. The guidance revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently assessing the impact of the guidance on the Company’s consolidation financial position, results of operations and financial statement disclosures.

3.	ACQUISITIONS AND DISPOSITIONS

Acquisition of Deutsche Bank’s India Asset Management Business

In August 2015, the Company and its asset management joint venture partner in India agreed to acquire Deutsche Bank’s India asset management business through the joint venture. The transaction, which is subject to customary closing conditions, has received regulatory approval and is expected to close in the first quarter of 2016. This acquisition, which will expand the Company’s investment management expertise, distribution platform and product portfolio in India, will not have a material impact on the Company’s financial results.

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

In October 2014, the Company announced that it has entered into a memorandum of understanding with Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber, to acquire an indirect ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile. The Company expects to acquire indirectly between approximately 34% and 40% of AFP Habitat from ILC, depending on the results of a pre-closing partial tender offer by ILC to acquire up to 13% of AFP Habitat’s outstanding shares from public shareholders. The Company would acquire its indirect interest in the AFP Habitat shares from subsidiaries of ILC for 899.90 Chilean pesos per share, for a total purchase price of approximately $430 million to $510 million at current exchange rates as of January 28, 2016. It is expected that the transaction would result in equal ownership positions for the Company and ILC, with a controlling stake in AFP Habitat held through a joint holding company.

In March 2015, the Company and ILC signed definitive documentation for the previously disclosed acquisition of AFP Habitat. The transaction, which is subject to certain conditions, has received regulatory approval and is expected to close in the first quarter of 2016. This acquisition will enable the Company to participate in the growing Chilean pension market.

Acquisition of UniAsia Life Assurance

In January 2014, the Company completed the acquisition of UniAsia Life Assurance Berhad, an established life insurance company in Malaysia, through the formation of a joint venture with Bank Simpanan Nasional (“BSN”), a bank owned by the Malaysian government. The joint venture paid cash consideration of $158 million, 70% of which was provided by Prudential Insurance and 30% of which was provided by BSN. This acquisition is part of the Company’s strategic initiative to further expand its business in Southeast Asian markets. Subsequent to the acquisition, the Company renamed the acquired company Gibraltar BSN Life Berhad.

The assets acquired and the liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. After adjustments, total assets acquired were $758 million, including $88 million of cash and cash equivalents and $33 million of goodwill, none of which is deductible for local tax purposes, and the total liabilities assumed were $600 million.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Acquisition of The Hartford’s Individual Life Insurance Business

In January 2013, the Company acquired the Hartford Life Business through a reinsurance transaction. Under the agreement, the Company paid cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The acquisition increased the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

The assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the acquisition date. Total assets acquired were $11.2 billion, including $1.4 billion of VOBA and $0.1 billion of cash, and total liabilities assumed were $10.6 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition.

Sale of Wealth Management Solutions Business

In April 2013, the Company signed a definitive agreement to sell its wealth management solutions business to Envestnet Inc. The transaction, which did not have a material impact to the Company’s financial results, closed in July 2013. Due to the existence of an ongoing contractual relationship between the Company and these operations, this disposition did not qualify for discontinued operations accounting treatment under U.S. GAAP.

4.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,992	$3,544	$19	$18,517	$0
Obligations of U.S. states and their political subdivisions	8,089	747	41	8,795	0
Foreign government bonds	71,849	12,011	147	83,713	1
U.S. corporate public securities	70,979	6,344	1,955	75,368	(3)
U.S. corporate private securities(1)	28,525	2,278	359	30,444	0
Foreign corporate public securities	26,354	2,821	621	28,554	0
Foreign corporate private securities	19,393	739	994	19,138	0
Asset-backed securities(2)	10,121	226	121	10,226	(452)
Commercial mortgage-backed securities	10,337	195	70	10,462	(1)
Residential mortgage-backed securities(3)	4,777	335	6	5,106	(4)
Total fixed maturities, available-for-sale(1)	$265,416	$29,240	$4,333	$290,323	$(459)
Equity securities, available-for-sale	$6,847	$2,570	$143	$9,274

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$816	$196	$0	$1,012
Foreign corporate public securities	625	62	0	687
Foreign corporate private securities(5)	78	4	0	82
Commercial mortgage-backed securities	33	1	0	34
Residential mortgage-backed securities(3)	756	53	0	809
Total fixed maturities, held-to-maturity(5)	$2,308	$316	$0	$2,624
__________

(1)	Excludes notes with amortized cost of $1,050 million (fair value, $1,039 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $693 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,081 million) which have been offset with the associated payables under a netting agreement.

	December 31, 2014(6)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,807	$4,321	$5	$20,123	$0
Obligations of U.S. states and their political subdivisions	5,720	814	3	6,531	0
Foreign government bonds	69,894	11,164	117	80,941	(1)
U.S. corporate public securities	70,960	9,642	536	80,066	(6)
U.S. corporate private securities(1)	27,767	3,082	89	30,760	0
Foreign corporate public securities	27,515	3,768	214	31,069	0
Foreign corporate private securities	17,389	1,307	215	18,481	0
Asset-backed securities(2)	10,966	353	134	11,185	(592)
Commercial mortgage-backed securities	13,486	430	39	13,877	(1)
Residential mortgage-backed securities(3)	5,612	448	3	6,057	(5)
Total fixed maturities, available-for-sale(1)	$265,116	$35,329	$1,355	$299,090	$(605)
Equity securities, available-for-sale	$6,921	$3,023	$83	$9,861

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2014(6)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$821	$184	$0	$1,005
Foreign corporate public securities	635	64	1	698
Foreign corporate private securities(5)	78	4	0	82
Commercial mortgage-backed securities	78	7	0	85
Residential mortgage-backed securities(3)	963	69	0	1,032
Total fixed maturities, held-to-maturity(5)	$2,575	$328	$1	$2,902
 __________

(1)	Excludes notes with amortized cost of $385 million (fair value, $385 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $954 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,588 million (fair value, $3,953 million) which have been offset with the associated payables under a netting agreement.

(6)	Prior period amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2015, are as follows:

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$8,599	$9,200	$0	$0
Due after one year through five years	46,088	50,303	73	78
Due after five years through ten years	57,566	62,024	437	485
Due after ten years(1)	127,928	143,002	1,009	1,218
Asset-backed securities	10,121	10,226	0	0
Commercial mortgage-backed securities	10,337	10,462	33	34
Residential mortgage-backed securities	4,777	5,106	756	809
Total	$265,416	$290,323	$2,308	$2,624
 __________

(1)
Excludes available-for-sale notes with amortized cost of $1,050 million (fair value, $1,039 million) and held-to-maturity notes with amortized cost of $3,850 million (fair value, $4,081 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$27,679	$28,359	$37,248
Proceeds from maturities/repayments	19,559	21,040	23,573
Gross investment gains from sales, prepayments, and maturities	2,115	1,664	1,571
Gross investment losses from sales and maturities	(340)	(414)	(1,465)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0
Proceeds from maturities/repayments	235	415	583
Equity securities, available-for-sale
Proceeds from sales	$4,589	$4,993	$4,235
Gross investment gains from sales	746	676	554
Gross investment losses from sales	(169)	(132)	(94)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(141)	$(56)	$(200)
Writedowns for impairments on equity securities	(126)	(32)	(15)
 __________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)”. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in “Other comprehensive income (loss)”. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in “Other comprehensive income (loss)”, and the corresponding changes in such amounts:

	Year Ended December 31,
	2015	2014
	(in millions)
Balance, beginning of period	$781	$968
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(243)	(230)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(20)	(6)
Credit loss impairments recognized in the current period on securities not previously impaired	3	16
Additional credit loss impairments recognized in the current period on securities previously impaired	3	6
Increases due to the passage of time on previously recorded credit losses	20	42
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(12)	(15)
Balance, end of period	$532	$781
 __________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$765	$765	$196	$196
Fixed maturities:
Corporate securities	12,797	12,851	11,922	12,439
Commercial mortgage-backed securities	1,860	1,862	2,505	2,546
Residential mortgage-backed securities(1)	1,411	1,428	1,640	1,676
Asset-backed securities(2)	1,295	1,299	1,180	1,198
Foreign government bonds	680	694	621	650
U.S. government authorities and agencies and obligations of U.S. states	326	369	303	372
Total fixed maturities	18,369	18,503	18,171	18,881
Equity securities	1,030	1,254	896	1,186
Total trading account assets supporting insurance liabilities	$20,164	$20,522	$19,263	$20,263
 __________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $(642) million, $144 million and $(485) million during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$27	$27
Fixed maturities	11,132	10,764	8,306	8,282
Equity securities	1,006	1,098	992	1,105
Other	12	15	7	11
Subtotal	$12,176	11,903	$9,332	9,425
Derivative instruments		2,555		1,449
Total other trading account assets		$14,458		$10,874

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $(366) million, $(108) million and $188 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

As of both December 31, 2015 and 2014, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$53,851	$61,911	$52,703	$60,379
Fixed maturities, held-to-maturity	796	988	801	981
Trading account assets supporting insurance liabilities	492	502	457	470
Other trading account assets	33	33	36	36
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$55,172	$63,434	$53,997	$61,866

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,191	$9,233	$6,927	$8,438
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	44	49	50
Other trading account assets	0	0	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$7,235	$9,277	$6,976	$8,488

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$11,226	22.9%	$9,612	21.5%
Retail	8,917	18.2	8,765	19.6
Apartments/Multi-Family	12,034	24.5	10,369	23.2
Industrial	7,775	15.9	7,628	16.9
Hospitality	2,513	5.1	2,270	5.1
Other	3,722	7.6	3,659	8.2
Total commercial mortgage loans	46,187	94.2	42,303	94.5
Agricultural property loans	2,859	5.8	2,445	5.5
Total commercial mortgage and agricultural property loans by property type	49,046	100.0%	44,748	100.0%
Valuation allowance	(99)		(105)
Total net commercial mortgage and agricultural property loans by property type	48,947		44,643
Other loans:
Uncollateralized loans	1,012		1,092
Residential property loans	301		392
Other collateralized loans	312		319
Total other loans	1,625		1,803
Valuation allowance	(13)		(14)
Total net other loans	1,612		1,789
Total commercial mortgage and other loans(1)	$50,559		$46,432
 __________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (26%), New York (9%) and Texas (9%)), and include loans secured by properties in Europe (4%) and Asia (1%) at December 31, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance of losses	(7)	1	(2)	0	1	(7)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2014
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$188	$7	$6	$3	$12	$216
Addition to (release of) allowance of losses	(77)	(6)	(1)	(1)	(2)	(87)
Charge-offs, net of recoveries	(7)	0	0	(2)	0	(9)
Change in foreign exchange	0	0	0	0	(1)	(1)
Total ending balance	$104	$1	$5	$0	$9	$119

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	96	2	3	0	10	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112
Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$111	$8	$0	$0	$2	$121
Gross of reserves: collectively evaluated for impairment	46,076	2,851	301	312	1,010	50,550
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$46,187	$2,859	$301	$312	$1,012	$50,671
 __________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2014(1)
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	96	1	5	0	9	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$104	$1	$5	$0	$9	$119
Recorded Investment(2):
Gross of reserves: individually evaluated for impairment	$247	$4	$0	$1	$2	$254
Gross of reserves: collectively evaluated for impairment	42,056	2,441	392	318	1,090	46,297
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$42,303	$2,445	$392	$319	$1,092	$46,551
 __________

(1)	Prior period amounts are presented on a basis consistent with current period presentation.

(2)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$2	$0

With an allowance recorded:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$1	$1	$1	$52	$3

Total:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$1	$2	$1	$54	$3
 __________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairment occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$8	$8	$0	$16	$1
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$12	$13	$0	$20	$1

With an allowance recorded:
Commercial mortgage loans	$76	$76	$8	$82	$6
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$76	$76	$8	$85	$7

Total:
Commercial mortgage loans	$84	$84	$8	$98	$7
Agricultural property loans	4	4	0	4	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	3	1
Uncollateralized loans	0	1	0	0	0
Total	$88	$89	$8	$105	$8
 __________

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of December 31, 2015 and 2014, was $274 million and $380 million, respectively. For all of these loans, the Company pre-arranges that it will sell the loan to an investor. As of both December 31, 2015 and 2014, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of December 31, 2015, based upon the recorded investment gross of allowance for credit losses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Commercial mortgage loans
	Debt Service Coverage Ratio—December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$25,978	$515	$207	$26,700
60%-69.99%	12,191	395	234	12,820
70%-79.99%	5,668	500	97	6,265
Greater than 80%	119	151	132	402
Total commercial mortgage loans	$43,956	$1,561	$670	$46,187

Agricultural property loans
	Debt Service Coverage Ratio—December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,587	$84	$3	$2,674
60%-69.99%	185	0	0	185
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,772	$84	$3	$2,859

Total commercial mortgage and agricultural property loans
	Debt Service Coverage Ratio—December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$28,565	$599	$210	$29,374
60%-69.99%	12,376	395	234	13,005
70%-79.99%	5,668	500	97	6,265
Greater than 80%	119	151	132	402
Total commercial mortgage and agricultural property loans	$46,728	$1,645	$673	$49,046

The following tables set forth certain key credit quality indicators as of December 31, 2014, based upon the recorded investment gross of allowance for credit losses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non- Accrual Status
	(in millions)
Commercial mortgage loans	$46,187	$0	$0	$0	$0	$0	$46,187	$53
Agricultural property loans	2,856	2	0	0	1	3	2,859	1
Residential property loans	288	7	0	0	6	13	301	6
Other collateralized loans	312	0	0	0	0	0	312	0
Uncollateralized loans	1,012	0	0	0	0	0	1,012	0
Total	$50,655	$9	$0	$0	$7	$16	$50,671	$60

	December 31, 2014
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non- Accrual Status
	(in millions)
Commercial mortgage loans	$42,239	$62	$0	$0	$2	$64	$42,303	$101
Agricultural property loans	2,443	0	1	0	1	2	2,445	1
Residential property loans	375	7	2	0	8	17	392	8
Other collateralized loans	319	0	0	0	0	0	319	0
Uncollateralized loans	1,092	0	0	0	0	0	1,092	0
Total	$46,468	$69	$3	$0	$11	$83	$46,551	$110

See Note 2 for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2015 and 2014, there were $214 million and $0 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2015 and 2014, there were $18 million and $25 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

For the years ended December 31, 2015 and 2014, there were $22 million and $0 million, respectively, of private debt commitments to borrowers that have been involved in a troubled debt restructuring.

As of both December 31, 2015 and 2014, the Company did not have any foreclosed residential real estate property.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015	2014
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related	$6,447	$6,527
Real estate-related	1,085	1,018
Total joint ventures and limited partnerships	7,532	7,545
Real estate held through direct ownership	1,464	2,235
Other	990	1,141
Total other long-term investments	$9,986	$10,921

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ noncontrolling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $81 million and $82 million as of December 31, 2015 and 2014, respectively. There was no unaffiliated interest in the consolidated feeder funds as of both December 31, 2015 and 2014, respectively, and the master funds had gross assets of $17,508 million and $12,666 million, respectively, and gross liabilities of $16,920 million and $11,979 million, respectively, which are not included on the Company’s balance sheet.

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

	At December 31,
	2015	2014
	(in millions)
STATEMENT OF FINANCIAL POSITION
Total assets(1)	$53,799	$50,602
Total liabilities(2)	$13,610	$13,152
Partners’ capital	40,189	37,450
Total liabilities and partners’ capital	$53,799	$50,602
Total liabilities and partners’ capital included above	$4,398	$4,599
Equity in limited partnership interests not included above	142	42
Carrying value	$4,540	$4,641
 __________

(1)	Assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.

(2)	Liabilities consist primarily of third-party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2015	2014	2013
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$4,356	$5,632	$4,013
Total expenses(2)	(1,803)	(1,654)	(943)
Net earnings (losses)	$2,553	$3,978	$3,070
Equity in net earnings (losses) included above	$216	$522	$255
Equity in net earnings (losses) of limited partnership interests not included above	32	72	77
Total equity in net earnings (losses)	$248	$594	$332
 __________

(1)	Revenue consists of income from investments in real estate, investments in securities and other income.

(2)	Expenses consist primarily of interest expense, management fees, salary expenses and other expenses.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale(1)	$10,347	$10,558	$10,541
Fixed maturities, held-to-maturity(1)	202	185	125
Equity securities, available-for-sale	337	354	337
Trading account assets	1,205	1,074	963
Commercial mortgage and other loans	2,255	2,103	1,985
Policy loans	619	632	611
Short-term investments and cash equivalents	56	38	40
Other long-term investments	717	1,050	710
Gross investment income	15,738	15,994	15,312
Less: investment expenses	(909)	(738)	(583)
Net investment income	$14,829	$15,256	$14,729
  __________

(1)	Includes income on credit-linked notes which are reported on the same financial line item as related surplus notes, as conditions are met for right to offset.

Carrying value for non-income producing assets included $343 million in fixed maturities, $11 million in trading account assets supporting insurance liabilities, $1 million in other trading, $5 million in other long-term investments and $10 million in commercial mortgage and other loans as of December 31, 2015. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2015.

As of both December 31, 2015 and 2014, the Company had no significant low-income housing tax credits investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2015	2014	2013
	(in millions)
Fixed maturities	$1,634	$1,194	$(93)
Equity securities	451	512	444
Commercial mortgage and other loans	37	110	79
Investment real estate	40	(5)	2
Joint ventures and limited partnerships	(122)	(15)	34
Derivatives(1)	1,970	(182)	(5,688)
Other	15	22	16
Realized investment gains (losses), net	$4,025	$1,636	$(5,206)
 __________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2015	2014	2013
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$234	$349	$110
Fixed maturity securities, available-for-sale—all other	24,673	33,625	18,029
Equity securities, available-for-sale	2,427	2,940	2,907
Derivatives designated as cash flow hedges(1)	1,165	206	(446)
Other investments(2)	(25)	(7)	4
Net unrealized gains (losses) on investments	$28,474	$37,113	$20,604
 __________

(1)	See Note 21 for more information on cash flow hedges.

(2)
As of December 31, 2015, there were $0 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized losses on certain joint ventures that are strategic in nature and are included in “Other assets,” and losses on notes associated with payables under a netting agreement.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,068	$19	$0	$0	$3,068	$19
Obligations of U.S. states and their political subdivisions	1,391	40	7	1	1,398	41
Foreign government bonds	1,925	82	411	65	2,336	147
U.S. corporate public securities	24,642	1,396	3,455	559	28,097	1,955
U.S. corporate private securities	6,996	266	802	93	7,798	359
Foreign corporate public securities	5,985	288	1,584	333	7,569	621
Foreign corporate private securities	6,199	340	3,917	654	10,116	994
Commercial mortgage-backed securities	3,888	63	473	7	4,361	70
Asset-backed securities	4,342	33	3,138	88	7,480	121
Residential mortgage-backed securities	558	4	119	2	677	6
Total	$58,994	$2,531	$13,906	$1,802	$72,900	$4,333
Equity securities, available-for-sale	$1,862	$142	$11	$1	$1,873	$143
__________

(1)	Includes $0 million of fair value and $0 million of gross unrealized losses at December 31, 2015, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

	2014(2)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,145	$5	$10	$0	$2,155	$5
Obligations of U.S. states and their political subdivisions	105	1	89	2	194	3
Foreign government bonds	839	26	1,052	91	1,891	117
U.S. corporate public securities	4,213	95	9,548	441	13,761	536
U.S. corporate private securities	1,866	55	838	34	2,704	89
Foreign corporate public securities	1,902	72	2,400	143	4,302	215
Foreign corporate private securities	3,345	179	560	36	3,905	215
Commercial mortgage-backed securities	1,299	6	1,746	33	3,045	39
Asset-backed securities	3,417	16	3,229	118	6,646	134
Residential mortgage-backed securities	35	0	194	3	229	3
Total	$19,166	$455	$19,666	$901	$38,832	$1,356
Equity securities, available-for-sale	$1,670	$82	$9	$1	$1,679	$83
 __________

(1)	Includes $91 million of fair value and $1 million of gross unrealized losses at December 31, 2014, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The gross unrealized losses on fixed maturity securities at December 31, 2015 and 2014, were composed of $3,750 million and $1,156 million, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $583 million and $200 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At December 31, 2015, the $1,802 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, and basic industry sectors of the Company’s corporate securities. At December 31, 2014, the $901 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2015 or 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At December 31, 2015, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2015, $19 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $18 million of which had been in that position for less than six months. At December 31, 2014, $13 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at either December 31, 2015 or 2014.

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of repurchase agreements as of the date indicated.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,991	$4,513	$253	$0	$6,757
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	11	0	0	0	11
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	169	945	0	0	1,114
Equity securities	0	0	0	0	0
Total repurchase agreements	$2,171	$5,458	$253	$0	$7,882

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The following table sets forth the composition of securities lending transactions as of the date indicated.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$94	$0	$0	$0	$94
Obligations of U.S. states and their political subdivisions	4	0	0	0	4
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	1,401	86	0	0	1,487
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	579	50	0	0	629
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	241	0	0	0	241
Commercial mortgage-backed securities	8	0	0	0	8
Residential mortgage-backed securities	0	97	0	0	97
Equity securities	936	0	0	0	936
Total securities lending transactions	$3,263	$233	$0	$0	$3,496

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

	2015	2014
	(in millions)
Fixed maturities	$11,732	$15,338
Trading account assets supporting insurance liabilities	327	391
Other trading account assets	8	231
Separate account assets	2,128	2,861
Equity securities	903	512
Total securities pledged	$15,098	$19,333

As of December 31, 2015, the carrying amount of the associated liabilities supported by the pledged collateral was $14,557 million. Of this amount, $7,882 million was “Securities sold under agreements to repurchase,” $2,178 million was “Separate account liabilities,” $3,496 million was “Cash collateral for loaned securities,” $1,001 million was supporting outstanding funding agreements included in “Policyholders’ account balances.” As of December 31, 2014, the carrying amount of the associated liabilities supported by the pledged collateral was $18,810 million(1). Of this amount, $9,407 million was “Securities sold under agreements to repurchase,” $2,935 million was “Separate account liabilities,” $4,241 million was “Cash collateral for loaned securities,” $1,947 million(2) was supporting outstanding funding agreements included in “Policyholders’ account balances,” and $280 million was “Short-term debt(3).”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Assets of $162 million and $168 million at December 31, 2015 and 2014, respectively, were on deposit with governmental authorities or trustees, including certain restricted cash balances and securities. Additionally, assets carried at $603 million and $606 million at December 31, 2015 and 2014, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $109 million and $164 million at December 31, 2015 and 2014, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Banks of New York and Boston. Restricted cash and securities of $136 million and $143 million at December 31, 2015 and 2014, respectively, were included in “Other assets.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell, and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $7,794 million at December 31, 2015 (the largest components of which include $2,195 million of securities and $5,599 million of cash from OTC derivative counterparties) and $6,518 million at December 31, 2014 (the largest components of which include $1,333 million of securities and $5,185 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.
__________
(1) Amount noted above has been revised to correct previously reported amount of $16,863 million.
(2) Amount noted above has been revised to correct previously reported amount of $0 million.
(3) Previously reported as “Long-term debt.”

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles commonly referred to as collateralized loan obligations (“CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager, (2) fees received by the Company and (3) other interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs. Effective January 1, 2016, the Company adopted new guidance that resulted in the deconsolidation of certain of its previously consolidated CLOs. See Note 2 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	December 31,		December 31,
	2015	2014	2015	2014

	(in millions)
Fixed maturities, available-for-sale	$0	$44	$179	$104
Fixed maturities, held-to-maturity	0	0	760	763
Trading account assets supporting insurance liabilities	0	0	10	11
Other trading account assets	9,536	6,943	0	0
Commercial mortgage and other loans	0	13	300	300
Other long-term investments	0	0	155	159
Cash and cash equivalents	337	623	1	0
Accrued investment income	56	39	3	3
Other assets	324	166	3	0
Total assets of consolidated VIEs	$10,253	$7,828	$1,411	$1,340
Notes issued by consolidated VIEs	$8,597	$6,058	$0	$0
Other liabilities	674	674	3	1
Total liabilities of consolidated VIEs	$9,271	$6,732	$3	$1

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of December 31, 2015, the maturities of these obligations were greater than five years.

In addition, not reflected in the table above, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The trust is the beneficiary of an indemnity agreement with the Company that provides that the Company is responsible for costs related to the notes issued with limited exceptions. As a result, the Company has determined that it is the primary beneficiary of the trust, which is therefore consolidated.

The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $2,958 million and $2,705 million at December 31, 2015 and 2014, respectively, is classified within “Policyholders’ account balances.” Creditors of the trust have recourse to Prudential Insurance if the trust fails to make contractual payments on the medium-term notes. The Company has not provided material financial or other support to the trust that was not contractually required.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of investment funds for which the Company utilizes the Investment Company Model to assess consolidation. Accordingly, the Company has determined that it is not the primary beneficiary of these entities because it does not stand to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. For all other investment structures, the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $218 million and $137 million at December 31, 2015 and 2014, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $5,262 million and $6,973 million as of December 31, 2015 and 2014, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,532 million and $7,545 million as of December 31, 2015 and 2014, respectively.

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

6.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2015	2014	2013
	(in millions)
Balance, beginning of year	$15,971	$16,512	$14,100
Capitalization of commissions, sales and issue expenses	2,653	2,694	2,902
Amortization—Impact of assumption and experience unlocking and true-ups	280	629	328
Amortization—All other	(2,400)	(2,602)	(568)
Change in unrealized investment gains and losses	477	(697)	492
Foreign currency translation and other	(263)	(565)	(742)
Balance, end of year	$16,718	$15,971	$16,512

7.	INVESTMENTS IN OPERATING JOINT VENTURES

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2015	2014	2013

	(in millions)
Investment in operating joint ventures	$341	$325	$361
Dividends received from operating joint ventures	$27	$27	$31
After-tax equity earnings of operating joint ventures(1)	$15	$16	$59
 ________________

(1)
Includes gains associated with sales of the Company’s previous investment, through a consortium, in China Pacific Group, for which the Company’s remaining shares were sold in January 2013. For the year ended December 31, 2013, the Company recognized a pre-tax gain of $66 million from the sale of this investment.

The Company has made investments in operating joint ventures as part of its Asset Management and International Insurance segments and its Corporate and Other operations. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $34 million, $33 million and $30 million, respectively, of asset management fee income from these transactions.

8.	VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2015(1)	2014	2013
	(in millions)
Balance, beginning of year	$2,836	$3,675	$3,248
Acquisitions	0	7	1,370
Amortization—Impact of assumption and experience unlocking and true-ups	128	(175)	59
Amortization—All other	(385)	(420)	(509)
Change in unrealized investment gains and losses	214	(89)	(55)
Interest(2)	86	95	105
Foreign currency translation	(57)	(257)	(543)
Other	6	0	0
Balance, end of year	$2,828	$2,836	$3,675
__________

(1)
The VOBA balances at December 31, 2015 were $201 million, $36 million, $1,332 million, $0 million, $1,250 million, and $9 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 12, 5, 8, 6, 10, and 13 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life., Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively.

(2)
The interest accrual rates vary by product. The interest rates for 2015 were 6.40%, 6.05%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17% and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The interest rates for 2014 were 6.40%, 6.10%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17% and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The interest rates for 2013 were 6.40%, 6.14%, 1.28% to 2.87%, 2.60% and 3.00% to 6.17% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life and the Hartford Life Business, respectively.

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2016	2017	2018	2019	2020
	(in millions)
Estimated future VOBA amortization	$269	$249	$227	$209	$193

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

9.	GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Retirement	Asset Management	International Insurance	Total
	(in millions)
Balance at December 31, 2012:
Gross Goodwill	$444	$238	$191	$873
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	238	191	873
2013 Activity:
Other(1)	0	2	(36)	(34)
Balance at December 31, 2013:
Gross Goodwill	444	240	155	839
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	240	155	839
2014 Activity:
Acquisitions	0	0	18	18
Other(1)	0	(5)	(21)	(26)
Balance at December 31, 2014:
Gross Goodwill	444	235	152	831
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	235	152	831
2015 Activity:
Acquisitions	0	0	0	0
Other(1)	0	(4)	(3)	(7)
Balance at December 31, 2015:
Gross Goodwill	444	231	149	824
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	$444	$231	$149	$824
__________

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing using the quantitative approach for all reporting units that had goodwill at December 31, 2015 and 2014, and no impairments were recorded.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$500	$(302)	$198	$462	$(265)	$197
Customer relationships	268	(196)	72	275	(191)	84
Other	72	(42)	30	42	(32)	10
Not subject to amortization	3	N/A	3	3	N/A	3
Total			$303			$294

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The fair values of net mortgage servicing rights were $203 million and $210 million at December 31, 2015 and 2014, respectively. Amortization expense for other intangibles was $64 million, $55 million and $61 million for the years ending December 31, 2015, 2014 and 2013, respectively. Amortization expense for other intangibles is expected to be approximately $55 million in 2016, $45 million in 2017, $35 million in 2018, $30 million in 2019 and $25 million in 2020. The amortization expense amounts listed above for 2015, 2014 and 2013 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2015	2014
	(in millions)
Life insurance	$148,100	$143,842
Individual and group annuities and supplementary contracts	60,493	58,699
Other contract liabilities	12,872	12,172
Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	221,465	214,713
Unpaid claims and claim adjustment expenses	2,919	3,053
Total future policy benefits	$224,384	$217,766

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 4% of direct individual life insurance in force for both December 31, 2015 and 2014, and 16%, 16% and 14% of direct individual life insurance premiums for 2015, 2014 and 2013, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 0.2% to 9.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.4% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.9% to 7.3%.

The Company’s liability for future policy benefits is also inclusive of liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in “other contract liabilities” in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 11 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long-term care; and for certain individual health policies.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 3.0% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2015	2014
	(in millions)
Individual annuities	$37,384	$37,718
Group annuities	27,141	27,200
Guaranteed investment contracts and guaranteed interest accounts	14,122	14,428
Funding agreements	3,997	4,691
Interest-sensitive life contracts	32,502	30,406
Dividend accumulation and other	21,638	21,707
Total policyholders’ account balances	$136,784	$136,150

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2015 and 2014 are $2,957 million and $2,705 million, respectively, related to the Company’s FANIP. Under this program, which has a maximum authorized amount of $15 billion, a Delaware statutory trust issues medium-term notes to investors that are secured by funding agreements issued to the trust by Prudential Insurance. The outstanding notes have fixed or floating interest rates that range from 0.5% to 2.6% and original maturities ranging from two to ten years. Included in the amounts at December 31, 2015 and 2014 is the medium-term note liability, which is carried at amortized cost, of $2,958 million and $2,705 million, respectively. For additional details on the FANIP, see Note 5.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) of $1,001 million and $1,947 million, as of December 31, 2015 and 2014, respectively. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 0.8% to 1.7% and original maturities ranging from four to seven years. For additional details on the FHLBNY program, see Note 14.

Interest crediting rates range from 0% to 7.5% for interest-sensitive life contracts and from 0% to 12.5% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

11.	CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In addition, the Company issues certain variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (no-lapse guarantee). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of all variable annuities are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net.”

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

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility and contractholder behavior.

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2015 and 2014, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$115,317	$142	$118,629	$163
Net amount at risk	$739	$0	$403	$0
Average attained age of contractholders	65 years	64 years	64 years	63 years
Minimum return or contract value
Account value	$34,494	$131,005	$37,322	$134,938
Net amount at risk	$4,212	$5,459	$2,856	$3,135
Average attained age of contractholders	67 years	64 years	66 years	62 years
Average period remaining until earliest expected annuitization	N/A	0.28 years	N/A	0.29 years
__________

(1)	Includes income and withdrawal benefits.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31,
	2015	2014
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No-lapse guarantees
Separate account value	$7,643	$7,816
General account value	$13,364	$12,124
Net amount at risk	$211,428	$200,386
Average attained age of contractholders	56 years	55 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2015	2014
	(in millions)
Equity funds	$88,992	$94,473
Bond funds	46,642	45,159
Balanced funds	843	753
Money market funds	6,355	8,335
Total	$142,832	$148,720

In addition to the amounts invested in separate account investment options above, $8,714 million at December 31, 2015, and $8,948 million at December 31, 2014, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2015, 2014 and 2013, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”), and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”) are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits.” Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 20 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 13 for further information regarding the external reinsurance arrangement.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2012	$371	$488	$459	$3,348
Incurred guarantee benefits(1)	97	35	10	(2,904)
Paid guarantee benefits and other	(4)	(75)	(23)	0
Other(2)(3)	1,331	13	(49)	(3)
Balance at December 31, 2013	1,795	461	397	441
Incurred guarantee benefits(1)	794	245	84	7,741
Paid guarantee benefits and other	(18)	(68)	(15)	0
Other(2)	279	4	1	0
Balance at December 31, 2014	2,850	642	467	8,182
Incurred guarantee benefits(1)	517	167	1	252
Paid guarantee benefits	(22)	(85)	(16)	0
Other(2)	(195)	(10)	(12)	(1)
Balance at December 31, 2015	$3,150	$714	$440	$8,433
__________

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

(2)	Other primarily represents impact of changes in unrealized investment gains and losses and foreign currency translation.

(3)	GMDB includes amounts acquired from The Hartford Life Business on January 2, 2013.

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option features, which includes an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments in excess of the account balance less the present value of future expected rider fees attributable to the embedded derivative feature.

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Other assets.” The Company has offered various types of sales inducements including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit; (2) additional credits after a certain number of years a contract is held; and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in DSI, reported as “Interest credited to policyholders’ account balances,” are as follows:

Sales Inducements
(in millions)
Balance at December 31, 2012	$1,357
Capitalization	53
Amortization—Impact of assumption and experience unlocking and true-ups	27
Amortization—All other	340
Change in unrealized investment gains and losses	36
Balance at December 31, 2013	1,813
Capitalization	22
Amortization—Impact of assumption and experience unlocking and true-ups	81
Amortization—All other	(403)
Change in unrealized investment gains and losses	1
Balance at December 31, 2014	1,514
Capitalization	8
Amortization—Impact of assumption and experience unlocking and true-ups	43
Amortization—All other	(392)
Change in unrealized investment gains and losses	16
Balance at December 31, 2015	$1,189

12.	CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued in the U.S by Prudential Insurance. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. See Note 22 for financial information on the Closed Block division. The insurance policies and annuity contracts comprising the Closed Block are managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) on December 18, 2001, and Prudential Insurance is directly obligated for the insurance policies and annuity contracts in the Closed Block. The Class B Repurchase discussed in Note 1 did not change the Closed Block assets allocated to support the Closed Block’s liabilities, policyholder dividend scales or the methodology for determining policyholder dividends, or impact the guaranteed benefits, premiums or dividends for Closed Block policyholders.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

As of December 31, 2015 and 2014, the Company recognized a policyholder dividend obligation of $1,694 million and $1,558 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,815 million and $5,053 million at December 31, 2015 and 2014, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

On December 5, 2013, December 5, 2014 and December 4, 2015, Prudential Insurance’s Board of Directors acted to increase the 2014, 2015 and 2016 dividends payable on Closed Block policies, respectively. These actions resulted in an increase of approximately $33 million, $60 million and $58 million in the liability for policyholders dividends recognized for the years ended December 31, 2013, 2014 and 2015, respectively.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015	2014

	(in millions)
Closed Block liabilities
Future policy benefits	$49,538	$49,863
Policyholders’ dividends payable	945	931
Policyholders’ dividend obligation	4,509	6,612
Policyholders’ account balances	5,250	5,310
Other Closed Block liabilities	4,171	5,084
Total Closed Block liabilities	64,413	67,800
Closed Block assets
Fixed maturities, available-for-sale, at fair value	37,584	40,629
Other trading account assets, at fair value	288	302
Equity securities, available-for-sale, at fair value	2,726	3,522
Commercial mortgage and other loans	9,770	9,472
Policy loans	4,790	4,914
Other long-term investments	2,921	2,765
Short-term investments	1,467	1,225
Total investments	59,546	62,829
Cash and cash equivalents	1,036	1,201
Accrued investment income	506	527
Other Closed Block assets	458	332
Total Closed Block assets	61,546	64,889
Excess of reported Closed Block liabilities over Closed Block assets	2,867	2,911
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	2,800	5,040
Allocated to policyholder dividend obligation	(2,815)	(5,053)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,852	$2,898

Information regarding the policyholder dividend obligation is as follows:

	2015	2014

	(in millions)
Balance, January 1	$6,612	$4,511
Impact from earnings allocable to policyholder dividend obligation	137	672
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(2,240)	1,429
Balance, December 31	$4,509	$6,612

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2015	2014	2013

	(in millions)
Revenues
Premiums	$2,668	$2,704	$2,728
Net investment income	2,709	2,809	2,796
Realized investment gains (losses), net	834	1,164	230
Other income (loss)	23	34	57
Total Closed Block revenues	6,234	6,711	5,811
Benefits and Expenses
Policyholders’ benefits	3,366	3,326	3,334
Interest credited to policyholders’ account balances	135	136	136
Dividends to policyholders	2,130	2,635	1,910
General and administrative expenses	423	444	467
Total Closed Block benefits and expenses	6,054	6,541	5,847
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	180	170	(36)
Income tax expense (benefit)	136	139	(57)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	44	31	21
Income (loss) from discontinued operations, net of taxes	0	1	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$44	$32	$21

13.	REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective April 1, 2015, the Company entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”) an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5 billion of new rider premiums through December 31, 2016. These guaranteed benefit features are accounted for as embedded derivatives.

On January 2, 2013, the Company acquired the Hartford Life Business through a reinsurance transaction. Under the agreement, the Company provided reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The Company acquired the general account business through a coinsurance arrangement and, for certain types of general account policies, a modified coinsurance arrangement. The Company acquired the separate account business through a modified coinsurance arrangement.

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

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Consolidated Statement of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In 2004, the Company acquired the retirement business of CIGNA and subsequently entered into various reinsurance arrangements. The Company still has indemnity coinsurance and modified coinsurance without assumption arrangements in effect related to this acquisition.

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On policies sold since 2000, the Company has reinsured a significant portion of the individual life mortality risk. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company has historically retained up to $30 million per life, but reduced its retention limit to $20 million per life in 2013. In addition, through December 31, 2014, the Company reinsured 73% of the Closed Block division with unaffiliated third parties through various modified coinsurance arrangements accounted for using the deposit method of accounting. Effective January 1, 2015, the external reinsurance arrangements related to the Closed Block division were recaptured.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fees and policyholders’ benefits for the years ended December 31, were as follows:

	2015	2014	2013

	(in millions)
Direct premiums	$27,996	$29,666	$27,444
Reinsurance assumed	2,147	1,134	272
Reinsurance ceded	(1,622)	(1,507)	(1,479)
Premiums	$28,521	$29,293	$26,237

Direct policy charges and fees	$5,127	$5,026	$4,648
Reinsurance assumed	1,179	1,425	918
Reinsurance ceded	(334)	(272)	(151)
Policy charges and fees	$5,972	$6,179	$5,415

Direct policyholder benefits	$29,242	$31,012	$27,458
Reinsurance assumed	3,107	2,732	809
Reinsurance ceded	(1,722)	(2,157)	(1,534)
Policyholders’ benefits	$30,627	$31,587	$26,733

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Reinsurance recoverables at December 31, are as follows:

	2015	2014

	(in millions)
Individual and group annuities(1)	$659	$109
Life insurance(2)	2,885	2,842
Other reinsurance	160	159
Total reinsurance recoverable	$3,704	$3,110
__________

(1)
Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance recoverables related to the acquisition of the retirement business of CIGNA of $650 million and $105 million at December 31, 2015 and 2014, respectively. Also included is $7 million of reinsurance recoverables as of December 31, 2015 established under the reinsurance agreement with Union Hamilton Reinsurance, Ltd. related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits.

(2)
Includes $2,118 million and $2,130 million of reinsurance recoverables established at December 31, 2015 and 2014, respectively, under the reinsurance arrangements associated with the acquisition of the Hartford Life Business. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,305 million and $1,300 million at December 31, 2015 and 2014, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the Hartford Life Business and the retirement business of CIGNA, four major reinsurance companies account for approximately 60% of the reinsurance recoverable at December 31, 2015. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability; otherwise, an allowance for uncollectible reinsurance would be recorded. Under the Company’s longevity reinsurance transactions, the Company has secured collateral from its counterparties to minimize counterparty default risk.

14.	SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31 for the years indicated is as follows:

	2015	2014
	($ in millions)
Commercial paper:
Prudential Financial	$80	$97
Prudential Funding, LLC	384	386
Subtotal commercial paper	464	483
Current portion of long-term debt(1)	752	3,356
Total short-term debt(2)	$1,216	$3,839
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$331	$199
Daily average commercial paper outstanding	$1,127	$1,409
Weighted average maturity of outstanding commercial paper, in days	10	22
Weighted average interest rate on outstanding short-term debt(3)	0.16%	0.12%
__________

(1)	Includes collateralized borrowings from the FHLBNY of $280 million at December 31, 2014.

(2)	Includes Prudential Financial debt of $831 million and $2,319 million at December 31, 2015 and 2014, respectively.

(3)	Excludes the current portion of long-term debt.

At December 31, 2015 and 2014, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial commercial paper borrowings have generally been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $98 million and $151 million as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, Prudential Insurance had pledged assets with a fair value of $1.4 billion supporting outstanding funding agreements totaling $1.0 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $4.5 billion as of December 31, 2015. Prudential Insurance had no advances outstanding under the FHLBNY facility as of December 31, 2015.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of December 31, 2015, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $210 million as of December 31, 2015.

Credit Facilities

As of December 31, 2015, the Company maintained a syndicated, unsecured committed credit facility as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			($ in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Borrowings under this credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of December 31, 2015, the Company’s consolidated net worth exceeded this required minimum amount.

This credit facility, which was entered into on April 14, 2015, amends and restates the Company’s previously existing $2.0 billion five-year credit facility and $1.75 billion three-year credit facility.

In addition to the above credit facility, the Company had access to $581 million of certain other lines of credit at December 31, 2015, of which $510 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2015, $343 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise the put option if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $7.0 billion, subject to adjustment in certain cases. The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for principal and interest strips of U.S. Treasury securities. Finally, any of the 4.419% senior notes that Prudential Financial issues may be redeemed prior to their maturity at par or, if greater, a make-whole price, following a voluntary exercise in full of the put option.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Long-term Debt

Long-term debt at December 31 for the years indicated is as follows:

	Maturity Dates	Rate(1)	December 31,
			2015	2014
			($ in millions)
Fixed-rate notes:
Surplus notes	2019-2025	5.36%-8.30%	$841	$841
Surplus notes subject to set-off arrangements	2021-2033	3.52%-5.26%	3,850	3,588
Senior notes	2016-2045	2.30%-11.31%	10,267	10,842
Mortgage debt(2)	2019-2024	1.72%-3.74%	134	142
Floating-rate notes:
Surplus notes	2052	1.32%-1.58%	500	500
Surplus notes subject to set-off arrangements	2024	1.65%-1.73%	1,050	385
U.S. dollar-denominated senior notes	2016-2020	0.74%-4.41%	1,609	2,209
Foreign currency denominated senior notes	(3)	1.24%-1.33%	51	53
Mortgage debt(4)	2017-2025	0.65%-3.11%	430	360
Junior subordinated notes	2042-2068	5.20%-8.88%	5,884	4,884
Subtotal			24,616	23,804
Less: assets under set-off arrangements(5)			4,889	3,973
Total long-term debt(6)			$19,727	$19,831
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2015.

(2)	Includes $38 million and $71 million of debt denominated in foreign currency at December 31, 2015 and 2014, respectively.

(3)	Perpetual debt that has no stated maturity.

(4)
Includes $212 million and $142 million of debt denominated in foreign currency at December 31, 2015 and 2014, respectively. As of December 31, 2014, $31 million was presented as fixed-rate mortgage debt.

(5)
Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are valued at market. The fair market value adjustment at December 31, 2015 decreased the assets by $11 million.

(6)	Includes Prudential Financial debt of $16,487 million and $16,061 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2015:

	Calendar Year
	2017	2018	2019	2020	2021 and thereafter	Total
	(in millions)
Long-term debt	$1,544	$1,430	$1,689	$1,246	$13,818	$19,727

Surplus Notes

As of December 31, 2015, Prudential Insurance had $841 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2015 and 2014, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Prudential Insurance’s fixed-rate surplus notes include $500 million of exchangeable surplus notes issued in a private placement in 2009 with an interest rate of 5.36% per annum and due September 2019. The surplus notes became exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning as of September 18, 2014. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes, which represented an initial exchange price per share of Common Stock of $98.78; however, the exchange rate is subject to customary anti-dilution adjustments. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014, to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange. These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price.

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2015, an aggregate of $1.75 billion of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The current financing capacity available under the facility is $3.5 billion. In December, 2015 the facility was amended to increase the maximum potential size of the facility to $4.5 billion. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. As above, the principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2015, an aggregate of $2.1 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In December 2014, a captive reinsurance subsidiary entered into a ten-year financing facility with certain unaffiliated financial institutions, pursuant to which the captive agreed to issue and sell a surplus note in an aggregate principal amount of up to $1.75 billion in return for an equal principal amount of credit-linked notes issued by a special-purpose affiliate. The term of the financing facility may be extended, at the captive’s option, by up to five years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts. As of December 31, 2015, an aggregate of $1.05 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In December 2014, a captive reinsurance subsidiary entered into a financing facility with an unaffiliated financial institution, pursuant to which the captive issued and sold $3.0 billion in principal amount of surplus notes in return for an equal principal amount of credit-linked notes issued by two special-purpose affiliates. One of the special-purpose affiliates also issued and sold to the unaffiliated financial institution $1.7 billion in principal amount of senior notes in exchange for cash. The maximum term of the financing is twenty years. The captive intends to hold the credit-linked notes as assets supporting reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance through the captive of term life insurance policies. This financing facility replaced the $3.0 billion facility for this captive initially entered into in 2006. The captive can redeem the credit-linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting the captive. The unaffiliated financial institution has agreed to fund any such payment under a portion of the credit-linked notes in an aggregate amount of up to $1.0 billion, in return for the receipt of fees. The remaining obligations of the special-purpose affiliates to make such payments are supported by collateral held by those affiliates. Prudential Financial has agreed to make capital contributions to the captive and to the special-purpose affiliates to reimburse them for investment losses in excess of specified amounts. Prudential Financial has also agreed to reimburse the unaffiliated financial institution for any payments under the credit-linked notes funded by it and for any payments due but otherwise unpaid under the senior notes issued by the special-purpose affiliates. In December 2015, the special-purpose affiliate redeemed $600 million of its outstanding senior notes, and unaffiliated financial institutions agreed to fund any necessary payments on $600 million of the credit-linked notes in return for a fee. Prudential Financial has no reimbursement obligation with respect to payments made under this $600 million of credit-linked notes.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Another captive reinsurance subsidiary has $500 million of surplus notes outstanding that were issued in 2007 with unaffiliated institutions to finance reserves required under Guideline AXXX. Prudential Financial has agreed to maintain the capital of this captive at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2015 and 2014, there were no collateral postings made under these derivative instruments.

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

On February 18, 2015, Prudential Legacy Insurance Company of New Jersey (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of December 31, 2015, there were no surplus notes outstanding under the facility.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of December 31, 2015, the outstanding balance of medium-term notes under this program was $10.9 billion, a decrease of $2.1 billion from December 31, 2014, due to maturities.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2015, the outstanding balance of retail notes was $477 million. Retail notes outstanding increased by $102 million from December 31, 2014, due to issuances of $179 million of notes offset by maturities and prepayments of $77 million of notes in 2015.

Asset-Backed Notes. On March 30, 2012, Prudential Insurance sold, in a Rule 144A private placement, $1.0 billion of 2.997% asset-backed notes with a final maturity of September 30, 2015. In 2015, the remaining $750 million was repaid with $50 million and $700 million, representing scheduled repayments and maturities, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Funding Agreement Notes Issuance Program. The Company maintains a FANIP in which a statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Notes 5 and 10 for further discussion of these obligations.

Mortgage Debt. As of December 31, 2015, the Company’s subsidiaries had mortgage debt of $564 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $62 million from December 31, 2014, due to new borrowings in 2015 of $149 million including foreign exchange fluctuations offset by prepayments of $72 million and foreign exchange fluctuations of $15 million on debt outstanding as of 2014.

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. Junior subordinated notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date(1)	Interest Rate Subsequent to Optional Redemption Date	Scheduled Maturity Date	Final Maturity Date
	($ in millions)
June 2008	$600	8.88%	Institutional	6/15/2018	LIBOR + 5.00%	6/15/2038	6/15/2068
August 2012	$1,000	5.88%	Institutional	9/15/2022	LIBOR + 4.18%	n/a	9/15/2042
November 2012	$1,500	5.63%	Institutional	6/15/2023	LIBOR + 3.92%	n/a	6/15/2043
December 2012	$575	5.75%	Retail	12/4/2017	5.75%	n/a	12/15/2052
March 2013	$710	5.70%	Retail	3/15/2018	5.70%	n/a	3/15/2053
March 2013	$500	5.20%	Institutional	3/15/2024	LIBOR + 3.04%	n/a	3/15/2044
May 2015	$1,000	5.38%	Institutional	5/15/2025	LIBOR + 3.03%	n/a	3/15/2045
 __________

(1)	Represents the initial date on which the notes can be redeemed at par solely at the option of the Company, subject in the case of the 8.88% notes to compliance with a replacement capital covenant.

Prudential Financial has the right to defer interest payments on these notes for specified periods, typically 5-10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as, for the notes issued in 2012 and later, a future change in the regulatory capital treatment of the notes with respect to the Company. In connection with the issuance of the 8.88% notes, Prudential Financial entered into a replacement capital covenant for the benefit of the holders of its 5.90% senior notes due March 2036. Under this covenant, the Company agreed not to redeem or repurchase the 8.88% notes prior to June 2038 unless it has received proceeds from the issuance of specified replacement capital securities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2015, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of December 31, 2015.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was increased by $7 million, $22 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,328 million, $1,934 million and $1,419 million for the years ended December 31, 2015, 2014 and 2013, respectively. This includes interest expense of $11 million, $11 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively, reported in “Net investment income.”

15.	EQUITY

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU”. Through December 31, 2014, the Common Stock reflected the performance of the Company’s former Financial Services Businesses. As a result of the Class B Repurchase, beginning in 2015, the Common Stock reflects the consolidated performance of Prudential Financial.

Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock was a separate class of common stock not publicly- traded, which reflected the performance of the Company’s former Closed Block Business. As part of the Class B Repurchase, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock.

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2012	660.1	197.1	463.0
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.0	(10.0)
Stock-based compensation programs(1)	0.0	(8.1)	8.1
Balance, December 31, 2013	660.1	199.0	461.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.6	(11.6)
Stock-based compensation programs(1)	0.0	(5.3)	5.3
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	12.1	(12.1)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2015	660.1	213.0	447.1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

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

In June 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.0 billion of its outstanding Common Stock from July 1, 2015 through June 30, 2016. As of December 31, 2015, 6.1 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016.

The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Exchange Act of 1934. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Class B Stock

The Company had 2.0 million shares of Class B Stock issued and outstanding as of December 31, 2012 and 2013. On December 1, 2014, Prudential Financial entered into a Share Repurchase Agreement with the holders of the Class B Stock to repurchase all of the 2.0 million outstanding shares of Class B Stock for an aggregate cash purchase price of $650.8 million. As a result, all of the outstanding shares of Class B Stock were reclassified as “held in treasury” as of December 31, 2014, resulting in a reduction to “Total Prudential Financial, Inc. equity.” As discussed in Note 1, on January 2, 2015, the Company repurchased and canceled all of the shares of the Class B Stock, resulting in the elimination of the Class B Stock held in treasury, a $483.8 million decrease in “Retained earnings” and a $167.0 million decrease in “Additional paid-in capital.”

In accordance with the terms of the Share Repurchase Agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. As a result of this dispute, the final purchase price of the Class B Stock is expected to change, with a corresponding adjustment recorded within “Retained earnings.”

Preferred Stock

As of December 31, 2015, 2014 and 2013, the Company had no preferred stock outstanding.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Dividends

The declaration and payment of dividends on the Common Stock is limited by New Jersey corporate law, pursuant to which Prudential Financial is prohibited from paying a Common Stock dividend if, after giving effect to that dividend, either (a) the Company would be unable to pay its debts as they become due in the usual course of its business or (b) the Company’s total assets would be less than its liabilities. In addition, the terms of the Company’s outstanding junior subordinated debt include a “dividend stopper” provision that restricts the payment of dividends on the Common Stock if interest payments are not made on the junior subordinated debt. Further, as a Designated Financial Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), Prudential Financial is expected to be subject to stricter requirements and limitations regarding capital, leverage and liquidity. Prudential Financial’s compliance with these and other requirements under Dodd-Frank could limit its ability to pay Common Stock dividends in the future.

As of December 31, 2015, the Company’s U.S. GAAP retained earnings were $18,931 million. Other than the above limitations, this amount is free of restrictions for the payment of Common Stock dividends. However, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, repayments of operating loans from its subsidiaries and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2015, Prudential Financial had cash and short-term investments, excluding amounts held in an intercompany liquidity account, of $5,062 million.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed below.

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2015, Prudential Insurance’s unassigned surplus was $9,781 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $1,399 million. Prudential Insurance must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($11,543 million as of December 31, 2015) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31 ($2,555 million for the year ended December 31, 2015), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, Prudential Insurance is permitted to pay a dividend of $2,555 million in 2016 without prior approval of the NJDOBI. Of the $2,555 million, $605 million is permitted to be paid prior to May 2016 without prior approval of the NJDOBI. The remaining $1,950 million is permitted to be paid after May 2016, without prior approval of the NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey’s. Prudential Annuities Life Assurance Corporation (“PALAC”), an Arizona-domiciled insurer that is a subsidiary of Prudential Financial, is permitted to pay a dividend of $48 million after December 22, 2016 with prior notification to the Arizona Department of Insurance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of statutory paid-in capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the Japan Financial Services Agency (“FSA”). Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution. During 2015, Prudential Financial received a common stock dividend of ¥10.3 billion, or approximately $86 million, from Prudential of Japan, and a common stock dividend of ¥16.5 billion, or approximately $137 million, from Gibraltar Life and Other Japan operations. In addition to paying common stock dividends, Prudential of Japan and Gibraltar Life may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2016, at which time the common stock dividend amount permitted to be paid without prior approval from the FSA will be determinable.

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

Statutory Net Income, Capital and Surplus

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. . Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $5,253 million, $901 million and $1,358 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus of Prudential Insurance amounted to $11,543 million and $10,331 million at December 31, 2015 and 2014, respectively. Statutory net income (loss) of PALAC amounted to $340 million, $393 million and $406 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus of PALAC amounted to $482 million and $606 million at December 31, 2015 and 2014, respectively.

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as calculated in a manner prescribed by the NAIC, falls below the Company Action Level RBC, corrective action is required. As of December 31, 2015, Prudential Insurance and PALAC both had TAC levels in excess of 4.0 times the regulatory required minimums that would require corrective action.

The Company’s international insurance subsidiaries prepare financial statements in accordance with local regulatory requirements. These statutory accounting practices differ from U.S. GAAP primarily by charging policy acquisition costs to expense as incurred and establishing future policy benefit liabilities using different actuarial assumptions, as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2015, Prudential of Japan and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2015 and 2014, respectively, or for the years ended December 31, 2015, 2014 and 2013, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2012	$928	$11,402	$(2,116)	$10,214
Change in OCI before reclassifications	(1,465)	(1,239)	749	(1,955)
Amounts reclassified from AOCI	4	(289)	125	(160)
Income tax benefit (expense)	420	470	(308)	582
Balance, December 31, 2013	(113)	10,344	(1,550)	8,681
Change in OCI before reclassifications	(1,066)	15,490	(1,134)	13,290
Amounts reclassified from AOCI	(3)	(1,760)	91	(1,672)
Income tax benefit (expense)	207	(4,823)	367	(4,249)
Balance, December 31, 2014	(975)	19,251	(2,226)	16,050
Change in OCI before reclassifications	(245)	(3,161)	(457)	(3,863)
Amounts reclassified from AOCI	17	(2,325)	193	(2,115)
Income tax benefit (expense)	116	2,008	89	2,213
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
__________

(1)	Includes cash flow hedges of $1,165 million, $206 million and $(446) million as of December 31, 2015, 2014, and 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2015	2014	2013
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(8)	$3	$0	Realized investment gains (losses), net
Foreign currency translation adjustment	(9)	0	(4)	Other income
Total foreign currency translation adjustment	(17)	3	(4)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(7)	(60)	(24)	(3)
Cash flow hedges—Currency/Interest rate	247	114	(104)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	2,085	1,706	351
Net unrealized investment gains (losses)—all other	0	0	66
Total net unrealized investment gains (losses)	2,325	1,760	289	(4)
Amortization of defined benefit items:
Prior service cost	13	20	22	(5)
Actuarial gain (loss)	(206)	(111)	(147)	(5)
Total amortization of defined benefit items	(193)	(91)	(125)
Total reclassifications for the period	$2,115	$1,672	$160
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 21 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$(194)	$3	$3	$139	$18	$(31)
Net investment gains (losses) on investments arising during the period	242				(85)	157
Reclassification adjustment for (gains) losses included in net income	70				(25)	45
Reclassification adjustment for OTTI losses excluded from net income(1)	(8)				3	(5)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(8)			3	(5)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			1			1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(75)	26	(49)
Balance, December 31, 2013	110	(5)	4	64	(60)	113
Net investment gains (losses) on investments arising during the period	196				(69)	127
Reclassification adjustment for (gains) losses included in net income	47				(16)	31
Reclassification adjustment for OTTI losses excluded from net income(1)	(4)				1	(3)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(1)				(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(1)			(1)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(96)	34	(62)
Balance, December 31, 2014	349	(6)	3	(32)	(110)	204
Net investment gains (losses) on investments arising during the period	(3)				1	(2)
Reclassification adjustment for (gains) losses included in net income	(97)				35	(62)
Reclassification adjustment for OTTI losses excluded from net income(1)	(15)				5	(10)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		12			(4)	8
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			11		(4)	7
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1		1
Balance, December 31, 2015	$234	$6	$14	$(31)	$(77)	$146

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2012	$25,151	$(1,228)	$(1,144)	$(5,627)	$(5,719)	$11,433
Net investment gains (losses) on investments arising during the period	(4,306)				1,443	(2,863)
Reclassification adjustment for (gains) losses included in net income	(359)				126	(233)
Reclassification adjustment for OTTI losses excluded from net income(2)	8				(3)	5
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		509			(178)	331
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			465		(164)	301
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,933	(676)	1,257
Balance, December 31, 2013	20,494	(719)	(679)	(3,694)	(5,171)	10,231
Net investment gains (losses) on investments arising during the period	18,073				(6,337)	11,736
Reclassification adjustment for (gains) losses included in net income	(1,807)				632	(1,175)
Reclassification adjustment for OTTI losses excluded from net income(2)	4				(1)	3
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(736)			254	(482)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(603)		211	(392)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,342)	468	(874)
Balance, December 31, 2014	36,764	(1,455)	(1,282)	(5,036)	(9,944)	19,047
Net investment gains (losses) on investments arising during the period	(6,311)				2,268	(4,043)
Reclassification adjustment for (gains) losses included in net income	(2,228)				801	(1,427)
Reclassification adjustment for OTTI losses excluded from net income(2)	15				(5)	10
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		695			(240)	455
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			200		(67)	133
Impact of net unrealized investment (gains) losses on policyholders’ dividends				2,234	(782)	1,452
Balance, December 31, 2015	$28,240	$(760)	$(1,082)	$(2,802)	$(7,969)	$15,627
__________

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

16.	EARNINGS PER SHARE

From demutualization through December 31, 2014, the Company had two separate classes of common stock. The Common Stock reflected the performance of the Company’s former Financial Services Businesses and the Class B Stock reflected the performance of the Company’s former Closed Block Business. Earnings per share were calculated separately for each of these two classes of common stock and included a direct equity adjustment to modify the earnings available to each of the classes of common stock for the difference between the allocation of general and administrative expenses to each of the businesses and the cash flows between the businesses related to these expenses. Accordingly, earnings per share of Common Stock presented below for the years ended December 31, 2014 and 2013, reflect earnings attributable to the former Financial Services Businesses.

As discussed in Note 1, on January 2, 2015, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock. Accordingly, earnings per share of Common Stock presented below for the year ended December 31, 2015, reflect the consolidated earnings of Prudential Financial. In addition, the Class B Repurchase resulted in the elimination of the separation of the former Financial Services Businesses and Closed Block Business. As a result, there was no direct equity adjustment recorded for the year ended December 31, 2015.

Earnings per share of the Class B Stock for the years ended December 31, 2014 and 2013, is not presented herein as it is not meaningful due to the Class B Repurchase.

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the year ended December 31, 2015, is as follows:

	2015
	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$5,712
Less: Income (loss) attributable to noncontrolling interests	70
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	55
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$5,587	451.7	$12.37
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$55
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	54
Stock options		2.3
Deferred and long-term compensation programs		0.9
Exchangeable Surplus Notes	17	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$5,605	460.4	$12.17

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on earnings attributable to the former Financial Services Businesses for the years ended December 31, 2014 and 2013, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2014			2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,579			$(613)
Direct equity adjustment	(27)			2
Less: Income (loss) attributable to noncontrolling interests	57			107
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	14			8
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,481	458.5	$3.23	$(726)	463.1	$(1.57)
Effect of dilutive securities and compensation programs(1)
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$14			$8
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14			8
Stock options		3.0			0.0
Deferred and long-term compensation programs		0.8			0.0
Exchangeable Surplus Notes	17	5.4		0	0.0
Diluted earnings per share(1)
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,498	467.7	$3.20	$(726)	463.1	$(1.57)
__________

(1)
For the year ended December 31, 2013, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a loss from continuing operations is reported. As a result of the loss from continuing operations available to holders of Common Stock after direct equity adjustment for the year ended December 31, 2013, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. For 2013, undistributed earnings were not allocated to participating unvested share-based payment awards as these awards do not participate in losses. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2015 and 2014 were based on 4.4 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

	2015		2014		2013
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share

	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.4	$87.97	1.9	$90.30	6.6	$73.51
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0		12.2
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0		5.2
Total antidilutive stock options and shares	2.4		1.9		24.0

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

Omnibus Incentive Plan

The Prudential Financial, Inc. Omnibus Incentive Plan (as subsequently amended and restated, the “Omnibus Plan”) provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. As of December 31, 2015, 7,947,141 authorized shares remain available for grant under the Omnibus Plan.

Compensation Costs

Compensation cost for employee stock options is based on the fair values estimated on the grant date, using the approach and assumptions described below. Compensation cost for restricted stock units, performance shares and performance units granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

The fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2015	2014	2013
Expected volatility	34.67%	35.52%	36.44%
Expected dividend yield	3.00%	2.70%	3.00%
Expected term	5.57 years	5.63 years	5.52 years
Risk-free interest rate	1.61%	1.74%	1.01%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2015		2014		2013
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit

	(in millions)
Employee stock options	$21	$8	$25	$9	$43	$15
Employee restricted stock units	111	42	95	34	88	32
Employee performance shares and performance units	32	12	46	17	86	31
Total	$164	$62	$166	$60	$217	$78

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2015, 2014 and 2013 were de minimis.

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	12,231,497	$64.88
Granted	934,939	78.10
Exercised	(2,121,926)	62.95
Forfeited	(22,074)	68.94
Expired	(96,290)	87.33
Outstanding at December 31, 2015	10,926,146	$66.18
Vested and expected to vest at December 31, 2015	10,880,347	$66.13
Exercisable at December 31, 2015	8,547,934	$64.96

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 was $18.45, $21.65 and $13.72, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $49 million, $97 million, and $146 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable as of December 31, 2015 is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2015
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	4.72	$183
Vested and expected to vest	4.70	$183
Exercisable	3.91	$156

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of the Company’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse on the third anniversary of the date of grant. Performance shares and performance units are awards denominated in the Company’s Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in the Company’s Common Stock. Performance unit awards are payable in cash.

A summary of the Company’s restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2014(2)	4,202,891	$66.31	1,174,801	$90.46
Granted(2)	1,749,959	78.40	577,497	81.41
Forfeited	(99,701)	74.70	(4,434)	81.01
Performance adjustment(3)			171,070	78.21
Released	(1,498,863)	58.98	(528,437)	78.21
Restricted at December 31, 2015(2)	4,354,286	$73.50	1,390,497	$81.41
__________

(1)
Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of units granted for performance periods beginning prior to 2014 and between 0% and 125% thereafter, based upon a measure of the reported performance for the Company relative to stated goals.

(2)
For performance share and performance unit awards, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2015 and December 31, 2014 is the closing stock price of Prudential Financial’s common stock on those dates.

(3)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released for the years ended December 31, 2015, 2014 and 2013 was $162 million, $145 million and $106 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $78.40, $84.56 and $57.94, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2015, 2014 and 2013 was $81.41, $90.46 and $92.22, respectively.

The number of restricted stock units, performance shares and performance units expected to vest at December 31, 2015 is 5,655,584.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2015 was $5 million with a weighted average recognition period of 1.47 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2015 was $110 million with a weighted average recognition period of 1.71 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2015, 2014 and 2013 was $20 million, $35 million and $51 million, respectively.

The tax benefit realized upon vesting of restricted stock units, performance shares and performance units for the years ended December 31, 2015, 2014 and 2013 was $58 million, $51 million and $38 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December, 31, 2015, 2014 and 2013 was $21 million, $15 million and $10 million, respectively.

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

The Company’s evaluation resulted in an increase in its domestic obligations for pensions and postretirement of $458 million or 4.9% and $124 million or 6.3%, respectively. The offset to these benefit obligation increases was recorded in AOCI as of December 31, 2014. The mortality assumption update resulted in an increase in benefit cost in 2015 of $76 million and $15 million for the pension and postretirement plans, respectively. The 2015 cost increases included additional amortization of actuarial losses for pension and postretirement of $51 million and $9 million, respectively.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2015 and 2014 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014

	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(12,545)	$(10,886)	$(2,233)	$(2,102)
Service cost	(244)	(234)	(20)	(17)
Interest cost	(469)	(481)	(86)	(96)
Plan participants’ contributions	0	0	(29)	(29)
Medicare Part D subsidy receipts	0	0	(12)	(8)
Amendments	0	1	(2)	0
Actuarial gains (losses), net	335	(1,804)	43	(169)
Settlements	22	42	0	0
Special termination benefits	(4)	(4)	0	0
Benefits paid	632	620	176	184
Foreign currency changes and other	52	201	4	4
Benefit obligation at end of period	$(12,221)	$(12,545)	$(2,159)	$(2,233)
Change in plan assets
Fair value of plan assets at beginning of period	$13,028	$12,069	$1,717	$1,745
Actual return on plan assets	35	1,515	9	120
Employer contributions	162	165	5	7
Plan participants’ contributions	0	0	29	29
Disbursement for settlements	(22)	(42)	0	0
Benefits paid	(632)	(620)	(176)	(184)
Foreign currency changes and other	(30)	(59)	0	0
Fair value of plan assets at end of period	$12,541	$13,028	$1,584	$1,717
Funded status at end of period	$320	$483	$(575)	$(516)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,687	$2,828	$0	$0
Accrued benefit liability	(2,367)	(2,345)	(575)	(516)
Net amount recognized	$320	$483	$(575)	$(516)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$0
Prior service cost	(33)	(42)	(1)	(8)
Net actuarial loss	3,173	2,946	621	600
Net amount not recognized	$3,140	$2,904	$620	$592
Accumulated benefit obligation	$(11,607)	$(11,964)	$(2,159)	$(2,233)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,175 million and $1,168 million benefit obligation at December 31, 2015 and 2014, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment of $95 million to the trust in 2015 and 2014. As of December 31, 2015 and 2014, the assets in the trust had a carrying value of $722 million and $656 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($78 million and $83 million benefit obligation at December 31, 2015 and 2014, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2015 and 2014, the assets in the trust had a carrying value of $118 million and $123 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Pension benefits for foreign plans comprised 13% of the ending benefit obligation for both 2015 and 2014. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2015 and 2014. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2015	2014

	(in millions)
Projected benefit obligation	$2,403	$2,379
Fair value of plan assets	$36	$34

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2015	2014

	(in millions)
Accumulated benefit obligation	$2,154	$2,164
Fair value of plan assets	$5	$33

There were no purchases of annuity contracts in 2015 and 2014 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $20 million and $21 million as of December 31, 2015 and 2014, respectively.

Components of Net Periodic Benefit Cost

The Company uses market related value to determine components of net periodic (benefit) cost. Market related value recognizes certain changes in fair value of plan assets over a period of five years. Changes in the fair value of U.S Equities, International Equities, Real Estate and Other Assets are recognized over a five year period. However, the fair value for Fixed Maturity assets (including short-term investments) are recognized immediately for the purposes of market related value.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013

	(in millions)
Service cost	$244	$234	$252	$20	$17	$17
Interest cost	469	481	437	86	96	89
Expected return on plan assets	(775)	(712)	(769)	(115)	(116)	(87)
Amortization of transition obligation	0	0	0	0	0	0
Amortization of prior service cost	(8)	(10)	(10)	(5)	(10)	(12)
Amortization of actuarial (gain) loss, net	168	86	91	38	25	56
Settlements	5	10	0	0	0	0
Special termination benefits(1)	4	4	2	0	0	0
Net periodic (benefit) cost	$107	$93	$3	$24	$12	$63
__________

(1)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

Changes in Accumulated Other Comprehensive Income

The benefit obligation is based upon actuarial assumptions such as discount, termination, retirement, mortality and salary growth rates. Changes at year-end in these actuarial assumptions, along with experience changes based on updated participant census data are deferred in AOCI. Plan assets generate actuarial gains and losses when actual returns on plan assets differ from expected returns on plan assets, and these differences are also deferred in AOCI. The cumulative deferred gain (loss) within AOCI is amortized into earnings if it exceeds 10% of the greater of the benefit obligation or plan assets at the beginning of the year, and the amortization period is based upon the actuarially calculated expected future years of service for a given plan.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss

	(in millions)
Balance, December 31, 2012	$0	$(81)	$2,548	$0	$(30)	$893
Amortization for the period	0	10	(91)	0	12	(56)
Deferrals for the period	0	2	(341)	0	0	(377)
Impact of foreign currency changes and other	0	13	(51)	0	(1)	3
Balance, December 31, 2013	0	(56)	2,065	0	(19)	463
Amortization for the period	0	10	(86)	0	10	(25)
Deferrals for the period	0	(1)	1,001	0	0	165
Impact of foreign currency changes and other	0	5	(34)	0	1	(3)
Balance, December 31, 2014	0	(42)	2,946	0	(8)	600
Amortization for the period	0	8	(168)	0	5	(38)
Deferrals for the period	0	0	405	0	2	63
Impact of foreign currency changes and other	0	1	(10)	0	0	(4)
Balance, December 31, 2015	$0	$(33)	$3,173	$0	$(1)	$621

The amounts included in AOCI expected to be recognized as components of net periodic (benefit) cost in 2016 are as follows:

	Pension Benefits	Other Postretirement Benefits

	(in millions)
Amortization of prior service cost	$(6)	$(2)
Amortization of actuarial (gain) loss, net	180	41
Total	$174	$39

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted average assumptions
Discount rate (beginning of period)	4.10%	4.95%	4.05%	3.95%	4.75%	3.85%
Discount rate (end of period)	4.50%	4.10%	4.95%	4.35%	3.95%	4.75%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.25%	6.25%	6.25%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	5.00-6.66%	5.00-7.08%	5.00-7.50%
Health care cost trend rates (end of period)	N/A	N/A	N/A	5.00-7.00%	5.00-6.66%	5.00-7.08%
For 2015, 2014 and 2013, the ultimate health care cost trend rate after gradual decrease until: 2019, 2019, 2019, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2015, 2014 and 2013, the ultimate health care cost trend rate after gradual decrease until: 2021, 2019, 2019 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2015 and December 31, 2014 is based upon the value of a portfolio of Aa investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2015 portfolio is selected from a compilation of approximately 720 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2015 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2014. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2016. The expected rate of return for 2016 is 6.25% and 7.00% for pension and postretirement, respectively.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$7
Increase in postretirement benefit obligation	153

One percentage point decrease
Decrease in total service and interest costs	$5
Decrease in postretirement benefit obligation	120

Plan Assets

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and other investments. The cash requirements of the pension obligation, which include a traditional formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments, are designed to be met by the bonds and short-term investments in the portfolio. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, and other investments, while meeting the cash requirements for the postretirement obligation that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. The postretirement plan risk management practices include guidelines for asset concentration, credit rating, liquidity and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2015 are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	15%	25%	58%
International Equities	2%	16%	2%	22%
Fixed Maturities	50%	69%	3%	52%
Short-term Investments	0%	15%	0%	44%
Real Estate	2%	15%	0%	0%
Other	0%	16%	0%	0%

To implement the investment strategy, plan assets are invested in funds that primarily invest in securities that correspond to one of the asset categories under the investment guidelines. However, at any point in time, some of the assets in a fund may be of a different nature than the specified asset category.

Assets held with Prudential Insurance are in either pooled separate accounts or single client separate accounts. Pooled separate accounts hold assets for multiple investors. Each investor owns a “unit of account.” Single client separate accounts hold assets for only one investor, the domestic qualified pension plan, and each security in the fund is treated as individually owned. Assets held with a bank are either in common/collective trusts or single client trusts. Common or collective trusts hold assets for more than one investor. Each investor owns a “unit of account.” Single client trusts hold assets for only one investor, the domestic qualified pension plan, and each security in the fund is treated as individually owned.

There were no investments in Prudential Financial Common Stock as of December 31, 2015 and December 31, 2014 for either the pension or postretirement plans.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$636	$0	$636
Common/collective trusts(1)	0	85	0	85
Subtotal				721
International Equities:
Pooled separate accounts(2)	0	321	0	321
Common/collective trusts(3)	0	229	0	229
United Kingdom insurance pooled funds(4)	0	50	0	50
Subtotal				600
Fixed Maturities:
Pooled separate accounts(5)	0	1,183	35	1,218
Common/collective trusts(6)	0	347	0	347
U.S. government securities (federal):
Mortgage-backed	0	1	0	1
Other U.S. government securities	0	661	0	661
U.S. government securities (state & other)	0	582	0	582
Non-U.S. government securities	0	14	0	14
United Kingdom insurance pooled funds(7)	0	293	0	293
Corporate Debt:
Corporate bonds(8)	0	4,417	0	4,417
Asset-backed	0	8	0	8
Collateralized Mortgage Obligations(9)	0	109	0	109
Interest rate swaps (Notional amount: $2,073)	0	(5)	0	(5)
Guaranteed investment contract	0	31	0	31
Other(10)	685	2	93	780
Unrealized gain (loss) on investment of securities lending collateral(11)	0	0	0	0
Subtotal				8,456
Short-term Investments:
Pooled separate accounts	0	39	0	39
United Kingdom insurance pooled funds	0	0	0	0
Subtotal				39
Real Estate:
Pooled separate accounts(12)	0	0	607	607
Partnerships	0	0	347	347
Subtotal				954
Other:
Partnerships	0	0	481	481
Hedge funds	0	0	1,290	1,290
Subtotal				1,771
Total	$685	$9,003	$2,853	$12,541

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$881	$0	$881
Common/collective trusts(1)	0	87	0	87
Subtotal				968
International Equities:
Pooled separate accounts(2)	0	323	0	323
Common/collective trusts(3)	0	202	0	202
United Kingdom insurance pooled funds(4)	0	45	0	45
Subtotal				570
Fixed Maturities:
Pooled separate accounts(5)	0	1,162	35	1,197
Common/collective trusts(6)	0	490	0	490
U.S. government securities (federal):
Mortgage-backed	0	1	0	1
Other U.S. government securities	0	852	0	852
U.S. government securities (state & other)	0	694	0	694
Non-U.S. government securities	0	16	0	16
United Kingdom insurance pooled funds(7)	0	320	0	320
Corporate Debt:
Corporate bonds(8)	0	4,550	14	4,564
Asset-backed	0	25	0	25
Collateralized Mortgage Obligations(9)	0	112	0	112
Interest rate swaps (Notional amount: $1,536)	0	(1)	0	(1)
Guaranteed investment contract	0	28	0	28
Other(10)	712	4	73	789
Unrealized gain (loss) on investment of securities lending collateral(13)	0	(37)	0	(37)
Subtotal				9,050
Short-term Investments:
Pooled separate accounts	0	39	0	39
United Kingdom insurance pooled funds	0	1	0	1
Subtotal				40
Real Estate:
Pooled separate accounts(12)	0	0	465	465
Partnerships	0	0	336	336
Subtotal				801
Other:
Partnerships	0	0	455	455
Hedge funds	0	0	1,144	1,144
Subtotal				1,599
Total	$712	$9,794	$2,522	$13,028
__________

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.

(2)	This category invests in a large cap international equity funds whose objective is to track an index.

(3)
This category invests in international equity funds, primarily large cap, whose objective is to outperform various indexes. This category also includes a global equity fund, primarily focused on new market leaders with sustainable competitive advantage.

(4)	This category invests in an international equity fund whose objective is to track an index.

(5)	This category invests in bond funds, primarily highly rated private placement securities.

(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.

(7)	This category invests in bond funds, primarily highly rated corporate securities.

(8)	This category invests in highly rated corporate securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

(9)	This category invests in highly rated Collateralized Mortgage Obligations.

(10)	Primarily cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

(11)
The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $163 million and the liability for securities lending collateral is $163 million.

(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.

(13)
The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $717 million and the liability for securities lending collateral is $754 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2015
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$35	$14	$73	$465
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	81
Relating to assets sold during the period	0	0	0	2
Purchases, sales and settlements	0	0	20	59
Transfers in and/or out of Level 3(1)	0	(14)	0	0
Fair Value, end of period	$35	$0	$93	$607

	Year Ended December 31, 2015
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund

	(in millions)
Fair Value, beginning of period	$336	$455	$1,144
Actual Return on Assets:
Relating to assets still held at the reporting date	32	34	(8)
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	(21)	(8)	154
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$347	$481	$1,290
__________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

	Year Ended December 31, 2014
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$32	$16	$66	$356
Actual Return on Assets:
Relating to assets still held at the reporting date	3	0	0	49
Relating to assets sold during the period	0	0	0	5
Purchases, sales and settlements	0	(2)	7	55
Transfers in and/or out of Level 3	0	0	0	0
Fair Value, end of period	$35	$14	$73	$465

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Real Estate– Partnerships	Other– Partnerships	Other–Hedge Fund

	(in millions)
Fair Value, beginning of period	$320	$374	$1,095
Actual Return on Assets:
Relating to assets still held at the reporting date	6	53	49
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	10	28	0
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$336	$455	$1,144

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$592	$0	$592
Common trusts(2)	0	169	0	169
Equities	0	0	0	0
Subtotal				761
International Equities:
Variable Life Insurance Policies(3)	0	89	0	89
Common trusts(4)	0	97	0	97
Subtotal				186
Fixed Maturities:
Variable Life Insurance Policies(5)	0	59	0	59
Common trusts(5)	0	67	0	67
U.S. government securities (federal):
Mortgage-Backed	0	4	0	4
Other U.S. government securities	0	80	0	80
U.S. government securities (state & other)	0	0	0	0
Non-U.S. government securities	0	5	0	5
Corporate Debt:
Corporate bonds(6)	0	204	0	204
Asset-Backed	0	53	0	53
Collateralized Mortgage Obligations(7)	0	30	0	30
Interest rate swaps (Notional amount: $380)	0	0	0	0
Other(8)	6	0	3	9
Unrealized gain (loss) on investment of securities lending collateral(9)	0	0	0	0
Subtotal				511
Short-term Investments:
Variable Life Insurance Policies	0	0	0	0
Registered investment companies	126	0	0	126
Subtotal				126
Total	$132	$1,449	$3	$1,584

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$698	$0	$698
Common trusts(2)	0	155	0	155
Equities	124	0	0	124
Subtotal				977
International Equities:
Variable Life Insurance Policies(3)	0	61	0	61
Common trusts(4)	0	22	0	22
Subtotal				83
Fixed Maturities:
Common trusts(5)	0	31	0	31
U.S. government securities (federal):
Mortgage-Backed	0	5	0	5
Other U.S. government securities	0	116	0	116
U.S. government securities (state & other)	0	3	0	3
Non-U.S. government securities	0	7	0	7
Corporate Debt:
Corporate bonds(6)	0	254	1	255
Asset-Backed	0	76	1	77
Collateralized Mortgage Obligations(7)	0	39	0	39
Interest rate swaps (Notional amount: $1,024)	0	(8)	0	(8)
Other(8)	57	0	(5)	52
Unrealized gain (loss) on investment of securities lending collateral(10)	0	0	0	0
Subtotal				577
Short-term Investments:
Variable Life Insurance Policies	0	0	0	0
Registered investment companies	80	0	0	80
Subtotal				80
Total	$261	$1,459	$(3)	$1,717
__________

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.

(2)	This category invests in U.S. equity funds, primarily large cap equities.

(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.

(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.

(5)	This category invests in U.S. government and corporate bond funds.

(6)	This category invests in highly rated corporate bonds.

(7)	This category invests in highly rated Collateralized Mortgage Obligations.

(8)	Cash and cash equivalents, short-term investments, payables and receivables and open future contract positions (including fixed income collateral).

(9)
In 2015, the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $2 million and the liability for securities lending collateral is $2 million.

(10)
In 2014, the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $10 million and the liability for securities lending collateral is $10 million.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2015
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset- Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$1	$(5)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	0	8
Transfers in and/or out of Level 3(1)	(1)	(1)	0
Fair Value, end of period	$0	$0	$3
__________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

	Year Ended December 31, 2014
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset- Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$5	$(6)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	1	1
Transfers in and/or out of Level 3(1)	0	(5)	0
Fair Value, end of period	$1	$1	$(5)
 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2015	2014	2015	2014
Asset Category
U.S. Equities	6%	7%	48%	57%
International Equities	5	5	12	5
Fixed Maturities	67	69	32	34
Short-term Investments	0	0	8	4
Real Estate	8	6	0	0
Other	14	13	0	0
Total	100%	100%	100%	100%

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts

	(in millions)
2016	$678	$172	$12
2017	696	176	12
2018	722	178	13
2019	746	179	14
2020	772	180	14
2021-2025	4,205	876	75
Total	$7,819	$1,761	$140

The Company anticipates that it will make cash contributions in 2016 of approximately $140 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2015 and 2014 was $48 million and $55 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $64 million, $60 million and $57 million for the years ended December 31, 2015, 2014 and 2013, respectively.

19.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2015	2014	2013

	(in millions)
Current tax expense (benefit)
U.S.	$738	$(80)	$(292)
State and local	3	(7)	16
Foreign	622	463	310
Total	1,363	376	34
Deferred tax expense (benefit)
U.S.	585	880	44
State and local	4	12	0
Foreign	120	(919)	(1,136)
Total	709	(27)	(1,092)
Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	2,072	349	(1,058)
Income tax expense on equity in earnings of operating joint ventures	(1)	(2)	19
Income tax expense on discontinued operations	0	6	3
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	(2,213)	4,249	(582)
Stock-based compensation programs	(22)	(29)	(32)
Total income taxes	$(164)	$4,573	$(1,650)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In July 2014, the IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company will apply this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2009. As a result of applying such accounting method in 2014, the Company’s U.S. current tax benefit includes an additional tax benefit of $475 million and a corresponding reduction of deferred tax assets.

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2015	2014	2013

	(in millions)
Expected federal income tax expense (benefit)	$2,719	$616	$(589)
Non-taxable investment income	(341)	(381)	(319)
Foreign taxes at other than U.S. rate	(51)	146	(38)
Low-income housing and other tax credits	(116)	(127)	(105)
Reversal of acquisition opening balance sheet deferred tax items	0	53	55
Change in repatriation assertion	(3)	32	0
Minority interest	(24)	(19)	(37)
Medicare Part D	(10)	3	(43)
Change in tax law: active financing exception	(108)	0	(2)
Other	6	26	20
Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$2,072	$349	$(1,058)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above, and as a result, is a major reason for the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2014 and current year results, and was adjusted to take into account current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and making Revenue Ruling 2007-61 obsolete. These activities had no impact on the Company’s 2013, 2014 or 2015 results. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

In December 2015, Congress enacted legislation renewing the Active Financing Exception (“AFE”), retroactive for tax years beginning on or after January 1, 2015 and made the provision a permanent part of the U.S. tax code. Under the AFE, subject to certain tests, foreign business income derived in the active conduct of an insurance business is not subject to U.S. tax until distributed to the U.S. As a result of the change in tax law, the Company recognized a $108 million tax benefit in “Income from continuing operations before equity in earnings of operating joint ventures”. This amount relates to the reversal of $108 million of tax expense associated with Prudential of Korea’s and Prudential of Taiwan’s unrealized investment gains originally included in AOCI. This provision will lower the Company’s future U.S. tax liability on undistributed foreign earnings and increase after-tax results.

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

Total income tax expense includes additional income tax expense related to the realization of local deferred tax assets recorded in the Company’s Consolidated Statements of Financial Position as of the acquisition date for Prudential Gibraltar Financial Life Insurance Company, Ltd. (“Prudential Gibraltar”) and AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”). As of December 31, 2014, the entire amount of additional U.S. GAAP tax expense of $734 million related to the utilization of opening balance sheet local deferred tax assets has been recognized in the Consolidated Statements of Operations.

During the first quarter of 2013, the Company changed its repatriation assertion for Gibraltar Life and Prudential Gibraltar. As a result, the Company recorded an additional U.S. tax expense of $108 million in the first quarter of 2013. Future losses in pre-tax income of Gibraltar Life may reduce the amount of additional tax expense recognized in the Consolidated Statements of Operations and increase the amount of additional tax expense recognized in Other Comprehensive Income.

Deferred tax assets and liabilities at December 31 resulted from the items listed in the following table:

	2015	2014

	(in millions)
Deferred tax assets(1)
Insurance reserves	$2,878	$3,930
Policyholders’ dividends	1,815	2,552
Net operating and capital loss carryforwards	181	256
Employee benefits	628	825
Investments	530	260
Other	0	285
Deferred tax assets before valuation allowance	6,032	8,108
Valuation allowance	(133)	(277)
Deferred tax assets after valuation allowance	5,899	7,831
Deferred tax liabilities(2)
Net unrealized investment gains	9,167	12,713
Deferred policy acquisition costs	4,179	4,049
Investments	0	0
Unremitted foreign earnings	290	512
Value of business acquired	903	924
Other	291	0
Deferred tax liabilities	14,830	18,198
Net deferred tax liability	$(8,931)	$(10,367)
__________

(1)
Amounts for Insurance reserves, Investments, Deferred tax assets before valuation allowance and Deferred tax assets after valuation allowance have been revised to correct previously reported amounts of $4,361 million, $0 million, $8,279 million and $8,002 million, respectively.

(2)	Amounts for Investments and Deferred tax liabilities have been revised to correct previously reported amounts of $171 million and $18,369 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

A valuation allowance has been recorded against deferred tax assets related to state and local taxes and foreign operations. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable and the amount of deferred tax asset actually realized during the year. The valuation allowance includes amounts recorded in connection with deferred tax assets as of December 31 as follows:

	2015	2014

	(in millions)
Valuation allowance related to state and local deferred tax assets	$98	$252
Valuation allowance related to foreign operations deferred tax assets	$35	$25

The following table sets forth the federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of December 31:

	2015	2014

	(in millions)
Federal net operating and capital loss carryforwards	$0	$0
State net operating and capital loss carryforwards(1)	$3,687	$5,895
Foreign operating loss carryforwards(2)	$65	$53
General business credits	$0	$136
Alternative minimum tax credits(3)	$85	$248
__________

(1)	Expires between 2016 and 2034.

(2)	$34 million expires between 2016 and 2025 and $31 million has an unlimited carryforward.

(3)	Alternative minimum tax credits do not expire.

The following table sets forth the Company’s foreign operations and unremitted earnings for which the Company provides U.S. income taxes as of December 31, 2015:

Foreign Operation	Unremitted earnings for which the Company provides U.S. income taxes
Japanese insurance operations	- Pre-2014 U.S. GAAP earnings
- Post-2013 realized and unrealized capital gains

- An additional amount from Gibraltar Life and Prudential Gibraltar, not to exceed the deferred tax asset recorded in the Statements of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses

Korean insurance operations	Portion of post 2011 U.S. GAAP earnings
Certain operations in India, Germany, Taiwan, Brazil, and non-insurance operations in Japan	U.S. GAAP earnings

Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be indefinitely reinvested.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

During the first quarter of 2013, we determined that in addition to U.S. GAAP earnings, we would repatriate an additional amount from Gibraltar Life and Prudential Gibraltar, but that such additional amount would not exceed the deferred tax assets recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. Consequently we recognized an additional U.S. tax expense of $108 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2013. During the fourth quarter of 2014, we determined that the current year operating earnings and AOCI, except realized and unrealized capital gains (losses), of our Japanese insurance operations will be treated as indefinitely reinvested. Consequently, we recognized a U.S. tax expense of $32 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2014. During the third quarter of 2015, the Company determined that the earnings from its Brazilian insurance operations would be repatriated to the U.S. Accordingly, earnings from those Brazilian insurance operations were not considered indefinitely reinvested, and the Company recognized an income tax benefit of $3 million in “Income from continuing operations before equity in earnings of operating joint ventures”.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2015	2014	2013

	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment)	$3,215	$2,396	$1,973

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income from domestic operations of $4,235 million, $3,487 million and $1,274 million, and income (loss) from foreign operations of $3,534 million, $(1,728) million and $(2,958) million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2015	2014	2013

	(in millions)
Balance at January 1,	$6	$11	$19
Increases in unrecognized tax benefits—prior years	0	0	0
(Decreases) in unrecognized tax benefits—prior years	0	0	(7)
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	0	(5)	(1)
Balance at December 31,	$6	$6	$11
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$6	$6	$11

The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015	2014	2013

	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$0	$2	$1

	2015	2014

	(in millions)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$4	$4

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2015:

Major Tax Jurisdiction	Open Tax Years
United States	2007-2015
Japan	Fiscal years ended March 31, 2011-2015
Korea	Fiscal years ended March 31, 2011-2013, the periods ended December 31, 2014 and 2015

For tax years 2007 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed.

Certain of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2013, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of the Company’s affiliates in Japan for their tax years ended March 31, 2009 to March 31, 2012. During 2015, the Tokyo Regional Taxation Bureau notified the Company that it will conduct a routine tax audit of the Company’s affiliates in Japan. These activities had no material impact on the Company’s 2013, 2014 or 2015 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2014, the Korean National Tax Service concluded a routine tax audit of the tax returns of Prudential of Korea for the tax years ended March 31, 2010 to March 31, 2012. These activities had no material impact on the Company’s 2013, 2014 or 2015 results.

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that trade on an active exchange market.

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a NAV), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain OTC derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Level 3—Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner and embedded derivatives resulting from certain products with guaranteed benefits.

Assets and Liabilities by Hierarchy Level––The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,517	$0	$	$18,517
Obligations of U.S. states and their political subdivisions	0	8,789	6		8,795
Foreign government bonds	0	83,590	123		83,713
U.S. corporate public securities	0	75,163	205		75,368
U.S. corporate private securities	0	29,750	694		30,444
Foreign corporate public securities	0	28,510	44		28,554
Foreign corporate private securities	0	18,859	279		19,138
Asset-backed securities(7)	0	6,178	4,048		10,226
Commercial mortgage-backed securities	0	10,424	38		10,462
Residential mortgage-backed securities	0	4,923	183		5,106
Subtotal	0	284,703	5,620		290,323
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0		288
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	697	34		731
Corporate securities	0	23,125	203		23,328
Asset-backed securities(7)	0	749	596		1,345
Commercial mortgage-backed securities	0	1,870	3		1,873
Residential mortgage-backed securities	0	1,509	4		1,513
Equity securities	1,542	221	589		2,352
All other(3)	630	14,173	5	(11,447)	3,361
Subtotal	2,172	42,821	1,434	(11,447)	34,980
Equity securities, available-for-sale	6,011	2,997	266		9,274
Commercial mortgage and other loans	0	274	0		274
Other long-term investments	13	212	1,380	(10)	1,595
Short-term investments	6,776	711	0		7,487
Cash equivalents	4,834	9,374	0		14,208
Other assets	0	9	7		16
Subtotal excluding separate account assets	19,806	341,101	8,707	(11,457)	358,157
Separate account assets(4)	43,076	214,838	27,656		285,570
Total assets	$62,882	$555,939	$36,363	$(11,457)	$643,727
Future policy benefits(5)	$0	$0	$8,434	$	$8,434
Other liabilities	1	5,306	2	(5,276)	33
Notes issued by consolidated VIEs	0	0	8,597		8,597
Total liabilities	$1	$5,306	$17,033	$(5,276)	$17,064

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014(6)
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,123	$0	$	$20,123
Obligations of U.S. states and their political subdivisions	0	6,525	6		6,531
Foreign government bonds	0	80,939	2		80,941
U.S. corporate public securities	0	79,709	357		80,066
U.S. corporate private securities	0	30,238	523		30,761
Foreign corporate public securities	0	30,816	252		31,068
Foreign corporate private securities	0	18,310	171		18,481
Asset-backed securities(7)	0	7,126	4,059		11,185
Commercial mortgage-backed securities	0	13,834	43		13,877
Residential mortgage-backed securities	0	5,804	253		6,057
Subtotal	0	293,424	5,666		299,090
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	399	0		399
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	696	21		717
Corporate securities	0	20,146	124		20,270
Asset-backed securities(7)	0	850	393		1,243
Commercial mortgage-backed securities	0	2,556	5		2,561
Residential mortgage-backed securities	0	1,767	7		1,774
Equity securities	1,396	232	663		2,291
All other(3)	194	13,803	7	(12,321)	1,683
Subtotal	1,590	40,648	1,220	(12,321)	31,137
Equity securities, available-for-sale	6,688	2,898	275		9,861
Commercial mortgage and other loans	0	380	0		380
Other long-term investments	12	224	1,547	(11)	1,772
Short-term investments	5,263	2,472	0		7,735
Cash equivalents	2,657	9,188	0		11,845
Other assets	4	109	2		115
Subtotal excluding separate account assets	16,214	349,343	8,710	(12,332)	361,935
Separate account assets(4)	48,063	223,710	24,662		296,435
Total assets	$64,277	$573,053	$33,372	$(12,332)	$658,370
Future policy benefits(5)	$0	$0	$8,182	$	$8,182
Other liabilities	1	6,883	5	(6,661)	228
Notes issued by consolidated VIEs	0	0	6,033		6,033
Total liabilities	$1	$6,883	$14,220	$(6,661)	$14,443
__________

(1)
“Netting” amounts represent cash collateral of $6,181 million and $5,671 million as of December 31, 2015 and 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”

(3)	Level 1 represents cash equivalents and short-term investments. All other amounts primarily represent derivative assets.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.

(5)
For the year ended December 31, 2015, the net embedded derivative liability position of $8.4 billion includes $0.7 billion of embedded derivatives in an asset position and $9.1 billion of embedded derivatives in a liability position. For the year ended December 31, 2014, the net embedded derivative liability position of $8.2 billion includes $0.6 billion of embedded derivatives in an asset position and $8.8 billion of embedded derivatives in a liability position.

(6)	Prior period amounts are presented on a basis consistent with the current period presentation.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities—The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third-party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2015 and 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly-traded or privately-traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

Trading Account Assets—Trading account assets consist primarily of fixed maturity securities, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, perpetual preferred stock, privately-traded securities, as well as mutual fund shares. The fair values of most publicly-traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Commercial Mortgage and Other Loans—The fair value of loans held and accounted for using the fair value option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a predetermined price, which is considered the principal exit market for these loans. The Company has evaluated the valuation inputs used for these assets, including the existence of predetermined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deemed that the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. The fair value is determined by reference to the underlying direct investments, with publicly-traded equity securities based on quoted prices in active markets reflected in Level 1, and public fixed maturities and mutual funds priced via quotes from pricing services or observable data reflected in Level 2. The fair value of investments in funds that are subject to significant liquidity restrictions are reflected in Level 3.

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

Other Assets—Other assets reflected in Level 3 include reinsurance recoverables which are carried at fair value and consist of the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. The methods and assumptions used to estimate the fair value are consistent with those described in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and “to be announced” (“TBA”) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Transfers between Levels 1 and 2—Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the year ended December 31, 2015, $0.2 billion were transferred from Level 1 to Level 2 and $0.2 billion were transferred from Level 2 to Level 1. During the year ended December 31, 2014, $2.1 billion were transferred from Level 1 to Level 2 and $0.1 billion were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2015
	Internal(1)	External(2)	Total

	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	157	157
Corporate securities(3)	1,085	340	1,425
Asset-backed securities(4)	149	4,495	4,644
Commercial mortgage-backed securities	5	36	41
Residential mortgage-backed securities	37	150	187
Equity securities	63	792	855
Other long-term investments	33	1,347	1,380
Other assets	12	0	12
Subtotal excluding separate account assets(3)	1,390	7,317	8,707
Separate account assets	26,326	1,330	27,656
Total assets	$27,716	$8,647	$36,363
Future policy benefits	$8,434	$0	$8,434
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	8,597	8,597
Total liabilities	$8,436	$8,597	$17,033

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Internal(1)	External(2)	Total

	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	23	23
Corporate securities(3)	752	675	1,427
Asset-backed securities(4)	150	4,302	4,452
Commercial mortgage-backed securities	10	38	48
Residential mortgage-backed securities	57	203	260
Equity securities	140	798	938
Other long-term investments	1	1,546	1,547
Other assets	9	0	9
Subtotal excluding separate account assets(3)	1,125	7,585	8,710
Separate account assets	23,632	1,030	24,662
Total assets	$24,757	$8,615	$33,372
Future policy benefits	$8,182	$0	$8,182
Other liabilities	2	3	5
Notes issued by consolidated VIEs	0	6,033	6,033
Total liabilities	$8,184	$6,036	$14,220
__________

(1)
Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$1,085	Discounted cash flow	Discount rate	0.93%	—	25%	7.66%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	—	5.0X	3.7X	Increase
		Liquidation	Liquidation value	15.79%	—	29.33%	17.77%	Increase
Liabilities:
Future policy benefits(3)	$8,434	Discounted cash flow	Lapse rate(4)	0%	—	14%		Decrease
			NPR spread(5)	0.06%	—	1.76%		Decrease
			Utilization rate(6)	56%	—	96%		Increase
			Withdrawal rate(7)	74%	—	100%		Increase
			Mortality rate(8)	0%	—	14%		Decrease
			Equity volatility curve	17%	—	28%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$752	Discounted cash flow	Discount rate	0.84%	—	15%	7.73%	Decrease
		Market comparables	EBITDA multiples(2)	6.1X	—	7.0X	6.1X	Increase
		Liquidation	Liquidation value	22.12%	—	100.0%	82.92%	Increase
Liabilities:
Future policy benefits(3)	$8,182	Discounted cash flow	Lapse rate(4)	0%	—	14%		Decrease
			NPR spread(5)	0%	—	1.30%		Decrease
			Utilization rate(6)	63%	—	96%		Increase
			Withdrawal rate(7)	74%	—	100%		Increase
			Mortality rate(8)	0%	—	14%		Decrease
			Equity volatility curve	17%	—	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(9)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Consolidated Statements of Operations. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets—Separate account assets include $25,302 million and $22,641 million of investments in real estate as of December 31, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. The debt associated with real estate, other invested assets and the Company’s equity position in entities are externally valued. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments and their corresponding debt are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.25% to 10.00% (5.76% weighted average) as of December 31, 2015, and 4.50% to 9.75% (6.05% weighted average) as of December 31, 2014, and discount rates, which ranged from 5.75% to 14.00% (6.97% weighted average) as of December 31, 2015, and 6.00% to 15.00% (7.36% weighted average) as of December 31, 2014. Key unobservable inputs to real estate debt valuation include yield to maturity, which ranged from 0.75% to 5.59% (3.24% weighted average) as of December 31, 2015, and 0.77% to 6.76% (4.02% weighted average) as of December 31, 2014, and market spread over base rate, which ranged from 1.27% to 4.20% (2.12% weighted average) as of December 31, 2015, and 1.50% to 4.76% (2.67% weighted average) as of December 31, 2014.

Commercial Mortgage Loans—Separate account assets include $960 million and $943 million of commercial mortgage loans as of December 31, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.49% to 4.81% (1.79% weighted average) as of December 31, 2015, and 1.17% to 8.39% (1.44% weighted average) as of December 31, 2014. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

	Year Ended December 31, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities

	(in millions)
Fair Value, beginning of period	$6	$2	$357	$523	$252	$171
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(14)	0	(81)
Included in other comprehensive income (loss)	0	(3)	1	(27)	6	27
Net investment income	0	0	1	12	0	(27)
Purchases	15	20	33	182	33	108
Sales	(1)	0	(1)	(43)	(51)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(26)	(110)	(32)	(59)
Foreign currency translation	0	(4)	(3)	0	(5)	0
Other(1)	0	0	0	(3)	0	0
Transfers into Level 3(2)	0	129	23	209	0	140
Transfers out of Level 3(2)	(14)	(21)	(180)	(35)	(159)	0
Fair Value, end of period	$6	$123	$205	$694	$44	$279
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(19)	$0	$(68)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed

	(in millions)
Fair Value, beginning of period	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	40	1	0
Included in other comprehensive income (loss)	(37)	(1)	(2)
Net investment income	21	0	(1)
Purchases	1,234	44	0
Sales	(563)	0	(7)
Issuances	(4)	0	0
Settlements	(308)	(6)	(52)
Foreign currency translation	(13)	0	(8)
Other(1)	3	0	0
Transfers into Level 3(2)	2,555	2	0
Transfers out of Level 3(2)	(2,939)	(45)	0
Fair Value, end of period	$4,048	$38	$183
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity

	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(28)	(7)	0	0	(15)	(1)
Net investment income	0	1	1	0	0	0	0
Purchases	16	124	325	27	0	28	0
Sales	0	(15)	(16)	(3)	0	(26)	(1)
Issuances	0	0	0	0	0	0	0
Settlements	(3)	(39)	(11)	(2)	(2)	(40)	0
Foreign currency translation	0	0	0	0	0	(13)	0
Other(1)	0	0	0	0	0	(8)	0
Transfers into Level 3(2)	0	77	272	1	0	0	0
Transfers out of Level 3(2)	0	(41)	(361)	(25)	(1)	0	0
Fair Value, end of period	$34	$203	$596	$3	$4	$589	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$9	$(7)	$0	$0	$6	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets

	(in millions)
Fair Value, beginning of period	$275	$1,547	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	15	23	0
Other income	0	58	0
Included in other comprehensive income (loss)	1	0	0
Net investment income	0	0	0
Purchases	31	481	0
Sales	(48)	(30)	0
Issuances	0	0	5
Settlements	(3)	(213)	0
Foreign currency translation	(7)	(52)	0
Other(1)	0	(433)	0
Transfers into Level 3(2)	2	0	0
Transfers out of Level 3(2)	0	(1)	0
Fair Value, end of period	$266	$1,380	$7
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(3)	$19	$2
Other income	$0	$60	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs

	(in millions)
Fair Value, beginning of period	$24,662	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	15	717	1	287
Other income	0	0	0	146
Interest credited to policyholders’ account balances	3,359	0	0	0
Net investment income	24	0	0	0
Purchases	3,495	0	0	0
Sales	(1,114)	0	0	0
Issuances	0	(969)	0	(2,997)
Settlements	(1,839)	0	2	0
Foreign currency translation	(5)	0	0	0
Other(1)	(472)	0	0	0
Transfers into Level 3(2)	51	0	0	0
Transfers out of Level 3(2)	(520)	0	0	0
Fair Value, end of period	$27,656	$(8,434)	$(2)	$(8,597)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$485	$1	$287
Other income	$0	$0	$0	$146
Interest credited to policyholders’ account balances	$1,970	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014(5)
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities

	(in millions)
Fair Value, beginning of period	$0	$0	$1	$270	$343	$487	$229
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	9	(8)	19
Included in other comprehensive income (loss)	0	0	0	11	2	52	(20)
Net investment income	0	0	0	(1)	8	1	(18)
Purchases	0	2	2	232	192	13	388
Sales	0	(1)	0	(34)	(22)	(217)	(363)
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(105)	(231)	(13)	(64)
Foreign currency translation	0	0	0	(13)	0	(53)	0
Other(1)	0	0	0	0	2	2	0
Transfers into Level 3(2)	0	5	0	61	257	1	0
Transfers out of Level 3(2)	0	0	(1)	(64)	(37)	(13)	0
Fair Value, end of period	$0	$6	$2	$357	$523	$252	$171
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(20)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Fixed Maturities Available-For-Sale
	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed

	(in millions)
Fair Value, beginning of period	$3,112	$165	$338
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	17	4	0
Included in other comprehensive income (loss)	24	(1)	0
Net investment income	17	0	0
Purchases	2,743	869	0
Sales	(346)	(11)	0
Issuances	0	0	0
Settlements	(1,046)	(5)	(12)
Foreign currency translation	(60)	(1)	(18)
Other(1)	53	0	(55)
Transfers into Level 3(2)	1,164	0	0
Transfers out of Level 3(2)	(1,619)	(977)	0
Fair Value, end of period	$4,059	$43	$253
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity

	(in millions)
Fair Value, beginning of period	$0	$115	$395	$1	$9	$842	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	1	0
Other income	0	(7)	0	0	0	13	1
Net investment income	0	0	1	0	0	0	0
Purchases	21	181	119	87	0	29	0
Sales	0	(160)	(21)	0	0	(64)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(10)	(29)	0	(1)	(84)	0
Foreign currency translation	0	0	(2)	0	0	(74)	0
Other(1)	0	0	2	(1)	(1)	0	0
Transfers into Level 3(2)	0	9	47	5	0	0	0
Transfers out of Level 3(2)	0	(4)	(119)	(87)	0	0	0
Fair Value, end of period	$21	$124	$393	$5	$7	$663	$7
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$1	$0
Other income	$0	$6	$0	$0	$1	$16	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets

	(in millions)
Fair Value, beginning of period	$304	$0	$1,396	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	8	0	(8)	0
Other income	0	0	94	0
Included in other comprehensive income (loss)	9	0	0	0
Net investment income	0	0	(1)	0
Purchases	24	0	240	0
Sales	(41)	0	(2)	0
Issuances	0	0	0	0
Settlements	0	0	(89)	(2)
Foreign currency translation	(29)	0	(9)	0
Other(1)	1	0	(79)	0
Transfers into Level 3(2)	7	0	5	0
Transfers out of Level 3(2)	(8)	0	0	0
Fair Value, end of period	$275	$0	$1,547	$2
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$0	$(8)	$0
Other income	$0	$0	$94	$0

	Year Ended December 31, 2014
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs

	(in millions)
Fair Value, beginning of period	$22,603	$(441)	$(5)	$(3,254)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	(6,831)	2	201
Interest credited to policyholders’ account balances	2,738	0	0	0
Net investment income	24	0	0	0
Purchases	1,801	0	0	0
Sales	(710)	0	0	0
Issuances	0	(910)	0	(2,980)
Settlements	(1,783)	0	0	0
Foreign currency translation	(1)	0	0	0
Other(1)	0	0	(2)	0
Transfers into Level 3(2)	100	0	0	0
Transfers out of Level 3(2)	(120)	0	0	0
Fair Value, end of period	$24,662	$(8,182)	$(5)	$(6,033)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(6,853)	$2	$201
Interest credited to policyholders’ account balances	$1,760	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013(5)
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities

	(in millions)
Fair Value, beginning of period	$0	$0	$0	$263	$650	$566	$151
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	(40)	(1)	11
Included in other comprehensive income (loss)	0	0	(1)	(4)	(17)	30	(27)
Net investment income	0	0	0	0	5	0	(9)
Purchases	0	0	4	107	162	139	69
Sales	0	0	(1)	(61)	(43)	(14)	(8)
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(2)	(95)	(347)	0	(137)
Foreign currency translation	0	0	0	(7)	0	(112)	(8)
Other(1)	0	0	0	0	0	0	0
Transfers into Level 3(2)	0	0	13	222	143	21	187
Transfers out of Level 3(2)	0	0	(12)	(155)	(170)	(142)	0
Fair Value, end of period	$0	$0	$1	$270	$343	$487	$229
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(51)	$(1)	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Fixed Maturities Available-For-Sale
	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed

	(in millions)
Fair Value, beginning of period	$3,230	$124	$484
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	29	37	0
Included in other comprehensive income (loss)	(6)	(19)	(2)
Net investment income	37	0	(2)
Purchases	2,412	438	0
Sales	(320)	(51)	0
Issuances	0	0	0
Settlements	(1,175)	(41)	(55)
Foreign currency translation	(22)	(9)	(88)
Other(1)	(171)	0	1
Transfers into Level 3(2)	10	0	0
Transfers out of Level 3(2)	(912)	(314)	0
Fair Value, end of period	$3,112	$165	$338
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$13	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Trading Account Assets
	U.S. Government	Corporate	Asset- Backed(6)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity

	(in millions)
Fair Value, beginning of period	$0	$134	$419	$10	$12	$1,098	$25
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	(16)
Other income	0	(8)	7	0	1	63	2
Net investment income	0	0	5	1	0	0	0
Purchases	0	23	319	74	0	17	0
Sales	0	(13)	(2)	(1)	0	(140)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(49)	(228)	(2)	(3)	(43)	(5)
Foreign currency translation	0	0	(6)	(1)	(2)	(153)	0
Other(1)	0	0	(76)	0	0	0	0
Transfers into Level 3(2)	0	52	2	0	2	0	0
Transfers out of Level 3(2)	0	(24)	(45)	(80)	(1)	0	0
Fair Value, end of period	$0	$115	$395	$1	$9	$842	$6
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(16)
Other income	$0	$(7)	$7	$0	$0	$50	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Equity Securities Available- For-Sale	Commercial Mortgage and Other Loans	Other Long-term Investments	Other Assets

	(in millions)
Fair Value, beginning of period	$330	$48	$1,053	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	5	0	(4)
Other income	0	0	160	0
Included in other comprehensive income (loss)	58	0	0	0
Purchases	37	0	439	0
Sales	(65)	0	0	0
Issuances	0	0	0	0
Settlements	(3)	(53)	(134)	0
Foreign currency translation	(53)	0	(13)	0
Other(1)	(18)	0	(109)	0
Transfers into Level 3(2)	6	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0
Fair Value, end of period	$304	$0	$1,396	$4
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(5)	$0	$(2)	$(3)
Other income	$0	$0	$155	$0

	Year Ended December 31, 2013
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs

	(in millions)
Fair Value, beginning of period	$21,132	$(3,348)	$0	$(1,406)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	3,741	(3)	17
Interest credited to policyholders’ account balances	2,649	0	0	0
Net investment income	20	0	0	0
Purchases	1,653	0	0	0
Sales	(832)	0	0	0
Issuances	0	(836)	0	(1,834)
Settlements	(2,120)	0	0	(31)
Foreign currency translation	0	2	0	0
Other(1)	140	0	(2)	0
Transfers into Level 3(2)	89	0	0	0
Transfers out of Level 3(2)	(130)	0	0	0
Fair Value, end of period	$22,603	$(441)	$(5)	$(3,254)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,647	$(3)	$17
Interest credited to policyholders’ account balances	$1,652	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

__________

(1)
For the year ended December 31, 2015 primarily represents distributions to and deconsolidations of noncontrolling interests and eliminations of intercompany separate account investments. For the years ended December 31, 2014 and 2013 primarily represents reclassifications of certain assets between reporting categories.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.

(5)	Prior period's amounts are presented on a basis consistent with the current period presentation.

(6)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$11	$10,561	$7		$10,579
Currency	0	318	0		318
Credit	0	3	0		3
Currency/Interest Rate	0	2,995	0		2,995
Equity	4	254	32		290
Commodity	0	0	0		0
Netting(1)				(11,457)	(11,457)
Total derivative assets	$15	$14,131	$39	$(11,457)	$2,728
Derivative liabilities:
Interest Rate	$3	$4,573	$2		$4,578
Currency	0	114	0		114
Credit	0	53	0		53
Currency/Interest Rate	0	244	0		244
Equity	0	327	0		327
Commodity	0	0	0		0
Netting(1)				(5,276)	(5,276)
Total derivative liabilities	$3	$5,311	$2	$(5,276)	$40

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$5	$10,584	$6		$10,595
Currency	0	865	0		865
Credit	0	7	0		7
Currency/Interest Rate	0	1,885	0		1,885
Equity	5	562	5		572
Commodity	1	0	0		1
Netting(1)				(12,332)	(12,332)
Total derivative assets	$11	$13,903	$11	$(12,332)	$1,593
Derivative liabilities:
Interest Rate	$3	$4,948	$3		$4,954
Currency	0	1,025	0		1,025
Credit	0	30	0		30
Currency/Interest Rate	0	307	0		307
Equity	0	503	0		503
Commodity	0	0	0		0
Netting(1)				(6,661)	(6,661)
Total derivative liabilities	$3	$6,813	$3	$(6,661)	$158
 __________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2015, as well as the portion of gains or losses included in income for the year ended December 31, 2015, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015.

	Year Ended December 31, 2015
	Derivative Assets– Equity	Derivative Assets– Interest Rate

	(in millions)
Fair Value, beginning of period	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	20	2
Other income	0	0
Purchases	9	0
Sales	(2)	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	0	0
Transfers out of Level 3(1)	(1)	0
Fair Value, end of period	$32	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$20	$2
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Derivative Assets– Equity	Derivative Assets– Interest Rate

	(in millions)
Fair Value, beginning of period	$0	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Transfers into Level 3(1)	5	0
Transfers out of Level 3(1)	0	0
Fair Value, end of period	$6	$3
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$0
Other income	$0	$0
 __________

(1)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Commercial mortgage loans(1):
Carrying value	$0	$0	$27
Gains (Losses)	$0	$0	$(9)
Mortgage servicing rights(2):
Carrying value	$90	$89	$100
Gains (Losses)	$(7)	$7	$16
Cost method investments(3):
Carrying value	$239	$102	$338
Gains (Losses)	$(123)	$(21)	$(21)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0
Other changes in fair value	0	0	0
Other long-term investments:
Changes in fair value	2	54	68
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(434)	$(201)	$(17)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $11 million, $11 million and $10 million of interest income, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $274 million and $270 million, respectively, as of December 31, 2015, and $380 million and $372 million, respectively, as December 31, 2014. As of December 31, 2015, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,322 million and $1,082 million as of December 31, 2015 and 2014, respectively.

The fair value and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $8,597 million and $9,186 million, respectively, as of December 31, 2015, and $6,033 million and $6,216 million, respectively, as of December 31, 2014. Interest expense recorded for these liabilities was $351 million, $200 million and $106 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	December 31, 2015
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,543	$1,081	$2,624	$2,308
Commercial mortgage and other loans	0	533	51,046	51,579	50,285
Policy loans	0	0	11,657	11,657	11,657
Other long-term investments	0	0	1,653	1,653	1,563
Short-term investments	0	617	1	618	618
Cash and cash equivalents	2,832	572	0	3,404	3,404
Accrued investment income	0	3,110	0	3,110	3,110
Other assets	136	2,334	652	3,122	3,122
Total assets	$2,968	$8,709	$66,090	$77,767	$76,067
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,314	$54,957	$94,271	$93,937
Securities sold under agreements to repurchase	0	7,882	0	7,882	7,882
Cash collateral for loaned securities	0	3,496	0	3,496	3,496
Short-term debt	0	1,221	0	1,221	1,216
Long-term debt	1,328	16,540	3,433	21,301	19,727
Notes issued by consolidated VIEs	0	0	0	0	0
Other liabilities	0	5,344	695	6,039	6,039
Separate account liabilities—investment contracts	0	69,978	32,267	102,245	102,245
Total liabilities	$1,328	$143,775	$91,352	$236,455	$234,542

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	December 31, 2014
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in millions)
Assets:
Fixed maturities, held-to-maturity	$0	$1,703	$1,199	$2,902	$2,575
Commercial mortgage and other loans	0	559	48,158	48,717	46,052
Policy loans	0	0	11,712	11,712	11,712
Other long-term investments	0	0	1,917	1,917	1,712
Short-term investments	0	523	0	523	523
Cash and cash equivalents	2,230	843	0	3,073	3,073
Accrued investment income	0	3,130	0	3,130	3,130
Other assets	143	2,106	109	2,358	2,358
Total assets	$2,373	$8,864	$63,095	$74,332	$71,135
Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,264	$56,111	$96,375	$95,069
Securities sold under agreements to repurchase	0	9,407	0	9,407	9,407
Cash collateral for loaned securities	0	4,241	0	4,241	4,241
Short-term debt	0	3,784	104	3,888	3,839
Long-term debt	1,285	16,718	4,083	22,086	19,831
Notes issued by consolidated VIEs	0	0	18	18	25
Other liabilities	0	6,254	120	6,374	6,374
Separate account liabilities—investment contracts	0	82,801	24,175	106,976	106,976
Total liabilities	$1,285	$163,469	$84,611	$249,365	$245,762
__________

(1)
Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Other Long-Term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2015 and 2014.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Other Liabilities

Other liabilities are primarily payables, such as reinsurance payables, unsettled trades, drafts and accrued expense payables. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar-equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investment operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

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

Loan Commitments. In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, origination income or expense, and the value of service rights. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 23 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Synthetic Guarantees. The Company sells synthetic Guaranteed Investment Contracts ("GICs"), through both full service and investment-only sales channels, to investment vehicles primarily used by qualified defined contribution pension plans. The synthetic GICs are issued in respect of assets that are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts establish participant balances and credit interest thereon. The participant balances are supported by the underlying assets. In connection with certain participant-initiated withdrawals, the contract guarantees that after all underlying assets are liquidated, any remaining participant balances will be paid by the Company. Under U.S. GAAP, these contracts are accounted for as derivatives and recorded at fair value.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $2,728 million and $1,593 million as of December 31, 2015 and 2014, respectively, and total derivative liabilities of $40 million and $158 million as of December 31, 2015 and 2014, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2015			December 31, 2014
Primary Underlying/ Instrument Type		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,431	$20	$(148)	$1,714	$21	$(191)
Foreign Currency
Foreign Currency Forwards	323	7	(1)	443	5	(14)
Currency/Interest Rate
Foreign Currency Swaps	12,739	1,592	(5)	10,772	679	(161)
Total Qualifying Hedges	$14,493	$1,619	$(154)	$12,929	$705	$(366)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$173,091	$10,161	$(4,232)	$182,937	$9,904	$(4,578)
Interest Rate Futures	28,209	11	(3)	32,008	5	(3)
Interest Rate Options	40,056	387	(196)	27,561	663	(180)
Interest Rate Forwards	86	0	0	877	2	(1)
Foreign Currency
Foreign Currency Forwards	17,400	311	(113)	21,197	854	(1,011)
Foreign Currency Options	93	0	0	203	6	0
Currency/Interest Rate
Foreign Currency Swaps	11,607	1,404	(238)	11,083	1,207	(145)
Credit
Credit Default Swaps	1,839	3	(53)	2,622	7	(30)
Equity
Equity Futures	249	2	0	331	3	0
Equity Options	48,958	159	(118)	57,590	504	(41)
Total Return Swaps	18,804	128	(209)	15,217	65	(462)
Commodity
Commodity Futures	80	0	0	18	1	0
Synthetic GICs	72,585	7	0	74,707	6	0
Total Non-Qualifying Derivatives(2)	$413,057	$12,573	$(5,162)	$426,351	$13,227	$(6,451)
Total Derivatives(3)	$427,550	$14,192	$(5,316)	$439,280	$13,932	$(6,817)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

 __________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

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

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,408 million as of December 31, 2015 and a net liability of $8,162 million as of December 31, 2014, primarily included in “Future policy benefits.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,028	$(11,457)	$2,571	$(1,296)	$1,275
Securities purchased under agreement to resell	776	0	776	(776)	0
Total Assets	$14,804	$(11,457)	$3,347	$(2,072)	$1,275
Offsetting of Financial Liabilities:
Derivatives(1)	$5,310	$(5,276)	$34	$(14)	$20
Securities sold under agreement to repurchase	7,882	0	7,882	(7,882)	0
Total Liabilities	$13,192	$(5,276)	$7,916	$(7,896)	$20

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$13,786	$(12,332)	$1,454	$(623)	$831
Securities purchased under agreement to resell	702	0	702	(702)	0
Total Assets	$14,488	$(12,332)	$2,156	$(1,325)	$831
Offsetting of Financial Liabilities:
Derivatives(1)	$6,810	$(6,661)	$149	$(149)	$0
Securities sold under agreement to repurchase	9,407	0	9,407	(9,407)	0
Total Liabilities	$16,217	$(6,661)	$9,556	$(9,556)	$0
 __________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. See Note 2 for additional information.

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

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$29	$(44)	$0	$0	$0	$0
Currency	18	(1)	0	0	0	0
Total fair value hedges	47	(45)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(7)	0	2
Currency/Interest Rate	0	75	146	0	0	957
Total cash flow hedges	0	75	146	(7)	0	959
Net investment hedges
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	31
Total net investment hedges	0	0	0	0	0	40
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,394	0	0	0	0	0
Currency	(124)	0	(2)	0	0	0
Currency/Interest Rate	563	0	7	0	0	0
Credit	(5)	0	0	0	0	0
Equity	(591)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	724	0	0	0	0	0
Total non-qualifying hedges	1,961	0	5	0	0	0
Total	$2,008	$30	$151	$(7)	$0	$999

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(4)	$(57)	$0	$0	$2	$0
Currency	(9)	(1)	0	0	0	0
Total fair value hedges	(13)	(58)	0	0	2	0
Cash flow hedges
Interest Rate	0	0	0	(22)	0	38
Currency/Interest Rate	0	7	67	0	0	614
Total cash flow hedges	0	7	67	(22)	0	652
Net investment hedges
Currency	0	0	0	0	0	17
Currency/Interest Rate	0	0	0	0	0	128
Total net investment hedges	0	0	0	0	0	145
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,623	0	0	0	0	0
Currency	(562)	0	0	0	0	0
Currency/Interest Rate	1,124	0	5	0	0	0
Credit	(22)	0	0	0	0	0
Equity	(1,605)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	(6,734)	0	0	0	0	0
Total non-qualifying hedges	(175)	0	5	0	0	0
Total	$(188)	$(51)	$72	$(22)	$2	$797

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$103	$(71)	$0	$0	$20	$0
Currency	(80)	(1)	0	0	0	0
Total fair value hedges	23	(72)	0	0	20	0
Cash flow hedges
Interest Rate	0	0	0	(23)	0	26
Currency/Interest Rate	0	2	(91)	0	0	(215)
Total cash flow hedges	0	2	(91)	(23)	0	(189)
Net investment hedges
Currency(2)	0	0	(4)	0	0	6
Currency/Interest Rate	0	0	0	0	0	233
Total net investment hedges	0	0	(4)	0	0	239
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(5,254)	0	0	0	0	0
Currency	(591)	0	0	0	0	0
Currency/Interest Rate	131	0	(2)	0	0	0
Credit	(4)	0	0	0	0	0
Equity	(3,684)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	3,752	0	0	0	0	0
Total non-qualifying hedges	(5,649)	0	(2)	0	0	0
Total	$(5,626)	$(70)	$(97)	$(23)	$20	$50
 __________

(1)	Amounts deferred in AOCI.

(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2015, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

(in millions)
Balance, December 31, 2012	$(257)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(317)
Amount reclassified into current period earnings	128
Balance, December 31, 2013	(446)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	706
Amount reclassified into current period earnings	(54)
Balance, December 31, 2014	206
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	1,199
Amount reclassified into current period earnings	(240)
Balance, December 31, 2015	$1,165

Using December 31, 2015 values, it is estimated that a pre-tax gain of approximately $106 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2016, offset by amounts pertaining to the hedged items. As of December 31, 2015, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 30 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $541 million in 2015, $501 million in 2014 and $356 million in 2013.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $106 million and $5 million as of December 31, 2015 and 2014, respectively. These credit derivatives are reported at fair value as a liability of $3 million and an asset of less than $1 million, as of December 31, 2015 and 2014, respectively. As of December 31, 2015, these credit derivatives’ notionals had the following NAIC ratings: $37 million in NAIC 1, $60 million in NAIC 2, $4 million in NAIC 3, $2 million in NAIC 5 and $3 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $701 million and $1,544 million, reported at fair value as a liability of $24 million and $2 million as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, these credit derivatives’ notionals had the following NAIC ratings: $450 million in NAIC 1 and $251 million in NAIC 5. As of December 31, 2014, these credit derivatives’ notionals had a designation of NAIC 3. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 5 years, while the credit protection on the index references have maturities of less than 42 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of December 31, 2015 and 2014, was a liability of $15 million and $4 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2015 and 2014, the Company had $532 million and $573 million of outstanding notional amounts reported at fair value as a liability of $8 million and $17 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under Dodd-Frank. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of December 31, 2015, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of December 31, 2015.

22.	SEGMENT INFORMATION

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

U.S. Individual Life and Group Insurance division. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. The Individual Life segment also includes the results of the Hartford Life Business acquired on January 2, 2013. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee plans and affinity groups.

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

Corporate and Other. Corporate and Other includes items and initiatives that are not allocated to business segments, and divested businesses. Corporate operations consist primarily of: (1) capital that is not deployed in any business segments; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) the Company’s qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) the Company’s capital protection framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar-denominated earnings in our International Insurance segment; and (10) transactions with and between other segments.

Closed Block division. The Closed Block division includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits, expenses and policyholders’ dividends related to these products, as well as certain related assets and liabilities. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations. See Note 12 for additional information on the Closed Block.

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

For information related to significant acquisitions and dispositions, see Note 3. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to the current year presentation.

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

In addition, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, during 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.” Subsequent to 2014, the Company identified and recorded additional out of period adjustments of $84 million related to 2014, primarily reflecting a benefit from the release of reserves related to certain variable annuities products with optional living benefit guarantees. The impact of these items resulted in a decrease in pre-tax adjusted operating income of $193 million for the year ended December 31, 2014, principally consisting of a net decrease of $84 million for the Group Insurance segment and $73 million for the International Insurance segment.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$284	$293	$240
Current period yield adjustments	$475	$476	$445
Principal source of earnings	$123	$100	$122
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $55 million, $105 million and $72 million for the years ended 2015, 2014 and 2013, respectively. As of December 31, 2015, there was a $182 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $158 million, $168 million and $157 million for the years ended 2015, 2014 and 2013, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 21 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Net gains (losses) from:
Other trading account assets	$(94)	$(21)	$168
Foreign currency exchange movements	$69	$(3,023)	$(4,060)
Other activities	$9	$13	$167

Other Trading Account Assets. The Company has certain investments in its general account portfolios that are classified as trading. These trading investments are carried at fair value and included in “Other trading account assets, at fair value” on the Company’s Consolidated Statements of Financial Position. Realized and unrealized gains (losses) for these investments are recorded in “Other income.” Consistent with the exclusion of realized investment gains (losses) with respect to other investments managed on a consistent basis, the net gains or losses on these investments are excluded from adjusted operating income.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amounts in the table above for the years ended 2014 and 2013, were largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains (losses) on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in “Accumulated other comprehensive income (loss)” under U.S. GAAP, while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

As a result of continued growth in these portfolios, the Company implemented a reporting structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The new structure was effective for financial reporting beginning in the first quarter of 2015 and has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement.

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above. The significant items within other activities shown in the table above included the following:

In connection with disputes arising out of the Chapter 11 bankruptcy petition filed by Lehman Brothers Holdings Inc., the Company previously recorded losses related to a portion of its counterparty exposure on derivative transactions it had previously held with Lehman Brothers and its affiliates. The Company recorded estimated recoveries related to this matter of $0 million, $19 million and $146 million for the years ended 2015, 2014 and 2013, respectively. These recoveries are recorded within “Other income” within the Company’s Corporate and Other operations. Consistent with the exclusion of credit-related losses recorded in “Realized investment gains (losses), net,” the impact of this estimated recovery is excluded from adjusted operating income.

The Company records valuation adjustments for NPR that relates to the uncollateralized portion of certain derivative contracts between a subsidiary of the Company and third parties and liquidity risk associated with certain derivatives. These adjustments are recorded within “Other income.” Consistent with the exclusion of the mark-to-market on derivatives recorded in “Realized investment gains (losses), net,” the impact of these risks is excluded from adjusted operating income. The net impact of these risks was to exclude from adjusted operating income net gains of $8 million, net losses of $1 million and net gains of $30 million for the years ended 2015, 2014 and 2013, respectively.

Related charges

Charges that relate to realized investment gains (losses) are also excluded from adjusted operating income, and include the following:

•	The portion of the amortization of DAC, VOBA, unearned revenue reserves and DSI for certain products that is related to net realized investment gains (losses).

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

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

As discussed in Note 1, the Class B Repurchase on January 2, 2015 resulted in the elimination of the separate reporting of the Company’s former Financial Services Businesses and Closed Block Business. As a result of the Class B Repurchase, for the year ended December 31, 2015, the Closed Block division, which is comprised of the Closed Block segment, has been accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 12 for further information on the Closed Block. For reporting periods through December 31, 2014, the Closed Block segment was reported as the Closed Block Business and was analyzed using U.S. GAAP rather than adjusted operating income. Both the current reporting of the Closed Block division and the historic reporting of the Closed Block Business exclude its results from adjusted operating income.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2015	2014	2013

	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$1,797	$1,467	$2,085
Retirement	931	1,215	1,039
Asset Management	779	785	723
Total U.S. Retirement Solutions and Investment Management division	3,507	3,467	3,847
Individual Life	635	498	583
Group Insurance	176	23	157
Total U.S. Individual Life and Group Insurance division	811	521	740
International Insurance	3,226	3,252	3,152
Total International Insurance division	3,226	3,252	3,152
Corporate and Other operations	(1,313)	(1,348)	(1,370)
Total Corporate and Other	(1,313)	(1,348)	(1,370)
Total Adjusted Operating Income before income taxes	6,231	5,892	6,369
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	2,258	(3,588)	(9,956)
Charges related to realized investment gains (losses), net	(679)	(542)	1,807
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(524)	339	(250)
Change in experience-rated contractholder liabilities due to asset value changes	433	(294)	227
Divested businesses:
Closed Block division(1)	58	0	0
Other divested businesses	(66)	167	29
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	58	44	28
Subtotal(2)	7,769	2,018	(1,746)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(3)	0	(259)	62
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$7,769	$1,759	$(1,684)
 __________

(1)
As a result of the Class B Repurchase, for the year ended December 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the years ended December 31, 2014 and 2013 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(3)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the years ended December 31, 2014 and 2013.

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Reconciliation of select financial information

The tables below present certain financial information for the Company’s reportable segments:

	As of December 31,
	2015	2014

	(in millions)
Total Assets:
Individual Annuities	$169,447	$174,951
Retirement	171,183	179,674
Asset Management	54,491	50,214
Total U.S. Retirement Solutions and Investment Management division	395,121	404,839
Individual Life	71,856	70,152
Group Insurance	39,344	41,125
Total U.S. Individual Life and Group Insurance division	111,200	111,277
International Insurance	175,153	171,635
Total International Insurance division	175,153	171,635
Corporate and Other operations	13,787	8,013
Total Corporate and Other	13,787	8,013
Closed Block(1)	62,127	70,891
Total Closed Block division(1)	62,127	70,891
Total per Consolidated Statements of Financial Position	$757,388	$766,655
 __________

(1)	As of December 31, 2014, represents assets of the former Closed Block Business.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,695	$603	$314	$363	$0	$69	$465
Retirement	11,821	4,082	8,352	1,441	(2)	25	66
Asset Management	2,944	111	0	0	0	10	19
Total U.S. Retirement Solutions and Investment Management division	19,460	4,796	8,666	1,804	(2)	104	550
Individual Life	5,233	1,669	2,245	644	33	550	133
Group Insurance	5,143	586	3,868	257	0	8	6
Total U.S. Individual Life and Group Insurance division	10,376	2,255	6,113	901	33	558	139
International Insurance	19,364	4,357	11,821	880	51	5	989
Total International Insurance division	19,364	4,357	11,821	880	51	5	989
Corporate and Other operations	(570)	550	16	0	0	635	(47)
Total Corporate and Other	(570)	550	16	0	0	635	(47)
Total	48,630	11,958	26,616	3,585	82	1,302	1,631
Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,258	1	0	0	0	0	0
Charges related to realized investment gains (losses), net	(31)	0	39	191	0	0	452
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(524)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(433)	0	0	0
Divested businesses:
Closed Block division(1)	6,160	2,653	3,365	135	2,130	1	37
Other divested businesses	638	217	607	1	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(12)	0	0	0	0	0	0
Total per Consolidated Statements of Operations	$57,119	$14,829	$30,627	$3,479	$2,212	$1,306	$2,120
 __________

(1)
As a result of the Class B Repurchase, for the year ended December 31, 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,710	$630	$481	$429	$0	$107	$543
Retirement	12,077	4,209	8,336	1,476	0	25	31
Asset Management	2,840	120	0	0	0	10	20
Total U.S. Retirement Solutions and Investment Management division	19,627	4,959	8,817	1,905	0	142	594
Individual Life	5,226	1,620	2,108	606	32	533	345
Group Insurance	5,357	613	4,215	248	0	9	8
Total U.S. Individual Life and Group Insurance division	10,583	2,233	6,323	854	32	542	353
International Insurance	20,066	4,434	12,234	961	50	4	961
Total International Insurance division	20,066	4,434	12,234	961	50	4	961
Corporate and Other operations	(632)	420	83	0	0	620	(55)
Total Corporate and Other	(632)	420	83	0	0	620	(55)
Total	49,644	12,046	27,457	3,720	82	1,308	1,853
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,588)	(5)	0	0	0	0	0
Charges related to realized investment gains (losses), net	55	0	295	111	(1)	0	83
Investment gains (losses) on trading account assets supporting insurance liabilities, net	339	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	294	0	0	0
Divested businesses	762	208	509	2	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(13)	0	0	0	0	0	0
Subtotal	47,199	12,249	28,261	4,127	81	1,311	1,936
Closed Block Business(1)	6,906	3,007	3,326	136	2,635	597	37
Total per Consolidated Statements of Operations	$54,105	$15,256	$31,587	$4,263	$2,716	$1,908	$1,973
 __________

(1)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the year ended December 31, 2014.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,465	$693	$77	$381	$0	$91	$257
Retirement	6,028	4,067	2,461	1,529	0	26	15
Asset Management	2,678	87	0	0	0	11	25
Total U.S. Retirement Solutions and Investment Management division	13,171	4,847	2,538	1,910	0	128	297
Individual Life	4,620	1,406	1,869	576	33	407	111
Group Insurance	5,518	585	4,299	232	0	7	10
Total U.S. Individual Life and Group Insurance division	10,138	1,991	6,168	808	33	414	121
International Insurance	22,540	4,306	14,499	984	107	3	1,011
Total International Insurance division	22,540	4,306	14,499	984	107	3	1,011
Corporate and Other operations	(568)	386	(35)	0	0	715	(35)
Total Corporate and Other	(568)	386	(35)	0	0	715	(35)
Total	45,281	11,530	23,170	3,702	140	1,260	1,394
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(9,960)	(13)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(199)	0	(225)	(500)	0	0	(1,191)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(250)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(227)	0	0	0
Divested businesses	631	196	454	0	0	1	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(78)	0	0	0	0	0	0
Subtotal	35,425	11,713	23,399	2,975	140	1,261	203
Closed Block Business(1)	6,036	3,016	3,334	136	1,910	148	37
Total per Consolidated Statements of Operations	$41,461	$14,729	$26,733	$3,111	$2,050	$1,409	$240
 __________

(1)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the year ended December 31, 2013.

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

	2015	2014	2013

	(in millions)
Domestic operations	$36,151	$35,793	$22,222
Foreign operations, total	$20,968	$18,312	$19,239
Foreign operations, Japan	$18,177	$15,461	$16,523
Foreign operations, Korea	$1,462	$1,484	$1,437

The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2015	2014	2013

	(in millions)
Asset Management segment intersegment revenues	$682	$645	$611

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

23.	COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Leases

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2015, 2014 and 2013 was $232 million, $225 million and $253 million, respectively.

The following table presents, at December 31, 2015, the Company’s future minimum lease payments under non-cancelable operating and capital leases along with associated sub-lease income:

	Operating and Capital Leases(1)	Sub-lease Income

	(in millions)
2016	$131	$(1)
2017	117	0
2018	92	0
2019	74	0
2020	53	0
2021 and thereafter	198	0
Total	$665	$(1)
__________

(1)	Future minimum lease payments under capital leases were $22 million as of December 31, 2015.

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating and capital leases amounts listed above, $2 million has been accrued as of December 31, 2015. There were no accruals of sub-lease income as of December 31, 2015.

Commercial Mortgage Loan Commitments

	As of December 31,
	2015	2014

	(in millions)
Total outstanding mortgage loan commitments	$2,272	$2,442
Portion of commitment where prearrangement to sell to investor exists	$721	$958

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2015	2014

	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,787	$4,883
Expected to be funded from separate accounts	$92	$28
__________

(1)
Includes a remaining commitment of $152 million and $194 million at December 31, 2015 and 2014, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Indemnification of Securities Lending Transactions

	As of December 31,
	2015	2014

	(in millions)
Indemnification provided to mutual fund, trust fund, and insurance company separate account clients for securities lending	$15,084	$14,334
Fair value of related collateral associated with above indemnifications	$15,508	$14,740
Accrued liability associated with guarantee	$0	$0

In the normal course of business, the Company may facilitate securities lending transactions on behalf of mutual funds, trust funds, and insurance company separate account clients (collectively, “the accounts”) for which the Company is the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the accounts to hold them harmless against losses caused by counterparty (i.e., borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the accounts at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. The Company believes the possibility of any payments under these indemnities is remote.

Credit Derivatives Written

As discussed further in Note 21, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

Guarantees of Asset Values

	As of December 31,
	2015	2014

	(in millions)
Guaranteed value of third parties’ assets	$72,585	$74,707
Fair value of collateral supporting these assets	$73,634	$76,711
Asset associated with guarantee, carried at fair value	$7	$6

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Guarantees of Credit Enhancements

	As of December 31,
	2015	2014

	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$24	$5
Fair value of collateral that secure the guarantee	$25	$8
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2015	2014

	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,200	$1,248
First-loss exposure portion of above	$371	$388
Accrued liability associated with guarantees	$14	$16

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $9,833 million of mortgages subject to these loss-sharing arrangements as of December 31, 2015, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2015, these mortgages had a weighted average debt service coverage ratio of 1.96 times and a weighted average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $1 million, $1 million, and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Guarantees

	As of December 31,
	2015	2014

	(in millions)
Other guarantees where amount can be determined	$324	$331
Accrued liability for other guarantees and indemnifications	$4	$5

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $317 million and $323 million as of December 31, 2015 and 2014, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2015	2014

	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$79	$92
Premium tax offsets currently available for paid assessments	6	6
Total	$85	$98
Other liabilities:
Insolvency assessments	$39	$39

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “––Litigation and Regulatory Matters” below.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

Escheatment Litigation

State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied defendants’ rehearing petition. In November 2015, the Company filed its answer.

State of West Virginia ex. Rel. John D. Perdue v. Pruco Life Insurance Company

In October 2012, the State of West Virginia commenced a second action making the same allegations stated in the action against Prudential Insurance. In April 2013, the Company filed motions to dismiss the complaints in both of the West Virginia actions. In December 2013, the Court granted the Company’s motions and dismissed the complaints with prejudice. In January 2014, the State of West Virginia appealed the decisions. In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied defendants’ rehearing petition. In November 2015, the Company filed its answer.

Escheatment Audit and Claims Settlement Practices Market Conduct Exam

In January 2012, a Global Resolution Agreement entered into by the Company and a third-party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.

The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

Huffman v. The Prudential Insurance Company of America

In September 2010, Huffman v. The Prudential Insurance Company of America, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by the Employee Retirement Income Security Act (“ERISA”)-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, the Company’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is before the Third Circuit Court of Appeals. In August 2014, the Court lifted the stay, and in September 2014, Plaintiffs filed a motion seeking leave to amend the complaint. In July 2015, the Court granted plaintiffs’ motion to file an amended complaint. Plaintiffs’ Amended Complaint added two new class representatives, a new common law breach of fiduciary duty claim, and a prohibited transactions claim under Section 406(a)(1)(C) of ERISA. In August 2015, the Company filed its answer to the First Amended Complaint. Plaintiffs’ motion for class certification was filed in February 2016.

Lederman v. PFI

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds, Morelli & Brown in New Jersey state court and in the New Jersey Superior Court, Essex County as Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 235 claimants who are current and former Prudential Insurance employees, and Leeds, Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds, Morelli & Brown to commit fraud, malpractice, breach of contract, and violate racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In February 2010, the New Jersey Supreme Court assigned the cases for centralized case management to the Superior Court, Bergen County. The Company participated in a court-ordered mediation that resulted in a settlement involving 193 of the remaining 235 plaintiffs. The amounts paid to the 193 plaintiffs were within existing reserves for this matter. In December 2013, the Company participated in court-ordered mediation that resulted in a December 2013 settlement involving 40 of the remaining 42 plaintiffs with litigation against the Company, including plaintiffs who had not yet appealed the dismissal of their claims. The amounts paid to the 40 plaintiffs were within existing reserves for this matter. In July 2014, the Court granted the Company’s summary judgment motion dismissing with prejudice the complaint of one of the two remaining plaintiffs asserting claims against the Company. In August 2014, an appeal was filed from the Court’s summary judgment decision. In January 2015, the New Jersey Appellate Division dismissed the appeal without prejudice. In March 2015, the court granted the Company summary judgment and dismissed with prejudice the complaint of the remaining plaintiff with claims against the Company. In October 2015, the Company settled with one of the two plaintiffs remaining with claims against the Company. In November 2015, the remaining plaintiff filed an appeal with the New Jersey Superior Court - Appellate Division.

Other Matters
Securities Lending Matter

In February 2016, the Company self-reported to the SEC, and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefitting the Company that limited the availability of loanable securities for certain separate account investments. The Company has removed the restriction and intends to implement a remediation plan for the benefit of customers. The Company intends to fully cooperate with regulators in this matter.
Wood II, et al. v. PRIAC

In December 2015, a putative class action complaint entitled, Leonard D. Wood II on behalf of the KeHe Distributors, Inc. 401(k) Retirement Saving Non-Union Plan and Maya Shaw on behalf of the Exco Resources, Inc. 401(k) Plan and all other similarly situated ERISA-covered employee pension benefit plans v. PRIAC was filed in the United States District Court, District of Connecticut. The complaint: (1) seeks certification of a class of all ERISA-covered employee pension benefit plans whose plan assets were invested in group annuity contract stable value funds within 6 years prior to, on, or after December 3, 2015; and (2)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

alleges that PRIAC breached its fiduciary obligations and accepted excessive compensation by crediting rates on the stable value accounts that are less than PRIAC's internal rate of return on those plan assets without disclosing this spread to the plans. In February 2016, PRIAC filed a motion to dismiss the complaint.

Rosen, v. PRIAC, et al.

In December 2015, a putative class action complaint entitled Richard A. Rosen, On behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and On behalf of All Other Similarly Situated Employee Benefit Plans v. PRIAC, Prudential Bank & Trust, FSB and Prudential Investment Management Services, LLC was filed in the United States District Court, District of Connecticut. The complaint: (1) seeks certification of a class of all ERISA-covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (2) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less that PRIAC’s internal rate of return.

North Valley GI Medical Group v. Prudential Investments LLC

In October 2015, an action was filed in the U.S. District Court for the District of Maryland bearing the caption North Valley GI Medical Group, et al. v. Prudential Investments LLC. This complaint is brought by shareholders in six different mutual funds, and alleges that Prudential Investments breached its fiduciary duty by receiving excessive investment advisory fees from each of the funds. The complaint seeks injunctive relief, compensatory damages, rescission of Prudential Investments’ management agreements with the funds, and attorneys’ fees and costs. In January 2016, Prudential Investments filed a motion to dismiss the complaint.

Bouder v. PFI

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Lehman Brothers Special Financing Inc.

In September 2014, Lehman Brothers Special Financing Inc. through Lehman Brothers Holdings Inc. (“LBHI”), the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of LBHI and its affiliated debtors, filed a Third Amended Complaint in the United States Bankruptcy Court for the Southern District of New York against certain indenture trustees, certain special-purpose entities, and a putative class of 158 noteholders, including Gibraltar Life Insurance Company, Ltd. (f/k/a AIG Edison—GA Non Dima), in its adversary proceeding to recover funds alleged to have been paid improperly to the noteholders. In October 2014, the matter was mediated. In May 2015, the matter was settled and Gibraltar was dismissed from the adversary proceeding.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al.

In August 2012, a purported class action lawsuit, was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint. In February 2014, the Court denied the Company’s motion to dismiss. In July 2014, plaintiffs’ filed a motion to certify a class comprised of investors who purchased shares of the Company’s Common Stock between May 5, 2010 and November 4, 2011. That motion was subsequently withdrawn and refiled in December 2014. In August 2015, Plaintiffs’ class certification motion was granted. In September 2015, defendants filed a petition with the United States Court of Appeals for the Third Circuit seeking permission to file an appeal from the order certifying a class. In January 2016, the defendants’ petition to file an appeal was granted.

Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et. al.,

In October 2012, a shareholder derivative lawsuit, was filed in the United States District Court for the District of New Jersey, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment by certain senior officers and directors. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint alleges that the defendants made false and misleading statements regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al.

In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, Jr. et. al., in New Jersey Superior Court, Essex County. The complaint (the “Memo complaint”) names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In March 2014, the Special Litigation Committee completed its investigation into the Demand’s allegations and concluded that it is neither appropriate nor in the best interests of the Company’s shareholders to pursue any litigation arising from allegations contained in the Demand or in the Memo complaint, and that the Company should seek dismissal of the Memo complaint. In July 2014, the Company filed a motion to dismiss the complaint. In October 2015, the Court granted defendants’ summary judgment motion and dismissed the complaint with prejudice. In November 2015, plaintiff filed a notice of appeal to the New Jersey Superior Court - Appellate Division.

Residential Mortgage-Backed Securities (“RMBS”) Litigation

Since April 2012, the Company has filed ten actions seeking to recover damages attributable to investments in RMBS, all of which have settled. Among other allegations stemming from the defendants’ origination, underwriting and sales of RMBS, the complaints asserted claims of common law fraud, negligent misrepresentation, breaches of the New Jersey Civil RICO statute, and, in some lawsuits, federal securities claims. The complaints sought unspecified damages. Four actions settled in 2015 and 2016 were filed in New Jersey state court, and were captioned:

PICA, et al. v. Morgan Stanley, et al.—The defendants filed a motion to dismiss the complaint against them, which was denied. In January 2016, this lawsuit was settled.

PICA, et al. v. Nomura Securities International, Inc., et al.—The defendants removed the lawsuit from the New Jersey state court to the United States District Court for the District of New Jersey. The defendants filed a motion to dismiss the complaint against them, which was denied. In August 2015, this lawsuit was settled.

PICA, et al. v. RBS Financial Products, Inc., et al.—The defendants removed the lawsuit from the New Jersey state court to the United States District Court for the District of New Jersey. The Company filed a motion to remand the lawsuit to the New Jersey state court and the motion was subsequently approved. The defendants filed a motion to dismiss the complaint against them and in January 2015, the RBS motion was denied except as to certain non-New Jersey domiciled plaintiffs whose claims were found to be untimely. In June 2015, this lawsuit was settled.

PICA, et al. v. Countrywide Financial Corp., et al.—The defendants removed the lawsuit from the New Jersey state court to the United States District Court for the District of New Jersey. The defendants also made an application to the Judicial Panel on Multi-District Litigation to transfer that case to the United States District Court for the Central District of California. In August 2013, that application was granted. The defendants filed a motion to dismiss the complaint against them. In March 2014, the motion was granted in part by the federal court in California, dismissing the federal securities, successor-liability, fraudulent transfer, and New Jersey RICO claims, and the court, sua sponte, remanded the remaining claims to New Jersey state court for further consideration. In April 2014, the Company filed an appeal with the United States Court of Appeals for the Ninth Circuit, challenging the court’s March 2014 order granting, in part, Countrywide’s motion to dismiss. In June 2014, Countrywide filed a motion to dismiss the remaining claims pending against it in New Jersey state court. In January 2015, the Countrywide motion was denied except as to certain non-New Jersey domiciled plaintiffs whose claims were found to be untimely. In April 2015, this lawsuit was settled.

Additionally, one action settled in 2015 was filed in the United States District Court for the District of New Jersey, and was captioned:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

PICA v. Bank of America National Association and Merrill Lynch & Co., Inc., et al.—The defendants filed a motion to dismiss the complaint against them. In April 2014, Bank of America/Merrill Lynch’s motion to dismiss was granted in part and denied in part, with the court upholding the common law claim on the theory of underwriting abandonment, the equitable fraud claim, and the 1933 Securities Act claims (except as to one offering). The court dismissed with prejudice the negligent representation claim; dismissed without prejudice the New Jersey Civil RICO claim, aiding and abetting claim, and certain aspects of the common law fraud claim; and permitted the Company 45 days to file an amended complaint. In June 2014, the Company filed an amended complaint against Bank of America/Merrill Lynch in New Jersey federal court and filed a second complaint against the same defendants in July 2014. In July 2014, Bank of America/Merrill Lynch filed motions to dismiss. In February 2015, the court granted Bank of America/Merrill Lynch’s motions in part, sustaining the Company’s common law claim on the theory of underwriting abandonment, the 1933 Securities Act claims, and the equitable fraud claim. The court dismissed with prejudice certain aspects of the common law fraud claim, as well as the aiding and abetting, New Jersey Civil RICO, and negligent misrepresentation claims. The court dismissed the common law fraud claim with respect to securities where Bank of America/Merrill Lynch was the only underwriter, but granted the Company 45 days to file an amended complaint on that claim. In April 2015, this lawsuit was settled.

RMBS Trustee

In June 2014, the Company, together with nine other institutional investors, filed six actions in New York state court against certain RMBS trustees. The actions, which are brought derivatively on behalf of more than 2,200 RMBS trusts, seek unspecified damages attributable to the trustees’ alleged failure to: (i) enforce the trusts’ respective repurchase rights against sellers of defective mortgage loans; and (ii) properly monitor the respective mortgage loan servicers. The complaints assert claims for breach of contract, breach of fiduciary duty, negligence and violations of the Trust Indenture Act of 1939. In July 2014, the Company amended its complaint against each of the six defendants. In November 2014, the Company filed amended complaints against each of the trustee bank defendants in federal court in the Southern District of New York. In December 2014, the New York State court actions were dismissed without prejudice upon the Company’s request. The six actions described above are captioned:

PICA et al. v. Bank of New York Mellon—In March 2015, defendants filed a motion to dismiss the amended complaint.

PICA et al. v. Citibank N.A.—In February 2015, defendants filed a motion to dismiss the amended complaint. In September 2015, the Court issued a decision involving Citibank's motion to dismiss: (1) with respect to the Pooling and Servicing Agreement (“PSA”) trusts, granting the motion and declining to exercise supplemental jurisdiction; (2) with respect to the Indenture trusts, denying the motion regarding claims for breach of contract, violations of the Trust Indenture Act of 1939, negligence and breach of fiduciary duty concerning the duty to avoid conflicts of interest; and (3) with respect to the Indenture trusts, granting the motion to dismiss claims for negligence and breach of fiduciary duty concerning the duty of care. In November 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme Court, captioned Fixed Income Shares: Series M, et al. v. Citibank N.A., asserting claims relating to the PSA trusts.

PICA et al. v. Deutsche Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the Court issued a decision involving Deutsche Bank’s motion to dismiss: (1) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (2) with respect to the Indenture trusts, granting leave for Plaintiffs to file an amended complaint.

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
PICA et al. v. Wells Fargo Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the Court issued a decision involving Wells Fargo’s motion to dismiss: (1) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (2) with respect to the Indenture trusts, granting leave for plaintiffs to file an amended complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al.
In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The Complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the Court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The Court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The Court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (1) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York Complaint reasserts the causes of action brought in the original LIBOR action; and (2) in the Western District of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

24.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(in millions, except per share amounts)
2015
Total revenues	$15,552	$13,712	$13,599	$14,256
Total benefits and expenses	12,804	11,583	11,550	13,413
Income (loss) from continuing operations	2,046	1,459	1,467	740
Income (loss) from discontinued operations	0	0	0	0
Net income (loss)	2,046	1,459	1,467	740
Less: Income attributable to noncontrolling interests	10	53	2	5
Net income (loss) attributable to Prudential Financial, Inc.	2,036	1,406	1,465	735

Basic earnings per share—Common Stock(1)(2):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.44	$3.07	$3.22	$1.62
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.44	$3.07	$3.22	$1.62
Diluted earnings per share—Common Stock(1)(2):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.37	$3.03	$3.16	$1.60
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.37	$3.03	$3.16	$1.60

2014
Total revenues	$12,854	$13,146	$12,380	$15,725
Total benefits and expenses	11,136	11,639	12,096	17,475
Income (loss) from continuing operations	1,245	1,109	523	(1,451)
Income (loss) from discontinued operations	4	4	0	4
Net income (loss)	1,249	1,113	523	(1,447)
Less: Income attributable to noncontrolling interests	11	23	11	12
Net income (loss) attributable to Prudential Financial, Inc.	1,238	1,090	512	(1,459)

Basic earnings per share—Common Stock(1)(2):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.62	$2.25	$1.00	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.01	0.00	0.01
Net income (loss) attributable to Prudential Financial, Inc.	$2.63	$2.26	$1.00	$(2.69)
Diluted earnings per share—Common Stock(1)(2):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.58	$2.21	$0.99	$(2.70)
Income (loss) from discontinued operations, net of taxes	0.01	0.01	0.00	0.01
Net income (loss) attributable to Prudential Financial, Inc.	$2.59	$2.22	$0.99	$(2.69)
  __________

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

(2)
For 2015, represents consolidated earnings per share of Common Stock. For 2014, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 16 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

Results for the third quarter of 2014 include total pre-tax out of period adjustments of $156 million which primarily consisted of: 1) a charge of $48 million from an increase in reserves for group long-term disability products and 2) a charge of $45 million from an increase in reserves, net of related amortization of DAC, for certain variable annuities products with optional living benefit guarantees. These items were identified during the Company’s annual review and update of assumptions used in calculating these reserves. Subsequent to the third quarter of 2014, the Company identified and recorded additional out of period adjustments of $127 million that related to the third quarter of 2014, primarily reflecting a benefit from the release of reserves for certain variable annuities products with optional living benefit guarantees.

25.	SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 9, 2016, Prudential Financial’s Board of Directors declared a cash dividend of $0.70 per share of Common Stock, payable on March 17, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2015 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2016 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2015 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2015
(in millions)

Type of Investment	Cost(1)	Fair Value	Amount shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States Government and government agencies and authorities	$14,992	$18,517	$18,517
States, municipalities and political subdivisions	8,089	8,795	8,795
Foreign governments	71,849	83,713	83,713
Asset-backed securities	10,121	10,226	10,226
Residential mortgage-backed securities	4,777	5,106	5,106
Commercial mortgage-backed securities	10,337	10,462	10,462
Public utilities	20,825	22,157	22,157
Certificates of deposit	62	60	60
All other corporate bonds	123,780	130,669	130,669
Redeemable preferred stock	584	618	618
Total fixed maturities, available-for-sale	$265,416	$290,323	$290,323
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$816	$1,012	$816
Residential mortgage-backed securities	756	809	756
Commercial mortgage-backed securities	33	34	33
All other corporate bonds	703	769	703
Total fixed maturities, held-to-maturity	$2,308	$2,624	$2,308
Equity securities:
Common Stocks:
Public utilities	$134	$160	$160
Banks, trust and insurance companies	1,164	1,779	1,779
Industrial, miscellaneous and other	5,525	7,312	7,312
Nonredeemable preferred stocks	24	23	23
Total equity securities, available-for-sale	$6,847	$9,274	$9,274
Trading account assets supporting insurance liabilities(2)(3)	$20,522		$20,522
Other trading account assets(2)	14,458		14,458
Commercial mortgage and other loans(4)	50,559		50,559
Policy loans	11,657		11,657
Short-term investments(5)	8,105		8,105
Other long-term investments	9,986		9,986
Total investments	$389,858		$417,192
 __________

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At fair value.

(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”

(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $49,557 million and uncollateralized loans of $1,002 million.

(5)	“Short-term investments” include securities purchased under agreements to resell.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2015 and 2014
(in millions)

	2015	2014
ASSETS
Investment contracts from subsidiaries	$1	$1
Other investments	1,691	2,395
Total investments	1,692	2,396
Cash and cash equivalents	9,437	8,692
Due from subsidiaries	1,723	875
Loans receivable from subsidiaries	6,122	8,475
Investment in subsidiaries	50,625	50,218
Property, plant and equipment	579	0
Other assets	728	365
TOTAL ASSETS	$70,906	$71,021
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$7,664	$7,414
Loans payable to subsidiaries	3,248	2,033
Short-term debt	831	2,319
Long-term debt	16,487	16,061
Income taxes payable	0	271
Other liabilities	786	1,153
Total liabilities	29,016	29,251
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both December 31, 2015 and 2014)	6	6
Class B Stock ($.01 par value; 0 shares authorized and issued at December 31, 2015; 10,000,000 shares authorized and 2,000,000 shares issued at December 31, 2014)	0	0
Additional paid-in capital	24,482	24,565
Common Stock held in treasury, at cost (213,009,970 and 205,277,862 shares at December 31, 2015 and 2014, respectively)	(13,814)	(13,088)
Class B Stock held in treasury, at cost (0 and 2,000,000 shares at December 31, 2015 and December 31, 2014, respectively)	0	(651)
Accumulated other comprehensive income (loss)	12,285	16,050
Retained earnings	18,931	14,888
Total equity	41,890	41,770
TOTAL LIABILITIES AND EQUITY	$70,906	$71,021

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
REVENUES
Net investment income	$19	$7	$6
Realized investment gains (losses), net	(98)	(793)	390
Affiliated interest revenue	353	417	416
Other income	28	146	153
Total revenues	302	(223)	965
EXPENSES
General and administrative expenses	170	59	50
Interest expense	1,080	1,075	1,091
Total expenses	1,250	1,134	1,141
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(948)	(1,357)	(176)
Total income tax expense (benefit)	(396)	(492)	(80)
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(552)	(865)	(96)
Equity in earnings of subsidiaries	6,194	2,246	(571)
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,642	1,381	(667)
Income (loss) from discontinued operations, net of taxes	0	0	0
NET INCOME (LOSS)	$5,642	$1,381	$(667)
COMPREHENSIVE INCOME (LOSS)	$1,877	$8,750	$(2,200)

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
(in millions)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,642	$1,381	$(667)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(6,194)	(2,246)	571
Realized investment (gains) losses, net	98	793	(390)
Dividends received from subsidiaries	4,557	2,218	2,483
Property, plant and equipment	(579)	0	0
Change in:
Due to/from subsidiaries, net	(493)	5,718	(1,753)
Other, operating	(380)	647	(418)
Cash flows from (used in) operating activities	2,651	8,511	(174)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Short-term investments	13,700	10,207	6,522
Payments for the purchase of:
Investment contracts from subsidiaries	0	0	(1)
Short-term investments	(13,002)	(11,394)	(6,544)
Capital contributions to subsidiaries	(2,545)	(3,065)	(1,760)
Returns of capital contributions from subsidiaries	75	258	524
Loans to subsidiaries, net of maturities	2,056	925	(22)
Other, investing	244	21	32
Cash flows from (used in) investing activities	528	(3,048)	(1,249)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,117)	(1,008)	(828)
Cash dividends paid on Class B Stock	0	(19)	(19)
Common Stock acquired	(1,664)	(999)	(738)
Common Stock reissued for exercise of stock options	209	269	348
Proceeds from the issuance of debt (maturities longer than 90 days)	1,332	2,063	2,414
Repayments of debt (maturities longer than 90 days)	(2,404)	(1,659)	(3,257)
Repayments of loans from subsidiaries	(102)	(241)	(102)
Proceeds from loans payable to subsidiaries	1,316	558	545
Net change in financing arrangements (maturities of 90 days or less)	8	(94)	65
Excess tax benefits from share-based payment arrangements	3	7	10
Other, financing	(15)	(18)	(45)
Cash flows from (used in) financing activities	(2,434)	(1,141)	(1,607)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	745	4,322	(3,030)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,692	4,370	7,400
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,437	$8,692	$4,370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,048	$1,036	$1,070
Cash paid (refunds received) during the period for taxes	$46	$(1,231)	$246

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$1,453	$100	$1,097
Non-cash dividends from subsidiaries	$1,335	$650	$942
Treasury Stock shares issued for stock-based compensation programs	$115	$100	$105

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

1.    ORGANIZATION AND PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) was incorporated on December 28, 1999, as a wholly-owned subsidiary of The Prudential Insurance Company of America (“PICA”). On December 18, 2001, PICA converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly-owned subsidiary of Prudential Financial.

The condensed financial statements of Prudential Financial reflect its direct wholly-owned subsidiaries using the equity method of accounting.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2015 and 2014 consisted of money market funds and derivative instruments.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2015	2014
			($ in millions)
Short-term debt:
Commercial Paper(2)			$80	$97
Current portion of long-term debt			751	2,222
Total short-term debt			$831	$2,319
Long-term debt:
Fixed rate senior notes	2016-2045	2.30%-7.38%	$10,093	$10,667
Floating rate senior notes	2018-2020	1.01%-5.00%	510	510
Junior subordinated notes	2042-2068	5.20%-8.88%	5,884	4,884
Total long-term debt			$16,487	$16,061
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2015.

(2)	The weighted average interest rate on outstanding commercial paper was 0.4% and 0.28% at December 31, 2015 and 2014, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was increased by $3 million for the year ended December 31, 2015 and $2 million for each of the years ended December 31, 2014 and 2013.

Schedule of Long-term Debt Maturities

The following table presents, as of December 31, 2015, Prudential Financial’s contractual maturities for long-term debt:

	Calendar Year
	2017	2018	2019	2020	2021 and thereafter	Total
	($ in millions)
Long-term debt	$971	$830	$1,100	$1,179	$12,407	$16,487

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following companies:

	2015	2014(1)	2013

	(in millions)
Prudential Holdings, LLC	$1,950	$400	$0
Prudential Annuities Life Assurance Corporation	450	342	284
International Insurance and Investments Holding Companies	1,818	966	1,642
Prudential Asset Management Holding Company	266	578	441
Other Holding Companies	148	190	640
Total	$4,632	$2,476	$3,007
 __________

(1)
Amounts for International Insurance and Investments Holding Companies, Prudential Asset Management Holding Company and Other Holding Companies have been revised to correct previously reported amounts of $526 million, $588 million and $620 million, respectively.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2015, there was $384 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on inter-company loans between affiliates. As of December 31, 2015, Prudential Financial had issued guarantees of outstanding loans totaling $4.0 billion between International Insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct Prudential’s new home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2015, Prudential Financial has accrued liabilities of $25 million associated with all other financial guarantees and indemnity arrangements.

6.    REDEMPTION OF CLASS B SHARES

From demutualization through December 31, 2014, Prudential Financial had two classes of common stock outstanding. The Common Stock, which is publicly-traded (NYSE:PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

On January 2, 2015, Prudential Financial repurchased from the Class B holders 2.0 million shares of the Class B Stock, representing all of the outstanding shares of the Class B Stock, for an aggregate cash purchase price of $651 million. In accordance with the terms of a Share Repurchase Agreement, the holders of a majority of the Class B Stock have exercised their right to dispute the calculation of the purchase price. As a result of this dispute, the final purchase price of the Class B Stock is expected to change.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2015
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$4,915	$10,486	$0	$8,720	$2,823	$594	$864	$940	$1,757
Retirement	133	51,264	1,835	47,113	6,946	4,110	9,301	66	1,034
Asset Management	0	0	0	0	0	111	0	19	2,076
U.S. Retirement Solutions and Investment Management division	5,048	61,750	1,835	55,833	9,769	4,815	10,165	1,025	4,867
Individual Life	4,883	10,102	0	23,425	2,944	1,679	2,961	133	1,508
Group Insurance	181	4,745	206	8,569	4,468	573	4,129	6	837
U.S. Individual Life and Group Insurance division	5,064	14,847	206	31,994	7,412	2,252	7,090	139	2,345
International Insurance	6,554	91,357	574	43,828	14,311	4,383	12,809	987	2,396
International Insurance division	6,554	91,357	574	43,828	14,311	4,383	12,809	987	2,396
Corporate and Other operations	(321)	4,276	0	3	332	726	624	(68)	869
Total PFI excluding Closed Block division	16,345	172,230	2,615	131,658	31,824	12,176	30,688	2,083	10,477
Closed Block division	373	49,539	0	10,704	2,669	2,653	5,630	37	435
Total	$16,718	$221,769	$2,615	$142,362	$34,493	$14,829	$36,318	$2,120	$10,912

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2014
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$5,376	$10,220	$0	$8,693	$2,785	$615	$1,017	$603	$1,791
Retirement	117	49,237	1,848	47,465	7,013	4,238	9,918	33	1,020
Asset Management	0	0	0	0	0	120	0	20	1,976
U.S. Retirement Solutions and Investment Management division	5,493	59,457	1,848	56,158	9,798	4,973	10,935	656	4,787
Individual Life	4,056	9,224	0	21,463	3,073	1,610	3,040	368	1,745
Group Insurance	177	4,925	201	8,342	4,626	610	4,468	8	863
U.S. Individual Life and Group Insurance division	4,233	14,149	201	29,805	7,699	2,220	7,508	376	2,608
International Insurance	6,156	87,744	543	44,977	14,961	4,434	13,432	962	2,608
International Insurance division	6,156	87,744	543	44,977	14,961	4,434	13,432	962	2,608
Corporate and Other operations	(321)	3,961	0	18	310	622	594	(58)	773
Total Financial Services Businesses	15,561	165,311	2,592	130,958	32,768	12,249	32,469	1,936	10,776
Closed Block Business	410	49,863	0	12,853	2,704	3,007	6,097	37	1,031
Total	$15,971	$215,174	$2,592	$143,811	$35,472	$15,256	$38,566	$1,973	$11,807

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

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
For the Years Ended December 31, 2015, 2014 and 2013
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2015
Life Insurance Face Amount In Force	$3,457,711	$642,525	$235,418	$3,050,604	7.7%
Premiums:
Life Insurance	$25,346	$1,573	$2,147	$25,920	8.3%
Accident and Health Insurance	2,650	49	0	2,601	0.0
Total Premiums	$27,996	$1,622	$2,147	$28,521	7.5%
2014
Life Insurance Face Amount In Force	$3,492,396	$633,501	$245,674	$3,104,569	7.9%
Premiums:
Life Insurance	$26,638	$1,451	$1,134	$26,321	4.3%
Accident and Health Insurance	3,028	56	0	2,972	0.0
Total Premiums	$29,666	$1,507	$1,134	$29,293	3.9%
2013
Life Insurance Face Amount In Force	$3,534,834	$521,189	$185,479	$3,199,124	5.8%
Premiums:
Life Insurance	$24,068	$1,408	$272	$22,932	1.2%
Accident and Health Insurance	3,376	71	0	3,305	0.0
Total Premiums	$27,444	$1,479	$272	$26,237	1.0%

PRUDENTIAL FINANCIAL, INC.
Schedule V
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2015
Allowance for losses on commercial mortgage and other loans	$119	$0	$0	$7	(1)	$0	$112
Valuation allowance on deferred tax asset	277	38	(3)	178		(1)	133
	$396	$38	$(3)	$185		$(1)	$245
2014
Allowance for losses on commercial mortgage and other loans	$216	$0	$0	$96	(1)	$(1)	$119
Valuation allowance on deferred tax asset	235	44	0	0		(2)	277
	$451	$44	$0	$96		$(3)	$396
2013
Allowance for losses on commercial mortgage and other loans	$269	$0	$0	$48	(1)	$(5)	$216
Valuation allowance on deferred tax asset	280	(42)	(1)	0		(2)	235
	$549	$(42)	$(1)	$48		$(7)	$451
 __________

(1)	Represents net release of allowance for losses and charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 19th day of February, 2016.

Prudential Financial, Inc.

By:	/S/ ROBERT M. FALZON
Name:	Robert M. Falzon
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2016:

Name	Title
/S/ JOHN R. STRANGFELD, JR.	Chief Executive Officer,
John R. Strangfeld, Jr.	President and Director

/S/ ROBERT M. FALZON	Executive Vice President and Chief Financial Officer
Robert M. Falzon	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and
Robert D. Axel	Principal Accounting Officer

THOMAS J. BALTIMORE, JR.*	Director
Thomas J. Baltimore, Jr.

GORDON M. BETHUNE*	Director
Gordon M. Bethune

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

JAMES G. CULLEN*	Director
James G. Cullen

MARK B. GRIER*	Director
Mark B. Grier

CONSTANCE J. HORNER*	Director
Constance J. Horner

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

KARL J. KRAPEK*	Director
Karl J. Krapek

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

By:*	/S/ ROBERT M. FALZON
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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s March 10, 2015 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

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

10.3	The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015).*

10.4	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

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

10.7
Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8
First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9
Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.10
Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.11
Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.12
Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.13
Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.16
Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.17
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.18
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.20
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.21	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.22
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2016 in respect of 2015 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.23
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.24
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.25	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.26
Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013. Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

10.27
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.28
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.29
Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.30
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.31
First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.32
Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.33
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.34
First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.36
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.37
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.39
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.40
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.41
The Prudential Severance Plan for Senior Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.42
The Prudential Severance Plan for Executives (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.43	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.44
First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.*

10.45
2014 Prudential Financial, Inc. Leveraging Opportunities Program Long-Term Incentive Award Plan. Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

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