Form 10-Q
period 2016-03-31
PRUDENTIAL FINANCIAL INC
filed 2016-05-06
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 442 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facility; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s fiduciary rules; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by the Company; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of certain risks relating to our businesses and investment in our securities.

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
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2016 and December 31, 2015 (in millions, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016-$278,000; 2015-$265,416)(1)	$314,529	$290,323
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2016-$2,841; 2015-$2,624)(1)	2,411	2,308
Trading account assets supporting insurance liabilities, at fair value(1)	21,447	20,522
Other trading account assets, at fair value(1)	8,052	14,458
Equity securities, available-for-sale, at fair value (cost: 2016-$7,026; 2015-$6,847)	9,400	9,274
Commercial mortgage and other loans (includes $286 and $274 measured at fair value under the fair value option at March 31, 2016 and December 31, 2015, respectively)(1)	50,798	50,559
Policy loans	11,805	11,657
Other long-term investments (includes $1,292 and $1,322 measured at fair value under the fair value option at March 31, 2016 and December 31, 2015, respectively)(1)	10,281	9,986
Short-term investments	3,697	8,105
Total investments	432,420	417,192
Cash and cash equivalents(1)	22,492	17,612
Accrued investment income(1)	3,180	3,110
Deferred policy acquisition costs	15,998	16,718
Value of business acquired	2,582	2,828
Other assets(1)(2)	14,822	14,225
Separate account assets	281,501	285,570
TOTAL ASSETS	$772,995	$757,255
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$234,728	$224,384
Policyholders’ account balances(1)	139,745	136,784
Policyholders’ dividends	6,373	5,578
Securities sold under agreements to repurchase	8,357	7,882
Cash collateral for loaned securities	4,052	3,496
Income taxes	12,128	8,714
Short-term debt	969	1,216
Long-term debt(2)	19,608	19,594
Other liabilities(1)	13,323	13,517
Notes issued by consolidated variable interest entities (includes $2,946 and $8,597 measured at fair value under the fair value option at March 31, 2016 and December 31, 2015, respectively)(1)	2,946	8,597
Separate account liabilities	281,501	285,570
Total liabilities	723,730	715,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both March 31, 2016 and December 31, 2015)	6	6
Additional paid-in capital	24,420	24,482
Common Stock held in treasury, at cost (216,964,935 and 213,009,970 shares at March 31, 2016 and December 31, 2015, respectively)	(14,093)	(13,814)
Accumulated other comprehensive income (loss)	19,066	12,285
Retained earnings	19,843	18,931
Total Prudential Financial, Inc. equity	49,242	41,890
Noncontrolling interests	23	33
Total equity	49,265	41,923
TOTAL LIABILITIES AND EQUITY	$772,995	$757,255
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03. See Note 2 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015 (in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES
Premiums	$6,297	$6,647
Policy charges and fee income	1,599	1,608
Net investment income	3,670	3,769
Asset management and service fees	905	952
Other income (loss)	(23)	215
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(158)	(14)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	32	6
Other realized investment gains (losses), net	2,007	2,369
Total realized investment gains (losses), net	1,881	2,361
Total revenues	14,329	15,552
BENEFITS AND EXPENSES
Policyholders’ benefits	7,031	7,239
Interest credited to policyholders’ account balances	1,286	1,233
Dividends to policyholders	266	781
Amortization of deferred policy acquisition costs	1,202	789
General and administrative expenses	2,812	2,762
Total benefits and expenses	12,597	12,804
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,732	2,748
Total income tax expense (benefit)	368	699
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,364	2,049
Equity in earnings of operating joint ventures, net of taxes	5	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,369	2,046
Income (loss) from discontinued operations, net of taxes	0	0
NET INCOME (LOSS)	1,369	2,046
Less: Income (loss) attributable to noncontrolling interests	33	10
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,336	$2,036
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.97	$4.44
Income (loss) from discontinued operations, net of taxes	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.97	$4.44
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.93	$4.37
Income (loss) from discontinued operations, net of taxes	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.93	$4.37
Dividends declared per share of Common Stock	$0.70	$0.58

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2016 and 2015 (in millions)

	Three Months Ended March 31,
	2016	2015
NET INCOME (LOSS)	$1,369	$2,046
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	737	(67)
Net unrealized investment gains (losses)	9,413	2,490
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	34	52
Total	10,184	2,475
Less: Income tax expense (benefit) related to other comprehensive income (loss)	3,399	811
Other comprehensive income (loss), net of taxes	6,785	1,664
Comprehensive income (loss)	8,154	3,710
Less: Comprehensive income (loss) attributable to noncontrolling interests	37	(28)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$8,117	$3,738

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2016 and 2015 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$0	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11				11	(30)	(19)
Common Stock acquired				(375)			(375)		(375)
Class B Stock repurchase adjustment			(119)				(119)		(119)
Contributions from noncontrolling interests								2	2
Distributions to noncontrolling interests								(19)	(19)
Stock-based compensation programs		(62)		96			34		34
Dividends declared on Common Stock			(316)				(316)		(316)
Comprehensive income:
Net income (loss)			1,336				1,336	33	1,369
Other comprehensive income (loss), net of tax						6,781	6,781	4	6,785
Total comprehensive income (loss)							8,117	37	8,154
Balance, March 31, 2016	$6	$24,420	$19,843	$(14,093)	$0	$19,066	$49,242	$23	$49,265

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(250)			(250)		(250)
Class B Stock cancelled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								11	11
Distributions to noncontrolling interests								(32)	(32)
Stock-based compensation programs		(52)		105			53		53
Dividends declared on Common Stock			(267)				(267)		(267)
Comprehensive income:
Net income (loss)			2,036				2,036	10	2,046
Other comprehensive income (loss), net of tax						1,702	1,702	(38)	1,664
Total comprehensive income (loss)							3,738	(28)	3,710
Balance, March 31, 2015	$6	$24,346	$16,173	$(13,233)	$0	$17,752	$45,044	$530	$45,574

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (in millions)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,369	$2,046
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,881)	(2,361)
Policy charges and fee income	(629)	(576)
Interest credited to policyholders’ account balances	1,286	1,233
Depreciation and amortization	167	170
(Gains) losses on trading account assets supporting insurance liabilities, net	(216)	(85)
Change in:
Deferred policy acquisition costs	517	142
Future policy benefits and other insurance liabilities	1,741	1,549
Other trading account assets	96	(11)
Income taxes	122	644
Derivatives, net	4,540	3,261
Other, net	(818)	(484)
Cash flows from (used in) operating activities	6,294	5,528
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,420	12,313
Fixed maturities, held-to-maturity	50	59
Trading account assets supporting insurance liabilities and other trading account assets	5,558	2,925
Equity securities, available-for-sale	1,014	988
Commercial mortgage and other loans	1,378	968
Policy loans	572	549
Other long-term investments	108	198
Short-term investments	19,710	20,093
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(15,415)	(10,357)
Trading account assets supporting insurance liabilities and other trading account assets	(6,080)	(4,024)
Equity securities, available-for-sale	(900)	(974)
Commercial mortgage and other loans	(1,429)	(2,096)
Policy loans	(451)	(439)
Other long-term investments	(518)	(331)
Short-term investments	(15,401)	(17,763)
Acquisition of business, net of cash acquired	(532)	0
Derivatives, net	107	(366)
Other, net	61	(95)
Cash flows from (used in) investing activities	(2,748)	1,648
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	6,150	5,063
Policyholders’ account withdrawals	(4,686)	(5,359)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,031	(1,445)
Cash dividends paid on Common Stock	(318)	(268)
Net change in financing arrangements (maturities 90 days or less)	22	135
Common Stock acquired	(357)	(252)
Class B stock acquired	(119)	(651)
Common Stock reissued for exercise of stock options	23	41
Proceeds from the issuance of debt (maturities longer than 90 days)	53	1,152
Repayments of debt (maturities longer than 90 days)	(340)	(1,293)
Excess tax benefits from share-based payment arrangements	2	12
Other, net	(282)	(221)
Cash flows from (used in) financing activities	1,179	(3,086)
Effect of foreign exchange rate changes on cash balances	155	111
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,880	4,201
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,612	14,918
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,492	$19,119
NON-CASH TRANSACTIONS DURING THE PERIOD(1)
Treasury Stock shares issued for stock-based compensation programs	$107	$106
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$0	$640
Liabilities assumed	0	635
Net cash paid	$0	$(5)
_______
1) See Note 2 for the impact of the adoption of “ASU 2015-02, Consolidation” on the Consolidated Financial Statements.

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

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 5 for more information on the Company’s consolidated variable interest entities. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The unaudited interim consolidated balance sheet data as of March 31, 2016, include the assets and liabilities of Gibraltar Life as of February 29, 2016. The unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three months ended February 29, 2016 and February 28, 2015, respectively.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; value of business acquired (“VOBA”) and its amortization; amortization of deferred sales inducements (“DSI”); measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2015, and was applied retrospectively. Adoption of the guidance did not have a significant effect on the Company’s financial statement disclosures. See Note 13.

In April 2015, the FASB issued updated guidance (ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs) that simplifies the presentation of debt issuance costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. “Other assets” and “Long-term debt” as previously reported on the Company’s consolidated statements of financial position as of December 31, 2015 were both reduced by $133 million as a result of this retrospective adoption.

In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016 and applied the modified retrospective method of adoption, primarily resulting in the deconsolidation of certain of its previously consolidated collateralized loan obligations (“CLOs”), as its fee arrangements are no longer deemed variable interests in these entities. The Company continues to consolidate CLOs where it retains other economic interests which absorb more than an insignificant amount of the CLOs expected variability. The Company also deconsolidated certain investment structures where it is no longer deemed to be the primary beneficiary as the Company, through its equity ownership, no longer has the obligation to absorb losses of the VIE that could be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The impact to the Company’s consolidated statements of financial position upon adoption of the updated guidance is a reduction of $5.5 billion of “Total assets” (including $5.1 billion of “Total investments”) and $5.5 billion of “Total liabilities” (including $5.1 billion of “Notes issued by consolidated variable interest entities”), with a $30 million decrease in “Noncontrolling interests” and a $7 million increase to “Total Prudential Financial, Inc. equity.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 2014, the FASB issued updated guidance (ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016, and applied the modified retrospective method of adoption. The impact to the Company’s consolidated statements of financial position upon adoption of the updated guidance was a $4 million reduction in “Total liabilities” and a $4 million increase to “Total Prudential Financial, Inc. equity.”

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014, and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015, and are included in Note 4.

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

In May 2015, the FASB issued final guidance (ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts) that aims to enhance disclosures about insurance contracts classified as short-duration. The new disclosure requirements focus on providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and timing, frequency and severity of claims as they relate to short-duration insurance contracts. The new guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, and is to be applied retrospectively. The Company is currently assessing the impact of the guidance on the Company’s financial statement disclosures but has concluded that this guidance will not impact the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In March 2016, the FASB issued guidance (ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting) to simplify and improve employee share-based payment accounting. The areas updated include income tax consequences, a policy election related to forfeitures, classification of awards as either equity or liability, and classification of operating and financing activity on the statement of cash flows. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3. ACQUISITIONS

This section supplements, and should be read in conjunction with, the complete descriptions provided in Note 3 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Acquisition of Deutsche Bank’s India Asset Management Business

In March 2016, the Company and its asset management joint venture partner in India completed the previously announced acquisition of Deutsche Bank’s India asset management business through the joint venture. This acquisition, which will expand the Company’s investment management expertise, distribution platform and product portfolio in India, did not have a material impact on the Company’s financial results.

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

In March 2016, the Company completed the purchase of an indirect 40% ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile, from Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber. The Company paid 899.90 Chilean pesos per share, for a total purchase price of approximately $532 million based on exchange rates at the share acquisition date. The Company and ILC now equally own an indirect controlling stake in AFP Habitat through a joint holding company. The Company’s investment will be accounted for under the equity method and is recorded within “Other assets.” This acquisition will enable the Company to participate in the growing Chilean pension market.

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,364	$4,681	$1	$22,044	$0
Obligations of U.S. states and their political subdivisions	8,262	1,022	8	9,276	0
Foreign government bonds	77,878	18,662	64	96,476	0
U.S. corporate public securities	74,007	7,661	1,063	80,605	(12)
U.S. corporate private securities(1)	28,604	2,318	310	30,612	(17)
Foreign corporate public securities	26,566	3,162	379	29,349	(4)
Foreign corporate private securities	19,570	797	719	19,648	0
Asset-backed securities(2)	10,577	164	196	10,545	(444)
Commercial mortgage-backed securities	10,550	461	7	11,004	(1)
Residential mortgage-backed securities(3)	4,622	350	2	4,970	(3)
Total fixed maturities, available-for-sale(1)	$278,000	$39,278	$2,749	$314,529	$(481)
Equity securities, available-for-sale	$7,026	$2,490	$116	$9,400

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$872	$297	$0	$1,169
Foreign corporate public securities	663	67	2	728
Foreign corporate private securities(5)	84	4	0	88
Commercial mortgage-backed securities	22	0	0	22
Residential mortgage-backed securities(3)	770	64	0	834
Total fixed maturities, held-to-maturity(5)	$2,411	$432	$2	$2,841
__________

(1)	Excludes notes with amortized cost of $1,050 million (fair value, $1,050 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $680 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,990 million (fair value, $3,990 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,992	$3,544	$19	$18,517	$0
Obligations of U.S. states and their political subdivisions	8,089	747	41	8,795	0
Foreign government bonds	71,849	12,011	147	83,713	1
U.S. corporate public securities	70,979	6,344	1,955	75,368	(3)
U.S. corporate private securities(1)	28,525	2,278	359	30,444	0
Foreign corporate public securities	26,354	2,821	621	28,554	0
Foreign corporate private securities	19,393	739	994	19,138	0
Asset-backed securities(2)	10,121	226	121	10,226	(452)
Commercial mortgage-backed securities	10,337	195	70	10,462	(1)
Residential mortgage-backed securities(3)	4,777	335	6	5,106	(4)
Total fixed maturities, available-for-sale(1)	$265,416	$29,240	$4,333	$290,323	$(459)
Equity securities, available-for-sale	$6,847	$2,570	$143	$9,274

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$816	$196	$0	$1,012
Foreign corporate public securities	625	62	0	687
Foreign corporate private securities(5)	78	4	0	82
Commercial mortgage-backed securities	33	1	0	34
Residential mortgage-backed securities(3)	756	53	0	809
Total fixed maturities, held-to-maturity(5)	$2,308	$316	$0	$2,624
__________

(1)	Excludes notes with amortized cost of $1,050 million (fair value, $1,039 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $693 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,081 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2016, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$14,423	$15,147	$7	$7
Due after one year through five years	49,178	53,605	71	75
Due after five years through ten years	56,420	62,024	673	738
Due after ten years(1)	132,230	157,234	868	1,165
Asset-backed securities	10,577	10,545	0	0
Commercial mortgage-backed securities	10,550	11,004	22	22
Residential mortgage-backed securities	4,622	4,970	770	834
Total	$278,000	$314,529	$2,411	$2,841
__________

(1)
Excludes available-for-sale notes with amortized cost of $1,050 million (fair value, $1,050 million) and held-to-maturity notes with amortized cost of $3,990 million (fair value, $3,990 million), which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$5,122	$7,418
Proceeds from maturities/repayments	4,037	5,095
Gross investment gains from sales, prepayments and maturities	295	532
Gross investment losses from sales and maturities	(242)	(56)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0
Proceeds from maturities/repayments	50	60
Equity securities, available-for-sale
Proceeds from sales	$941	$989
Gross investment gains from sales	110	153
Gross investment losses from sales	(71)	(26)
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$(126)	$(8)
Writedowns for impairments on equity securities	(11)	(6)
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Balance, beginning of period	$532	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10)	(13)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(2)	(1)
Credit loss impairments recognized in the current period on securities not previously impaired	20	2
Additional credit loss impairments recognized in the current period on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	5	7
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(3)
Balance, end of period	$543	$773
 __________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$888	$888	$765	$765
Fixed maturities:
Corporate securities	13,142	13,450	12,797	12,851
Commercial mortgage-backed securities	1,865	1,922	1,860	1,862
Residential mortgage-backed securities(1)	1,356	1,393	1,411	1,428
Asset-backed securities(2)	1,378	1,377	1,295	1,299
Foreign government bonds	738	773	680	694
U.S. government authorities and agencies and obligations of U.S. states	390	435	326	369
Total fixed maturities	18,869	19,350	18,369	18,503
Equity securities	1,093	1,209	1,030	1,254
Total trading account assets supporting insurance liabilities	$20,850	$21,447	$20,164	$20,522
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $239 million and $10 million during the three months ended March 31, 2016 and 2015, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$26	$26
Fixed maturities	5,250	4,923	11,132	10,764
Equity securities	967	1,045	1,006	1,098
Other	5	5	12	15
Subtotal	$6,248	5,999	$12,176	11,903
Derivative instruments		2,053		2,555
Total other trading account assets		$8,052		$14,458

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $24 million and $(52) million during the three months ended March 31, 2016 and 2015, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both March 31, 2016 and December 31, 2015, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$59,184	$73,099	$53,851	$61,911
Fixed maturities, held-to-maturity	850	1,141	796	988
Trading account assets supporting insurance liabilities	541	573	492	502
Other trading account assets	33	34	33	33
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$60,608	$74,847	$55,172	$63,434

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,490	$9,960	$7,191	$9,233
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	45	44	44
Other trading account assets	7	7	0	0
Short-term investments	0	0	0	0
Cash equivalents	0	0	0	0
Total	$7,541	$10,012	$7,235	$9,277

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$11,517	23.4%	$11,226	22.9%
Retail	8,493	17.2	8,917	18.2
Apartments/Multi-Family	12,493	25.4	12,034	24.5
Industrial	7,703	15.6	7,775	15.9
Hospitality	2,396	4.9	2,513	5.1
Other	3,811	7.7	3,722	7.6
Total commercial mortgage loans	46,413	94.2	46,187	94.2
Agricultural property loans	2,842	5.8	2,859	5.8
Total commercial mortgage and agricultural property loans by property type	49,255	100.0%	49,046	100.0%
Valuation allowance	(89)		(99)
Total net commercial mortgage and agricultural property loans by property type	49,166		48,947
Other loans:
Uncollateralized loans	1,022		1,012
Residential property loans	307		301
Other collateralized loans	312		312
Total other loans	1,641		1,625
Valuation allowance	(9)		(13)
Total net other loans	1,632		1,612
Total commercial mortgage and other loans(1)	$50,798		$50,559
__________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (27%), New York (9%) and Texas (9%)) and include loans secured by properties in Europe (4%) and Asia (1%) at March 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	(10)	0	0	0	(5)	(15)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$87	$2	$3	$0	$6	$98

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(7)	1	(2)	0	1	(7)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	86	2	3	0	6	97
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$87	$2	$3	$0	$6	$98

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$100	$26	$0	$0	$2	$128
Gross of reserves: collectively evaluated for impairment	46,313	2,816	307	312	1,020	50,768
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$46,413	$2,842	$307	$312	$1,022	$50,896
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	96	2	3	0	10	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$111	$8	$0	$0	$2	$121
Gross of reserves: collectively evaluated for impairment	46,076	2,851	301	312	1,010	50,550
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$46,187	$2,859	$301	$312	$1,012	$50,671
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total with no related allowance	$0	$2	$0	$1	$0

With an allowance recorded:
Commercial mortgage loans	$4	$4	$1	$5	$0
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$4	$4	$1	$5	$0

Total:
Commercial mortgage loans	$4	$4	$1	$5	$0
Agricultural property loans	0	0	0	1	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total	$4	$6	$1	$6	$0
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$2	$0

With an allowance recorded:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$1	$1	$1	$52	$3

Total:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$1	$2	$1	$54	$3
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of March 31, 2016 and December 31, 2015, was $286 million and $274 million, respectively. For all of these loans, the Company pre-arranges that it will sell the loan to an investor. As of both March 31, 2016 and December 31, 2015, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of March 31, 2016, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—March 31, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$25,875	$458	$212	$26,545
60%-69.99%	12,355	559	290	13,204
70%-79.99%	6,007	289	59	6,355
Greater than 80%	128	155	26	309
Total commercial mortgage loans	$44,365	$1,461	$587	$46,413

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—March 31, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,540	$116	$3	$2,659
60%-69.99%	183	0	0	183
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,723	$116	$3	$2,842

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—March 31, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$28,415	$574	$215	$29,204
60%-69.99%	12,538	559	290	13,387
70%-79.99%	6,007	289	59	6,355
Greater than 80%	128	155	26	309
Total commercial mortgage and agricultural property loans	$47,088	$1,577	$590	$49,255

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

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$46,409	$4	$0	$0	$0	$4	$46,413	$48
Agricultural property loans	2,839	0	0	0	3	3	2,842	3
Residential property loans	293	7	1	0	6	14	307	6
Other collateralized loans	312	0	0	0	0	0	312	0
Uncollateralized loans	1,022	0	0	0	0	0	1,022	0
Total	$50,875	$11	$1	$0	$9	$21	$50,896	$57

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days - Accruing	Greater Than 90 Days - Not Accruing	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$46,187	$0	$0	$0	$0	$0	$46,187	$53
Agricultural property loans	2,856	2	0	0	1	3	2,859	1
Residential property loans	288	7	0	0	6	13	301	6
Other collateralized loans	312	0	0	0	0	0	312	0
Uncollateralized loans	1,012	0	0	0	0	0	1,012	0
Total	$50,655	$9	$0	$0	$7	$16	$50,671	$60

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion regarding nonaccrual status loans.

For the three months ended March 31, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended March 31, 2016 and 2015, there were no commercial mortgage and other loans sold, other than those classified as held for sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of March 31, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. During three months ended March 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016 and December 31, 2015, there were $0 and $22 million, respectively, of private debt commitments to borrowers that have been involved in a troubled debt restructuring.

As of March 31, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three months ended March 31, 2016 and 2015, was from the following sources:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Fixed maturities, available-for-sale(1)	$2,623	$2,582
Fixed maturities, held-to-maturity(1)	51	48
Equity securities, available-for-sale	79	96
Trading account assets	254	287
Commercial mortgage and other loans	555	545
Policy loans	154	154
Short-term investments and cash equivalents	33	13
Other long-term investments	99	244
Gross investment income	3,848	3,969
Less: investment expenses	(178)	(200)
Net investment income	$3,670	$3,769
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2016 and 2015, were from the following sources:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Fixed maturities	$(73)	$468
Equity securities	28	121
Commercial mortgage and other loans	27	11
Investment real estate	0	25
Joint ventures and limited partnerships	(41)	(5)
Derivatives(1)	1,944	1,738
Other	(4)	3
Realized investment gains (losses), net	$1,881	$2,361
__________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$199	$234
Fixed maturity securities, available-for-sale—all other	36,330	24,673
Equity securities, available-for-sale	2,374	2,427
Derivatives designated as cash flow hedges(1)	896	1,165
Other investments(2)	(16)	(25)
Net unrealized gains (losses) on investments	$39,783	$28,474
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of March 31, 2016, there were $0 million of net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets” and losses on notes associated with payables under a netting agreement.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$81	$1	$7	$0	$88	$1
Obligations of U.S. states and their political subdivisions	98	0	193	8	291	8
Foreign government bonds	527	12	463	52	990	64
U.S. corporate public securities	7,263	376	8,525	687	15,788	1,063
U.S. corporate private securities	4,880	227	998	83	5,878	310
Foreign corporate public securities	2,545	125	2,077	256	4,622	381
Foreign corporate private securities	4,358	251	4,411	468	8,769	719
Asset-backed securities	4,587	90	3,082	106	7,669	196
Commercial mortgage-backed securities	698	3	485	4	1,183	7
Residential mortgage-backed securities	65	0	155	2	220	2
Total	$25,102	$1,085	$20,396	$1,666	$45,498	$2,751
Equity securities, available-for-sale	$1,462	$115	$6	$1	$1,468	$116
__________

(1)	Includes $50 million of fair value and $2 million of gross unrealized losses at March 31, 2016, on securities classified as held-to-maturity, a portion of which is not reflected in AOCI.

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,068	$19	$0	$0	$3,068	$19
Obligations of U.S. states and their political subdivisions	1,391	40	7	1	1,398	41
Foreign government bonds	1,925	82	411	65	2,336	147
U.S. corporate public securities	24,642	1,396	3,455	559	28,097	1,955
U.S. corporate private securities	6,996	266	802	93	7,798	359
Foreign corporate public securities	5,985	288	1,584	333	7,569	621
Foreign corporate private securities	6,199	340	3,917	654	10,116	994
Asset-backed securities	4,342	33	3,138	88	7,480	121
Commercial mortgage-backed securities	3,888	63	473	7	4,361	70
Residential mortgage-backed securities	558	4	119	2	677	6
Total	$58,994	$2,531	$13,906	$1,802	$72,900	$4,333
Equity securities, available-for-sale	$1,862	$142	$11	$1	$1,873	$143
__________

(1)	Includes $0 million of fair value and $0 million of gross unrealized losses at December 31, 2015, on securities classified as held-to-maturity, which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities at March 31, 2016 and December 31, 2015, were composed of $2,039 million and $3,750 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $712 million and $583 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2016, the $1,666 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. At December 31, 2015, the $1,802 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at March 31, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to a decrease in interest rates, general credit spread tightening and foreign currency exchange rate movements. At March 31, 2016, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At March 31, 2016, $26 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $25 million of which had been in that position for less than six months. At December 31, 2015, $19 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at March 31, 2016 or December 31, 2015.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of repurchase agreements as of the dates indicated.

	March 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,705	$5,364	$361	$0	$7,430
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	12	0	0	0	12
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	89	826	0	0	915
Equity securities	0	0	0	0	0
Total repurchase agreements	$1,806	$6,190	$361	$0	$8,357

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,991	$4,513	$253	$0	$6,757
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	11	0	0	0	11
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	169	945	0	0	1,114
Equity securities	0	0	0	0	0
Total repurchase agreements	$2,171	$5,458	$253	$0	$7,882

The following table sets forth the composition of securities lending transactions as of the dates indicated.

	March 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$32	$0	$0	$0	$32
Obligations of U.S. states and their political subdivisions	10	0	0	0	10
Foreign government bonds	199	0	0	0	199
U.S. corporate public securities	2,038	75	0	0	2,113
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	634	71	0	0	705
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	91	0	0	91
Equity securities	902	0	0	0	902
Total securities lending transactions	$3,815	$237	$0	$0	$4,052

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company is the primary beneficiary if the Company has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. If the Company determines that it is the VIE’s primary beneficiary, it consolidates the VIE.

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles commonly referred to as collateralized loan obligations (“CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager and (2) variable interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs. Effective January 1, 2016, the Company adopted new guidance that resulted in the deconsolidation of certain of its previously consolidated CLOs. See Note 2 for additional information.

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	March 31, 2016(1)	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Fixed maturities, available-for-sale	$41	$0	$279	$179
Fixed maturities, held-to-maturity	84	0	813	760
Trading account assets supporting insurance liabilities	0	0	10	10
Other trading account assets	3,619	9,536	0	0
Commercial mortgage and other loans	431	0	300	300
Other long-term investments	190	0	139	155
Cash and cash equivalents	142	337	1	1
Accrued investment income	23	56	3	3
Other assets	457	324	20	3
Total assets of consolidated VIEs	$4,987	$10,253	$1,565	$1,411
Notes issued by consolidated VIEs	$2,946	$8,597	$0	$0
Other liabilities	118	674	14	3
Total liabilities of consolidated VIEs	$3,064	$9,271	$14	$3
 __________

(1)
As a result of the adoption of the new accounting guidance ASU 2015-02 effective January 1, 2016, total assets of consolidated VIEs reflects $1,212 million related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

As included in the table above, notes issued by consolidated VIEs are classified in the line item on the Unaudited Interim Consolidated Statements of Financial Position titled, “Notes issued by consolidated VIEs.” Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of March 31, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $400 million and $218 million at March 31, 2016 and December 31, 2015, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $11,452 million and $5,262 million as of March 31, 2016 and December 31, 2015, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,626 million and $7,532 million as of March 31, 2016 and December 31, 2015, respectively.

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

6. CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued in the U.S. by Prudential Insurance. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division.

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the date of demutualization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to stockholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from Prudential Insurance’s assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

As of March 31, 2016 and December 31, 2015, the Company recognized a policyholder dividend obligation of $1,442 million and $1,694 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,809 million and $2,815 million at March 31, 2016 and December 31, 2015, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Closed Block liabilities
Future policy benefits	$49,417	$49,538
Policyholders’ dividends payable	976	945
Policyholders’ dividend obligation	5,252	4,509
Policyholders’ account balances	5,233	5,250
Other Closed Block liabilities	4,858	4,171
Total Closed Block liabilities	65,736	64,413
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,197	37,584
Other trading account assets, at fair value	295	288
Equity securities, available-for-sale, at fair value	2,573	2,726
Commercial mortgage and other loans	9,695	9,770
Policy loans	4,763	4,790
Other long-term investments	2,942	2,921
Short-term investments	645	1,467
Total investments	60,110	59,546
Cash and cash equivalents	1,861	1,036
Accrued investment income	525	506
Other Closed Block assets	384	458
Total Closed Block assets	62,880	61,546
Excess of reported Closed Block liabilities over Closed Block assets	2,856	2,867
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,794	2,800
Allocated to policyholder dividend obligation	(3,809)	(2,815)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,841	$2,852

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2016
(in millions)
Balance, January 1	$4,509
Impact from earnings allocable to policyholder dividend obligation	(252)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	995
Balance, March 31	$5,252

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues
Premiums	$622	$634
Net investment income	618	709
Realized investment gains (losses), net	(98)	373
Other income (loss)	(7)	3
Total Closed Block revenues	1,135	1,719
Benefits and Expenses
Policyholders’ benefits	807	821
Interest credited to policyholders’ account balances	33	33
Dividends to policyholders	247	764
General and administrative expenses	103	108
Total Closed Block benefits and expenses	1,190	1,726
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(55)	(7)
Income tax expense (benefit)	(66)	(18)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	11
Income (loss) from discontinued operations, net of taxes	0	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$11

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2015	660.1	213.0	447.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	5.4	(5.4)
Stock-based compensation programs(1)	0.0	(1.4)	1.4
Balance, March 31, 2016	660.1	217.0	443.1
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. As of March 31, 2016, 5.4 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $375 million.

The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934. Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Class B Stock

On January 2, 2015, pursuant to a Share Repurchase Agreement entered into on December 1, 2014, between the Company and the holders of the Class B Stock, the Company repurchased and canceled all of the shares of the Class B Stock for an aggregate cash purchase price of $651 million, resulting in the elimination of the Class B Stock held in treasury, a $484 million decrease in “Retained earnings” and a $167 million decrease in “Additional paid-in capital.”

In accordance with the terms of the Share Repurchase Agreement, the holders of the Class B Stock subsequently exercised their right to dispute the calculation of the purchase price. This dispute was resolved during the first quarter of 2016, resulting in an increase to the cash purchase price of $119 million, bringing the total aggregate purchase price to $770 million. The increase to the cash purchase price resulted in a corresponding decrease in “Retained earnings.”

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	727	9,389	(19)	10,097
Amounts reclassified from AOCI	6	24	53	83
Income tax benefit (expense)	(176)	(3,211)	(12)	(3,399)
Balance, March 31, 2016	$(530)	$21,975	$(2,379)	$19,066

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in OCI before reclassifications	(28)	3,194	3	3,169
Amounts reclassified from AOCI	(1)	(704)	49	(656)
Income tax benefit (expense)	22	(815)	(18)	(811)
Balance, March 31, 2015	$(982)	$20,926	$(2,192)	$17,752
__________

(1)
Includes cash flow hedges of $896 million and $1,165 million as of March 31, 2016 and December 31, 2015, respectively, and $1,005 million and $206 million as of March 31, 2015 and December 31, 2014, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statement of Operations
	2016	2015
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(6)	$1	Realized investment gains (losses), net
Total foreign currency translation adjustment	(6)	1
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(1)	(1)	(3)
Cash flow hedges—Currency/Interest rate	22	116	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(45)	589
Total net unrealized investment gains (losses)	(24)	704	(4)
Amortization of defined benefit pension items:
Prior service cost	2	3	(5)
Actuarial gain (loss)	(55)	(52)	(5)
Total amortization of defined benefit pension items	(53)	(49)
Total reclassifications for the period	$(83)	$656
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$234	$6	$14	$(31)	$(77)	$146
Net investment gains (losses) on investments arising during the period	(25)				9	(16)
Reclassification adjustment for (gains) losses included in net income	1				0	1
Reclassification adjustment for OTTI losses excluded from net income(1)	(11)				4	(7)
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		1			0	1
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			6		(2)	4
Impact of net unrealized investment (gains) losses on policyholders’ dividends				16	(6)	10
Balance, March 31, 2016	$199	$7	$20	$(15)	$(72)	$139
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$28,240	$(760)	$(1,082)	$(2,802)	$(7,969)	$15,627
Net investment gains (losses) on investments arising during the period	11,310				(3,852)	7,458
Reclassification adjustment for (gains) losses included in net income	23				(8)	15
Reclassification adjustment for OTTI losses excluded from net income(2)	11				(4)	7
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(709)			231	(478)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(192)		62	(130)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,018)	355	(663)
Balance, March 31, 2016	$39,584	$(1,469)	$(1,274)	$(3,820)	$(11,185)	$21,836
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended March 31,
	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$1,369			$2,046
Less: Income (loss) attributable to noncontrolling interests	33			10
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	15			19
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,321	445.3	$2.97	$2,017	454.3	$4.44
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$15			$19
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14			19
Stock options		1.4			2.3
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	4	5.6		4	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,326	453.2	$2.93	$2,021	463.0	$4.37

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2016 and 2015, as applicable, were based on 5.1 million and 4.5 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of dilutive earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of loss from continuing operations available to holders of Common Stock. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of loss from continuing operations available to holders of Common Stock. For the periods indicated, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.9	$83.25	2.7	$87.33
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.9		2.7

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2016	December 31, 2015
	($ in millions)
Commercial paper:
Prudential Financial	$72	$80
Prudential Funding, LLC	397	384
Subtotal commercial paper	469	464
Current portion of long-term debt	500	752
Total short-term debt(1)	$969	$1,216
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$230	$331
Daily average commercial paper outstanding	$883	$1,127
Weighted average maturity of outstanding commercial paper, in days	14	10
Weighted average interest rate on outstanding short-term debt(2)	0.41%	0.16%
__________

(1)	Includes Prudential Financial debt of $572 million and $831 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Excludes the current portion of long-term debt.

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

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2015, the 5% limitation equates to a maximum amount of pledged assets of $5.8 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $5.0 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of March 31, 2016, Prudential Insurance had pledged assets with a fair value of $1.2 billion supporting outstanding funding agreements totaling $1.0 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $6.0 billion as of March 31, 2016. Prudential Insurance had no advances outstanding under the FHLB Facility as of March 31, 2016.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of March 31, 2016, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior year statutory admitted assets or 25% of prior year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $244 million as of March 31, 2016.

Credit Facilities

As of March 31, 2016, the Company maintained a syndicated, unsecured committed credit facility as described below.

Borrowers	Original Term	Expiration Date	Capacity	Amount Outstanding
			($ in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Borrowings under this credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of March 31, 2016, the Company’s consolidated net worth exceeded this required minimum amount.

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

Long-term Debt

Surplus Notes

During the first quarter of 2016, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX by $140 million. As of March 31, 2016, an aggregate of $2.2 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under the above transaction for the captive reinsurance subsidiary, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of March 31, 2016, the outstanding balance of the company’s medium-term notes was $10.6 billion, a decrease of $250 million from December 31, 2015, due to maturities.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of March 31, 2016, the outstanding balance of retail notes was $463 million.

Mortgage Debt. As of March 31, 2016, the Company’s subsidiaries had mortgage debt of $589 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $25 million from December 31, 2015, primarily due to new borrowings.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(in millions)
Components of net periodic (benefit) cost
Service cost	$62	$61	$5	$5
Interest cost	125	117	23	21
Expected return on plan assets	(189)	(194)	(26)	(29)
Amortization of prior service cost	(1)	(2)	(1)	(1)
Amortization of actuarial (gain) loss, net	45	42	10	10
Settlements	1	1	0	0
Special termination benefits	0	2	0	0
Net periodic (benefit) cost	$43	$27	$11	$6

11. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of four divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of the Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment, which includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as certain related assets and liabilities. The Closed Block segment is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$36	$81
Current period yield adjustments	$127	$123
Principal source of earnings	$10	$24
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $12 million and $21 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, as of March 31, 2016, there was a $149 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic Guaranteed Investment Contracts (“GICs”) of $39 million and $40 million for the three months ended March 31, 2016 and 2015, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net gains (losses) from:
Other trading account assets	$(22)	$(58)
Foreign currency exchange movements	$(321)	$25
Other activities	$3	$3

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$328	$529
Retirement	219	284
Asset Management	165	205
Total U.S. Retirement Solutions and Investment Management division	712	1,018
Individual Life	120	116
Group Insurance	26	30
Total U.S. Individual Life and Group Insurance division	146	146
International Insurance	779	834
Total International Insurance division	779	834
Corporate and Other operations	(312)	(253)
Total Corporate and Other	(312)	(253)
Total adjusted operating income before income taxes	1,325	1,745
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,418	1,662
Charges related to realized investment gains (losses), net	(1,080)	(611)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	216	83
Change in experience-rated contractholder liabilities due to asset value changes	(130)	(197)
Divested businesses:
Closed Block division	(73)	(22)
Other divested businesses	31	75
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	25	13
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,732	$2,748

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods, or as of the dates, indicated:

	Revenue		Total Assets
	Three Months Ended March 31,		March 31, 2016	December 31, 2015(1)
	2016	2015
	(in millions)
Individual Annuities	$1,109	$1,187	$172,188	$169,447
Retirement	1,893	2,478	168,798	171,183
Asset Management	706	733	48,655	54,491
Total U.S. Retirement Solutions and Investment Management division	3,708	4,398	389,641	395,121
Individual Life	1,366	1,351	74,469	71,856
Group Insurance	1,320	1,277	40,954	39,344
Total U.S. Individual Life and Group Insurance division	2,686	2,628	115,423	111,200
International Insurance	5,044	4,906	193,435	175,153
Total International Insurance division	5,044	4,906	193,435	175,153
Corporate and Other operations	(146)	(125)	11,012	13,654
Total Corporate and Other	(146)	(125)	11,012	13,654
Total	11,292	11,807	709,511	695,128
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,418	1,662
Charges related to realized investment gains (losses), net	88	54
Investment gains (losses) on trading account assets supporting insurance liabilities, net	216	83
Divested businesses:
Closed Block division	1,129	1,719	63,484	62,127
Other divested businesses	194	224
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	3
Total per Unaudited Interim Consolidated Financial Statements	$14,329	$15,552	$772,995	$757,255
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03.

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Asset Management segment intersegment revenues	$170	$178

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at March 31, 2016:

Major Tax Jurisdiction	Open Tax Years
United States	2007 – 2015
Japan	Fiscal years ended March 31, 2011 – 2016
Korea	Fiscal years ended March 31, 2011 – 2013, the periods ended December 31, 2014 and 2015

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

Level 2—Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter (“OTC”) derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,044	$0	$	$22,044
Obligations of U.S. states and their political subdivisions	0	9,270	6		9,276
Foreign government bonds	0	96,354	122		96,476
U.S. corporate public securities	0	80,391	214		80,605
U.S. corporate private securities(7)	0	29,442	1,170		30,612
Foreign corporate public securities	0	29,252	97		29,349
Foreign corporate private securities	0	19,055	593		19,648
Asset-backed securities(8)	0	5,977	4,568		10,545
Commercial mortgage-backed securities	0	10,993	11		11,004
Residential mortgage-backed securities	0	4,777	193		4,970
Subtotal	0	307,555	6,974		314,529
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	368	0		368
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	7	774	36		817
Corporate securities	1	17,824	228		18,053
Asset-backed securities(8)	0	825	611		1,436
Commercial mortgage-backed securities	0	1,931	1		1,932
Residential mortgage-backed securities	0	1,464	4		1,468
Equity securities	1,463	210	581		2,254
All other(3)	92	20,484	1	(17,705)	2,872
Subtotal	1,563	44,079	1,462	(17,705)	29,399
Equity securities, available-for-sale	5,933	3,175	292		9,400
Commercial mortgage and other loans	0	286	0		286
Other long-term investments	45	120	19	(12)	172
Short-term investments	1,491	1,612	0		3,103
Cash equivalents	4,814	13,595	0		18,409
Other assets	0	9	36		45
Subtotal excluding separate account assets	13,846	370,431	8,783	(17,717)	375,343
Separate account assets(4)	38,099	215,306	2,168		255,573
Total assets	$51,945	$585,737	$10,951	$(17,717)	$630,916
Future policy benefits(5)	$0	$0	$11,069	$0	$11,069
Other liabilities	2	8,010	2	(7,577)	437
Notes issued by consolidated VIEs	0	0	2,946		2,946
Total liabilities	$2	$8,010	$14,017	$(7,577)	$14,452

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,517	$0	$	$18,517
Obligations of U.S. states and their political subdivisions	0	8,789	6		8,795
Foreign government bonds	0	83,590	123		83,713
U.S. corporate public securities	0	75,163	205		75,368
U.S. corporate private securities(7)	0	29,750	694		30,444
Foreign corporate public securities	0	28,510	44		28,554
Foreign corporate private securities	0	18,859	279		19,138
Asset-backed securities(8)	0	6,178	4,048		10,226
Commercial mortgage-backed securities	0	10,424	38		10,462
Residential mortgage-backed securities	0	4,923	183		5,106
Subtotal	0	284,703	5,620		290,323
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0		288
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	697	34		731
Corporate securities	0	23,125	203		23,328
Asset-backed securities(8)	0	749	596		1,345
Commercial mortgage-backed securities	0	1,870	3		1,873
Residential mortgage-backed securities	0	1,509	4		1,513
Equity securities	1,542	221	589		2,352
All other(3)	630	14,173	5	(11,447)	3,361
Subtotal	2,172	42,821	1,434	(11,447)	34,980
Equity securities, available-for-sale	6,011	2,997	266		9,274
Commercial mortgage and other loans	0	274	0		274
Other long-term investments(6)	13	130	49	(10)	182
Short-term investments	6,776	711	0		7,487
Cash equivalents	4,834	9,374	0		14,208
Other assets	0	9	7		16
Subtotal excluding separate account assets	19,806	341,019	7,376	(11,457)	356,744
Separate account assets(4)(6)	43,076	214,838	1,995		259,909
Total assets	$62,882	$555,857	$9,371	$(11,457)	$616,653
Future policy benefits(5)	$0	$0	$8,434	$	$8,434
Other liabilities	1	5,306	2	(5,276)	33
Notes issued by consolidated VIEs	0	0	8,597		8,597
Total liabilities	$1	$5,306	$17,033	$(5,276)	$17,064
__________

(1)
“Netting” amounts represent cash collateral of $10,140 million and $6,181 million as of March 31, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of March 31, 2016, the net embedded derivative liability position of $11.1 billion includes $0.7 billion of embedded derivatives in an asset position and $11.8 billion of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $8.4 billion includes $0.7 billion of embedded derivatives in an asset position and $9.1 billion of embedded derivatives in a liability position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(7)
Excludes notes with fair value of $1,050 million and $1,039 million as of March 31, 2016 and December 31, 2015, respectively, which have been offset with the associated payables under a netting agreement.

(8)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities—Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, perpetual preferred stock, privately-traded securities, as well as mutual fund shares. The fair values of most publicly- traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain Other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1,301 million and $1,413 million, respectively, of which $82 million and $1,331 million had been previously classified in Level 2 and Level 3, respectively, at December 31, 2015.

Other Assets—Other assets reflected in Level 3 include reinsurance recoverables which are carried at fair value and relate to the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. The methods and assumptions used to estimate the fair value are consistent with those described in “Future Policy Benefits”.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Inter-Bank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

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

Separate Account Assets—Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” and “Equity Securities.”

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of Separate Account Assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $25,928 million and $25,661 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including guaranteed minimum accumulation benefit, guaranteed minimum withdrawal benefits and guaranteed minimum income and withdrawal benefits, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended March 31, 2016, $254 million were transferred from Level 1 to Level 2 and $18 million were transferred from Level 2 to Level 1. During the three months ended March 31, 2015, $50 million were transferred from Level 1 to Level 2 and $17 million were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2016
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	158	158
Corporate securities(3)	1,901	401	2,302
Asset-backed securities(4)	156	5,023	5,179
Commercial mortgage-backed securities	4	8	12
Residential mortgage-backed securities	37	160	197
Equity securities	105	768	873
Other long-term investments	9	10	19
Other assets	37	0	37
Subtotal excluding separate account assets	2,255	6,528	8,783
Separate account assets	1,186	982	2,168
Total assets	$3,441	$7,510	$10,951
Future policy benefits	$11,069	$0	$11,069
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	2,946	2,946
Total liabilities	$11,071	$2,946	$14,017

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	157	157
Corporate securities(3)	1,085	340	1,425
Asset-backed securities(4)	149	4,495	4,644
Commercial mortgage-backed securities	5	36	41
Residential mortgage-backed securities	37	150	187
Equity securities	63	792	855
Other long-term investments(5)	39	10	49
Other assets	12	0	12
Subtotal excluding separate account assets	1,396	5,980	7,376
Separate account assets(5)	1,024	971	1,995
Total assets	$2,420	$6,951	$9,371
Future policy benefits	$8,434	$0	$8,434
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	8,597	8,597
Total liabilities	$8,436	$8,597	$17,033
__________

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$1,901	Discounted cash flow	Discount rate	0.84%	-	21.69%	9.14%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	-	5.0X	3.9X	Increase
		Liquidation	Liquidation value	15.91%	-	29.13%	17.74%	Increase
Liabilities:
Future policy benefits(3)	$11,069	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.44%	-	2.07%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	28%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$1,085	Discounted cash flow	Discount rate	0.93%	-	25%	7.66%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	-	5.0X	3.7X	Increase
		Liquidation	Liquidation value	15.79%	-	29.33%	17.77%	Increase
Liabilities:
Future policy benefits(3)	$8,434	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.06%	-	1.76%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

Commercial Mortgage Loans—Separate account assets include $972 million and $960 million of commercial mortgage loans as of March 31, 2016 and December 31, 2015, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.43% to 3.58% (1.64% weighted average) as of March 31, 2016, and 1.49% to 4.81% (1.79% weighted average) as of December 31, 2015. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$123	$205	$694	$44	$279
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(83)	0	(1)
Included in other comprehensive income (loss)	0	1	2	(40)	1	(107)
Net investment income	0	0	0	2	0	0
Purchases	0	0	1	9	24	27
Sales	0	0	0	0	0	(4)
Issuances	0	0	0	0	0	0
Settlements	0	0	0	(27)	0	(43)
Foreign currency translation	0	(2)	4	1	5	3
Other(1)	0	0	0	0	0	0
Transfers into Level 3(2)	0	0	2	614	23	439
Transfers out of Level 3(2)	0	0	0	0	0	0
Fair Value, end of period	$6	$122	$214	$1,170	$97	$593
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(83)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,048	$38	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	0
Included in other comprehensive income (loss)	(44)	0	3
Net investment income	4	0	0
Purchases	176	8	0
Sales	0	(34)	0
Issuances	0	0	0
Settlements	(33)	(1)	(9)
Foreign currency translation	34	0	16
Other(1)	89	0	0
Transfers into Level 3(2)	850	0	0
Transfers out of Level 3(2)	(557)	0	0
Fair Value, end of period	$4,568	$11	$193
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$(1)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$596	$3	$4	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(10)	(5)	0	0	2	0
Net investment income	0	0	0	0	0	0	0
Purchases	2	3	18	0	0	1	0
Sales	0	0	(1)	0	0	(11)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(15)	(1)	0	0	(75)	0
Foreign currency translation	0	0	0	0	0	29	0
Other(1)	0	(15)	17	(2)	0	18	(4)
Transfers into Level 3(2)	0	87	115	0	0	28	0
Transfers out of Level 3(2)	0	(25)	(128)	0	0	0	0
Fair Value, end of period	$36	$228	$611	$1	$4	$581	$1
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(10)	$(4)	$0	$0	$2	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	25
Other income	0	0	0
Included in other comprehensive income (loss)	5	0	0
Net investment income	0	0	0
Purchases	24	0	4
Sales	(13)	0	0
Issuances	0	0	0
Settlements	(13)	0	0
Foreign currency translation	15	0	0
Other(1)	0	(30)	0
Transfers into Level 3(2)	7	0	0
Transfers out of Level 3(2)	0	0	0
Fair Value, end of period	$292	$19	$36
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$25
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(2,380)	0	101
Other Income	0	0	0	(19)
Interest credited to policyholders’ account balances	(12)	0	0	0
Net investment income	6	0	0	0
Purchases	162	0	0	0
Sales	(60)	0	0	0
Issuances	0	(254)	0	0
Settlements	(33)	0	0	0
Foreign currency translation	0	(1)	0	0
Other(1)	0	0	0	5,569
Transfers into Level 3(2)	197	0	0	0
Transfers out of Level 3(2)	(88)	0	0	0
Fair Value, end of period	$2,168	$(11,069)	$(2)	$(2,946)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,425)	$0	$101
Other income	$0	$0	$0	$(19)
Interest credited to policyholders’ account balances	$(12)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$2	$357	$523	$252	$171
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(3)	0	2
Included in other comprehensive income (loss)	0	0	1	(3)	0	(6)
Net investment income(6)	0	0	0	2	0	1
Purchases	0	0	164	30	12	13
Sales	0	0	(150)	0	(43)	0
Issuances	0	0	0	0	0	0
Settlements(6)	0	0	(8)	(11)	0	(25)
Foreign currency translation	0	(4)	0	0	(2)	0
Other(1)	0	0	0	(3)	0	0
Transfers into Level 3(2)	0	138	6	10	0	0
Transfers out of Level 3(2)	0	0	(5)	(31)	(4)	0
Fair Value, end of period	$6	$136	$365	$514	$215	$156
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(3)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	0
Included in other comprehensive income (loss)	2	0	0
Net investment income	3	0	0
Purchases	325	32	0
Sales	(104)	0	0
Issuances	0	0	0
Settlements	(39)	(2)	(9)
Foreign currency translation	(3)	0	(2)
Other(1)	3	0	0
Transfers into Level 3(2)	510	2	0
Transfers out of Level 3(2)	(400)	0	0
Fair Value, end of period	$4,362	$75	$242
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(3)	0
Other income	0	(5)	2	0	0	(3)	1
Purchases	1	20	4	1	0	7	0
Sales	0	0	0	(2)	0	(4)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(2)	(1)	(1)	(1)	(15)	0
Foreign currency translation	0	0	0	0	0	(4)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	7	46	0	0	0	0
Transfers out of Level 3(2)	0	0	(68)	0	0	0	0
Fair Value, end of period	$22	$144	$376	$3	$6	$634	$8
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(3)	$0
Other income	$0	$(5)	$2	$0	$0	$11	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015(5)
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$13	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	(2)	0
Other income	0	0	0
Included in other comprehensive income (loss)	3	0	0
Net investment income	0	0	0
Purchases	4	3	0
Sales	(22)	0	0
Issuances	0	0	0
Settlements	0	0	0
Foreign currency translation	(1)	0	0
Other(1)	0	0	0
Transfers into Level 3(2)	0	0	0
Transfers out of Level 3(2)	0	(1)	0
Fair Value, end of period	$263	$13	$2
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$(2)	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015(5)
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,738	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,052)	1	15
Other Income	0	0	0	154
Interest credited to policyholders’ account balances	11	0	0	0
Net investment income	6	0	0	0
Purchases	338	0	0	0
Sales	(8)	0	0	0
Issuances	0	(239)	0	(946)
Settlements	(43)	0	2	0
Foreign currency translation	(1)	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(22)	0	0	0
Fair Value, end of period	$2,019	$(9,473)	$(2)	$(6,810)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,114)	$1	$15
Other Income	$0	$0	$0	$154
Interest credited to policyholders’ account balances	$9	$0	$0	$0
__________

(1)
Other for the three months ended March 31, 2016, primarily represents deconsolidations of certain previously consolidated collateralized loan obligations. Other for the three months ended March 31, 2015, primarily represents reclassifications of certain assets between reporting categories.

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

(5)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(6)	Amounts as of March 31, 2015, have been revised to correct the previously reported amounts.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$39	$16,634	$7	$	$16,680
Currency	0	678	0		678
Credit	0	2	0		2
Currency/Interest Rate	0	2,360	0		2,360
Equity	3	201	2		206
Commodity	0	0	0		0
Netting(1)				(17,717)	(17,717)
Total derivative assets	$42	$19,875	$9	$(17,717)	$2,209
Derivative liabilities:
Interest Rate	$4	$6,511	$2	$	$6,517
Currency	0	213	0		213
Credit	0	87	0		87
Currency/Interest Rate	0	379	0		379
Equity	0	824	0		824
Commodity	0	0	0		0
Netting(1)				(7,577)	(7,577)
Total derivative liabilities	$4	$8,014	$2	$(7,577)	$443

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative assets:
Interest Rate	$11	$10,561	$7	$	$10,579
Currency	0	318	0		318
Credit	0	3	0		3
Currency/Interest Rate	0	2,995	0		2,995
Equity	4	254	32		290
Commodity	0	0	0		0
Netting(1)				(11,457)	(11,457)
Total derivative assets	$15	$14,131	$39	$(11,457)	$2,728
Derivative liabilities:
Interest Rate	$3	$4,573	$2	$	$4,578
Currency	0	114	0		114
Credit	0	53	0		53
Currency/Interest Rate	0	244	0		244
Equity	0	327	0		327
Commodity	0	0	0		0
Netting(1)				(5,276)	(5,276)
Total derivative liabilities	$3	$5,311	$2	$(5,276)	$40
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2016, as well as the portion of gains or losses included in income for the three months ended March 31, 2016, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other(1)	(30)	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$2	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	1
Other income	0	0
Purchases	2	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other	0	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	(1)	0
Fair Value, end of period	$5	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$1
Other income	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Commercial mortgage loans(1):
Carrying value	$0	$18
Gains (Losses)	$0	$0
Mortgage servicing rights(2):
Carrying value	$88	$88
Gains (Losses)	$1	$(3)
Cost method investments(3):
Carrying value	$108	$54
Gains (Losses)	$(30)	$(24)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0
Other changes in fair value	0	0
Other long-term investments:
Changes in fair value	(51)	32
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(81)	$(168)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $2 million and $3 million of interest income for the three months ended March 31, 2016 and 2015, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $286 million and $283 million, respectively, as of March 31, 2016, and $274 million and $270 million, respectively, as of December 31, 2015. As of March 31, 2016, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,292 million as of March 31, 2016 and $1,322 million as of December 31, 2015.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $2,946 million and $3,292 million, respectively, as of March 31, 2016, and $8,597 million and $9,186 million, respectively as of December 31, 2015. Interest expense recorded for these liabilities was $38 million and $68 million for the three months ended March 31, 2016 and 2015, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,698	$1,143	$2,841	$2,411
Commercial mortgage and other loans	0	501	52,458	52,959	50,512
Policy loans	0	0	11,805	11,805	11,805
Short-term investments	0	593	1	594	594
Cash and cash equivalents	3,755	328	0	4,083	4,083
Accrued investment income	0	3,180	0	3,180	3,180
Other assets	58	2,602	643	3,303	3,303
Total assets	$3,813	$8,902	$66,050	$78,765	$75,888
Liabilities:
Policyholders’ account balances—investment contracts	$0	$40,455	$56,554	$97,009	$96,233
Securities sold under agreements to repurchase	0	8,357	0	8,357	8,357
Cash collateral for loaned securities	0	4,052	0	4,052	4,052
Short-term debt	0	970	0	970	969
Long-term debt(4)	1,346	16,537	3,408	21,291	19,608
Other liabilities	0	4,975	684	5,659	5,659
Separate account liabilities—investment contracts	0	64,720	32,567	97,287	97,287
Total liabilities	$1,346	$140,066	$93,213	$234,625	$232,165

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,543	$1,081	$2,624	$2,308
Commercial mortgage and other loans	0	533	51,046	51,579	50,285
Policy loans	0	0	11,657	11,657	11,657
Short-term investments	0	617	1	618	618
Cash and cash equivalents	2,832	572	0	3,404	3,404
Accrued investment income	0	3,110	0	3,110	3,110
Other assets	136	2,334	652	3,122	3,122
Total assets	$2,968	$8,709	$64,437	$76,114	$74,504
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,314	$54,957	$94,271	$93,937
Securities sold under agreements to repurchase	0	7,882	0	7,882	7,882
Cash collateral for loaned securities	0	3,496	0	3,496	3,496
Short-term debt	0	1,221	0	1,221	1,216
Long-term debt(4)(5)	1,328	16,540	3,433	21,301	19,594
Other liabilities	0	5,344	695	6,039	6,039
Separate account liabilities—investment contracts	0	69,978	32,267	102,245	102,245
Total liabilities	$1,328	$143,775	$91,352	$236,455	$234,409
__________

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of these cost method investments were $1,751 million and $1,653 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying value of these investments were $1,548 million and $1,563 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
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

(3)
Excludes notes with fair value and carrying amount of $3,990 million as of March 31, 2016, and $4,081 million and $3,850 million, respectively, as of December 31, 2015, which have been offset with the associated payables under a netting agreement.

(4)
Includes notes with fair value and carrying amount of $5,040 million as of March 31, 2016, and $5,120 million and $4,889 million, respectively, as of December 31, 2015, which have been offset with the associated payables under a netting agreement.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03.

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

Loan Commitments. In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either securitization valuation models or investor purchase commitments, prevailing interest rates, origination income or expense, and the value of service rights. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 15 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Synthetic Guarantees. The Company sells synthetic GICs, through both full service and investment-only sales channels, to investment vehicles primarily used by qualified defined contribution pension plans. The synthetic GICs are issued in respect of assets that are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts establish participant balances and credit interest thereon. The participant balances are supported by the underlying assets. In connection with certain participant-initiated withdrawals, the contract guarantees that after all underlying assets are liquidated, any remaining participant balances will be paid by the Company. Under U.S. GAAP, these contracts are accounted for as derivatives and recorded at fair value.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $2,209 million and $2,728 million as of March 31, 2016 and December 31, 2015, respectively, and total derivative liabilities of $443 million and $40 million as of March 31, 2016 and December 31, 2015, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying/Instrument Type	March 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,398	$20	$(168)	$1,431	$20	$(148)
Foreign Currency
Foreign Currency Forwards	348	13	(3)	323	7	(1)
Currency/Interest Rate
Foreign Currency Swaps	12,788	1,297	(75)	12,739	1,592	(5)
Total Qualifying Hedges	$14,534	$1,330	$(246)	$14,493	$1,619	$(154)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$173,815	$15,990	$(6,230)	$173,091	$10,161	$(4,232)
Interest Rate Futures	32,370	39	(4)	28,209	11	(3)
Interest Rate Options	22,766	625	(117)	40,056	387	(196)
Interest Rate Forwards	78	0	0	86	0	0
Foreign Currency
Foreign Currency Forwards	17,257	664	(209)	17,400	311	(113)
Foreign Currency Options	93	1	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	11,598	1,062	(303)	11,607	1,404	(238)
Credit
Credit Default Swaps	1,815	2	(87)	1,839	3	(53)
Equity
Equity Futures	1,787	3	0	249	2	0
Equity Options	55,503	144	(102)	48,958	159	(118)
Total Return Swaps	18,843	59	(722)	18,804	128	(209)
Commodity
Commodity Futures	79	0	0	80	0	0
Synthetic GICs	73,978	7	0	72,585	7	0
Total Non-Qualifying Derivatives(2)	$409,982	$18,596	$(7,774)	$413,057	$12,573	$(5,162)
Total Derivatives(3)	$424,516	$19,926	$(8,020)	$427,550	$14,192	$(5,316)
__________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

(2)
Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and synthetic GICs, which are product standalone derivatives, do not qualify as hedging instruments under hedge accounting rules.

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $11,020 million and $8,408 million as of March 31, 2016 and December 31, 2015, respectively, primarily included in “Future policy benefits.”

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

	March 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$19,813	$(17,717)	$2,096	$(1,001)	$1,095
Securities purchased under agreement to resell	909	0	909	(909)	0
Total assets	$20,722	$(17,717)	$3,005	$(1,910)	$1,095
Offsetting of Financial Liabilities:
Derivatives(1)	$8,005	$(7,577)	$428	$(180)	$248
Securities sold under agreement to repurchase	8,357	0	8,357	(8,357)	0
Total liabilities	$16,362	$(7,577)	$8,785	$(8,537)	$248

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,028	$(11,457)	$2,571	$(1,296)	$1,275
Securities purchased under agreement to resell	776	0	776	(776)	0
Total assets	$14,804	$(11,457)	$3,347	$(2,072)	$1,275
Offsetting of Financial Liabilities:
Derivatives(1)	$5,310	$(5,276)	$34	$(14)	$20
Securities sold under agreement to repurchase	7,882	0	7,882	(7,882)	0
Total liabilities	$13,192	$(5,276)	$7,916	$(7,896)	$20
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(14)	$(9)	$0	$0	$0	$0
Currency	11	0	0	0	0	0
Total fair value hedges	(3)	(9)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	(8)
Currency/Interest Rate	0	28	(9)	0	0	(261)
Total cash flow hedges	0	28	(9)	(1)	0	(269)
Net investment hedges
Currency	0	0	0	0	0	(8)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(8)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,490	0	0	0	0	0
Currency	499	0	(1)	0	0	0
Currency/Interest Rate	(489)	0	(1)	0	0	0
Credit	(16)	0	0	0	0	0
Equity	(227)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,319)	0	0	0	0	0
Total non-qualifying hedges	1,938	0	(2)	0	0	0
Total	$1,935	$19	$(11)	$(1)	$0	$(277)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(5)	$(12)	$0	$0	$0	$0
Currency	19	0	0	0	0	0
Total fair value hedges	14	(12)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	(4)
Currency/Interest Rate	0	11	103	0	0	803
Total cash flow hedges	0	11	103	(1)	0	799
Net investment hedges
Currency	(4)	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	7
Total net investment hedges	(4)	0	0	0	0	17
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,712	0	0	0	0	0
Currency	111	0	0	0	0	0
Currency/Interest Rate	433	0	4	0	0	0
Credit	(7)	0	0	0	0	0
Equity	(480)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,036)	0	0	0	0	0
Total non-qualifying hedges	1,733	0	4	0	0	0
Total	$1,743	$(1)	$107	$(1)	$0	$816
__________

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2015	$1,165
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2016	(248)
Amount reclassified into current period earnings	(21)
Balance, March 31, 2016	$896

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using March 31, 2016 values, it is estimated that a pre-tax gain of approximately $105 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2017, offset by amounts pertaining to the hedged items. As of March 31, 2016, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $533 million and $541 million as of March 31, 2016 and December 31, 2015, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $107 million and $106 million as of March 31, 2016 and December 31, 2015, respectively. These credit derivatives are reported at fair value as a liability of $1 million and $3 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, these credit derivatives’ notionals had the following NAIC ratings: $36 million in NAIC 1, $60 million in NAIC 2, $6 million in NAIC 3, $2 million in NAIC 5 and $3 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $800 million and $701 million, reported at fair value as a liability of $39 million and $24 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, these credit derivatives’ notionals had a NAIC rating of NAIC 1. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 5 years, while the credit protection on the index references have maturities of less than 43 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative was $500 million and was reported at fair value as of March 31, 2016 and December 31, 2015 as a liability of $36 million and $15 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2016 and December 31, 2015, the Company had $407 million and $532 million of outstanding notional amounts reported at fair value as a liability of $9 million and $8 million, respectively.

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to: enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under Dodd-Frank. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of March 31, 2016, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of March 31, 2016.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2016	December 31, 2015
	(in millions)
Total outstanding mortgage loan commitments	$2,662	$2,272
Portion of commitment where prearrangement to sell to investor exists	$652	$721

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2016	December 31, 2015
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$3,701	$3,787
Expected to be funded from separate accounts	$136	$92
__________

(1)
Includes a remaining commitment of $152 million at both March 31, 2016 and December 31, 2015, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	March 31, 2016	December 31, 2015
	(in millions)
Indemnification provided to mutual fund, trust fund, and insurance company separate account clients for securities lending	$20,285	$15,084
Fair value of related collateral associated with above indemnifications	$20,758	$15,508
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	March 31, 2016	December 31, 2015
	(in millions)
Guaranteed value of third parties’ assets	$73,978	$72,585
Fair value of collateral supporting these assets	$75,669	$73,634
Asset associated with guarantee, carried at fair value	$7	$7

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Guarantees of Credit Enhancements

	March 31, 2016	December 31, 2015
	(in millions)
Guarantees of credit enhancements of debt instruments associated with commercial real estate assets	$8	$24
Fair value of collateral that secure the guarantee	$8	$25
Accrued liability associated with guarantee	$0	$0

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

Indemnification of Serviced Mortgage Loans

	March 31, 2016	December 31, 2015
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,209	$1,200
First-loss exposure portion of above	$373	$371
Accrued liability associated with guarantees	$12	$14

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $10,064 million of mortgages subject to these loss-sharing arrangements as of March 31, 2016, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2016, these mortgages had a weighted-average debt service coverage ratio of 1.84 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for the three months ended March 31, 2016 and 2015, respectively.

Other Guarantees

	March 31, 2016	December 31, 2015
	(in millions)
Other guarantees where amount can be determined	$329	$324
Accrued liability for other guarantees and indemnifications	$4	$4

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $321 million and $317 million as of March 31, 2016 and December 31, 2015, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigations and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Rosen, v. PRIAC, et al.

In April 2016, Plaintiff filed an amended complaint: (i) removing Prudential Investment Management Services, LLC, as a defendant; (ii) withdrawing all claims concerning Stable Value Accounts; and (iii) adding as defendants the employer/sponsor of Plaintiff's retirement plan (Ferguson Enterprises, Inc.), and the investment advisor for Plaintiff’s retirement plan (Capfinancial Partners, LLC d/b/a Captrust Financial Advisors).

Muir v. PRIAC, et al.

In February 2016, a putative class action complaint entitled Randall C. Muir, on behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and All Other Similarly Situated Plans v. PRIAC, Prudential Bank & Trust, FSB, and Prudential Investment Management Services, LLC, was filed in the United States District Court, District of Connecticut. The complaint: (1) seeks certification of a class of all Employee Retirement Income Security Act covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (2) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less than PRIAC’s internal rate of return. In April 2016, Plaintiff filed an unopposed motion to consolidate this lawsuit with the Rosen lawsuit.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et. al.—In April 2016, the parties entered into a proposed agreement to resolve the class action claims asserted in the amended complaint. Thereafter, plaintiffs filed a motion for an order preliminarily approving the settlement in accordance with the parties' April 2016 Stipulation of Settlement.
Residential Mortgage-Backed Securities Trustee

PICA et al. v. Bank of New York Mellon (“BONYM”)—In March 2016, the Court issued a decision involving BONYM’s motion to dismiss: (i) denying the motion to dismiss the Pooling and Servicing Agreement (“PSA”) trust claims for lack of jurisdiction; (ii) denying the motion regarding claims for violations of the Trust Indenture Act of 1939 and breach of contract; and (iii) granting the motion regarding claims for negligence and breach of fiduciary duty.
PICA et al. v. Citibank N.A.—In February 2016, Citibank filed a motion to dismiss the state court complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PICA et al. v. Deutsche Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Trust Company Americas, asserting claims relating to the PSA trusts.
PICA et al. v. U.S. Bank National Association—In February 2016, the federal district court issued a decision involving U.S. Bank’s motion to dismiss: (1) upholding the breach of contract and Trust Indenture Act claims; and (2) dismissing the breach of fiduciary duty and extra-contractual claims.
PICA et al. v. Wells Fargo Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial”) as of March 31, 2016, compared with December 31, 2015, and its consolidated results of operations for the three months ended March 31, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.218 trillion of assets under management as of March 31, 2016, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Regulatory Developments

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ potential impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our Individual Annuities business, as well as our Prudential Advisors distribution system which we include in the results of Individual Life, and our Retirement and Asset Management businesses. Significant aspects of the Rules and their potential impact on our businesses include the following.

•
Prudential Advisors: We expect compliance with a new “best interest contract exemption” will be required for investment advice concerning retirement plans and IRAs including recommendations to purchase a wide range of products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. We expect the Rules may also lead to changes to compensation and benefit structures as well as our product offerings.

•
Annuities: Sales of variable annuities will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary.

•
Retirement: Asset allocation tools included in our product offerings, which may include illustrations based on specific investments, are not expected to fall within the definition of acting as a fiduciary for plan clients provided we make certain changes to the tools we offer. IRA offerings and asset retention and consolidation activities may need to comply with the new best interest contract exemption, referred to above. In addition, changes to the relationship with sponsors and intermediaries for plans with less than $50 million in assets may be required if we do not want to be considered a fiduciary. Historically, the substantial majority of our earnings in the Retirement business have not come from IRA offerings, asset retention and consolidation activities, and plans with less than $50 million in assets.

•
Asset Management: Distributors may have specific product and pricing needs, and may request tailoring product offerings or pricing to support their compliance with the Rules. We also may need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary.

In June 2016, the United Kingdom is expected to hold a referendum on whether it should remain in the European Union. If the referendum is approved, the timing and terms of a United Kingdom exit from the European Union would then need to be determined, and we would need to evaluate the potential impact on our operations and investments in those jurisdictions.

For additional information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decision to raise short-term interest rates in December 2015. Our current reinvestment yields continue to be lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2017. The general account for these operations has approximately $177 billion of such assets (based on net carrying value) as of March 31, 2016. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of March 31, 2016, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $177 billion of fixed maturity securities and commercial mortgage loans are approximately $86 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%.

As of March 31, 2016, approximately 70% of these assets contain provisions for prepayment premiums. The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

As of March 31, 2016, these operations have approximately $174 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $53 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2016, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.7	$0.6	$0.4	$0.0	$0.0	$1.7
1.00% - 1.99%	1.5	11.0	4.1	0.9	0.1	17.6
2.00% - 2.99%	2.5	0.3	1.8	0.7	0.1	5.4
3.00% - 4.00%	26.3	0.8	0.2	0.2	0.0	27.5
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total	$31.8	$12.7	$6.5	$1.8	$0.2	$53.0
Percentage of total	60%	24%	12%	3%	1%	100%

Also included in the table above is approximately $1.4 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

These operations also have approximately $15 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $106 billion of the $174 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.75% for the period from April 1, 2016 through December 31, 2017, and credit spreads remain unchanged from levels as of March 31, 2016, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $15 million in 2016 and $69 million in 2017. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $53 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or any impact from other factors described below.

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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, during the first quarter of 2016, the Bank of Japan adopted a negative interest rate policy. As a result, the current reinvestment yields for certain blocks of business in our largest insurance operations are generally lower than the current portfolio yield supporting these blocks of business. As of March 31, 2016, our Japanese operations have $131 billion of insurance liabilities and policyholder account balances. Included in the $131 billion is approximately $22 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $8 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. The remaining $101 billion of insurance liabilities and policyholder account balances are predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. This asset/liability management program includes strategies similar to those described above for U.S. insurance operations excluding the Closed Block division.

Results of Operations

Net income attributable to Prudential Financial, Inc. for the first quarter of 2016 was $1,336 million compared to $2,036 million for the first quarter of 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$328	$529
Retirement	219	284
Asset Management	165	205
Total U.S. Retirement Solutions and Investment Management division	712	1,018
Individual Life	120	116
Group Insurance	26	30
Total U.S. Individual Life and Group Insurance division	146	146
International Insurance	779	834
Total International Insurance division	779	834
Corporate and Other operations	(312)	(253)
Total Corporate and Other	(312)	(253)
Total adjusted operating income before income taxes	1,325	1,745
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	1,418	1,662
Charges related to realized investment gains (losses), net(2)	(1,080)	(611)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	216	83
Change in experience-rated contractholder liabilities due to asset value changes(4)	(130)	(197)
Divested businesses(5):
Closed Block division	(73)	(22)
Other divested businesses	31	75
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	25	13
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,732	$2,748
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

(6)
Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on an after-tax U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income from continuing operations before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, primarily reflecting an unfavorable comparative impact from changes in the estimated profitability of the business due to market performance in relation to our assumptions. The decrease also reflected lower net asset-based fee income driven by lower average variable annuity account values.

Retirement. Segment results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, reflecting lower net investment spread results primarily driven by lower returns on non-coupon investments, a lower contribution from positive case experience, higher general and administrative expenses, net of capitalization and lower fee income.

Asset Management. Segment results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, primarily reflecting lower other related revenue, net of expenses, as well as lower asset management fees, net of expenses.

Individual Life. Segment results for the first quarter of 2016 increased in comparison to the first quarter of 2015, primarily reflecting the absence of integration costs, partially offset by higher general and administrative expenses primarily driven by business growth.

Group Insurance. Segment results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, reflecting a lower contribution from net investment spread results, primarily driven by lower returns on non-coupon investments, and higher expenses, partially offset by more net favorable comparative underwriting results.

International Insurance. Segment results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, primarily from a net unfavorable impact from foreign currency exchange rates. Excluding this impact, segment results increased slightly as new business growth, inclusive of the initial contribution from the Company’s indirect investment in AFP Habitat, was mostly offset by a lower contribution from net investment spreads and higher net expenses.

Corporate and Other operations. The results for the first quarter of 2016 in comparison to the first quarter of 2015 reflected increased losses, driven by higher levels of corporate expenses, lower net investment income, as well as lower income from our qualified pension plan.

Closed Block Division. The Closed Block division results for the first quarter of 2016 decreased in comparison to the first quarter of 2015, driven by net realized investment losses and lower net investment income, partially offset by a decrease in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues	$14,329	$15,552
Benefits and expenses	12,597	12,804
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	1,732	2,748
Income tax expense (benefit)	368	699
Income (loss) from continuing operations before equity in earnings of operating joint ventures	1,364	2,049
Equity in earnings of operating joint ventures, net of taxes	5	(3)
Income (loss) from continuing operations	1,369	2,046
Income (loss) from discontinued operations, net of taxes	0	0
Net income (loss)	1,369	2,046
Less: Income attributable to noncontrolling interests	33	10
Net income (loss) attributable to Prudential Financial, Inc.	$1,336	$2,036

Results of Operations

The decrease in “Income (loss) from continuing operations” for the first quarter of 2016 compared to the first quarter of 2015 reflected the following:

•
$592 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information).

•
$387 million lower net pre-tax realized gains for PFI excluding the Closed Block division and the impact of the hedging program associated with certain variable annuities discussed below, primarily reflecting net losses on fixed maturity securities related to trading activity and impairments as compared to net gains on fixed maturity securities in the first quarter of 2015 (see “—Realized Investment Gains (Losses)” for additional information); and

•
$159 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these decreases in “Income (loss) from continuing operations” were the following items:

•
$497 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information); and

•	$331 million favorable impact of lower tax expense reflecting lower pre-tax income in the current quarter compared to the year ago quarter.

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

Account Values. In managing our Individual Annuities and Retirement businesses, we analyze account values, which do not correspond to U.S. GAAP assets. Net sales (redemptions) in our Individual Annuities business and net additions (withdrawals) in our Retirement business do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

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

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2016, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$152,945	$158,664	$161,127
Sales	2,017	2,227	8,570
Surrenders and withdrawals	(1,779)	(2,196)	(7,998)
Net sales	238	31	572
Benefit payments	(443)	(488)	(1,865)
Net flows	(205)	(457)	(1,293)
Change in market value, interest credited and other activity	850	3,812	(3,547)
Policy charges	(857)	(892)	(3,554)
Ending total account value	$152,733	$161,127	$152,733
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $149.2 billion and $157.6 billion as of March 31, 2016 and 2015, respectively. Fixed annuity account values were $3.5 billion as of both March 31, 2016 and 2015.

The decrease in account values as of March 31, 2016, compared to March 31, 2015, was largely driven by contract charges on contractholder accounts, unfavorable changes in the market value of contractholder funds and benefit payments. These negative impacts were partially offset by positive net sales over the last twelve months.

The increase in net sales for the three months ended March 31, 2016, compared to the prior year period reflects lower surrenders and withdrawals partially offset by lower gross sales. The decline in gross sales was largely driven by decreased sales of our Prudential Premier® Retirement Variable Annuity with “highest daily” benefit riders, partially offset by an increase in sales of our Prudential Defined Income Variable Annuity (“PDI”) products as a result of product enhancements.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues	$1,109	$1,187
Benefits and expenses	781	658
Adjusted operating income	328	529
Realized investment gains (losses), net, and related adjustments	2,359	1,409
Related charges	(926)	(453)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,761	$1,485

Adjusted Operating Income

Adjusted operating income decreased $201 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $42 million. The decrease was driven by lower asset-based fee income, net of a related decrease in asset-based commissions, due to a decline in average variable annuity account values.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net charge of $53 million and a net benefit of $106 million in the first quarter of 2016 and 2015, respectively. The net charge in the first quarter of 2016 primarily reflected the impact of unfavorable fund performance relative to indices, as well as the net impact of equity market performance on contractholder accounts relative to our assumptions. The net benefit in the first quarter of 2015 primarily reflected favorable equity market performance, which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased $78 million, primarily driven by a decrease in policy charges and fee income, asset management and service fees and other income, due to a decline in average account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $123 million. Excluding the $159 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $36 million. Amortization of DAC decreased $11 million primarily driven by lower fee income, as discussed above. General and administrative expenses, net of capitalization, decreased $10 million driven by lower asset-based commissions and lower asset management costs due to lower average account values, partially offset by higher operating expenses. Interest expense decreased $7 million, driven by lower debt, and interest credited to policyholders’ account balances decreased $7 million driven by lower average account values.

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

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced new products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

Through March 31, 2016, we reinsured living benefit guarantees on certain variable annuity living benefit riders and certain retirement products from our domestic statutory life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”) which is the legal entity in which we executed our living benefit hedging program. Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders and certain retirement products that were previously reinsured to Pruco Re, and began managing all of these product risks in certain of our domestic statutory life insurance companies. For additional information regarding Pruco Re and the recapture, see “—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” and “—Liquidity and Capital Resources—Liquidity—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

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

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	March 31, 2016		December 31, 2015		March 31, 2015
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both hedging program and automatic rebalancing(2)	$105,379	71%	$106,018	71%	$113,118	72%
Hedging program only	9,739	6%	9,994	7%	11,305	7%
Automatic rebalancing only	1,320	1%	1,393	1%	1,679	1%
External reinsurance(3)	1,893	1%	1,513	1%	0	0%
PDI	5,590	4%	4,664	3%	3,292	2%
Other Products	2,780	2%	2,870	2%	3,271	2%
Total living benefit/GMDB features	$126,701		$126,452		$132,665
GMDB features and other(4):	22,545	15%	22,989	15%	24,887	16%
Total variable annuity account value	$149,246		$149,441		$157,552
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our hedging program, and have an automatic rebalancing feature.

(3)	Represents contracts subject to reinsurance transaction with external counterparty effective April 1, 2015. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The risk profile of our variable annuity account values as of the periods above reflect our product risk diversification strategy and the runoff of legacy products over time.

Variable Annuity Hedging Program Results

Under U.S. GAAP, the liability for certain living benefit features is accounted for as an embedded derivative and recorded at fair value, based on assumptions a market participant would use in valuing these features. The fair value is calculated as the present value of future expected benefit payments to contractholders less the present value of future rider fees attributable to the applicable living benefit features using option pricing techniques. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

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

	As of March 31, 2016	As of December 31, 2015
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$11.0	$8.4
Less: NPR Adjustment	(12.2)	(8.9)
Embedded derivative liability as defined by U.S. GAAP, excluding NPR	23.2	17.3
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	7.0	6.4
Hedge target liability (contra-liability)	$16.2	$10.9

We seek to offset the changes in our hedge target by entering into a range of exchange-traded, cleared and over-the-counter (“OTC”) equity and interest rate derivatives to hedge certain capital market risks present in our hedge target. The instruments include, but are not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The following table sets forth the market and notional values of these instruments as of the periods indicated.

	As of March 31, 2016				As of December 31, 2015
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$1.7	$0.0	$4.0	$0.0	$0.1	$0.0	$0.8	$0.0
Swaps(1)	17.9	(0.6)	86.1	9.6	17.2	(0.1)	91.7	6.2
Options	5.5	0.0	12.1	0.5	5.0	0.0	14.4	0.2
Total	$25.1	$(0.6)	$102.2	$10.1	$22.3	$(0.1)	$106.9	$6.4
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

	Three Months Ended March 31,
	2016	2015
	(1) (in millions)
Hedge Program Results:
Change in value of hedge target(2)	$(5,039)	$(2,415)
Change in fair value of hedge positions	4,677	2,417
Net hedging impact(3)	$(362)	$2
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$(362)	$2
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(4)	(667)	(431)
Change in the NPR adjustment	3,378	1,808
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	2,349	1,379
Related benefit (charge) to amortization of DAC and other costs	(932)	(459)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$1,417	$920
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Attributed fees received for the three months ended March 31, 2016 and 2015 were approximately $255 million and $244 million, respectively, and were included in “Change in value of hedge target.”

(3)
Excludes $(1,135) million and $(657) million for the three months ended March 31, 2016 and 2015, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net impacts of $1,417 million and $920 million for the first quarter of 2016 and 2015, respectively, were primarily driven by declining interest rates in both periods which drove increases in the base embedded derivative liability before NPR, and corresponding increases in the NPR adjustment. The widening of our NPR credit spreads also contributed to the increase in the NPR adjustment for both periods. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The first quarter of 2016 reflected a net realized loss from these items, driven by unfavorable liability basis and fund underperformance relative to indices. In the first quarter of 2015, fund outperformance relative to indices and favorable liability basis essentially offset losses related to volatility movements. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs for both periods.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues	$1,893	$2,478
Benefits and expenses	1,674	2,194
Adjusted operating income	219	284
Realized investment gains (losses), net, and related adjustments	(23)	409
Related charges	(1)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	322	27
Change in experience-rated contractholder liabilities due to asset value changes	(236)	(141)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$281	$578

Effective January 1, 2016, the financial results of our Retirement segment include the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings from longevity reinsurance contracts are translated at fixed currency exchange rates. The fixed rates are designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. The impact of this intercompany arrangement is immaterial to the segment’s operating results.

Adjusted Operating Income

Adjusted operating income decreased $65 million, primarily driven by lower net investment spread results, a lower contribution from positive case experience, higher general and administrative expenses, net of capitalization and lower fee income. The decrease in net investment spread results primarily reflected lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in full service account values and significant pension risk transfer transactions, higher invested assets and the impact of crediting rate reductions on full service general account stable value account values. The lower contribution from positive case experience reflected less favorable mortality for pension risk transfer contracts. The increase in general and administrative expenses, net of capitalization, was driven by business growth while the decrease in fee income primarily reflected lower margins on full service account values.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased $585 million. Premiums decreased $545 million, primarily driven by a pension risk transfer transaction in the prior year quarter, partially offset by ongoing premiums assumed for longevity reinsurance contracts. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income decreased $22 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values primarily from significant pension risk transfer transactions and higher invested assets. Policy charges and fee income, asset management and service fees and other income decreased $18 million, primarily driven by lower fee income from lower margins on full service account values

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $520 million. Policyholders’ benefits, including the change in policy reserves, decreased $508 million, primarily related to the decrease in premiums discussed above. Interest credited to policyholders’ account balances decreased $16 million primarily driven by the impact of crediting rate reductions on full service general account stable value account values, partially offset by growth in account values.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016
	(in millions)
Full Service:
Beginning total account value	$188,961	$184,196	$188,145
Deposits and sales	6,656	6,314	26,026
Withdrawals and benefits	(5,286)	(6,229)	(20,616)
Change in market value, interest credited and interest income and other activity	622	3,864	(2,602)
Ending total account value	$190,953	$188,145	$190,953
Net additions (withdrawals)	$1,370	$85	$5,410
Institutional Investment Products:
Beginning total account value	$179,964	$179,641	$177,120
Additions(1)	2,061	969	16,664
Withdrawals and benefits	(2,783)	(3,495)	(14,676)
Change in market value, interest credited and interest income	2,198	1,629	4,045
Other(2)	(621)	(1,624)	(2,334)
Ending total account value	$180,819	$177,120	$180,819
Net additions (withdrawals)	$(722)	$(2,526)	$1,988
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

The increase in full service account values as of March 31, 2016, compared to March 31, 2015, primarily reflected the impact of net additions, partially offset by unfavorable changes in the market value of customer funds over the past twelve months. The increase in net additions for the three months ended March 31, 2016, compared to the prior year period was driven by lower plan lapses and net participant deposits in the current period compared to net participant withdrawals in the prior period.

The increase in institutional investment products account values as of March 31, 2016, compared to March 31, 2015, reflected net additions resulting from significant pension risk transfer transactions and a bank-owned life insurance stable value transaction, partially offset by net withdrawals of investment-only stable value accounts over the past twelve months. Also contributing to higher account values were increases in the market value of customer funds driven by declines in fixed income yields, partially offset by an unfavorable impact from foreign currency fluctuations on longevity reinsurance account values. The decrease in net withdrawals for the three months ended March 31, 2016, compared to the prior year period was primarily driven by net additions in investment-only stable value accounts in the current period compared to net withdrawals in the prior period.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues	$706	$733
Expenses	541	528
Adjusted operating income	165	205
Realized investment gains (losses), net, and related adjustments	8	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	31	5
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$204	$216

Effective January 1, 2016, the financial results of our Asset Management segment include the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. The impact of this intercompany arrangement is immaterial to the segment’s operating results.

Adjusted Operating Income

Adjusted operating income decreased $40 million. The decrease primarily reflected lower other related revenue, net of expenses, primarily resulting from the absence of outperformance and a legacy asset-related gain in strategic investing results recognized in the first quarter of 2015 and lower market-related net performance-based incentive fees recognized in the first quarter of 2016. The decrease also reflected lower asset management fees, net of expenses, from a decline in average equity assets under management as a result of market depreciation and outflows in the current quarter, partially offset by strong third-party fixed income flows.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$242	$228
Retail customers(1)	169	189
General account	113	113
Total asset management fees	524	530
Other related revenues by source:
Incentive fees	45	31
Transaction fees	3	5
Strategic investing	4	16
Commercial mortgage(2)	19	20
Total other related revenues(3)	71	72
Service, distribution and other revenues(4)	111	131
Total revenues	$706	$733
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $21 million and $19 million for the three months ended March 31, 2016 and 2015.

Revenues, as shown in the table above, under “—Operating Results,” decreased $27 million. Service, distribution and other revenues decreased $20 million reflecting lower service and business fees, as well as the reclassification of fees from net investment income to asset management fees related to the deconsolidation of certain funds as a result of the adoption of the consolidation accounting standard update. Strategic investing decreased $12 million, primarily reflecting a gain on the sale of an investment in the prior year. Asset management fees decreased $6 million, primarily as a result of market depreciation and equity asset outflows, partially offset by the reclassification of fees from the deconsolidation of certain funds, as discussed above. Partially offsetting these decreases was a $14 million increase in gross performance-based incentive fees primarily related to certain fixed income funds; however, net incentive fees declined primarily due to expenses related to performance-based incentive fees, as noted below.

Expenses, as shown in the table above under “—Operating Results,” increased $13 million, reflecting higher performance-based incentive fees to noncontrolling interests and higher professional fees including costs associated with technology initiatives.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2016	December 31, 2015	March 31, 2015
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$59.2	$59.9	$65.4
Fixed income	304.1	289.9	278.7
Real estate	40.3	39.3	36.8
Institutional customers(1)	403.6	389.1	380.9
Retail customers:
Equity	116.0	121.4	129.7
Fixed income	80.5	73.7	66.4
Real estate	2.1	2.2	2.3
Retail customers(2)	198.6	197.3	198.4
General account:
Equity	6.4	7.4	8.1
Fixed income	392.4	367.5	372.5
Real estate	2.0	1.8	1.8
General account	400.8	376.7	382.4
Total assets under management	$1,003.0	$963.1	$961.7
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$389.1	$370.0	$380.9
Net additions (withdrawals), excluding money market activity:
Third-party	(2.6)	3.7	14.9
Affiliated	1.3	(0.7)	(2.8)
Total	(1.3)	3.0	12.1
Market appreciation (depreciation)	13.7	7.7	8.6
Other increases (decreases)(1)	2.1	0.2	2.0
Ending Assets Under Management	$403.6	$380.9	$403.6
Retail Customers:
Beginning Assets Under Management	$197.3	$186.1	$198.4
Net additions (withdrawals), excluding money market activity:
Third-party	(0.5)	4.0	(3.7)
Affiliated	1.5	2.8	7.9
Total	1.0	6.8	4.2
Market appreciation (depreciation)	(0.4)	5.8	(4.8)
Other increases (decreases)(1)	0.7	(0.3)	0.8
Ending Assets Under Management	$198.6	$198.4	$198.6
General Account:
Beginning Assets Under Management	$376.7	$377.4	$382.4
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	0.7	(1.1)	0.7
Total	0.7	(1.1)	0.7
Market appreciation (depreciation)	15.0	5.3	8.2
Other increases (decreases)(1)	8.4	0.8	9.5
Ending Assets Under Management	$400.8	$382.4	$400.8
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $6.7 billion and losses of $0.6 billion for the three months ended March 31, 2016 and 2015, respectively, and gains of $5.6 billion for the twelve months ended March 31, 2016.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2016	2015
	(in millions)
Co-Investments:
Real estate	$197	$252
Fixed income	167	150
Seed Investments:
Real estate	55	33
Public equity	279	280
Fixed income	212	163
Total	$910	$878

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues	$1,366	$1,351
Benefits and expenses	1,246	1,235
Adjusted operating income	120	116
Realized investment gains (losses), net, and related adjustments	312	294
Related charges	(180)	(148)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$252	$262

Adjusted Operating Income

Adjusted operating income increased $4 million. The increase primarily reflected the absence of costs associated with the integration of the Hartford Life Business, partially offset by an increase in general and administrative expenses primarily driven by business growth.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $15 million. Net investment income increased $33 million primarily reflecting higher invested assets resulting from continued business growth, partially offset by lower income on non-coupon investments. Partially offsetting these increases was a $22 million decrease in premiums, primarily driven by higher reinsurance premiums which were mostly offset by reserve changes in Policyholders’ benefits.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $11 million. Policyholders’ benefits and interest credited to account balances increased $8 million primarily reflecting universal life business growth, partially offset by reserve changes for reinsurance premiums discussed above. Interest expense increased $7 million due to higher reserve financing costs. General and administrative expenses, net of capitalization, increased $5 million primarily driven by business growth, partially offset by the absence of costs associated with the Hartford Life Business. Partially offsetting these increases was a $9 million decrease in the amortization of DAC, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$8	$40	$48	$8	$41	$49
Guaranteed Universal Life(1)	7	44	51	7	33	40
Other Universal Life(1)	8	12	20	3	14	17
Variable Life	6	20	26	7	11	18
Total	$29	$116	$145	$25	$99	$124
__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 13% and 9% of Guaranteed Universal Life and 5% and 9% of Other Universal Life annualized new business premiums for the three months ended March 31, 2016 and 2015, respectively.

Annualized new business premiums increased $21 million, primarily driven by improved distribution execution and the continued impact of pricing actions and product enhancements in both universal and variable life.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues	$1,320	$1,277
Benefits and expenses	1,294	1,247
Adjusted operating income	26	30
Realized investment gains (losses), net, and related adjustments	0	29
Related charges	0	(1)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$26	$58
Benefits ratio(1):
Group life	89.4%	92.8%
Group disability	82.2%	72.2%
Total group insurance	88.1%	89.4%
Administrative operating expense ratio(2):
Group life	10.8%	10.6%
Group disability	31.9%	32.7%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Adjusted operating income decreased $4 million, primarily reflecting a lower contribution from net investment spread results, driven by lower returns on non-coupon investments, less favorable underwriting results in our group disability business and higher expenses, net of fees. These decreases were partially offset by more favorable underwriting results in our group life business. The underwriting results in our group disability business reflect the impact of lower claim resolutions on long-term contracts and higher benefits resulting from other claims-related charges, partially offset by the impact of new business. The underwriting results in our group life business reflect a favorable impact from a reserve refinement, a reduction in run-off of claims from lapsed cases and the impact of new business.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $43 million. The increase reflected $60 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses, partially offset by a $19 million decrease in other income driven by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $47 million primarily from a $37 million increase in policyholders’ benefits, including the change in reserves. This increase was driven by lower claim resolutions on long-term contracts in our group disability business and the impact of new business for both our group life and disability businesses.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Annualized new business premiums(1):
Group life	$232	$131
Group disability	79	31
Total	$311	$162
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums increased $149 million primarily driven by sales to new clients for both our group life and group disability businesses in the first quarter of 2016.

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

The operations of our International Insurance division are subject to currency fluctuations that can materially affect our U.S. dollar-equivalent earnings from period to period, even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The foreign currency income hedging program is primarily associated with our insurance operations in Japan and Korea.

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, we implemented a structure in Gibraltar Life in the first quarter of 2015 that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments.

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

	March 31, 2016	December 31, 2015
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.8	$1.9
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	13.0	13.0
Other	0.1	0.1
Subtotal	13.1	13.1
Dual currency and synthetic dual currency investments(3)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.9	13.9
Total hedges	$15.7	$15.8
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $31.3 billion and $30.5 billion as of March 31, 2016 and December 31, 2015, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Foreign currency income hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the three months ended March 31, 2016, approximately 34% of the segment’s earnings were yen-based and, as of March 31, 2016, we have hedged 100% of expected yen-based earnings for 2016 and 84% and 40% of expected yen-based earnings for 2017 and 2018, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2016 and 2015 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 106 and 91 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1100 and 1120 Korean won per U.S. dollar, respectively. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$27	$80
Corporate and Other operations:
Impact of intercompany arrangement(1)	(27)	(80)
Settlement gains (losses) on forward currency contracts	36	83
Net benefit (detriment) to Corporate and Other operations	9	3
Net impact on consolidated revenues and adjusted operating income	$36	$83
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

The notional amount of these forward currency contracts was $2.4 billion as of both March 31, 2016 and December 31, 2015, of which $1.8 billion and $1.9 billion, respectively, were related to our Japanese insurance operations.

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

As discussed above, we have implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $5.1 billion as of December 31, 2015, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 7% of the $5.1 billion balance will be recognized throughout the remainder of 2016 and approximately 8% will be recognized in 2017, with the remainder primarily recognized over the following ten years. As of March 31, 2016, the remaining net cumulative unrealized investment gains balance related to these assets was $4.9 billion.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,559	$2,442
Gibraltar Life and Other operations	2,485	2,464
Total revenues	5,044	4,906
Benefits and expenses:
Life Planner operations	2,149	2,003
Gibraltar Life and Other operations	2,116	2,069
Total benefits and expenses	4,265	4,072
Adjusted operating income:
Life Planner operations	410	439
Gibraltar Life and Other operations	369	395
Total adjusted operating income	779	834
Realized investment gains (losses), net, and related adjustments(1)	507	440
Related charges	(5)	(23)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(106)	56
Change in experience-rated contractholder liabilities due to asset value changes	106	(56)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	8
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,273	$1,259
__________

(1)	Includes gains (losses) from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched, as discussed above.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations decreased $29 million, including a net unfavorable impact of $30 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $1 million, as growth of business in force driven by sales results and continued strong persistency in Japan was offset by less favorable mortality experience, higher expenses, including those supporting business growth, and lower net investment spreads.

Adjusted operating income from our Gibraltar Life and Other operations decreased $26 million including an unfavorable impact of $28 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income from our Gibraltar Life and Other operations increased $2 million as the impacts from the growth of business in force, driven by sales results, continued strong persistency and one month’s contribution from the Company’s recent indirect investment in AFP Habitat in Chile, along with favorable mortality experience were offset by a lower contribution from net investment spreads, primarily from lower income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $117 million including a net unfavorable impact of $48 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $165 million. This increase was primarily driven by higher premiums and policy charges and fee income of $120 million related to the growth of business in force, as discussed above. Net investment income increased $42 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $146 million including a net favorable impact of $18 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $164 million. Policyholder benefits, including changes in reserves, increased $125 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $28 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $21 million including a net unfavorable impact of $30 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $51 million, driven by a $43 million increase in premiums and policy charges and fee income due to business growth, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations increased $47 million including a net favorable impact of $2 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $49 million driven by an increase of $47 million in policyholder benefits, including changes in reserves, related to business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$335	$316
Gibraltar Life	409	357
Total	$744	$673
On a constant exchange rate basis:
Life Planner operations	$356	$326
Gibraltar Life	425	369
Total	$781	$695

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

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$208	$32	$96	$20	$356	$201	$30	$82	$13	$326
Gibraltar Life:
Life Consultants	94	15	27	33	169	78	17	33	25	153
Banks(2)	128	0	22	49	199	111	1	3	42	157
Independent Agency	27	4	13	13	57	21	5	17	16	59
Subtotal	249	19	62	95	425	210	23	53	83	369
Total	$457	$51	$158	$115	$781	$411	$53	$135	$96	$695
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 4% and 49%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2016, and 6% and 47%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2015.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $30 million. The increase primarily reflects growth in Life Planner headcount and productivity in our Japan operation, which resulted in an increase in sales of yen-denominated term life products and U.S. dollar-denominated retirement and whole life products. Lower sales of certain life protection products in our Korean operation were partially offset by higher sales in our Brazilian operation across various product lines.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $56 million. Bank channel sales increased $42 million primarily driven by higher sales of U.S. dollar-denominated whole life and retirement products. Life Consultant sales increased $16 million as higher sales of certain U.S. dollar-denominated whole life and annuity products were partially offset by lower sales of Australian dollar-denominated retirement and annuity products. Independent Agency sales declined $2 million as lower sales of Australian dollar-denominated annuity and retirement products were partially offset by higher U.S. dollar-denominated whole life products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating results:
Capital debt interest expense	$(174)	$(192)
Operating debt interest expense, net of investment income	(4)	35
Pension and employee benefits	20	32
Other corporate activities(1)	(154)	(128)
Adjusted operating income	(312)	(253)
Realized investment gains (losses), net, and related adjustments	(1,745)	(925)
Related charges	32	15
Divested businesses	31	75
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	0
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,992)	$(1,088)
__________

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $59 million. Operating debt interest expense, net of investment income, increased $39 million, reflecting lower net investment income due to lower levels of invested assets, from asset transfers to other business segments, as well as higher operating debt interest expense due to the reassignment of capital debt to operating debt. Net charges from other corporate activities increased $26 million reflecting higher legal costs and other corporate expenses. Results from pension and employee benefits decreased $12 million, primarily reflecting lower income from our qualified pension plan driven by lower plan asset values as well as the unfavorable impact of higher interest costs on the plan obligation due to the increase in interest rates in 2015. Capital debt interest expense decreased $18 million, primarily from the reassignment of capital debt to operating debt, as discussed above.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $1,445 million and $852 million for the three months ended March 31, 2016 and 2015, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Long-Term Care	$33	$56
Other	(2)	19
Total divested businesses income (loss) excluded from adjusted operating income	$31	$75

Long-Term Care. Results for the three months ended March 31, 2016 decreased compared to the prior year period, primarily reflecting lower non-coupon investment income, as well as unfavorable policy experience.

Other. Results for the three months ended March 31, 2016 decreased compared to the prior year period, primarily driven by a gain on the sale of a real estate limited partnership interest of our former Financial Advisory business in the prior year.

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

As of March 31, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,442 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,809 million at March 31, 2016, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,

	2016	2015
	(in millions)
U.S. GAAP results:
Revenues	$1,129	$1,719
Benefits and expenses	1,202	1,741
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(73)	$(22)

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $51 million. Results for the first quarter of 2016 reflected a $471 million increase in net realized investment losses primarily due to less favorable changes in the value of derivatives used in risk management activities, lower gains from sales of fixed maturities and unfavorable equity market performance. Net investment income decreased $97 million primarily due to lower returns on non-coupon investments and lower reinvestment rates. As a result of the above and other variances, a $252 million reduction in the policyholder dividend obligation was recorded in the first quarter of 2016, compared to a $275 million increase in the first quarter of 2015. As noted above, as of March 31, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,442 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased $590 million, primarily driven by a $471 million increase in net realized investment losses and a $97 million decrease in net investment income, as discussed above. In addition, premiums declined $12 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $539 million, primarily driven by a $516 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $364 million in the first quarter of 2016, compared to $699 million in the first quarter of 2015. The decreased expense was primarily due to a decrease in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the current quarter compared to the year ago quarter.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was less than $1 million for both the three months ended March 31, 2016 and 2015.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$322	$27
Derivatives	(108)	110
Commercial mortgages and other loans	(3)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(236)	(141)
Net gains (losses)	$(25)	$(1)
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(106)	$56
Change in experience-rated contractholder liabilities due to asset value changes	106	(56)
Net gains (losses)	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$216	$83
Derivatives	(108)	110
Commercial mortgages and other loans	(3)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(130)	(197)
Net gains (losses)	$(25)	$(1)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of less than $1 million and $1 million as of March 31, 2016 and 2015, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $39 million and $5 million for the three months ended March 31, 2016 and 2015, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of March 31, 2016				As of December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for-sale	$275,106	$5,839	$39,423	$1,135	$252,528	$4,598	$37,795	$1,022
Trading account assets:
Fixed maturities	24,098	880	175	0	29,091	840	176	0
Equity securities	2,134	493	120	88	2,240	537	112	52
All other(3)	2,872	1	0	0	3,361	5	0	0
Subtotal	29,104	1,374	295	88	34,692	1,382	288	52
Equity securities, available-for-sale	6,827	283	2,573	9	6,547	264	2,727	2
Commercial mortgage and other loans	286	0	0	0	274	0	0	0
Other long-term investments(1)	172	19	0	0	172	39	10	10
Short-term investments	2,708	0	395	0	6,270	0	1,217	0
Cash equivalents	16,522	0	1,887	0	13,143	0	1,065	0
Other assets	45	36	0	0	16	7	0	0
Subtotal excluding separate account assets	330,770	7,551	44,573	1,232	313,642	6,290	43,102	1,086
Separate account assets(1)	255,573	2,168	0	0	259,909	1,995	0	0
Total assets	$586,343	$9,719	$44,573	$1,232	$573,551	$8,285	$43,102	$1,086
Future policy benefits	$11,069	$11,069	$0	$0	$8,434	$8,434	$0	$0
Other liabilities(3)	436	2	1	0	32	2	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	2,946	2,946	0	0	8,597	8,597	0	0
Total liabilities	$14,451	$14,017	$1	$0	$17,063	$17,033	$1	$0
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(2)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.7% and 2.8%, respectively, as of March 31, 2016, and 1.4% and 2.5%, respectively, as of December 31, 2015.

(3)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 exclude the impact of netting.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.9 billion of public fixed maturities as of March 31, 2016 with values primarily based on indicative broker quotes, and approximately $1.8 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Separate Account Assets

Separate account assets included in Level 3 primarily include corporate securities and commercial mortgage loans. The valuation of corporate securities are determined as described above for fixed maturity and equity securities. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information on the valuation of commercial mortgage loans. Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $11.1 billion as of March 31, 2016. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Effective January 1, 2016, the Company classifies fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investment gains (losses), net.” The impact of this change was immaterial.

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding OTTI for fixed maturity and equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,979	$1,988
Closed Block division	(98)	373
Consolidated realized investment gains (losses), net	$1,881	$2,361
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$(32)	$360
Equity securities	(5)	45
Commercial mortgage and other loans	25	9
Derivative instruments	2,027	1,545
Other	(36)	29
Total	$1,979	$1,988
Related adjustments	(561)	(326)
Realized investment gains (losses), net, and related adjustments	1,418	1,662
Related charges	(1,080)	(611)
Realized investment gains (losses), net, and related charges and adjustments	$338	$1,051
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$(41)	$108
Equity securities	33	76
Commercial mortgage and other loans	2	2
Derivative instruments	(83)	193
Other	(9)	(6)
Total	$(98)	$373

2016 to 2015 Three Month Comparison

PFI excluding Closed Block Division

Net realized investment gains were $1,979 million and $1,988 million in the first quarter of 2016 and 2015, respectively.

Net realized losses on fixed maturity securities were $32 million in the first quarter of 2016, compared to net realized gains on fixed maturity securities of $360 million in the first quarter of 2015, as set forth in the following table:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—PFI excluding Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$253	$408
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(77)	(4)
Gross losses on sales and maturities(1)	(205)	(41)
Credit related losses on sales	(3)	(3)
Total gross realized investment losses	(285)	(48)
Realized investment gains (losses), net—Fixed Maturity Securities	$(32)	$360
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$48	$367
 __________

(1)
Amounts exclude OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer. During 2016, fixed maturity prepayment gains were reclassified to “Net investment income.” Prior periods were not restated.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $48 million and $367 million in the first quarter of 2016 and 2015, respectively primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. The net gain in the first quarter of 2016 included net trading losses of approximately $180 million on sales of securities within the energy sector. The net gains also included $77 million and $4 million of OTTI in the first quarter of 2016 and 2015, respectively. See “—Results of Operations by Segment—International Insurance Division” above. See below for additional information regarding the OTTI of fixed maturity securities.

Net realized losses on equity securities were $5 million in the first quarter of 2016, primarily driven by OTTI of $8 million, partially offset by net gains on sales of equity securities of $3 million. Net realized gains on equity securities were $45 million in the first quarter of 2015 and included net gains on sales of equity securities of $50 million, primarily within our Retirement segment, partially offset by OTTI of $5 million in 2015. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans were $25 million and $9 million in the first quarter of 2016 and 2015, respectively, primarily driven by a net decrease in the loan loss reserve of $13 million and $3 million, respectively. For additional information regarding our commercial mortgage and other loan loss reserves see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on other investments were $36 million in the first quarter of 2016 primarily driven by other-than-temporary impairments of $24 million on joint ventures and limited partnerships. Net realized gains on other investments were $29 million in the first quarter of 2015 and included a $25 million gain related to the sale of a real estate investment and a $18 million gain on the sale of a real estate partnership interest. These gains were partially offset by OTTI of $19 million on joint ventures and limited partnerships.

Net realized gains on derivatives were $2,027 million and $1,545 million in the first quarter of 2016 and 2015, respectively. The net gains in the first quarter of 2016 primarily reflect $1,092 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; $795 million of gains on interest rate derivatives used to manage duration as interest rates decreased; and $39 million of gains primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”) which are accounted for as derivatives. The net derivative gains in 2015 primarily reflect $724 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also contributing were $448 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $367 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies and $40 million of gains primarily representing the fees earned on fee-based synthetic GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2016 include net negative related adjustments of $561 million driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net.” The net negative related adjustment also reflects settlements on interest rate and currency derivatives. Results for the first quarter of 2015 include net negative related adjustments of $326 million driven by settlements on interest rate and currency derivatives.

 Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the first quarter of 2016 include a net related charge of $1,080 million, compared to a net related charge of $611 million for the first quarter of 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

During the first quarter of 2016, we recorded OTTI of $109 million in earnings, compared to $28 million in the first quarter of 2015. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2016	2015
	(in millions)
OTTI recorded in earnings—PFI excluding Closed Block Division(1)
Public fixed maturity securities	$36	$3
Private fixed maturity securities	41	1
Total fixed maturity securities	77	4
Equity securities	8	5
Other invested assets(2)	24	19
Total	$109	$28
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Three Months Ended March 31,
	2016	2015
	(in millions)
OTTI on fixed maturity securities recorded in earnings—PFI excluding Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$52	$4
Due to other accounting guidelines(3)	25	0
Total	$77	$4
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

(3)	Primarily represents circumstances where securities are being actively marketed for sale by the company, and securities with losses from foreign currency exchange rate movements approach maturity.

Fixed maturity security OTTI in the first quarter of 2016 were concentrated in the energy, basic industry, and technology sectors within corporate securities. Fixed maturity security OTTI in the first quarter of 2015 were concentrated in the consumer cyclical and capital goods sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values.

Other invested assets OTTI in both the first quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy sector.

Closed Block Division

Net realized investment losses were $98 million in the first quarter 2016 compared to net realized investment gains of $373 million in the first quarter of 2015.

Net realized losses on fixed maturity securities were $41 million in the first quarter of 2016 compared to net realized gains of $108 million in the first quarter of 2015, as set forth in the following table.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Realized investment gains (losses), net—Fixed Maturity Securities—Closed Block Division
Gross realized investment gains:
Gross gains on sales and maturities(1)	$42	$125
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(49)	(4)
Gross losses on sales and maturities(1)	(31)	(13)
Credit related losses on sales	(3)	0
Total gross realized investment losses	(83)	(17)
Realized investment gains (losses), net—Fixed Maturity Securities	$(41)	$108
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$11	$112
__________

(1)
Amounts exclude OTTI and credit related losses through sales of investments due to expected near term credit conditions of an underlying issuer. During 2016, fixed maturity prepayment gains were reclassified to “Net investment income.” Prior periods were not restated.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net gains on sales and maturities of fixed maturity securities were $11 million and $112 million in the first quarter of 2016 and 2015, respectively. Net gains in the first quarter of 2016 were partially offset by net trading losses on sales of securities within the energy sector.

Net realized gains on equity securities were $33 million and $76 million in the first quarter of 2016 and 2015, respectively, primarily driven by net gains on sales. See below for additional information regarding OTTI of equity securities.

Net realized losses on derivatives were $83 million in the first quarter of 2016, compared to net realized gains of $193 million in the first quarter of 2015. Derivative losses in the first quarter of 2016 primarily reflect $57 million of losses on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and other currencies; and $27 million of losses on the net-short treasury futures used to manage duration as its interest rates decreased. Derivative gains in 2015 primarily reflect $176 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies. Also contributing were $14 million of gains on interest rate derivatives used to manage duration as interest rates decreased.

During the first quarter of 2016, we recorded OTTI of $60 million in earnings, compared to $11 million in the first quarter of 2015. The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended March 31,
	2016	2015
	(in millions)
OTTI recorded in earnings—Closed Block Division(1)
Public fixed maturity securities	$10	$2
Private fixed maturity securities	39	2
Total fixed maturity securities	49	4
Equity securities	3	1
Other invested assets(2)	8	6
Total	$60	$11
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Includes OTTI relating to investments in joint ventures and partnerships.

	Three Months Ended March 31,
	2016	2015
	(in millions)
OTTI on fixed maturity securities recorded in earnings—Closed Block Division(1)
Due to credit events or adverse conditions of the respective issuer(2)	$48	$4
Due to other accounting guidelines	1	0
Total	$49	$4
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

Fixed maturity security OTTI in the first quarter of 2016 were concentrated in the energy, transportation and communications sectors within corporate securities. Fixed maturity security OTTI in the first quarter of 2015 were concentrated in the capital goods and consumer cyclical sectors within corporate securities. In both periods these OTTI primarily reflect adverse financial conditions of the respective issuers.

Equity security OTTI in both the first quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the first quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships primarily in the energy sector.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans and non-coupon investments, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership and seed money in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division as of the dates indicated.

	March 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$238,657	65.5%	$24,935	$263,592
Public, held-to-maturity, at amortized cost	1,917	0.5	0	1,917
Private, available-for-sale, at fair value	36,262	9.9	14,489	50,751
Private, held-to-maturity, at amortized cost	494	0.1	0	494
Trading account assets supporting insurance liabilities, at fair value	21,447	5.9	0	21,447
Other trading account assets, at fair value	1,610	0.4	294	1,904
Equity securities, available-for-sale, at fair value	6,814	1.9	2,574	9,388
Commercial mortgage and other loans, at book value	40,775	11.2	9,695	50,470
Policy loans, at outstanding balance	7,042	1.9	4,763	11,805
Other long-term investments(1)	6,927	1.9	2,942	9,869
Short-term investments	2,833	0.8	646	3,479
Total general account investments	364,778	100.0%	60,338	425,116
Invested assets of other entities and operations(2)	7,304		0	7,304
Total investments	$372,082		$60,338	$432,420

	December 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,628	63.1%	$23,505	$240,133
Public, held-to-maturity, at amortized cost	1,834	0.5	0	1,834
Private, available-for-sale, at fair value	35,767	10.4	14,290	50,057
Private, held-to-maturity, at amortized cost	474	0.1	0	474
Trading account assets supporting insurance liabilities, at fair value	20,522	6.0	0	20,522
Other trading account assets, at fair value	1,561	0.5	288	1,849
Equity securities, available-for-sale, at fair value	6,537	1.9	2,726	9,263
Commercial mortgage and other loans, at book value	40,486	11.8	9,771	50,257
Policy loans, at outstanding balance	6,867	2.0	4,790	11,657
Other long-term investments(1)	6,549	1.9	2,921	9,470
Short-term investments	6,250	1.8	1,467	7,717
Total general account investments	343,475	100.0%	59,758	403,233
Invested assets of other entities and operations(2)	13,959		0	13,959
Total investments	$357,434		$59,758	$417,192
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2016 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, the translation impact of the yen strengthening against the U.S. dollar and the reinvestment of net investment income and net business inflows. The general account investments attributable to the Closed Block division increased in the first three months of 2016, primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of March 31, 2016 and December 31, 2015, 43% and 41%, of our general account investments, other than those of the Closed Block division, related to our Japanese insurance operations.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2016	December 31, 2015
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$122,702	$109,257
Public, held-to-maturity, at amortized cost	1,917	1,834
Private, available-for-sale, at fair value	9,977	9,747
Private, held-to-maturity, at amortized cost	494	474
Trading account assets supporting insurance liabilities, at fair value	2,069	2,020
Other trading account assets, at fair value	585	647
Equity securities, available-for-sale, at fair value	2,699	2,660
Commercial mortgage and other loans, at book value	10,085	9,756
Policy loans, at outstanding balance	2,364	2,208
Other long-term investments(1)	2,381	1,742
Short-term investments	217	417
Total Japanese general account investments	$155,490	$140,762
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2016 was primarily attributable to the translation impact of the yen strengthening against the U.S. dollar and a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan.

As of March 31, 2016, our Japanese insurance operations had $51.9 billion, at fair value, of investments denominated in U.S. dollars, including $4.3 billion that were hedged to yen through third-party derivative contracts and $34.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2015, our Japanese insurance operations had $50.2 billion, at fair value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third-party derivative contracts and $32.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $1.7 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2015, is primarily attributable to a net increase in fair value driven by the decrease in interest rates and portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $10.1 billion and $10.0 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2016 and December 31, 2015, respectively. The $0.1 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2015, is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the Australian dollar weakening against the U.S. dollar.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses). Effective January 1, 2016, the Company classifies fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investment gains (losses), net.” The impact of this change was immaterial.

	Three Months Ended March 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.90%	$2,268	4.91%	$423	4.03%	$2,691
Trading account assets supporting insurance liabilities	3.60	188	0.00	0	3.60	188
Equity securities	5.02	64	3.45	16	4.61	80
Commercial mortgage and other loans	4.29	433	4.94	119	4.41	552
Policy loans	4.85	84	5.92	70	5.28	154
Short-term investments and cash equivalents	0.59	27	1.94	6	0.65	33
Other investments	3.13	65	2.31	18	2.90	83
Gross investment income before investment expenses	3.77	3,129	4.73	652	3.91	3,781
Investment expenses	(0.13)	(96)	(0.26)	(40)	(0.15)	(136)
Investment income after investment expenses	3.64%	3,033	4.47%	612	3.76%	3,645
Investment results of other entities and operations(2)		25		0		25
Total investment income		$3,058		$612		$3,670

	Three Months Ended March 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.96%	$2,200	4.78%	$427	4.07%	$2,627
Trading account assets supporting insurance liabilities	3.68	187	0.00	0	3.68	187
Equity securities	5.21	61	6.26	35	5.54	96
Commercial mortgage and other loans	4.55	419	5.17	122	4.68	541
Policy loans	4.88	83	5.84	71	5.28	154
Short-term investments and cash equivalents	0.22	9	1.37	3	0.27	12
Other investments	7.85	169	10.72	84	8.62	253
Gross investment income before investment expenses	3.97	3,128	5.27	742	4.17	3,870
Investment expenses	(0.13)	(93)	(0.22)	(33)	(0.15)	(126)
Investment income after investment expenses	3.84%	3,035	5.05%	709	4.02%	3,744
Investment results of other entities and operations(2)		25		0		25
Total investment income		$3,060		$709		$3,769
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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the three months ended March 31, 2016, decreased compared to the three months ended March 31, 2015, primarily due to lower income on non-coupon investments.

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

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.55%	$1,453	4.61%	$1,411
Trading account assets supporting insurance liabilities	3.71	175	3.80	175
Equity securities	5.64	50	5.93	47
Commercial mortgage and other loans	4.26	325	4.59	327
Policy loans	5.33	62	5.37	62
Short-term investments and cash equivalents	0.58	25	0.22	8
Other investments	3.51	49	7.40	114
Gross investment income before investment expenses	4.12	2,139	4.33	2,144
Investment expenses	(0.13)	(57)	(0.13)	(53)
Investment income after investment expenses	3.99%	2,082	4.20%	2,091
Investment results of other entities and operations(2)		25		25
Total investment income		$2,107		$2,116
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

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.10%	$815	3.16%	$789
Trading account assets supporting insurance liabilities	2.57	13	2.52	12
Equity securities	3.59	14	3.65	14
Commercial mortgage and other loans	4.38	108	4.43	92
Policy loans	3.86	22	3.82	21
Short-term investments and cash equivalents	0.90	2	0.29	1
Other investments	2.32	16	8.96	55
Gross investment income before investment expenses	3.18	990	3.35	984
Investment expenses	(0.12)	(39)	(0.14)	(40)
Total investment income	3.06%	$951	3.21%	$944
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

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily attributable to the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $34.8 billion and $35.2 billion, for the three months ended March 31, 2016 and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.1 billion and $9.2 billion, for the three months ended March 31, 2016 and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	March 31, 2016				December 31, 2015
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$22,310	$1,509	$162	$23,657	$21,505	$1,385	$224	$22,666
Consumer non-cyclical	21,795	2,448	172	24,071	20,732	2,073	408	22,397
Utility	18,177	1,851	187	19,841	17,369	1,423	393	18,399
Capital goods	11,201	1,121	148	12,174	10,503	978	241	11,240
Consumer cyclical	9,953	929	79	10,803	9,223	846	146	9,923
Foreign agencies	5,165	1,155	49	6,271	5,222	1,086	67	6,241
Energy	9,710	549	775	9,484	10,793	674	855	10,612
Communications	6,308	782	116	6,974	6,294	690	200	6,784
Basic industry	5,794	410	169	6,035	5,658	404	321	5,741
Transportation	6,740	718	67	7,391	6,536	605	105	7,036
Technology	3,474	279	48	3,705	3,459	278	72	3,665
Industrial other	3,602	300	33	3,869	3,547	245	73	3,719
Total corporate securities	124,229	12,051	2,005	134,275	120,841	10,687	3,105	128,423
Foreign government(3)	78,374	18,907	57	97,224	72,265	12,167	131	84,301
Residential mortgage-backed	4,780	378	1	5,157	4,861	353	6	5,208
Asset-backed(4)	7,320	142	127	7,335	6,873	195	69	6,999
Commercial mortgage-backed	7,442	353	4	7,791	7,300	160	37	7,423
U.S. Government	13,466	3,762	1	17,227	11,479	2,900	11	14,368
State & Municipal(5)	7,834	925	8	8,751	7,661	675	39	8,297
Total(6)	$243,445	$36,518	$2,203	$277,760	$231,280	$27,137	$3,398	$255,019
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $432 million of gross unrealized gains and $2 million of gross unrealized losses as of March 31, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(3)
As of March 31, 2016 and December 31, 2015, based on amortized cost, 77% and 76% represent Japanese government bonds held by our Japanese insurance operations, respectively, with no other individual country representing more than 10% of the balance.

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

The increase in net unrealized gains from December 31, 2015 to March 31, 2016, was primarily due to a decrease in interest rates in both the U.S. and Japan.

As of March 31, 2016, PFI excluding the Closed Block division had direct and indirect energy and related exposure with a market value of approximately $12.3 billion, which is down from December 31, 2015 as a result of sales and maturities. Net unrealized losses were approximately $0.2 billion, which is reflected in AOCI, and is unchanged from December 31, 2015. Of the total exposure, $9.5 billion represented energy sector investments in public and private corporate fixed maturity securities and was concentrated primarily in the independent energy (30%), midstream (29%), integrated energy (21%) and oil field services (14%) sub-sectors based on the Barclays sector composite classifications. In addition, $1.0 billion represented fixed maturity energy related investments primarily in the foreign agencies and transportation sectors. As of March 31, 2016, the credit quality of the energy sector and energy related fixed maturity securities was 83% investment grade, which is down from December 31, 2015. The remaining energy exposure of $1.8 billion was comprised of trading assets, equity securities and private equity investments. Energy investment realized losses from sales were approximately $180 million and from OTTI were approximately $90 million for the three months ended March 31, 2016, compared to $51 million of total realized losses for the three months ended March 31, 2015. Our energy investments could experience future valuation declines or impairment losses if energy prices remain at current or lower levels for an extended period of time.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	March 31, 2016
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$1	$61	$89	$942	$1,093	$1,141
Collateralized loan obligations	4,482	115	0	0	0	4,597	4,280
Collateralized by education loans(2)	18	372	0	0	0	390	392
Collateralized by credit cards	189	0	3	0	0	192	201
Collateralized by auto loans	738	0	0	0	0	738	518
Other asset-backed securities(3)	26	94	65	13	112	310	341
Total asset-backed securities(4)	$5,453	$582	$129	$102	$1,054	$7,320	$6,873
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $390 million of education loans included above carry a Department of Education guaranty as of March 31, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	March 31, 2016
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$1	$59	$88	$966	$1,114	$1,189
Collateralized loan obligations	4,443	115	0	0	0	4,558	4,317
Collateralized by education loans(2)	18	356	0	0	0	374	395
Collateralized by credit cards	196	0	3	0	0	199	206
Collateralized by auto loans	739	0	0	0	0	739	516
Other asset-backed securities(3)	38	94	73	13	133	351	376
Total asset-backed securities(4)	$5,434	$566	$135	$101	$1,099	$7,335	$6,999
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $374 million of education loans included above carry a Department of Education guaranty as of March 31, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2016, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,282	89.6%	$4,382	90.1%
Collateralized mortgage obligations	498	10.4	479	9.9
Total residential mortgage-backed securities	$4,780	100.0%	$4,861	100.0%
Portion rated AA or higher(2)	$4,710	98.5%	$4,791	98.6%
__________

(1)
As of March 31, 2016, of these securities, $3.107 billion are supported by U.S. government, and $1.175 billion are supported by foreign governments. As of December 31, 2015, of these securities, $3.267 billion were supported by the U.S. government and $1.115 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	March 31, 2016						Total December 31, 2015
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$261	$203	$0	$0	$0	$464	$0
2015	530	122	0	0	0	652	607
2014	2,471	1	0	0	0	2,472	2,420
2013	2,478	99	0	9	0	2,586	2,568
2012—2009	206	257	0	0	0	463	469
2008—2007	58	38	14	3	0	113	113
2006 & Prior	634	46	12	0	0	692	1,123
Total commercial mortgage-backed securities(2)(3)(4)	$6,638	$766	$26	$12	$0	$7,442	$7,300
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2016, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of March 31, 2016, are downgraded super senior securities with amortized cost of $56 million in AA and $23 million in A.

(4)	Included in the table above, as of March 31, 2016, are agency commercial mortgage-backed securities with amortized cost of $501 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	March 31, 2016						Total December 31, 2015
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$266	$206	$0	$0	$0	$472	$0
2015	545	126	0	0	0	671	601
2014	2,607	1	0	0	0	2,608	2,471
2013	2,630	105	0	9	0	2,744	2,621
2012—2009	206	274	0	0	0	480	480
2008—2007	58	41	14	3	0	116	115
2006 & Prior	641	47	12	0	0	700	1,135
Total commercial mortgage-backed securities(2)(3)	$6,953	$800	$26	$12	$0	$7,791	$7,423
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2016, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of March 31, 2016, are agency commercial mortgage-backed securities with fair value of $531 million, all rated AA.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency (“FSA”), an agency of the Japanese government. The FSA has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the FSA’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s, Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit ratings agencies.

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2016				December 31, 2015
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$187,052	$32,020	$676	$218,396	$177,350	$22,783	$1,445	$198,688
2	44,931	3,944	951	47,924	43,731	3,698	1,545	45,884
Subtotal High or Highest Quality Securities(5)	231,983	35,964	1,627	266,320	221,081	26,481	2,990	244,572
3	8,132	365	407	8,090	7,085	408	292	7,201
4	2,388	93	125	2,356	2,332	150	100	2,382
5	448	66	18	496	415	78	12	481
6	494	30	26	498	367	20	4	383
Subtotal Other Securities(6)(7)	11,462	554	576	11,440	10,199	656	408	10,447
Total Fixed Maturities	$243,445	$36,518	$2,203	$277,760	$231,280	$27,137	$3,398	$255,019
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of March 31, 2016 and December 31, 2015, 924 securities with amortized cost of $4,683 million (fair value, $4,817 million) and 938 securities with amortized cost of $4,253 million (fair value, $4,325 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $432 million of gross unrealized gains and $2 million of gross unrealized losses as of March 31, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(4)
As of March 31, 2016, includes gross unrealized losses of $315 million on public fixed maturities and $261 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2015, includes gross unrealized losses of $212 million on public fixed maturities and $196 million on private fixed maturities considered to be other than high or highest quality.

(5)
On amortized cost basis, as of March 31, 2016, includes $201,446 million of public fixed maturities and $30,537 million of private fixed maturities and, as of December 31, 2015, includes $190,638 million of public fixed maturities and $30,443 million of private fixed maturities.

(6)
On an amortized cost basis, as of March 31, 2016, includes $6,824 million of public fixed maturities and $4,638 million of private fixed maturities and, as of December 31, 2015, includes $5,836 million of public fixed maturities and $4,363 million of private fixed maturities.

(7)
On an amortized cost basis, as of March 31, 2016, securities considered below investment grade based on lowest of external rating agency ratings, total $13,000 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of forty-three years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of March 31, 2016 and December 31, 2015, PFI excluding the Closed Block division had $907 million and $807 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, reported at fair value as a liability of $40 million and $27 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $2 million and $1 million for the three months ended March 31, 2016 and 2015, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of March 31, 2016 and December 31, 2015, PFI excluding the Closed Block division had $284 million and $409 million of notional amounts reported at fair value as a liability of $5 million and $4 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of $1 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or company or industry specific concerns. For additional information regarding our policies regarding OTTI for fixed maturity securities, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $77 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.
Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$888	$888	$765	$765
Fixed maturities:
Corporate securities	13,142	13,450	12,797	12,851
Commercial mortgage-backed securities	1,865	1,922	1,860	1,862
Residential mortgage-backed securities	1,356	1,393	1,411	1,428
Asset-backed securities	1,378	1,377	1,295	1,299
Foreign government bonds	738	773	680	694
U.S. government authorities and agencies and obligations of U.S. states	390	435	326	369
Total fixed maturities	18,869	19,350	18,369	18,503
Equity securities	1,093	1,209	1,030	1,254
Total trading account assets supporting insurance liabilities	$20,850	$21,447	$20,164	$20,522

As a percentage of amortized cost, 78% and 77% of the portfolio was publicly traded as of March 31, 2016 and December 31, 2015, respectively. As of both March 31, 2016 and December 31, 2015, 91% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating. As of March 31, 2016, $1.327 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by U.S. and foreign government securities, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $21 million secured by “ALT-A” mortgages, represented the remaining $29 million of residential mortgage-backed securities, of which 44% have credit ratings of A or better and 56% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$2	$2	$1	$1
Fixed maturities	1,117	1,044	1,016	964
Equity securities(1)	503	564	537	596
Total other trading account assets	$1,622	$1,610	$1,554	$1,561
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

As of March 31, 2016 and December 31, 2015, we held approximately 11% and 12% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans, respectively. These percentages are net of $83 million and $95 million allowance for losses as of March 31, 2016 and December 31, 2015, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	March 31, 2016	December 31, 2015
	(in millions)
Commercial mortgage and agricultural property loans	$39,264	$39,002
Uncollateralized loans	975	966
Residential property loans	307	301
Other collateralized loans	312	312
Total commercial mortgage and other loans(1)	$40,858	$40,581
__________

(1)
Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate commercial mortgage and agricultural property loans using a dedicated investment staff through our various regional offices in the U.S. and international offices primarily in London and Tokyo. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type as of the dates indicated.

	March 31, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions:
Pacific	$12,656	32.2%	$12,285	31.5%
South Atlantic	7,837	20.0	7,764	19.9
Middle Atlantic	5,378	13.7	5,271	13.5
East North Central	2,606	6.6	2,704	6.9
West South Central	3,911	10.0	3,945	10.1
Mountain	1,494	3.8	1,697	4.4
New England	1,753	4.5	1,752	4.5
West North Central	624	1.6	608	1.6
East South Central	537	1.4	533	1.4
Subtotal-U.S.	36,796	93.8	36,559	93.8
Europe	1,582	4.0	1,608	4.1
Asia	443	1.1	406	1.0
Other	443	1.1	429	1.1
Total commercial mortgage and agricultural property loans	$39,264	100.0%	$39,002	100.0%

	March 31, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$6,456	16.5%	$6,510	16.7%
Retail	6,504	16.6	6,813	17.5
Office	8,690	22.1	8,498	21.8
Apartments/Multi-Family	10,492	26.7	10,079	25.8
Other	3,218	8.2	3,133	8.0
Agricultural properties	2,129	5.4	2,130	5.5
Hospitality	1,775	4.5	1,839	4.7
Total commercial mortgage and agricultural property loans	$39,264	100.0%	$39,002	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and agricultural property loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount is greater than the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments.

As of March 31, 2016, our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.43 times and a weighted average loan-to-value ratio of 56%. As of March 31, 2016, approximately 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those general account commercial mortgage and agricultural property loans that were originated in 2016, the weighted average debt service coverage ratio was 2.37 times and the weighted average loan-to-value ratio was 66%.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage and agricultural property loan portfolio, which includes an internal evaluation of the underlying collateral value. Our periodic review also includes a quality re-rating process, whereby we update the internal quality rating originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal quality rating is a key input in determining our allowance for loan losses.

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.4 billion of such loans as of both March 31, 2016 and December 31, 2015. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2016, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial mortgage and agricultural property operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage and Agricultural Property Loans by Loan-to-Value and Debt Service Coverage Ratios

	March 31, 2016
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$21,659	$442	$131	$22,232
60%-69.99%	10,496	483	267	11,246
70%-79.99%	5,235	239	59	5,533
Greater than 80%	111	116	26	253
Total commercial mortgage and agricultural property loans	$37,501	$1,280	$483	$39,264

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination as of March 31, 2016.

Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2016	$1,109	2.8%
2015	8,138	20.7
2014	7,394	18.9
2013	7,998	20.4
2012	4,092	10.4
2011	3,880	9.9
2010	2,324	5.9
2009 & prior	4,329	11.0
Total commercial mortgage and agricultural property loans	$39,264	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, were $40,858 million and $40,581 million as of March 31, 2016 and December 31, 2015, respectively. As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2016 and December 31, 2015.
The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	March 31, 2016	December 31, 2015
	(in millions)
Allowance, beginning of year	$95	$99
Addition to (release of) allowance for losses	(13)	(4)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	1	0
Allowance, end of period	$83	$95
Loan specific reserve	$0	$0
Portfolio reserve	$83	$95

The decrease in the allowance for losses, for the three months ended March 31, 2016, was primarily driven by improved credit quality of the portfolio.

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

	March 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$8	$1	$0	$9	$21	$1	$1	$21
Mutual fund common stocks(1)	3,059	382	59	3,382	2,918	333	76	3,175
Other common stocks	2,183	1,273	33	3,423	2,033	1,339	31	3,341
Total equity securities(2)	$5,250	$1,656	$92	$6,814	$4,972	$1,673	$108	$6,537
__________

(1)
Includes mutual fund shares representing our interest in the underlying assets of certain investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.

(2)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our policies regarding OTTI for equity securities, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OTTI of equity securities attributable to PFI excluding the Closed Block division were $8 million and $5 million for the three months ended March 31, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	March 31, 2016	December 31, 2015
	(in millions)
Joint ventures and limited partnerships:
Non-real estate-related(1)	$4,148	$4,087
Real estate-related	362	285
Real estate held through direct ownership	1,661	1,456
Other(2)	756	721
Total other long-term investments	$6,927	$6,549
__________

(1)	Primarily includes investments in private equity and hedge funds.

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

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $24 million and $19 million for the three months ended March 31, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

For additional information regarding our policies regarding OTTI for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	March 31, 2016	December 31, 2015
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$182	$94
Private, available-for-sale, at fair value	4	39
Other trading account assets, at fair value	6,148	12,609
Equity securities, available-for-sale, at fair value	12	11
Commercial mortgage and other loans, at book value(1)	328	302
Other long-term investments	412	516
Short-term investments	218	388
Total investments	$7,304	$13,959
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

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

Liquidity and Capital Resources

This section supplements, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Prudential Financial is a non-bank financial company (a “Designated Financial Company”) under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on these actions and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

During the three months ended March 31, 2016, we took the following significant actions that impacted our liquidity and capital position:

•	We obtained additional financing for Guideline AXXX reserves by increasing the amount outstanding under a captive financing facility by $140 million; and

•	We repurchased $375 million of shares of our Common Stock and declared aggregate Common Stock dividends of $316 million.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2016, the Company had $41.8 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2016	December 31, 2015(1)
	(in millions)
Equity(2)	$30,176	$29,605
Junior subordinated debt (i.e., hybrid securities)	5,813	5,811
Other capital debt	5,820	6,069
Total capital	$41,809	$41,485
__________

(1)
Prior period has been revised to conform to current period presentation due to the adoption ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

(2)	Amounts attributable to Prudential Financial, excluding AOCI.

The decrease in other capital debt from December 31, 2015, primarily reflects a senior debt maturity, which was previously utilized to meet capital requirements of our businesses.

We manage Prudential Insurance, Prudential of Japan, Gibraltar Life, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the RBC ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our international insurance subsidiaries.

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2015, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
Prudential Insurance(2)	484%
Prudential Annuities Life Assurance Corporation (“PALAC”)	550%

__________

(1)
The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

(2)
Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2015, the most recent date for which this information is available.

Ratio
Prudential of Japan	877%
Gibraltar Life consolidated(1)	929%
__________

(1)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

We evaluate the regulatory capital of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

•
Our decision to manage a portion of our interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, we execute intercompany derivative transactions between our Corporate and Other operations and certain business segments. We limit our exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During the first quarter of 2016, we replaced a portion of these intercompany derivatives with external derivatives and expect to manage this interest rate risk within the business segments in the future. The results of this strategy are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other”; and

•
Activities of our business segments, including those for which specific risk mitigation strategies have been implemented, such as our living benefits hedging program that covers certain risks associated with our variable annuity products.

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

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of our use of captive reinsurance companies.

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders and retirement products that were previously reinsured to Pruco Re and began managing all of these product risks in certain of our domestic life insurance entities. This transaction allows us to manage the capital and liquidity risks of these products more efficiently by aggregating the risks and the assets supporting the risks in the same entities. We expect this to reduce the capital volatility associated with our Individual Annuities business.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2015, our Board of Directors (“the Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2016.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2016	$0.70	$316	5.4	$375

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

As of March 31, 2016, Prudential Financial had highly liquid assets consisting of cash, short-term investments and U.S. Treasury fixed maturities with a carrying value totaling $14,310 million, an increase of $3,206 million from December 31, 2015. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,142 million as of March 31, 2016, a decrease of $920 million from December 31, 2015.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2016
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$671
Proceeds from stock-based compensation and exercise of stock options	63
Total sources	734
Uses:
Share repurchases(2)	357
Common stock dividends(3)	318
Maturities of long-term senior debt, excluding retail medium term notes	250
Net payments under intercompany loan agreements(4)	240
Capital contributions to subsidiaries(5)	218
Interest paid on external debt	112
Other, net	159
Total uses	1,654
Net increase (decrease) in highly liquid assets	$(920)
__________

(1)
Includes dividends and/or returns of capital of $515 million from asset management subsidiaries, $143 million from international insurance subsidiaries and $13 million from Prudential Annuities Holding Company.

(2)	Excludes $18 million related to trades that settled in April 2016.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)
Includes net receipts from subsidiaries of $264 million from the issuance of notes to international insurance subsidiaries, offset by net borrowings of $350 million by Prudential Universal Reinsurance Company and $154 million by asset management subsidiaries.

(5)
Includes capital contributions of $178 million to international insurance subsidiaries ($159 million of which was related to our indirect investment in AFP Habitat), $35 million to Pruco Re and $5 million to other subsidiaries.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. In the United States, dividends above thresholds calculated under applicable insurance laws are considered “extraordinary” and require the approval of the relevant state insurance regulator. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, for details on specific dividend restrictions.

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

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the Financial Services Agency (“FSA”). Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, International Insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. During the first three months of 2016, Prudential of Korea paid a dividend of ₩35.0 billion, or approximately $30 million, to its parent, Prudential International Insurance Holding Ltd., which was ultimately sent to Prudential Financial.

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

	March 31, 2016
	Prudential Insurance	PLIC	PRIAC	Other(1)	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$4.3	$2.5	$1.0	$0.8	$8.6	$10.3
Fixed maturity investments:
High or highest quality	93.3	33.8	18.6	9.4	155.1	147.5
Other than high or highest quality	6.3	3.8	1.9	0.7	12.7	12.3
Subtotal	99.6	37.6	20.5	10.1	167.8	159.8
Public equity securities	0.2	2.7	0.0	0.1	3.0	3.2
Total	$104.1	$42.8	$21.5	$11.0	$179.4	$173.3
__________

(1)	Includes PALAC and Pruco Life.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	March 31, 2016
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$0.7	$2.0	$1.3	$4.0	$3.5
Fixed maturity investments:
High or highest quality(3)	34.5	86.6	16.5	137.6	123.8
Other than high or highest quality	0.6	2.4	0.8	3.8	3.3
Subtotal	35.1	89.0	17.3	141.4	127.1
Public equity securities	1.7	2.3	0.6	4.6	4.6
Total	$37.5	$93.3	$19.2	$150.0	$135.2
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)
Of the $137.6 billion of fixed maturity investments that are not designated as held-to-maturity and considered high or highest quality as of March 31, 2016, $99.7 billion, or 72%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

Through March 31, 2016, we reinsured living benefit guarantees on certain variable annuity and retirement products from certain of our domestic statutory life insurance entities to Pruco Re, which is the legal entity in which we executed our living benefit hedging program. Effective April 1, 2016, we recaptured these guarantees and began managing all of these product risks and any related liquidity needs in certain of our domestic statutory life insurance entities. As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” The living benefit hedging program requires access to liquidity to meet its payment obligations, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Through March 31, 2016, we funded these liquidity needs within Pruco Re through a combination of Pruco Re’s available resources and loans from Prudential Financial and other affiliates.

The living benefits hedging activity may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of March 31, 2016, the living benefit hedging derivatives were in a net receive position of $7.4 billion compared to a net receive position of $4.8 billion as of December 31, 2015. The change in collateral position was primarily driven by a decrease in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2016, we have hedged 100%, 84% and 40% of expected international-based earnings for 2016, 2017 and 2018, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either yen-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities.

	Three Months Ended March 31,
Cash Settlements:	2016	2015
	(in millions)
Income Hedges (External)(1)	$36	$83
Equity Hedges:
Internal	90	238
External	72	(63)
Total Equity Hedges	162	175
Total Cash Settlements	$198	$258

	As of
	March 31,	December 31,
Assets/Liabilities:	2016	2015
	(in millions)
Income Hedges (External)(2)	$1	$162
Equity Hedges:
Internal	174	964
External	584	699
Total Equity Hedges(3)	758	1,663
Total Assets/Liabilities	$759	$1,825
__________

(1)	Includes Korean won related cash settlements of $5 million and $(2) million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes a Korean won related asset of $12 million and $29 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
As of March 31, 2016, approximately 48%, 1% and 51% of the net asset is scheduled to settle in the remainder of 2016, 2017 and thereafter, respectively. The net market value of the assets/liabilities will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our asset management operations since December 31, 2015.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs, a committed credit facility and a put option agreement. See Note 9 to our Unaudited Interim Consolidated Financial Statements for details on these programs.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2016			December 31, 2015
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,483	$2,874	$8,357	$5,421	$2,461	$7,882
Cash collateral for loaned securities	2,355	1,697	4,052	2,095	1,401	3,496
Securities sold but not yet purchased	2	0	2	2	0	2
Total(1)	$7,840	$4,571	$12,411	$7,518	$3,862	$11,380
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$2,999	$2,622	$5,621	$5,574	$2,117	$7,691
Weighted average maturity, in days(3)	7	25		8	17
__________

(1)
The daily weighted average outstanding balance for the three months ended March 31, 2016, was $8,009 million for PFI excluding the Closed Block division, and $4,628 million for the Closed Block division.

(2)
Amount for PFI excluding the Closed Block division as of December 31, 2015, includes $2,256 million of securities that had a term greater than one day due to the timing of the January 1, 2016, holiday.

(3)	Excludes securities that may be returned to the Company overnight.

As of March 31, 2016, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $107.1 billion, of which $12.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2016, we believe approximately $14.6 billion of the remaining eligible assets are readily lendable, including approximately $11.2 billion relating to PFI excluding the Closed Block division, of which $1.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.4 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2016, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, a decrease of $233 million from December 31, 2015. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2016			December 31, 2015(1)
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$72	$397	$469	$80	$384	$464
Current portion of long-term debt and other	500	0	500	751	1	752
Subtotal	572	397	969	831	385	1,216
General obligation long-term debt:
Senior debt	10,540	1,327	11,867	10,543	1,323	11,866
Junior subordinated debt	5,813	0	5,813	5,811	0	5,811
Surplus notes	0	1,338	1,338	0	1,352	1,352
Subtotal	16,353	2,665	19,018	16,354	2,675	19,029
Total general obligations	16,925	3,062	19,987	17,185	3,060	20,245
Limited recourse borrowing(2)(3):
Long-term debt	0	590	590	0	565	565
Total limited recourse borrowings	0	590	590	0	565	565
Total borrowings	$16,925	$3,652	$20,577	$17,185	$3,625	$20,810
__________

(1)
Prior period has been revised to conform to current period presentation due to the adoption ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

(2)	Amounts are net of assets under set-off arrangements of $5,040 million and $4,889 million as of March 31, 2016 and December 31, 2015, respectively.

(3)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of March 31, 2016 and December 31, 2015, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Prudential Financial’s borrowings decreased $260 million from December 31, 2015, primarily driven by the maturity of $250 million of medium-term notes. Borrowings of our subsidiaries increased $27 million from December 31, 2015.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,850 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2016, an aggregate of $6,640 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $140 million since December 31, 2015. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2016.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of March 31, 2016		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,240		3,500
XXX	2014	2034	1,600	(1)(2)	1,600
XXX	2014	2024	1,050		1,750
Total Credit-Linked Note Structures			$6,640		$8,850
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in these structures.

(2)	The $1.6 billion surplus note represents an intercompany transaction that eliminates upon consolidation.

As of March 31, 2016, we also had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2016, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies. The additional asset requirement for 2015 of approximately $400 million was funded during the first quarter of 2016 with a combination of existing assets and newly purchased assets sourced from affiliated financing. While we continue to work with regulators and industry participants on potential long-term solutions, we believe we have sufficient internal resources to finance the additional asset requirement through 2016.

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of our financial strength and credit ratings and their impact on our business. There have been no significant changes or actions in our ratings or rating outlooks since January 1, 2016, through the date of this filing.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2016, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2016, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
January 1, 2016 through January 31, 2016	1,744,686	$71.69	1,743,682
February 1, 2016 through February 29, 2016	2,460,519	$64.29	1,925,316
March 1, 2016 through March 31, 2016	1,738,146	$72.02	1,735,685
Total	5,943,351	$68.72	5,404,683	$1,125,000,000
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
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 6, 2016

EXHIBIT INDEX

10.1
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2016 in respect of 2015 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 9, 2016 Current Report on Form 8-K.

10.2
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.

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