Form 10-Q
period 2016-06-30
PRUDENTIAL FINANCIAL INC
filed 2016-08-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 437 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2016 and December 31, 2015 (in millions, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016-$286,066; 2015-$265,416)(1)	$332,270	$290,323
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2016-$3,026; 2015-$2,624)(1)	2,485	2,308
Trading account assets supporting insurance liabilities, at fair value(1)	21,702	20,522
Other trading account assets, at fair value(1)	7,268	14,458
Equity securities, available-for-sale, at fair value (cost: 2016-$7,088; 2015-$6,847)	9,496	9,274
Commercial mortgage and other loans (includes $591 and $274 measured at fair value under the fair value option at June 30, 2016 and December 31, 2015, respectively)(1)	51,447	50,559
Policy loans	11,930	11,657
Other long-term investments (includes $1,384 and $1,322 measured at fair value under the fair value option at June 30, 2016 and December 31, 2015, respectively)(1)	10,247	9,986
Short-term investments	5,035	8,105
Total investments	451,880	417,192
Cash and cash equivalents(1)	24,142	17,612
Accrued investment income(1)	3,211	3,110
Deferred policy acquisition costs	16,152	16,718
Value of business acquired	1,951	2,828
Other assets(1)(2)	14,322	14,225
Separate account assets	284,832	285,570
TOTAL ASSETS	$796,490	$757,255
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$242,950	$224,384
Policyholders’ account balances(1)	142,716	136,784
Policyholders’ dividends	7,295	5,578
Securities sold under agreements to repurchase	7,335	7,882
Cash collateral for loaned securities	4,643	3,496
Income taxes	15,140	8,714
Short-term debt	676	1,216
Long-term debt(2)	18,986	19,594
Other liabilities(1)	14,645	13,517
Notes issued by consolidated variable interest entities (includes $2,094 and $8,597 measured at fair value under the fair value option at June 30, 2016 and December 31, 2015, respectively)(1)	2,094	8,597
Separate account liabilities	284,832	285,570
Total liabilities	741,312	715,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both June 30, 2016 and December 31, 2015)	6	6
Additional paid-in capital	24,457	24,482
Common Stock held in treasury, at cost (221,372,301 and 213,009,970 shares at June 30, 2016 and December 31, 2015, respectively)	(14,432)	(13,814)
Accumulated other comprehensive income (loss)	24,667	12,285
Retained earnings	20,451	18,931
Total Prudential Financial, Inc. equity	55,149	41,890
Noncontrolling interests	29	33
Total equity	55,178	41,923
TOTAL LIABILITIES AND EQUITY	$796,490	$757,255
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03. See Note 2 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Premiums	$6,935	$7,582	$13,232	$14,229
Policy charges and fee income	1,276	1,250	2,875	2,858
Net investment income	3,789	3,671	7,459	7,440
Asset management and service fees	920	956	1,825	1,908
Other income	86	124	63	339
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(17)	(54)	(175)	(68)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	6	25	38	31
Other realized investment gains (losses), net	1,444	158	3,451	2,527
Total realized investment gains (losses), net	1,433	129	3,314	2,490
Total revenues	14,439	13,712	28,768	29,264
BENEFITS AND EXPENSES
Policyholders’ benefits	7,989	7,852	15,020	15,091
Interest credited to policyholders’ account balances	1,058	676	2,344	1,909
Dividends to policyholders	598	437	864	1,218
Amortization of deferred policy acquisition costs	427	135	1,629	924
General and administrative expenses	3,026	2,483	5,838	5,245
Total benefits and expenses	13,098	11,583	25,695	24,387
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,341	2,129	3,073	4,877
Total income tax expense (benefit)	431	679	799	1,378
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	910	1,450	2,274	3,499
Equity in earnings of operating joint ventures, net of taxes	15	9	20	6
INCOME (LOSS) FROM CONTINUING OPERATIONS	925	1,459	2,294	3,505
Income (loss) from discontinued operations, net of taxes	0	0	0	0
NET INCOME (LOSS)	925	1,459	2,294	3,505
Less: Income (loss) attributable to noncontrolling interests	4	53	37	63
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$921	$1,406	$2,257	$3,442
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.06	$3.07	$5.03	$7.52
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.06	$3.07	$5.03	$7.52
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.04	$3.03	$4.97	$7.40
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.04	$3.03	$4.97	$7.40
Dividends declared per share of Common Stock	$0.70	$0.58	$1.40	$1.16

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2016 and 2015 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$925	$1,459	$2,294	$3,505
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	546	(96)	1,283	(163)
Net unrealized investment gains (losses)	7,907	(6,702)	17,320	(4,212)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	39	54	73	106
Total	8,492	(6,744)	18,676	(4,269)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	2,892	(2,380)	6,291	(1,569)
Other comprehensive income (loss), net of taxes	5,600	(4,364)	12,385	(2,700)
Comprehensive income (loss)	6,525	(2,905)	14,679	805
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	37	40	9
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,522	$(2,942)	$14,639	$796

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2016 and 2015 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$0	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11				11	(30)	(19)
Common Stock acquired				(750)			(750)		(750)
Class B Stock repurchase adjustment			(119)				(119)		(119)
Contributions from noncontrolling interests								5	5
Distributions to noncontrolling interests								(19)	(19)
Stock-based compensation programs		(25)		132			107		107
Dividends declared on Common Stock			(629)				(629)		(629)
Comprehensive income:
Net income (loss)			2,257				2,257	37	2,294
Other comprehensive income (loss), net of tax						12,382	12,382	3	12,385
Total comprehensive income (loss)							14,639	40	14,679
Balance, June 30, 2016	$6	$24,457	$20,451	$(14,432)	$0	$24,667	$55,149	$29	$55,178

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(500)			(500)		(500)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								23	23
Distributions to noncontrolling interests								(42)	(42)
Stock-based compensation programs		(1)		190			189		189
Dividends declared on Common Stock			(532)				(532)		(532)
Comprehensive income:
Net income (loss)			3,442				3,442	63	3,505
Other comprehensive income (loss), net of tax						(2,646)	(2,646)	(54)	(2,700)
Total comprehensive income (loss)							796	9	805
Balance, June 30, 2015	$6	$24,397	$17,314	$(13,398)	$0	$13,404	$41,723	$569	$42,292

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (in millions)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,294	$3,505
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(3,314)	(2,490)
Policy charges and fee income	(894)	(760)
Interest credited to policyholders’ account balances	2,344	1,909
Depreciation and amortization	424	(48)
(Gains) losses on trading account assets supporting insurance liabilities, net	(324)	137
Change in:
Deferred policy acquisition costs	227	(387)
Future policy benefits and other insurance liabilities	4,267	3,157
Other trading account assets	(27)	(62)
Income taxes	299	1,038
Derivatives, net	9,357	(1,919)
Other, net	(1,164)	(605)
Cash flows from (used in) operating activities	13,489	3,475
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	24,028	24,630
Fixed maturities, held-to-maturity	121	121
Trading account assets supporting insurance liabilities and other trading account assets	14,270	6,595
Equity securities, available-for-sale	1,755	2,488
Commercial mortgage and other loans	3,034	2,392
Policy loans	1,167	1,119
Other long-term investments	269	490
Short-term investments	27,859	41,720
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(33,380)	(23,175)
Trading account assets supporting insurance liabilities and other trading account assets	(14,729)	(8,433)
Equity securities, available-for-sale	(1,527)	(2,101)
Commercial mortgage and other loans	(3,743)	(4,372)
Policy loans	(941)	(907)
Other long-term investments	(865)	(870)
Short-term investments	(25,021)	(39,095)
Acquisition of business, net of cash acquired	(532)	0
Derivatives, net	268	148
Other, net	178	(36)
Cash flows from (used in) investing activities	(7,789)	714
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	12,631	10,730
Policyholders’ account withdrawals	(9,807)	(10,678)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	600	(1,978)
Cash dividends paid on Common Stock	(631)	(537)
Net change in financing arrangements (maturities 90 days or less)	40	493
Common Stock acquired	(733)	(502)
Class B stock acquired	(119)	(651)
Common Stock reissued for exercise of stock options	54	125
Proceeds from the issuance of debt (maturities longer than 90 days)	197	3,348
Repayments of debt (maturities longer than 90 days)	(1,382)	(2,166)
Excess tax benefits from share-based payment arrangements	3	14
Other, net	(234)	(307)
Cash flows from (used in) financing activities	619	(2,109)
Effect of foreign exchange rate changes on cash balances	211	40
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,530	2,120
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,612	14,918
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,142	$17,038
NON-CASH TRANSACTIONS DURING THE PERIOD(1)
Treasury Stock shares issued for stock-based compensation programs	$111	$109
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$0	$1,553
Liabilities assumed	0	1,919
Net cash paid	$0	$366
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

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 5 for more information on the Company’s consolidated variable interest entities. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Intercompany balances and transactions have been eliminated.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The unaudited interim consolidated balance sheet data as of June 30, 2016, include the assets and liabilities of Gibraltar Life as of May 31, 2016. The unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three and six months ended May 31, 2016 and 2015, respectively.

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

Out of Period Adjustments

During the second quarter of 2016, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three month period ended June 30, 2016. The adjustment reflects a charge to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustment and concluded it was not material to the current quarter or to any previously reported quarterly or annual financial statements. For additional information on the impact of this adjustment to the Company’s operating segments, see Note 11.

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

Adoption of New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2015, and was applied retrospectively. Adoption of the guidance did not have a significant effect on the Company’s financial statement disclosures, see Note 13.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014, and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015, and are included in Note 4. The Company applied the modified retrospective method of adoption.

In April 2014, the FASB issued updated guidance (ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) that changes the criteria for reporting discontinued operations and introduces new disclosures. The new guidance became effective for new disposals and new classifications of disposal groups as held for sale that occur within annual periods that began on or after December 15, 2014, and interim periods within those annual periods, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting) to simplify and improve employee share-based payment accounting. The areas updated include income tax consequences, a policy election related to forfeitures, classification of awards as either equity or liability, and classification of operating and financing activity on the statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued by public entities for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,128	$5,302	$1	$22,429	$0
Obligations of U.S. states and their political subdivisions	8,326	1,456	3	9,779	0
Foreign government bonds	82,283	23,744	40	105,987	0
U.S. corporate public securities	76,570	9,391	531	85,430	(9)
U.S. corporate private securities(1)	29,177	2,643	255	31,565	(20)
Foreign corporate public securities	26,861	3,474	199	30,136	(5)
Foreign corporate private securities	20,132	905	700	20,337	0
Asset-backed securities(2)	10,162	180	155	10,187	(374)
Commercial mortgage-backed securities	10,995	653	5	11,643	(1)
Residential mortgage-backed securities(3)	4,432	347	2	4,777	(3)
Total fixed maturities, available-for-sale(1)	$286,066	$48,095	$1,891	$332,270	$(412)
Equity securities, available-for-sale	$7,088	$2,500	$92	$9,496

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$954	$393	$0	$1,347
Foreign corporate public securities	694	82	0	776
Foreign corporate private securities(5)	92	5	0	97
Commercial mortgage-backed securities	11	0	0	11
Residential mortgage-backed securities(3)	734	61	0	795
Total fixed maturities, held-to-maturity(5)	$2,485	$541	$0	$3,026
__________

(1)	Excludes notes with amortized cost of $1,127 million (fair value, $1,127 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $698 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,081 million) which have been offset with the associated payables under a netting agreement.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2016, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$12,437	$13,082	$8	$8
Due after one year through five years	47,952	52,497	80	85
Due after five years through ten years	58,735	64,754	702	784
Due after ten years(1)	141,353	175,330	950	1,343
Asset-backed securities	10,162	10,187	0	0
Commercial mortgage-backed securities	10,995	11,643	11	11
Residential mortgage-backed securities	4,432	4,777	734	795
Total	$286,066	$332,270	$2,485	$3,026
__________

(1)
Excludes available-for-sale notes with amortized cost of $1,127 million (fair value, $1,127 million) and held-to-maturity notes with amortized cost of $3,990 million (fair value, $3,990 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales	$9,232	$7,626	$14,354	$15,044
Proceeds from maturities/repayments	5,586	4,618	9,623	9,713
Gross investment gains from sales, prepayments and maturities	499	442	794	974
Gross investment losses from sales and maturities	(55)	(42)	(297)	(97)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	75	63	125	123
Equity securities, available-for-sale
Proceeds from sales	$896	$1,564	$1,837	$2,553
Gross investment gains from sales	138	273	248	427
Gross investment losses from sales	(36)	(35)	(107)	(61)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(1)	$(11)	$(29)	$(137)	$(37)
Writedowns for impairments on equity securities	(31)	(11)	(42)	(17)
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” (“OCI”) representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, a portion of certain OTTI losses on fixed maturity securities is recognized in OCI. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)
Balance, beginning of period	$543	$532
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(131)	(141)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(2)
Credit loss impairments recognized in the current period on securities not previously impaired	7	27
Additional credit loss impairments recognized in the current period on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	7	12
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(4)
Balance, end of period	$424	$424

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Balance, beginning of period	$773	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(15)	(28)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(12)	(13)
Credit loss impairments recognized in the current period on securities not previously impaired	0	3
Additional credit loss impairments recognized in the current period on securities previously impaired	2	2
Increases due to the passage of time on previously recorded credit losses	7	13
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(7)
Balance, end of period	$751	$751
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$614	$614	$765	$765
Fixed maturities:
Corporate securities	13,422	13,872	12,797	12,851
Commercial mortgage-backed securities	1,899	1,985	1,860	1,862
Residential mortgage-backed securities(1)	1,289	1,334	1,411	1,428
Asset-backed securities(2)	1,343	1,353	1,295	1,299
Foreign government bonds	803	847	680	694
U.S. government authorities and agencies and obligations of U.S. states	405	452	326	369
Total fixed maturities	19,161	19,843	18,369	18,503
Equity securities	1,194	1,245	1,030	1,254
Total trading account assets supporting insurance liabilities	$20,969	$21,702	$20,164	$20,522
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $136 million and $(276) million during the three months ended June 30, 2016 and 2015, respectively, and $375 million and $(266) million during the six months ended June 30, 2016 and 2015, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$26	$26
Fixed maturities	4,268	4,072	11,132	10,764
Equity securities	939	1,022	1,006	1,098
Other	5	6	12	15
Subtotal	$5,238	5,126	$12,176	11,903
Derivative instruments		2,142		2,555
Total other trading account assets		$7,268		$14,458

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $137 million and $61 million during the three months ended June 30, 2016 and 2015, respectively, and $161 million and $9 million during the six months ended June 30, 2016 and 2015, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both June 30, 2016 and December 31, 2015, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$63,034	$81,467	$53,851	$61,911
Fixed maturities, held-to-maturity	931	1,315	796	988
Trading account assets supporting insurance liabilities	599	646	492	502
Other trading account assets	36	37	33	33
Total	$64,600	$83,465	$55,172	$63,434

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,569	$10,485	$7,191	$9,233
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	45	44	44
Other trading account assets	7	7	0	0
Total	$7,620	$10,537	$7,235	$9,277

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$11,790	23.3%	$11,226	22.9%
Retail	8,567	17.0	8,917	18.2
Apartments/Multi-Family	13,139	26.0	12,034	24.5
Industrial	7,718	15.3	7,775	15.9
Hospitality	2,372	4.7	2,513	5.1
Other	4,037	8.0	3,722	7.6
Total commercial mortgage loans	47,623	94.3	46,187	94.2
Agricultural property loans	2,873	5.7	2,859	5.8
Total commercial mortgage and agricultural property loans by property type	50,496	100.0%	49,046	100.0%
Valuation allowance	(92)		(99)
Total net commercial mortgage and agricultural property loans by property type	50,404		48,947
Other loans:
Uncollateralized loans	730		1,012
Residential property loans	310		301
Other collateralized loans	11		312
Total other loans	1,051		1,625
Valuation allowance	(8)		(13)
Total net other loans	1,043		1,612
Total commercial mortgage and other loans(1)	$51,447		$50,559
__________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (26%), New York (9%) and Texas (9%)) and include loans secured by properties in Europe (4%) and Asia (1%) at June 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	(7)	0	0	0	(5)	(12)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$90	$2	$3	$0	$5	$100

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(7)	1	(2)	0	1	(7)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$4	$0	$0	$0	$0	$4
Collectively evaluated for impairment	86	2	3	0	5	96
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$90	$2	$3	$0	$5	$100

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$150	$20	$0	$0	$2	$172
Gross of reserves: collectively evaluated for impairment	47,473	2,853	310	11	728	51,375
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$47,623	$2,873	$310	$11	$730	$51,547
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	96	2	3	0	10	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$111	$8	$0	$0	$2	$121
Gross of reserves: collectively evaluated for impairment	46,076	2,851	301	312	1,010	50,550
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$46,187	$2,859	$301	$312	$1,012	$50,671
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total with no related allowance	$0	$2	$0	$0	$0

With an allowance recorded:
Commercial mortgage loans	$51	$51	$4	$19	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$51	$51	$4	$19	$2

Total:
Commercial mortgage loans	$51	$51	$4	$19	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total	$51	$53	$4	$19	$2
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$2	$0

With an allowance recorded:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$1	$1	$1	$52	$3

Total:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$1	$2	$1	$54	$3
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of June 30, 2016 and December 31, 2015, was $591 million and $274 million, respectively. For all of these loans, the Company pre-arranges that it will sell the loan to an investor. As of both June 30, 2016 and December 31, 2015, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of June 30, 2016, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—June 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$26,709	$431	$414	$27,554
60%-69.99%	12,687	331	106	13,124
70%-79.99%	6,105	330	119	6,554
Greater than 80%	231	143	17	391
Total commercial mortgage loans	$45,732	$1,235	$656	$47,623

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—June 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,616	$118	$2	$2,736
60%-69.99%	137	0	0	137
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,753	$118	$2	$2,873

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—June 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$29,325	$549	$416	$30,290
60%-69.99%	12,824	331	106	13,261
70%-79.99%	6,105	330	119	6,554
Greater than 80%	231	143	17	391
Total commercial mortgage and agricultural property loans	$48,485	$1,353	$658	$50,496

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

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$47,619	$0	$0	$4	$4	$47,623	$97
Agricultural property loans	2,872	0	0	1	1	2,873	1
Residential property loans	298	5	1	6	12	310	6
Other collateralized loans	11	0	0	0	0	11	0
Uncollateralized loans	730	0	0	0	0	730	0
Total	$51,530	$5	$1	$11	$17	$51,547	$104

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$46,187	$0	$0	$0	$0	$46,187	$53
Agricultural property loans	2,856	2	0	1	3	2,859	1
Residential property loans	288	7	0	6	13	301	6
Other collateralized loans	312	0	0	0	0	312	0
Uncollateralized loans	1,012	0	0	0	0	1,012	0
Total	$50,655	$9	$0	$7	$16	$50,671	$60

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion regarding nonaccrual status loans.

For both the three and six months ended June 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold, other than those classified as held-for-sale, respectively. For both the three and six months ended June 30, 2015 there were $53 million of commercial mortgage and other loans acquired, other than those through direct origination and there were $18 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of June 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, there were no private debt commitments to borrowers that have been involved in a troubled debt restructuring.

As of June 30, 2016, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale(1)	$2,705	$2,611	$5,328	$5,194
Fixed maturities, held-to-maturity(1)	52	51	103	100
Equity securities, available-for-sale	111	81	190	177
Trading account assets	241	294	495	581
Commercial mortgage and other loans	561	556	1,116	1,100
Policy loans	156	154	310	308
Short-term investments and cash equivalents	34	11	67	24
Other long-term investments	110	137	209	381
Gross investment income	3,970	3,895	7,818	7,865
Less: investment expenses	(181)	(224)	(359)	(425)
Net investment income	$3,789	$3,671	$7,459	$7,440
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2016 and 2015, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities	$433	$371	$360	$840
Equity securities	71	227	99	348
Commercial mortgage and other loans	4	20	31	31
Investment real estate	1	14	1	38
Joint ventures and limited partnerships	(23)	(4)	(64)	(9)
Derivatives(1)	951	(503)	2,895	1,235
Other	(4)	4	(8)	7
Realized investment gains (losses), net	$1,433	$129	$3,314	$2,490
__________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$286	$234
Fixed maturity securities, available-for-sale—all other	45,918	24,673
Equity securities, available-for-sale	2,408	2,427
Derivatives designated as cash flow hedges(1)	1,298	1,165
Other investments(2)	(31)	(25)
Net unrealized gains (losses) on investments	$49,879	$28,474
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of June 30, 2016, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets” and losses on notes associated with payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51	$1	$1	$0	$52	$1
Obligations of U.S. states and their political subdivisions	4	0	21	3	25	3
Foreign government bonds	235	8	434	32	669	40
U.S. corporate public securities	4,204	167	5,238	364	9,442	531
U.S. corporate private securities	2,863	174	1,482	81	4,345	255
Foreign corporate public securities	1,161	37	1,883	162	3,044	199
Foreign corporate private securities	4,096	223	4,536	477	8,632	700
Asset-backed securities	2,986	82	3,489	73	6,475	155
Commercial mortgage-backed securities	427	3	296	2	723	5
Residential mortgage-backed securities	41	0	95	2	136	2
Total	$16,068	$695	$17,475	$1,196	$33,543	$1,891
Equity securities, available-for-sale	$1,194	$91	$9	$1	$1,203	$92
__________

(1)	Includes $14 million of fair value and less than $1 million of gross unrealized losses at June 30, 2016, on securities classified as held-to-maturity, which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,068	$19	$0	$0	$3,068	$19
Obligations of U.S. states and their political subdivisions	1,391	40	7	1	1,398	41
Foreign government bonds	1,925	82	411	65	2,336	147
U.S. corporate public securities	24,642	1,396	3,455	559	28,097	1,955
U.S. corporate private securities	6,996	266	802	93	7,798	359
Foreign corporate public securities	5,985	288	1,584	333	7,569	621
Foreign corporate private securities	6,199	340	3,917	654	10,116	994
Asset-backed securities	4,342	33	3,138	88	7,480	121
Commercial mortgage-backed securities	3,888	63	473	7	4,361	70
Residential mortgage-backed securities	558	4	119	2	677	6
Total	$58,994	$2,531	$13,906	$1,802	$72,900	$4,333
Equity securities, available-for-sale	$1,862	$142	$11	$1	$1,873	$143
__________

(1)	Includes $0 million of fair value and $0 million of gross unrealized losses at December 31, 2015, on securities classified as held-to-maturity, which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at June 30, 2016 and December 31, 2015, were composed of $1,349 million and $3,750 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $542 million and $583 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2016, the $1,196 million of gross unrealized losses of twelve months or more were concentrated in the energy, capital goods and finance sectors of the Company’s corporate securities. At December 31, 2015, the $1,802 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at June 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At June 30, 2016, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At June 30, 2016, $24 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $11 million of which had been in that position for less than six months. At December 31, 2015, $19 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at June 30, 2016 or December 31, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of repurchase agreements as of the dates indicated.

	June 30, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,130	$4,850	$566	$0	$6,546
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	0	0	0	0	0
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	789	0	0	789
Equity securities	0	0	0	0	0
Total repurchase agreements	$1,130	$5,639	$566	$0	$7,335

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,991	$4,513	$253	$0	$6,757
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	11	0	0	0	11
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	169	945	0	0	1,114
Equity securities	0	0	0	0	0
Total repurchase agreements	$2,171	$5,458	$253	$0	$7,882

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of securities lending transactions as of the dates indicated.

	June 30, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6	$0	$0	$0	$6
Obligations of U.S. states and their political subdivisions	16	0	0	0	16
Foreign government bonds	262	0	0	0	262
U.S. corporate public securities	2,753	94	0	0	2,847
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	769	49	0	0	818
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	86	0	0	86
Equity securities	608	0	0	0	608
Total securities lending transactions	$4,414	$229	$0	$0	$4,643

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$94	$0	$0	$0	$94
Obligations of U.S. states and their political subdivisions	4	0	0	0	4
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	1,401	86	0	0	1,487
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	579	50	0	0	629
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	241	0	0	0	241
Commercial mortgage-backed securities	8	0	0	0	8
Residential mortgage-backed securities	0	97	0	0	97
Equity securities	936	0	0	0	936
Total securities lending transactions	$3,263	$233	$0	$0	$3,496

Reinsurance Trust

During the second quarter of 2016, a trust was established for the benefit of certain policyholders related to a reinsurance agreement between two wholly-owned subsidiaries. Total assets related to this new trust arrangement of $1.2 billion were on deposit with trustees as of June 30, 2016. For additional information on other securities pledged, restricted assets and special deposits, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles commonly referred to as collateralized loan obligations (“CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager and (2) variable interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs. Effective January 1, 2016, the Company adopted new FASB guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that resulted in the deconsolidation of certain of its previously consolidated CLOs. See Note 2 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	June 30, 2016(1)	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Fixed maturities, available-for-sale	$74	$0	$302	$179
Fixed maturities, held-to-maturity	92	0	890	760
Trading account assets supporting insurance liabilities	0	0	10	10
Other trading account assets	2,793	9,536	0	0
Commercial mortgage and other loans	524	0	0	300
Other long-term investments	345	0	91	155
Cash and cash equivalents	130	337	1	1
Accrued investment income	20	56	4	3
Other assets	502	324	3	3
Total assets of consolidated VIEs	$4,480	$10,253	$1,301	$1,411
Notes issued by consolidated VIEs	$2,094	$8,597	$0	$0
Other liabilities	158	674	13	3
Total liabilities of consolidated VIEs	$2,252	$9,271	$13	$3
 __________

(1)
As a result of the adoption of the new accounting guidance ASU 2015-02 effective January 1, 2016, total assets of consolidated VIEs reflects $1,428 million related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of June 30, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $440 million and $218 million at June 30, 2016 and December 31, 2015, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $12,393 million and $5,262 million as of June 30, 2016 and December 31, 2015, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $7,638 million and $7,532 million as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company recognized a policyholder dividend obligation of $1,517 million and $1,694 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,680 million and $2,815 million at June 30, 2016 and December 31, 2015, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Closed Block liabilities
Future policy benefits	$49,361	$49,538
Policyholders’ dividends payable	938	945
Policyholders’ dividend obligation	6,197	4,509
Policyholders’ account balances	5,221	5,250
Other Closed Block liabilities	4,232	4,171
Total Closed Block liabilities	65,949	64,413
Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,009	37,584
Other trading account assets, at fair value	288	288
Equity securities, available-for-sale, at fair value	2,464	2,726
Commercial mortgage and other loans	9,747	9,770
Policy loans	4,729	4,790
Other long-term investments	2,980	2,921
Short-term investments	817	1,467
Total investments	61,034	59,546
Cash and cash equivalents	1,134	1,036
Accrued investment income	504	506
Other Closed Block assets	432	458
Total Closed Block assets	63,104	61,546
Excess of reported Closed Block liabilities over Closed Block assets	2,845	2,867
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,664	2,800
Allocated to policyholder dividend obligation	(4,680)	(2,815)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,829	$2,852

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2016
(in millions)
Balance, January 1	$4,509
Impact from earnings allocable to policyholder dividend obligation	(178)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,866
Balance, June 30	$6,197

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Premiums	$692	$701	$1,314	$1,335
Net investment income	643	642	1,261	1,351
Realized investment gains (losses), net	205	166	107	539
Other income (loss)	9	18	2	21
Total Closed Block revenues	1,549	1,527	2,684	3,246
Benefits and Expenses
Policyholders’ benefits	858	895	1,665	1,716
Interest credited to policyholders’ account balances	34	34	67	67
Dividends to policyholders	575	423	822	1,187
General and administrative expenses	100	107	203	215
Total Closed Block benefits and expenses	1,567	1,459	2,757	3,185
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(18)	68	(73)	61
Income tax expense (benefit)	(29)	57	(95)	39
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	11	22	22
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$11	$22	$22

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2015	660.1	213.0	447.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.4	(10.4)
Stock-based compensation programs(1)	0.0	(2.0)	2.0
Balance, June 30, 2016	660.1	221.4	438.7
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. In August 2016, the Board of Directors authorized a $500 million increase to this authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 is $2.0 billion. As of June 30, 2016, 10.4 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	1,272	17,958	(34)	19,196
Amounts reclassified from AOCI	8	(638)	107	(523)
Income tax benefit (expense)	(294)	(5,972)	(25)	(6,291)
Balance, June 30, 2016	$(101)	$27,121	$(2,353)	$24,667

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in OCI before reclassifications	(110)	(2,965)	10	(3,065)
Amounts reclassified from AOCI	1	(1,247)	96	(1,150)
Income tax benefit (expense)	88	1,523	(42)	1,569
Balance, June 30, 2015	$(996)	$16,562	$(2,162)	$13,404
__________

(1)
Includes cash flow hedges of $1,298 million and $1,165 million as of June 30, 2016 and December 31, 2015, respectively, and $702 million and $206 million as of June 30, 2015 and December 31, 2014, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statement of Operations
	2016	2015	2016	2015
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(2)	$(2)	$(8)	$(1)	Realized investment gains (losses), net
Total foreign currency translation adjustment	(2)	(2)	(8)	(1)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(2)	(2)	(3)	(3)	(3)
Cash flow hedges—Currency/Interest rate	160	(54)	182	62	(3)
Net unrealized investment gains (losses) on available-for-sale securities	504	599	459	1,188
Total net unrealized investment gains (losses)	662	543	638	1,247	(4)
Amortization of defined benefit pension items:
Prior service cost	2	4	4	7	(5)
Actuarial gain (loss)	(56)	(51)	(111)	(103)	(5)
Total amortization of defined benefit pension items	(54)	(47)	(107)	(96)
Total reclassifications for the period	$606	$494	$523	$1,150
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$234	$6	$14	$(31)	$(77)	$146
Net investment gains (losses) on investments arising during the period	50				(17)	33
Reclassification adjustment for (gains) losses included in net income	12				(4)	8
Reclassification adjustment for OTTI losses excluded from net income(1)	(10)				3	(7)
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(9)			3	(6)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(19)		5	(14)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(3)	1	(2)
Balance, June 30, 2016	$286	$(3)	$(5)	$(34)	$(86)	$158
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$28,240	$(760)	$(1,082)	$(2,802)	$(7,969)	$15,627
Net investment gains (losses) on investments arising during the period	21,993				(7,518)	14,475
Reclassification adjustment for (gains) losses included in net income	(650)				222	(428)
Reclassification adjustment for OTTI losses excluded from net income(2)	10				(3)	7
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(1,508)			492	(1,016)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(675)		190	(485)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,871)	654	(1,217)
Balance, June 30, 2016	$49,593	$(2,268)	$(1,757)	$(4,673)	$(13,932)	$26,963
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended June 30,
	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$925			$1,459
Less: Income (loss) attributable to noncontrolling interests	4			53
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	11			15
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$910	441.1	$2.06	$1,391	452.6	$3.07
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$11			$15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	11			14
Stock options		1.8			2.5
Deferred and long-term compensation programs		0.8			0.8
Exchangeable Surplus Notes	5	5.6		5	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$915	449.3	$2.04	$1,397	461.4	$3.03

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$2,294			$3,505
Less: Income (loss) attributable to noncontrolling interests	37			63
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	26			34
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$2,231	443.2	$5.03	$3,408	453.4	$7.52
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$26			$34
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	25			33
Stock options		1.6			2.4
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	9	5.6		9	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$2,241	451.3	$4.97	$3,418	462.2	$7.40
Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2016 and 2015, as applicable, were based on 5.1 million and 4.5 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.7	$83.56	2.1	$88.70
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.7		2.1

	Six Months Ended June 30,
	2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.8	$83.40	2.4	$87.92
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.8		2.4

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2016	December 31, 2015
	($ in millions)
Commercial paper:
Prudential Financial	$60	$80
Prudential Funding, LLC	435	384
Subtotal commercial paper	495	464
Current portion of long-term debt	181	752
Total short-term debt(1)	$676	$1,216
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$242	$331
Daily average commercial paper outstanding	$912	$1,127
Weighted average maturity of outstanding commercial paper, in days	6	10
Weighted average interest rate on outstanding short-term debt(2)	0.40%	0.16%
__________

(1)	Includes Prudential Financial debt of $169 million and $831 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Excludes the current portion of long-term debt.

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the Federal Home Loan Bank of New York (“FHLBNY”). Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized advances and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently, there are no restrictions on the term of borrowings from the FHLBNY.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2016, Prudential Insurance had pledged assets with a fair value of $1.2 billion supporting outstanding funding agreements totaling $1.0 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $6.1 billion as of June 30, 2016. Prudential Insurance had no other advances outstanding under the FHLB facility as of June 30, 2016.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of June 30, 2016, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior year statutory admitted assets or 25% of prior year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $244 million as of June 30, 2016.

Credit Facilities

As of June 30, 2016, the Company maintained a syndicated, unsecured committed credit facility as described below.

Borrowers	Original Term	Expiration Date	Capacity	Amount Outstanding
			($ in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0

Borrowings under this credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses. Borrowings under the credit facility are conditioned on the Company’s maintenance of consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. As of June 30, 2016, the Company’s consolidated net worth exceeded this required minimum amount.

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

Long-term Debt

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Surplus Notes

During the first quarter of 2016, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX by $140 million. As of June 30, 2016, an aggregate of $2.2 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

During the second quarter of 2016, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2014 for the financing of non-economic reserves required under Regulation XXX by $77 million. As of June 30, 2016, an aggregate of $1.1 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of June 30, 2016, the outstanding balance of the Company’s medium-term notes was $9.6 billion, a decrease of $1.3 billion from December 31, 2015, due to maturities of $750 million and the repurchase of $500 million of medium-term notes through a tender offer. The repurchase included a prepayment premium and fees totaling $36 million which were recorded to interest expense.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2016, the outstanding balance of retail notes was $461 million.

Mortgage Debt. As of June 30, 2016, the Company’s subsidiaries had mortgage debt of $646 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $82 million from December 31, 2015, primarily due to new borrowings.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(in millions)
Components of net periodic (benefit) cost
Service cost	$63	$61	$4	$5
Interest cost	124	117	23	22
Expected return on plan assets	(188)	(193)	(27)	(28)
Amortization of prior service cost	(2)	(2)	0	(2)
Amortization of actuarial (gain) loss, net	45	42	11	9
Settlements	1	0	0	0
Special termination benefits	2	2	0	0
Net periodic (benefit) cost	$45	$27	$11	$6

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(in millions)
Components of net periodic (benefit) cost
Service cost	$125	$122	$9	$10
Interest cost	249	234	46	43
Expected return on plan assets	(377)	(387)	(53)	(57)
Amortization of prior service cost	(3)	(4)	(1)	(3)
Amortization of actuarial (gain) loss, net	90	84	21	19
Settlements	2	1	0	0
Special termination benefits	2	4	0	0
Net periodic (benefit) cost	$88	$54	$22	$12

During the six months ended June 30, 2016, the Company made cash contributions of $100 million to its pension plans and anticipates making an additional $70 million of cash contributions during the remainder of 2016.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In addition, as discussed in Note 1, during the second quarter, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the three month period ended June 30, 2016. The adjustment resulted in a decrease in adjusted operating income before income taxes of $148 million for the Individual Life Insurance segment.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$7	$79	$43	$160
Current period yield adjustments	$113	$125	$240	$248
Principal source of earnings	$17	$24	$27	$48
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $11 million and $13 million for the three months ended June 30, 2016 and 2015, respectively, and $23 million and $26 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, as of June 30, 2016, there was a $137 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic Guaranteed Investment Contracts (“GICs”) of $39 million for both the three months ended June 30, 2016 and 2015, and $78 million and $79 million for the six months ended June 30, 2016 and 2015, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net gains (losses) from:
Other trading account assets	$(34)	$26	$(56)	$(32)
Foreign currency exchange movements	$(217)	$133	$(538)	$158
Other activities	$2	$(2)	$12	$1

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$427	$548	$755	$1,077
Retirement	236	237	455	521
Asset Management	207	196	372	401
Total U.S. Retirement Solutions and Investment Management division	870	981	1,582	1,999
Individual Life	(290)	237	(170)	353
Group Insurance	89	75	115	105
Total U.S. Individual Life and Group Insurance division	(201)	312	(55)	458
International Insurance	803	842	1,582	1,676
Total International Insurance division	803	842	1,582	1,676
Corporate and Other operations	(415)	(294)	(727)	(547)
Total Corporate and Other	(415)	(294)	(727)	(547)
Total adjusted operating income before income taxes	1,057	1,841	2,382	3,586
Reconciling items:
Realized investment gains (losses), net, and related adjustments	802	(60)	2,220	1,602
Charges related to realized investment gains (losses), net	(442)	346	(1,522)	(265)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	108	(220)	324	(137)
Change in experience-rated contractholder liabilities due to asset value changes	(133)	234	(263)	37
Divested businesses:
Closed Block division	(32)	52	(105)	30
Other divested businesses	(11)	(109)	20	(34)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	45	17	58
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,341	$2,129	$3,073	$4,877

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenues				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2016	December 31, 2015(1)
	2016	2015	2016	2015
	(in millions)
Individual Annuities	$1,143	$1,200	$2,252	$2,387	$175,841	$169,447
Retirement	2,241	3,180	4,134	5,658	172,154	171,183
Asset Management	732	776	1,438	1,509	48,867	54,491
Total U.S. Retirement Solutions and Investment Management division	4,116	5,156	7,824	9,554	396,862	395,121
Individual Life	1,155	1,160	2,521	2,511	77,193	71,856
Group Insurance	1,364	1,291	2,684	2,568	40,600	39,344
Total U.S. Individual Life and Group Insurance division	2,519	2,451	5,205	5,079	117,793	111,200
International Insurance	5,343	5,037	10,387	9,943	206,352	175,153
Total International Insurance division	5,343	5,037	10,387	9,943	206,352	175,153
Corporate and Other operations	(166)	(144)	(312)	(269)	11,775	13,654
Total Corporate and Other	(166)	(144)	(312)	(269)	11,775	13,654
Total	11,812	12,500	23,104	24,307	732,782	695,128
Reconciling items:
Realized investment gains (losses), net, and related adjustments	802	(60)	2,220	1,602
Charges related to realized investment gains (losses), net	(12)	(133)	76	(79)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	108	(220)	324	(137)
Divested businesses:
Closed Block division	1,546	1,525	2,675	3,244	63,708	62,127
Other divested businesses	199	109	393	333
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(9)	(24)	(6)
Total per Unaudited Interim Consolidated Financial Statements	$14,439	$13,712	$28,768	$29,264	$796,490	$757,255
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03.

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Asset Management segment intersegment revenues	$161	$169	$331	$347

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at June 30, 2016:

Major Tax Jurisdiction	Open Tax Years
United States	2009 – 2015
Japan	Fiscal years ended March 31, 2011 – 2016
Korea	Fiscal years ended March 31, 2012 and 2013, the periods ended December 31, 2014 and 2015

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

For tax years 2009 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax return. If disagreements arise, accelerated resolutions programs are available to try to resolve the disagreements in a timely manner before the tax return is filed.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,429	$0	$	$22,429
Obligations of U.S. states and their political subdivisions	0	9,774	5		9,779
Foreign government bonds	0	105,863	124		105,987
U.S. corporate public securities	0	85,219	211		85,430
U.S. corporate private securities(7)	0	30,309	1,256		31,565
Foreign corporate public securities	0	30,044	92		30,136
Foreign corporate private securities	0	19,642	695		20,337
Asset-backed securities(8)	0	7,106	3,081		10,187
Commercial mortgage-backed securities	0	11,640	3		11,643
Residential mortgage-backed securities	0	4,594	183		4,777
Subtotal	0	326,620	5,650		332,270
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	384	0		384
Obligations of U.S. states and their political subdivisions	0	209	0		209
Foreign government bonds	7	849	38		894
Corporate securities	0	17,400	216		17,616
Asset-backed securities(8)	0	1,109	305		1,414
Commercial mortgage-backed securities	0	1,994	1		1,995
Residential mortgage-backed securities	0	1,399	4		1,403
Equity securities	1,470	212	585		2,267
All other(3)	109	24,370	2	(21,693)	2,788
Subtotal	1,586	47,926	1,151	(21,693)	28,970
Equity securities, available-for-sale	5,939	3,256	301		9,496
Commercial mortgage and other loans	0	591	0		591
Other long-term investments	3	97	14	(14)	100
Short-term investments	2,926	1,429	0		4,355
Cash equivalents	5,941	13,764	0		19,705
Other assets	0	3	62		65
Subtotal excluding separate account assets	16,395	393,686	7,178	(21,707)	395,552
Separate account assets(4)	37,484	219,481	2,128		259,093
Total assets	$53,879	$613,167	$9,306	$(21,707)	$654,645
Future policy benefits(5)	$0	$0	$13,328	$	$13,328
Other liabilities	66	8,883	2	(7,849)	1,102
Notes issued by consolidated VIEs	0	0	2,094		2,094
Total liabilities	$66	$8,883	$15,424	$(7,849)	$16,524

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,517	$0	$	$18,517
Obligations of U.S. states and their political subdivisions	0	8,789	6		8,795
Foreign government bonds	0	83,590	123		83,713
U.S. corporate public securities	0	75,163	205		75,368
U.S. corporate private securities(7)	0	29,750	694		30,444
Foreign corporate public securities	0	28,510	44		28,554
Foreign corporate private securities	0	18,859	279		19,138
Asset-backed securities(8)	0	6,178	4,048		10,226
Commercial mortgage-backed securities	0	10,424	38		10,462
Residential mortgage-backed securities	0	4,923	183		5,106
Subtotal	0	284,703	5,620		290,323
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0		288
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	697	34		731
Corporate securities	0	23,125	203		23,328
Asset-backed securities(8)	0	749	596		1,345
Commercial mortgage-backed securities	0	1,870	3		1,873
Residential mortgage-backed securities	0	1,509	4		1,513
Equity securities	1,542	221	589		2,352
All other(3)	630	14,173	5	(11,447)	3,361
Subtotal	2,172	42,821	1,434	(11,447)	34,980
Equity securities, available-for-sale	6,011	2,997	266		9,274
Commercial mortgage and other loans	0	274	0		274
Other long-term investments(6)	13	130	49	(10)	182
Short-term investments	6,776	711	0		7,487
Cash equivalents	4,834	9,374	0		14,208
Other assets	0	9	7		16
Subtotal excluding separate account assets	19,806	341,019	7,376	(11,457)	356,744
Separate account assets(4)(6)	43,076	214,838	1,995		259,909
Total assets	$62,882	$555,857	$9,371	$(11,457)	$616,653
Future policy benefits(5)	$0	$0	$8,434	$	$8,434
Other liabilities	1	5,306	2	(5,276)	33
Notes issued by consolidated VIEs	0	0	8,597		8,597
Total liabilities	$1	$5,306	$17,033	$(5,276)	$17,064
__________

(1)
“Netting” amounts represent cash collateral of $13,858 million and $6,181 million as of June 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of June 30, 2016, the net embedded derivative liability position of $13.3 billion includes $0.8 billion of embedded derivatives in an asset position and $14.1 billion of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $8.4 billion includes $0.7 billion of embedded derivatives in an asset position and $9.1 billion of embedded derivatives in a liability position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(7)
Excludes notes with fair value of $1,127 million and $1,039 million as of June 30, 2016 and December 31, 2015, respectively, which have been offset with the associated payables under a netting agreement.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans—The fair value of loans held and accounted for using the fair value option is determined utilizing pricing indicators from the whole loan market, where investors are committed to purchase these loans at a predetermined price, which is considered the principal exit market for these loans. The Company evaluates the valuation inputs used for these assets, including the existence of predetermined exit prices, the terms of the loans, prevailing interest rates and credit risk, and deems the primary pricing inputs are Level 2 inputs in the fair value hierarchy.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain Other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1,396 million and $1,413 million, respectively, of which $82 million and $1,331 million had been previously classified in Level 2 and Level 3, respectively, at December 31, 2015.

Other Assets—Other assets reflected in Level 3 include reinsurance recoverables which are carried at fair value and relate to the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. The methods and assumptions used to estimate the fair value are consistent with those described in “Future Policy Benefits.”

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of Separate Account Assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $25,739 million and $25,661 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended June 30, 2016, $26 million were transferred from Level 1 to Level 2 and $14 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2016, $66 million were transferred from Level 1 to Level 2 and $31 million were transferred from Level 2 to Level 1. During the three months ended June 30, 2015, $24 million were transferred from Level 1 to Level 2 and $36 million were transferred from Level 2 to Level 1. During the six months ended June 30, 2015, $74 million were transferred from Level 1 to Level 2 and $53 million were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2016
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$5	$0	$5
Foreign government bonds	0	162	162
Corporate securities(3)	2,115	355	2,470
Asset-backed securities(4)	153	3,233	3,386
Commercial mortgage-backed securities	3	1	4
Residential mortgage-backed securities	35	152	187
Equity securities	112	774	886
Other long-term investments	5	9	14
Other assets	64	0	64
Subtotal excluding separate account assets	2,492	4,686	7,178
Separate account assets	1,236	892	2,128
Total assets	$3,728	$5,578	$9,306
Future policy benefits	$13,328	$0	$13,328
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	2,094	2,094
Total liabilities	$13,330	$2,094	$15,424

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	157	157
Corporate securities(3)	1,085	340	1,425
Asset-backed securities(4)	149	4,495	4,644
Commercial mortgage-backed securities	5	36	41
Residential mortgage-backed securities	37	150	187
Equity securities	63	792	855
Other long-term investments(5)	39	10	49
Other assets	12	0	12
Subtotal excluding separate account assets	1,396	5,980	7,376
Separate account assets(5)	1,024	971	1,995
Total assets	$2,420	$6,951	$9,371
Future policy benefits	$8,434	$0	$8,434
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	8,597	8,597
Total liabilities	$8,436	$8,597	$17,033
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

	As of June 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$2,115	Discounted cash flow	Discount rate	0.50%	-	20.46%	7.28%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	5.0X	5.0X	Increase
		Liquidation	Liquidation value	9.40%	-	91.00%	81.53%	Increase
Liabilities:
Future policy benefits(3)	$13,328	Discounted cash flow	Lapse rate(4)	0%	-	13%		Decrease
			NPR spread(5)	0.41%	-	1.76%		Decrease
			Utilization rate(6)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$1,085	Discounted cash flow	Discount rate	0.93%	-	25%	7.66%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	-	5.0X	3.7X	Increase
		Liquidation	Liquidation value	15.79%	-	29.33%	17.77%	Increase
Liabilities:
Future policy benefits(3)	$8,434	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.06%	-	1.76%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Commercial Mortgage Loans—Separate account assets include $1,011 million and $960 million of commercial mortgage loans as of June 30, 2016 and December 31, 2015, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.39% to 3.37% (1.59% weighted average) as of June 30, 2016, and 1.49% to 4.81% (1.79% weighted average) as of December 31, 2015. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid-ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$122	$214	$1,170	$97	$593
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(4)	0	0
Included in other comprehensive income (loss)	0	0	0	62	1	101
Net investment income	0	0	0	2	0	0
Purchases	0	0	12	60	3	55
Sales	0	0	(1)	0	(1)	0
Issuances	0	0	0	0	0	0
Settlements	(1)	0	(1)	(16)	0	(35)
Foreign currency translation	0	2	1	2	3	6
Other(1)	0	0	(13)	0	13	0
Transfers into Level 3(2)	0	0	0	43	0	0
Transfers out of Level 3(2)	0	0	(1)	(63)	(24)	(25)
Fair Value, end of period	$5	$124	$211	$1,256	$92	$695
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$2	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,568	$11	$193
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	0
Included in other comprehensive income (loss)	3	0	(1)
Net investment income	5	0	(1)
Purchases	170	(1)	(1)
Sales	(8)	0	(1)
Issuances	0	0	0
Settlements	(167)	0	(10)
Foreign currency translation	7	0	4
Other(1)	25	0	0
Transfers into Level 3(2)	354	0	0
Transfers out of Level 3(2)	(1,877)	(7)	0
Fair Value, end of period	$3,081	$3	$183
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$36	$228	$611	$1	$4	$581	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(2)	3	0	0	(7)	1
Net investment income	0	1	1	0	0	0	0
Purchases	4	5	8	0	0	4	0
Sales	0	0	1	0	0	(1)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(20)	(3)	0	(1)	(2)	0
Foreign currency translation	0	0	(1)	0	0	13	0
Other(1)	0	0	3	0	1	(3)	0
Transfers into Level 3(2)	0	40	64	0	0	0	0
Transfers out of Level 3(2)	0	(36)	(382)	0	0	0	0
Fair Value, end of period	$38	$216	$305	$1	$4	$585	$2
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(3)	$2	$0	$0	$(6)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$292	$19	$36
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	21
Other income	0	0	0
Included in other comprehensive income (loss)	(15)	0	0
Net investment income	0	(1)	0
Purchases	29	0	5
Sales	(1)	0	0
Issuances	0	0	0
Settlements	0	0	0
Foreign currency translation	3	0	0
Other(1)	0	(3)	0
Transfers into Level 3(2)	0	0	0
Transfers out of Level 3(2)	(7)	0	0
Fair Value, end of period	$301	$14	$62
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2)	$24
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,168	$(11,069)	$(2)	$(2,946)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,998)	0	(98)
Other Income	0	0	0	10
Interest credited to policyholders’ account balances	15	0	0	0
Net investment income	7	0	0	0
Purchases	96	0	0	0
Sales	(13)	0	0	0
Issuances	0	(261)	0	0
Settlements	(55)	0	0	0
Foreign currency translation	0	0	0	0
Other(1)	0	0	0	940
Transfers into Level 3(2)	76	0	0	0
Transfers out of Level 3(2)	(166)	0	0	0
Fair Value, end of period	$2,128	$(13,328)	$(2)	$(2,094)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,071)	$0	$(98)
Other income	$0	$0	$0	$10
Interest credited to policyholders’ account balances	$9	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$123	$205	$694	$44	$279
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(87)	0	(1)
Included in other comprehensive income (loss)	0	1	2	22	2	(6)
Net investment income	0	0	0	4	0	0
Purchases	0	0	13	69	27	82
Sales	0	0	(1)	0	(1)	(4)
Issuances	0	0	0	0	0	0
Settlements	(1)	0	(1)	(43)	0	(78)
Foreign currency translation	0	0	5	3	8	9
Other(1)	0	0	(13)	0	13	0
Transfers into Level 3(2)	0	0	2	657	23	439
Transfers out of Level 3(2)	0	0	(1)	(63)	(24)	(25)
Fair Value, end of period	$5	$124	$211	$1,256	$92	$695
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(81)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,048	$38	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	0
Included in other comprehensive income (loss)	(41)	0	2
Net investment income	9	0	(1)
Purchases	346	7	(1)
Sales	(8)	(34)	(1)
Issuances	0	0	0
Settlements	(200)	(1)	(19)
Foreign currency translation	41	0	20
Other(1)	114	0	0
Transfers into Level 3(2)	1,204	0	0
Transfers out of Level 3(2)	(2,434)	(7)	0
Fair Value, end of period	$3,081	$3	$183
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$596	$3	$4	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(12)	(2)	0	0	(5)	1
Net investment income	0	1	1	0	0	0	0
Purchases	6	8	26	0	0	5	0
Sales	0	0	0	0	0	(12)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(35)	(4)	0	(1)	(77)	0
Foreign currency translation	0	0	(1)	0	0	42	0
Other(1)	0	(15)	20	(2)	1	15	(4)
Transfers into Level 3(2)	0	127	179	0	0	28	0
Transfers out of Level 3(2)	0	(61)	(510)	0	0	0	0
Fair Value, end of period	$38	$216	$305	$1	$4	$585	$2
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(13)	$(1)	$0	$0	$(4)	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(1)	46
Other income	0	0	0
Included in other comprehensive income (loss)	(10)	0	0
Net investment income	0	(1)	0
Purchases	53	0	9
Sales	(14)	0	0
Issuances	0	0	0
Settlements	(13)	0	0
Foreign currency translation	18	0	0
Other(1)	0	(33)	0
Transfers into Level 3(2)	7	0	0
Transfers out of Level 3(2)	(7)	0	0
Fair Value, end of period	$301	$14	$62
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$46
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(4,378)	0	3
Other Income	0	0	0	(9)
Interest credited to policyholders’ account balances	3	0	0	0
Net investment income	13	0	0	0
Purchases	258	0	0	0
Sales	(73)	0	0	0
Issuances	0	(515)	0	0
Settlements	(88)	0	0	0
Foreign currency translation	0	(1)	0	0
Other(1)	0	0	0	6,509
Transfers into Level 3(2)	273	0	0	0
Transfers out of Level 3(2)	(254)	0	0	0
Fair Value, end of period	$2,128	$(13,328)	$(2)	$(2,094)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(4,497)	$0	$3
Other income	$0	$0	$0	$(9)
Interest credited to policyholders’ account balances	$(3)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$136	$365	$514	$215	$156
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(12)	0	(1)
Included in other comprehensive income (loss)	0	(3)	(1)	0	2	9
Net investment income(6)	0	0	0	3	0	1
Purchases(6)	15	20	164	15	6	26
Sales	(1)	0	(150)	(4)	0	0
Issuances	0	0	0	0	0	0
Settlements(6)	0	0	(2)	(10)	(8)	(17)
Foreign currency translation	0	2	(2)	0	(7)	0
Transfers into Level 3(2)	0	(4)	0	0	0	0
Transfers out of Level 3(2)	0	0	(146)	(1)	(12)	0
Fair Value, end of period	$20	$151	$228	$505	$196	$174
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(13)	$0	$0

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,362	$75	$242
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Included in other comprehensive income (loss)	15	0	(1)
Net investment income	10	0	0
Purchases	615	2	0
Sales	(286)	0	(3)
Issuances	0	0	0
Settlements	(39)	(2)	(16)
Foreign currency translation	(11)	0	(7)
Transfers into Level 3(2)	293	0	0
Transfers out of Level 3(2)	(1,142)	(34)	0
Fair Value, end of period	$3,817	$41	$215
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$22	$144	$376	$3	$6	$634	$8
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	1	0
Other income	0	(2)	1	0	0	(6)	4
Net investment income	0	1	1	0	0	0	0
Purchases	4	51	243	(1)	0	1	0
Sales	0	(4)	(2)	0	0	(12)	0
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(1)	0	0	0	(1)	0
Foreign currency translation	0	0	0	0	0	(13)	0
Transfers into Level 3(2)	0	0	27	0	0	0	0
Transfers out of Level 3(2)	0	(41)	(39)	0	(1)	0	0
Fair Value, end of period	$25	$148	$607	$2	$5	$604	$12
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(2)	$1	$0	$0	$(7)	$4

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(5)
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$263	$13	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	0
Other income	0	0	0
Included in other comprehensive income (loss)	(4)	0	0
Net investment income	0	0	0
Purchases	8	5	0
Sales	(9)	0	0
Issuances	0	0	0
Settlements	0	0	0
Foreign currency translation	(7)	0	0
Transfers into Level 3(2)	2	0	0
Transfers out of Level 3(2)	0	0	0
Fair Value, end of period	$259	$18	$2
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(5)
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,019	$(9,473)	$(2)	$(6,810)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	4,236	0	(68)
Other Income	0	0	0	(62)
Interest credited to policyholders’ account balances	(17)	0	0	0
Net investment income	6	0	0	0
Purchases	481	0	0	0
Sales	(65)	0	0	0
Issuances	0	(241)	0	(494)
Settlements	(37)	0	0	0
Foreign currency translation	(1)	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(283)	0	0	0
Fair Value, end of period	$2,104	$(5,478)	$(2)	$(7,434)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$4,167	$0	$(68)
Other Income	$0	$0	$0	$(62)
Interest credited to policyholders’ account balances	$(19)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$2	$357	$523	$252	$171
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(15)	0	1
Included in other comprehensive income (loss)	0	(3)	0	(3)	2	3
Net investment income(6)	0	0	0	5	0	2
Purchases(6)	15	20	328	45	18	39
Sales	(1)	0	(300)	(4)	(43)	0
Issuances	0	0	0	0	0	0
Settlements(6)	0	0	(10)	(21)	(8)	(42)
Foreign currency translation	0	(2)	(2)	0	(9)	0
Other(1)	0	0	0	(3)	0	0
Transfers into Level 3(2)	0	134	6	10	0	0
Transfers out of Level 3(2)	0	0	(151)	(32)	(16)	0
Fair Value, end of period	$20	$151	$228	$505	$196	$174
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(16)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	6	0	0
Included in other comprehensive income (loss)	17	0	(1)
Net investment income	13	0	0
Purchases	940	34	0
Sales	(390)	0	(3)
Issuances	0	0	0
Settlements	(78)	(4)	(25)
Foreign currency translation	(14)	0	(9)
Other(1)	3	0	0
Transfers into Level 3(2)	803	2	0
Transfers out of Level 3(2)	(1,542)	(34)	0
Fair Value, end of period	$3,817	$41	$215
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(2)	0
Other income	0	(7)	3	0	0	(9)	5
Net investment income	0	1	1	0	0	0	0
Purchases	5	71	247	0	0	8	0
Sales	0	(4)	(2)	(2)	0	(16)	0
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(3)	(1)	(1)	(1)	(16)	0
Foreign currency translation	0	0	0	0	0	(17)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	7	73	0	0	0	0
Transfers out of Level 3(2)	0	(41)	(107)	0	(1)	0	0
Fair Value, end of period	$25	$148	$607	$2	$5	$604	$12
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(2)	$0
Other income	$0	$(7)	$3	$0	$0	$6	$5

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(5)
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$13	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	10	(2)	0
Other income	0	0	0
Included in other comprehensive income (loss)	(1)	0	0
Net investment income	0	0	0
Purchases	12	8	0
Sales	(31)	0	0
Issuances	0	0	0
Settlements	0	0	0
Foreign currency translation	(8)	0	0
Other(1)	0	0	0
Transfers into Level 3(2)	2	0	0
Transfers out of Level 3(2)	0	(1)	0
Fair Value, end of period	$259	$18	$2
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(1)	$(2)	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(5)
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,738	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	3,184	1	(53)
Other Income	0	0	0	92
Interest credited to policyholders’ account balances	(6)	0	0	0
Net investment income	12	0	0	0
Purchases	819	0	0	0
Sales	(73)	0	0	0
Issuances	0	(480)	0	(1,440)
Settlements	(80)	0	2	0
Foreign currency translation	(2)	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(305)	0	0	0
Fair Value, end of period	$2,104	$(5,478)	$(2)	$(7,434)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$3,062	$1	$(53)
Other Income	$0	$0	$0	$(92)
Interest credited to policyholders’ account balances	$(9)	$0	$0	$0
__________

(1)
Other as of June 30, 2016 primarily represents deconsolidations of certain previously consolidated collateralized loan obligations. Other as of June 30, 2015 primarily represents reclassifications of certain assets between reporting categories.

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

(5)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(6)	Amounts as of June 30, 2015, have been revised to correct the previously reported amounts.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

Derivative Fair Value Information

The following tables present the balances of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Trading account assets-All Other Activity,” “Other long-term investments” or “Other liabilities” in the tables presented above, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$19,961	$5	$	$19,970
Currency	0	1,196	0		1,196
Credit	0	1	0		1
Currency/Interest Rate	0	2,601	0		2,601
Equity	1	168	2		171
Commodity	1	0	0		1
Netting(1)				(21,707)	(21,707)
Total derivative assets	$6	$23,927	$7	$(21,707)	$2,233
Derivative Liabilities:
Interest Rate	$33	$7,614	$1	$	$7,648
Currency	0	354	0		354
Credit	0	93	0		93
Currency/Interest Rate	0	472	0		472
Equity	39	359	0		398
Commodity	0	0	0		0
Netting(1)				(7,849)	(7,849)
Total derivative liabilities	$72	$8,892	$1	$(7,849)	$1,116

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$11	$10,561	$7	$	$10,579
Currency	0	318	0		318
Credit	0	3	0		3
Currency/Interest Rate	0	2,995	0		2,995
Equity	4	254	32		290
Commodity	0	0	0		0
Netting(1)				(11,457)	(11,457)
Total derivative assets	$15	$14,131	$39	$(11,457)	$2,728
Derivative Liabilities:
Interest Rate	$3	$4,573	$2	$	$4,578
Currency	0	114	0		114
Credit	0	53	0		53
Currency/Interest Rate	0	244	0		244
Equity	0	327	0		327
Commodity	0	0	0		0
Netting(1)				(5,276)	(5,276)
Total derivative liabilities	$3	$5,311	$2	$(5,276)	$40
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and the six months ended June 30, 2016, respectively, as well as the portion of gains or losses included in income for the three and the six months ended June 30, 2016, respectively, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$2	$5	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other(1)	0	0	(30)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$2	$4	$2	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(1)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$5	$4	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	2	(4)	3
Other income	0	0	0	0
Purchases	4	0	6	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	0
Fair Value, end of period	$7	$6	$7	$6
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(2)	$2	$(4)	$3
Other income	$0	$0	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Commercial mortgage loans(1):
Carrying value	$47	$0	$47	$0
Gains (Losses)	$(4)	$0	$(4)	$0
Mortgage servicing rights(2):
Carrying value	$96	$98	$96	$98
Gains (Losses)	$(3)	$2	$(2)	$(1)
Cost method investments(3):
Carrying value	$186	$131	$186	$131
Gains (Losses)	$(22)	$(12)	$(52)	$(36)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$27	$11	$(24)	$43
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$87	$129	$6	$(39)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $2 million of interest income for both the three months ended June 30, 2016 and 2015, and $4 million and $5 million of interest income for the six months ended June 30, 2016 and 2015, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $591 million and $582 million, respectively, as of June 30, 2016, and $274 million and $270 million, respectively, as of December 31, 2015. As of June 30, 2016, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,384 million as of June 30, 2016 and $1,322 million as of December 31, 2015.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $2,094 million and $2,287 million, respectively, as of June 30, 2016, and $8,597 million and $9,186 million, respectively as of December 31, 2015. Interest expense recorded for these liabilities was $30 million and $86 million for the three months ended June 30, 2016 and 2015, respectively, and $68 million and $154 million for the six months ended June 30, 2016 and 2015, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,852	$1,174	$3,026	$2,485
Commercial mortgage and other loans	0	205	53,698	53,903	50,856
Policy loans	0	0	11,930	11,930	11,930
Short-term investments	0	680	0	680	680
Cash and cash equivalents	3,771	666	0	4,437	4,437
Accrued investment income	0	3,211	0	3,211	3,211
Other assets	53	2,084	655	2,792	2,792
Total assets	$3,824	$8,698	$67,457	$79,979	$76,391
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,420	$58,405	$99,825	$98,057
Securities sold under agreements to repurchase	0	7,335	0	7,335	7,335
Cash collateral for loaned securities	0	4,643	0	4,643	4,643
Short-term debt	0	609	73	682	676
Long-term debt(4)	1,377	16,362	3,399	21,138	18,986
Other liabilities	0	4,679	694	5,373	5,373
Separate account liabilities—investment contracts	0	68,906	29,860	98,766	98,766
Total liabilities	$1,377	$143,954	$92,431	$237,762	$233,836

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,543	$1,081	$2,624	$2,308
Commercial mortgage and other loans	0	533	51,046	51,579	50,285
Policy loans	0	0	11,657	11,657	11,657
Short-term investments	0	617	1	618	618
Cash and cash equivalents	2,832	572	0	3,404	3,404
Accrued investment income	0	3,110	0	3,110	3,110
Other assets	136	2,334	652	3,122	3,122
Total assets	$2,968	$8,709	$64,437	$76,114	$74,504
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,314	$54,957	$94,271	$93,937
Securities sold under agreements to repurchase	0	7,882	0	7,882	7,882
Cash collateral for loaned securities	0	3,496	0	3,496	3,496
Short-term debt	0	1,221	0	1,221	1,216
Long-term debt(4)(5)	1,328	16,540	3,433	21,301	19,594
Other liabilities	0	5,344	695	6,039	6,039
Separate account liabilities—investment contracts	0	69,978	32,267	102,245	102,245
Total liabilities	$1,328	$143,775	$91,352	$236,455	$234,409
__________

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of these cost method investments were $1,612 million and $1,653 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying value of these investments were $1,488 million and $1,563 million as of June 30, 2016 and December 31, 2015, respectively.

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

(3)
Excludes notes with fair value and carrying amount of $3,990 million as of June 30, 2016, and $4,081 million and $3,850 million, respectively, as of December 31, 2015, which have been offset with the associated payables under a netting agreement.

(4)
Includes notes with fair value and carrying amount of $5,117 million as of June 30, 2016, and $5,120 million and $4,889 million, respectively, as of December 31, 2015, which have been offset with the associated payables under a netting agreement.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $2,233 million and $2,728 million as of June 30, 2016 and December 31, 2015, respectively, and total derivative liabilities of $1,116 million and $40 million as of June 30, 2016 and December 31, 2015, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying/Instrument Type	June 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,358	$21	$(176)	$1,431	$20	$(148)
Foreign Currency
Foreign Currency Forwards	353	30	(5)	323	7	(1)
Currency/Interest Rate
Foreign Currency Swaps	13,089	1,801	(24)	12,739	1,592	(5)
Total Qualifying Hedges	$14,800	$1,852	$(205)	$14,493	$1,619	$(154)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$175,452	$19,322	$(7,323)	$173,091	$10,161	$(4,232)
Interest Rate Futures	33,941	4	(33)	28,209	11	(3)
Interest Rate Options	14,736	616	(114)	40,056	387	(196)
Interest Rate Forwards	1,324	3	(1)	86	0	0
Foreign Currency
Foreign Currency Forwards	17,946	1,165	(349)	17,400	311	(113)
Foreign Currency Options	93	1	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	11,476	800	(448)	11,607	1,404	(238)
Credit
Credit Default Swaps	2,023	1	(93)	1,839	3	(53)
Equity
Equity Futures	3,540	0	(39)	249	2	0
Equity Options	55,616	81	(95)	48,958	159	(118)
Total Return Swaps	21,678	89	(265)	18,804	128	(209)
Commodity
Commodity Futures	78	1	0	80	0	0
Synthetic GICs	74,661	5	0	72,585	7	0
Total Non-Qualifying Derivatives(2)	$412,564	$22,088	$(8,760)	$413,057	$12,573	$(5,162)
Total Derivatives(3)	$427,364	$23,940	$(8,965)	$427,550	$14,192	$(5,316)
__________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

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

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $13,254 million and $8,408 million as of June 30, 2016 and December 31, 2015, respectively, primarily included in “Future policy benefits.”

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

	June 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$23,856	$(21,707)	$2,149	$(1,438)	$711
Securities purchased under agreement to resell	997	0	997	(997)	0
Total assets	$24,853	$(21,707)	$3,146	$(2,435)	$711
Offsetting of Financial Liabilities:
Derivatives(1)	$8,950	$(7,849)	$1,101	$(66)	$1,035
Securities sold under agreement to repurchase	7,335	0	7,335	(7,335)	0
Total liabilities	$16,285	$(7,849)	$8,436	$(7,401)	$1,035

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,028	$(11,457)	$2,571	$(1,296)	$1,275
Securities purchased under agreement to resell	776	0	776	(776)	0
Total assets	$14,804	$(11,457)	$3,347	$(2,072)	$1,275
Offsetting of Financial Liabilities:
Derivatives(1)	$5,310	$(5,276)	$34	$(14)	$20
Securities sold under agreement to repurchase	7,882	0	7,882	(7,882)	0
Total liabilities	$13,192	$(5,276)	$7,916	$(7,896)	$20
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(4)	$(9)	$0	$0	$0	$0
Currency	11	0	0	0	0	0
Total fair value hedges	7	(9)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	(1)
Currency/Interest Rate	0	30	127	0	0	403
Total cash flow hedges	0	30	127	(1)	0	402
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,380	0	0	0	0	0
Currency	68	0	(1)	0	0	0
Currency/Interest Rate	(41)	0	1	0	0	0
Credit	9	0	0	0	0	0
Equity	(523)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,948)	0	0	0	0	0
Total non-qualifying hedges	945	0	0	0	0	0
Total	$952	$21	$127	$(1)	$0	$399

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interest Rate	$(18)	$(17)	$0	$0	$0	$0
Currency	21	0	0	0	0	0
Total fair value hedges	3	(17)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	(9)
Currency/Interest Rate	0	58	118	0	0	142
Total cash flow hedges	0	58	118	(3)	0	133
Net investment hedges
Currency	0	0	0	0	0	(10)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(10)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,873	0	0	0	0	0
Currency	567	0	(2)	0	0	0
Currency/Interest Rate	(530)	0	0	0	0	0
Credit	(7)	0	0	0	0	0
Equity	(751)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(4,267)	0	0	0	0	0
Total non-qualifying hedges	2,884	0	(2)	0	0	0
Total	$2,887	$41	$116	$(3)	$0	$123

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$26	$(11)	$0	$0	$0	$0
Currency	(10)	0	0	0	0	0
Total fair value hedges	16	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	6
Currency/Interest Rate	0	16	(79)	0	0	(308)
Total cash flow hedges	0	16	(79)	(2)	0	(302)
Net investment hedges
Currency	1	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	18
Total net investment hedges	1	0	0	0	0	15
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,180)	0	0	0	0	0
Currency	(339)	0	1	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Currency/Interest Rate	(28)	0	0	0	0	0
Credit	7	0	0	0	0	0
Equity	(177)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	4,217	0	0	0	0	0
Total non-qualifying hedges	(501)	0	1	0	0	0
Total	$(484)	$5	$(78)	$(2)	$0	$(287)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$21	$(23)	$0	$0	$0	$0
Currency	9	0	0	0	0	0
Total fair value hedges	30	(23)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	1
Currency/Interest Rate	0	27	25	0	0	495
Total cash flow hedges	0	27	25	(3)	0	496
Net investment hedges
Currency	(3)	0	0	0	0	7
Currency/Interest Rate	0	0	0	0	0	26
Total net investment hedges	(3)	0	0	0	0	33
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,468)	0	0	0	0	0
Currency	(228)	0	1	0	0	0
Currency/Interest Rate	405	0	4	0	0	0
Credit	0	0	0	0	0	0
Equity	(657)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	3,181	0	0	0	0	0
Total non-qualifying hedges	1,232	0	5	0	0	0
Total	$1,259	$4	$30	$(3)	$0	$529
__________

(1)	Amounts deferred in AOCI.

For the three and six months ended June 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2015	$1,165
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2016	312
Amount reclassified into current period earnings	(179)
Balance, June 30, 2016	$1,298

Using June 30, 2016 values, it is estimated that a pre-tax gain of approximately $123 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2017, offset by amounts pertaining to the hedged items. As of June 30, 2016, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $530 million and $541 million as of June 30, 2016 and December 31, 2015, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $110 million and $106 million as of June 30, 2016 and December 31, 2015, respectively. These credit derivatives are reported at fair value as a liability of $1 million and $3 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, these credit derivatives’ notionals had the following NAIC ratings: $48 million in NAIC 1, $48 million in NAIC 2, $5 million in NAIC 3, $3 million in NAIC 5 and $6 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $1,050 million and $701 million, reported at fair value as a liability of $48 million and $24 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, these credit derivatives’ notionals had a NAIC rating of NAIC 1. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 5 years, while the credit protection on the index references have maturities of less than 43 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance as further disclosed below.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative was $500 million and was reported at fair value as of June 30, 2016 and December 31, 2015 as a liability of $34 million and $15 million, respectively, and has a maturity date of December 14, 2047. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2016 and December 31, 2015, the Company had $363 million and $532 million of outstanding notional amounts reported at fair value as a liability of $9 million and $8 million, respectively.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of June 30, 2016, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of June 30, 2016.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2016	December 31, 2015
	(in millions)
Total outstanding mortgage loan commitments	$2,478	$2,272
Portion of commitment where prearrangement to sell to investor exists	$522	$721

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2016	December 31, 2015
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,638	$3,787
Expected to be funded from separate accounts	$508	$92
__________

(1)
Includes a remaining commitment of $132 million and $152 million at June 30, 2016 and December 31, 2015, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Indemnification of Securities Lending Transactions

	June 30, 2016	December 31, 2015
	(in millions)
Indemnification provided to mutual fund, trust fund, and insurance company separate account clients for securities lending	$8,926	$15,084
Fair value of related collateral associated with above indemnifications	$9,087	$15,508
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	June 30, 2016	December 31, 2015
	(in millions)
Guaranteed value of third parties’ assets	$74,661	$72,585
Fair value of collateral supporting these assets	$76,832	$73,634
Asset associated with guarantee, carried at fair value	$5	$7

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2016	December 31, 2015
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,280	$1,200
First-loss exposure portion of above	$395	$371
Accrued liability associated with guarantees	$12	$14

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $10,597 million of mortgages subject to these loss-sharing arrangements as of June 30, 2016, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2016, these mortgages had a weighted-average debt service coverage ratio of 2.09 times and a weighted-average loan-to-value ratio of 60%. The Company had no losses related to indemnifications that were settled for the six months ended June 30, 2016 and 2015, respectively.

Other Guarantees

	June 30, 2016	December 31, 2015
	(in millions)
Other guarantees where amount can be determined	$333	$324
Accrued liability for other guarantees and indemnifications	$4	$4

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $326 million and $317 million as of June 30, 2016 and December 31, 2015, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigations and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Rosen, v. PRIAC, et al.

In April 2016, Plaintiff filed an amended complaint: (i) removing Prudential Investment Management Services, LLC, as a defendant; (ii) withdrawing all claims concerning Stable Value Accounts; and (iii) adding as defendants the employer/sponsor of Plaintiff's retirement plan (Ferguson Enterprises, Inc.), and the investment advisor for Plaintiff’s retirement plan (Capfinancial Partners, LLC d/b/a Captrust Financial Advisors). In May 2016, the Muir v. PRIAC complaint was consolidated with this lawsuit. In June 2016, PRIAC, along with the other named defendants, filed motions to dismiss the amended complaint.

Muir v. PRIAC, et al.

In February 2016, a putative class action complaint entitled Randall C. Muir, on behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and All Other Similarly Situated Plans v. PRIAC, Prudential Bank & Trust, FSB, and Prudential Investment Management Services, LLC, was filed in the United States District Court, District of Connecticut. The complaint: (1) seeks certification of a class of all Employee Retirement Income Security Act covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (2) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less than PRIAC’s internal rate of return. In April 2016, Plaintiff filed an unopposed motion to consolidate this lawsuit with the Rosen lawsuit. In May 2016, the Court granted the unopposed motion to consolidate the Muir and Rosen lawsuits. The Muir case has been removed from the Court’s docket.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et. al.—In April 2016, the parties entered into a proposed agreement to resolve the class action claims asserted in the amended complaint. Thereafter, plaintiffs filed a motion for an order preliminarily approving the settlement in accordance with the parties' April 2016 Stipulation of Settlement. In June 2016, the Court issued an order “preliminarily approving settlement and providing for notice.”
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PICA et al. v. Deutsche Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Trust Company Americas, asserting claims relating to the PSA trusts. In May 2016, the Company, together with other institutional investors, filed an amended class action complaint in California State Superior Court. In July 2016, defendant filed a motion to dismiss the amended complaint filed previously in federal court.
PICA et al. v. U.S. Bank National Association—In February 2016, the federal district court issued a decision involving U.S. Bank’s motion to dismiss: (1) upholding the breach of contract and Trust Indenture Act claims; and (2) dismissing the breach of fiduciary duty and extra-contractual claims.
PICA et al. v. Wells Fargo Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts. In May 2016, defendant filed a motion to dismiss or to stay the state court action. In July 2016, defendant filed a motion to dismiss the amended complaint filed previously in federal court.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation et al.

In May 2016, the Second Circuit Court of Appeals vacated the District Court’s dismissal of the Libor plaintiffs’ antitrust claims and remanded to the District Court the question of whether plaintiffs possess standing as "efficient enforcers" of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial”) as of June 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and six months ended June 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.268 trillion of assets under management as of June 30, 2016, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Regulatory Developments
Capital and Prudential Standards
In June 2016, the Board of Governors of the Federal Reserve System (“FRB”) issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial. The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closes on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closes on August 17, 2016.
We cannot predict the timing of the issuance or content of final capital requirements or enhanced prudential standards or how the FRB ultimately will apply the final requirements to us. For additional information on FRB supervision, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act—Regulation as a Designated Financial Company” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Principles Based Reserving
In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.

Brexit
In June 2016, the United Kingdom approved a non-binding referendum to exit the European Union. The formal process for the United Kingdom to exit from the European Union would ultimately be triggered by the filing of a notice to withdraw and a negotiation between the United Kingdom and the European Union on the timing and terms of the exit. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation. See “General Account Investments—General Account Investments of PFI excluding Closed Block Division—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains (Losses) by Industry Category” for a discussion of our United Kingdom and European Union related investment exposures and see “Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Retirement—Operating Results” for a discussion of Retirement segment business denominated in pounds sterling.
DOL Fiduciary Rule
In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our Individual Annuities business, our Prudential Advisors distribution system which we include in the results of Individual Life, and our Retirement and Asset Management segments. During the second quarter of 2016 several financial services industry groups initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses. Significant aspects of the Rules and their impact on our businesses include the following.

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules are expected to lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary under the Rules.

•
Retirement: Asset allocation tools included in our product offerings, which may include illustrations based on specific investments, are not expected to fall within the definition of acting as a fiduciary for plan clients provided we make certain changes to the tools we offer. IRA offerings and asset retention and consolidation activities may need to comply with the new best interest contract exemption, referred to above. In addition, changes to the relationship with sponsors and intermediaries for plans with less than $50 million in assets will be required if we do not want to be considered a fiduciary under the Rules. Historically, the substantial majority of our earnings in the Retirement business have not come from IRA offerings, asset retention and consolidation activities, and plans with less than $50 million in assets.

•
Asset Management: Distributors may have specific product and pricing needs, and may request tailoring product offerings or pricing to support their compliance with the Rules. We also may need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary under the Rules.

For additional information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decision to raise short-term interest rates in December 2015. Market conditions and events, including but not limited to the United Kingdom referendum to leave the European Union contrasted with strengthening economic growth and job creation, make uncertain the timing and amount of future monetary policy decisions by the Federal Reserve. Given this current low rate environment, our current reinvestment yields continue to be lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2017. The general account for these operations has approximately $182 billion of such assets (based on net carrying value) as of June 30, 2016. As these assets mature, the current average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of June 30, 2016, is expected to decline due to reinvesting in a lower interest rate environment. Included in the $182 billion of fixed maturity securities and commercial mortgage loans are approximately $89 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%.

As of June 30, 2016, approximately 70% of these assets contain provisions for prepayment premiums. The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.
As of June 30, 2016, these operations have approximately $178 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $53 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.
The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2016, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$0.7	$0.4	$0.0	$0.0	$1.7
1.00% - 1.99%	1.4	10.9	4.2	1.1	0.1	17.7
2.00% - 2.99%	2.3	0.3	1.8	0.9	0.1	5.4
3.00% - 4.00%	26.7	0.8	0.2	0.1	0.0	27.8
Greater than 4.00%	0.7	0.0	0.0	0.0	0.0	0.7
Total	$31.7	$12.7	$6.6	$2.1	$0.2	$53.3
Percentage of total	59%	24%	12%	4%	1%	100%

Also included in the table above is approximately $1.3 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

These operations also have approximately $15 billion of insurance liabilities and policyholder account balances representing participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $110 billion of the $178 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.50% for the period from July 1, 2016 through December 31, 2017, and credit spreads remain unchanged from levels as of June 30, 2016, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $8 million in 2016 and $64 million in 2017. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $53 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, changes in competitive conditions, and changes in capital markets; or any impact from other factors described below.
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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our largest international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. Recently, the Bank of Japan has been pursuing further expansionary monetary policy resulting in even lower, and at times negative yields for both 10-year and 20-year government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater that carry positive yields. Additionally, our diverse product portfolio in terms of currency mix and premium payment mode allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our yen-based product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results”, below.

As of June 30, 2016, our international insurance operations have $138 billion of insurance liabilities and policyholder account balances. Included in the $138 billion is approximately $22 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $9 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. The remaining $107 billion of insurance liabilities and policyholder account balances are predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates.

Based on current sales and premium assumptions, and assuming a hypothetical scenario within our Japanese and Korean operations where 2016 new money yields were 25 basis points lower than actual 2016 new money yields, we estimate that the unfavorable impact to net interest margins included in 2016 pre-tax adjusted operating income would have been in a range of approximately $10 to $15 million. This hypothetical scenario represents 2016 annualized investment of renewal premiums and reinvestment of investment income and proceeds from disposition of investments at 25 basis points lower than actual 2016 new money yields. This hypothetical scenario excludes first-year single premium and multi-currency fixed annuity cash flows, any benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

Variable Annuities Recapture
Effective April 1, 2016, we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to our captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). These risks were recaptured by the originating insurance entities, thereby combining those risks with their base contracts. In addition, variable annuity contracts issued by Pruco Life Insurance Company (“Pruco Life”), a subsidiary of Prudential Insurance, were reinsured to our subsidiary, Prudential Annuities Life Assurance Corporation (“PALAC”) while variable annuity contracts issued by Pruco Life Insurance Company of New Jersey (“PLNJ”), a subsidiary of Pruco Life, were reinsured to Prudential Insurance. These series of transactions are collectively referred to as the “Variable Annuities Recapture.”
The Variable Annuities Recapture allows us to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks in the same entities. The Variable Annuities Recapture resulted in an increase of highly liquid assets at Prudential Financial of approximately $1.0 billion, due to payments received from subsidiaries in the form of dividends, returns of capital, and repayments under affiliate loan agreements, net of capital contributions, and is expected to reduce future capital volatility associated with our variable annuities business. Additionally, in connection with this transaction, we evaluated the overall risk management strategy associated with our Individual Annuities segment, including potential future enhancements to the living benefit hedging program. During the third quarter of 2016, we began modifying our hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks. For more information on the hedging strategy in place during the three and six months ended June 30, 2016, and the results of that hedging strategy, see

“Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results.”
Results of Operations

Net income attributable to Prudential Financial, Inc. for the three and six months ended June 30, 2016 was $921 million and $2,257 million, respectively, compared to $1,406 million and $3,442 million, respectively, for the three and six months ended June 30, 2015.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing deferred acquisition costs, sales inducement costs, and unearned revenue reserves. The assumptions reviewed include, but are not necessarily limited to, inputs such as mortality, contractholder behavior and expected future rates of returns on investments. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually during the second quarter of each year, unless a material change in experience that we feel is indicative of a long term trend is observed during an interim period.

Shown below are the impacts of our annual reviews and updates of assumptions and other refinements to our adjusted operating income by each segment and Corporate and Other operations and a reconciliation of these impacts to the impacts within income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2016	2015
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes:
Individual Annuities	$4	$31
Retirement	6	0
Total U.S. Retirement Solutions and Investment Management division	10	31
Individual Life	(420)	68
Group Insurance	41	28
Total U.S. Individual Life and Group Insurance division	(379)	96
International Insurance	(72)	(21)
Total International Insurance division	(72)	(21)
Corporate and Other operations	(3)	11
Total Corporate and Other	(3)	11
Total favorable (unfavorable) impact to adjusted operating income before income taxes	(444)	117
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,607	(70)
Charges related to realized investment gains (losses), net	(573)	43
Divested businesses:
Closed Block division	(3)	(2)
Other divested businesses	(42)	(49)
Favorable (unfavorable) impact to consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$545	$39

See “—Results of Operations by Segment” for a discussion of the impacts of our annual reviews and updates of assumptions and other refinements.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$427	$548	$755	$1,077
Retirement	236	237	455	521
Asset Management	207	196	372	401
Total U.S. Retirement Solutions and Investment Management division	870	981	1,582	1,999
Individual Life	(290)	237	(170)	353
Group Insurance	89	75	115	105
Total U.S. Individual Life and Group Insurance division	(201)	312	(55)	458
International Insurance	803	842	1,582	1,676
Total International Insurance division	803	842	1,582	1,676
Corporate and Other operations	(415)	(294)	(727)	(547)
Total Corporate and Other	(415)	(294)	(727)	(547)
Total adjusted operating income before income taxes	1,057	1,841	2,382	3,586
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	802	(60)	2,220	1,602
Charges related to realized investment gains (losses), net(2)	(442)	346	(1,522)	(265)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	108	(220)	324	(137)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(133)	234	(263)	37
Divested businesses(5):
Closed Block division	(32)	52	(105)	30
Other divested businesses	(11)	(109)	20	(34)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(8)	45	17	58
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,341	$2,129	$3,073	$4,877
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

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for both the second quarter and first six months of 2016 decreased in comparison to the prior year periods, primarily reflecting unfavorable comparative impacts on reserves and the amortization of DAC and other costs from changes in the estimated profitability of the business, including those resulting from our annual reviews and updates of assumptions. Also contributing to the decreases for both periods was lower net asset-based fee income.

Retirement. Segment results for the second quarter of 2016 decreased slightly in comparison to the prior year period, primarily reflecting lower fee income and a lower contribution from positive case experience, partially offset by higher net investment spread results and favorable comparative net impacts from our annual reviews and updates of assumptions. Segment results for the first six months of 2016 decreased in comparison to the prior year period, primarily reflecting lower net investment spread results, a lower contribution from positive case experience and lower fee income, partially offset by favorable comparative net impacts from our annual reviews and updates of assumptions.

Asset Management. Segment results for the second quarter of 2016 increased in comparison to the prior year period, primarily reflecting higher other related revenues, net of associated expenses. Results for the first six months of 2016 decreased in comparison to the prior year period, primarily reflecting lower other related revenues, net of associated expenses.

Individual Life. Segment results for both the second quarter and the first six months of 2016 decreased in comparison to the prior year periods, primarily reflecting unfavorable comparative net impacts from our annual reviews and updates of assumptions and other refinements, as well as less favorable mortality experience, net of reinsurance, partially offset by higher contributions from investment results.

Group Insurance. Segment results for both the second quarter and first six months of 2016 increased in comparison to the prior year periods, primarily reflecting favorable comparative net impacts from our annual reviews and updates of assumptions. Excluding these impacts, segment results for the second quarter of 2016 increased slightly compared to the prior year period, as more favorable underwriting results in our group disability business were mostly offset by less favorable underwriting results in our group life business. Segment results for the first six months of 2016 decreased slightly in comparison to the prior year period primarily reflecting a lower contribution from net investment spread results and higher expenses, partially offset by more net favorable comparative underwriting results.

International Insurance. Segment results for both the second quarter and first six months of 2016 decreased in comparison to the prior year periods, primarily reflecting unfavorable comparative net impacts from foreign currency exchange rates and unfavorable net impacts from our annual reviews and updates of assumptions and other refinements. Excluding these items, segment results increased from the prior periods as both current periods benefited from business growth, inclusive of contributions from the Company’s recent indirect investment in AFP Habitat in Chile, and more favorable mortality experience. Net investment results were relatively flat for the quarterly comparison and unfavorable for the six month comparison due to lower contributions from both non-coupon investments and investment spreads.

Corporate and Other operations. The results for both the second quarter and first six months of 2016 in comparison to the prior year periods reflected increased losses, driven by higher levels of corporate expenses including the early extinguishment of certain debt, lower net investment income and lower income from our qualified pension plan, partially offset by lower capital debt interest expense.

Closed Block Division. The Closed Block division results for the second quarter of 2016 decreased in comparison to the prior year period, primarily driven by an increase in the policyholder dividend obligation, partially offset by an increase in net realized investment gains and an increase in net insurance results. The Closed Block division results for the first six months of 2016 decreased in comparison to the prior year period, primarily driven by a decrease in net realized investment gains and lower net investment income, partially offset by a decrease in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues	$14,439	$13,712	$28,768	$29,264
Benefits and expenses	13,098	11,583	25,695	24,387
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	1,341	2,129	3,073	4,877
Income tax expense (benefit)	431	679	799	1,378
Income (loss) from continuing operations before equity in earnings of operating joint ventures	910	1,450	2,274	3,499
Equity in earnings of operating joint ventures, net of taxes	15	9	20	6
Income (loss) from continuing operations	925	1,459	2,294	3,505
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Net income (loss)	925	1,459	2,294	3,505
Less: Income attributable to noncontrolling interests	4	53	37	63
Net income (loss) attributable to Prudential Financial, Inc.	$921	$1,406	$2,257	$3,442

Results of Operations

Three Month Comparison. The decrease in “Income (loss) from continuing operations” for the second quarter of 2016 compared to the second quarter of 2015 reflected the following notable items:

•
$1,670 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$1,029 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information);

Partially offsetting these decreases in “Income (loss) from continuing operations” were the following items:

•
$1,652 million higher net pre-tax realized gains for PFI excluding the Closed Block division and the impact of the hedging program associated with certain variable annuities discussed below (see “—Realized Investment Gains (Losses)” for additional information); and

•
$916 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information).

Six Month Comparison. The decrease in “Income (loss) from continuing operations” for the first six months of 2016 compared to the first six months of 2015 reflected the following notable items:

•
$2,262 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$1,188 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information);

Partially offsetting these decreases in “Income (loss) from continuing operations” were the following items:

•
$1,417 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Hedging Program Results” for additional information); and

•
$1,265 million higher net pre-tax realized gains for PFI excluding the Closed Block division and the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

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

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2016, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

Policyholder Liabilities

Profits Followed by Losses

In certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. As a result, in connection with the second quarter assumption updates we recorded a charge to earnings of $444 million to recognize a PFL liability based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. This PFL liability is predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach and accordingly, will be updated each quarter using current inforce and market data and as part of the annual assumption update.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$152,733	$161,127	$152,945	$158,664	$158,976
Sales	2,281	2,341	4,298	4,568	8,510
Surrenders and withdrawals	(1,940)	(2,203)	(3,719)	(4,399)	(7,735)
Net sales	341	138	579	169	775
Benefit payments	(489)	(489)	(932)	(977)	(1,865)
Net flows	(148)	(351)	(353)	(808)	(1,090)
Change in market value, interest credited and other activity	2,978	(889)	3,828	2,923	320
Policy charges	(886)	(911)	(1,743)	(1,803)	(3,529)
Ending total account value	$154,677	$158,976	$154,677	$158,976	$154,677
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $151.2 billion and $155.4 billion as of June 30, 2016 and 2015, respectively. Fixed annuity account values were $3.5 billion and $3.6 billion as of June 30, 2016 and 2015, respectively.

The decrease in account values as of June 30, 2016, compared to June 30, 2015, was largely driven by contract charges on contractholder accounts and benefit payments. These negative impacts were partially offset by positive net sales and favorable changes in the market value of contractholder funds over the last twelve months.

The increase in net sales for the three and six months ended June 30, 2016, compared to the prior year periods, respectively, reflects lower surrenders and withdrawals partially offset by lower gross sales. The decline in gross sales for both periods was largely driven by decreased sales of our Prudential Premier® Retirement Variable Annuity with “highest daily” benefit riders and Prudential Premier® Investment Variable Annuity (“PPI”). The declines were partially offset by an increase in sales of our Prudential Defined Income Variable Annuity (“PDI”) product as a result of pricing actions and product enhancements.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,143	$1,200	$2,252	$2,387
Benefits and expenses	716	652	1,497	1,310
Adjusted operating income	427	548	755	1,077
Realized investment gains (losses), net, and related adjustments	833	(409)	3,192	1,000
Related charges	50	128	(876)	(325)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,310	$267	$3,071	$1,752

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $121 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $48 million. The decrease was primarily driven by lower asset-based fee income, net of a related decrease in asset-based commissions, due to a decline in average variable annuity account values.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net benefit of $52 million and $125 million in the second quarter of 2016 and 2015, respectively. The net benefit in the second quarter of 2016 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as the impact of favorable fund performance relative to indices. The remaining net benefit included a $4 million net benefit resulting from our annual review and update of assumptions and other refinements. The net benefit in the second quarter of 2015 primarily reflected the impact of expected favorable future equity market performance and higher expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The remaining net benefit included a $31 million net benefit resulting from our annual review and update of assumptions.

Six Month Comparison. Adjusted operating income decreased $322 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $90 million. The decrease was primarily driven by lower asset-based fee income, net of a related decrease in asset-based commissions, due to a decline in average variable annuity account values.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net charge of $1 million and a net benefit of $231 million in the first six months of 2016 and 2015, respectively. The net charge in the first six months of 2016 primarily reflected the impact of lower reinvestment rates in the general account, partially offset by the net favorable impact of equity market performance on contractholder accounts relative to our assumptions and the net benefit resulting from our annual review and update of assumptions and other refinements, as discussed above. The net benefit in the first six months of 2015 primarily reflected the impact of favorable equity market performance and the net benefit resulting from our annual review and update of assumptions, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $57 million, primarily driven by a decrease in policy charges and fee income, asset management and service fees and other income, due to a decline in average account values. Partially offsetting this decrease was an increase in premiums reflecting an increase in annuitizations of our variable annuity contracts, which was offset by higher policyholders’ benefits, including changes in reserves, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $64 million. Excluding the $73 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $9 million. General and administrative expenses, net of capitalization, decreased $11 million driven by lower asset-based commissions and lower asset management costs due to lower average account values, partially offset by higher operating expenses. Interest credited to policyholders’ account balances decreased $9 million driven by lower average account values. Amortization of DAC decreased $9 million primarily driven by lower fee income, as discussed above. Partially offsetting these decreases was a $16 million increase in policyholders’ benefits, including changes in reserves, primarily reflecting an increase in annuitizations of our variable annuity contracts with offsets in premiums, as discussed above.

Six Month Comparison. Revenues decreased $135 million, primarily driven by a decrease in policy charges and fee income, asset management and service fees and other income, due to a decline in average account values. Partially offsetting this decrease was an increase in premiums reflecting an increase in annuitizations of our variable annuity contracts, which was offset by higher policyholders’ benefits, including changes in reserves, as discussed below.

Benefits and expenses increased $187 million. Excluding the $232 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $45 million. General and administrative expenses, net of capitalization, decreased $21 million driven by lower asset-based commissions and lower asset management costs due to lower average account values, partially offset by higher operating expenses. Amortization of DAC and Interest credited to policyholders’ account balances decreased $20 million and $16 million, respectively, driven by lower fee income, as discussed above. Partially offsetting these decreases was a $15 million increase in policyholders’ benefits, including changes in reserves, primarily reflecting an increase in annuitizations of our variable annuity contracts with offsets in premiums, as discussed above.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For our actuarial assumptions, we have retained the majority of the risk that actual experience will differ from the assumptions used in the original pricing of these products. For our capital markets assumptions, we hedge or limit our exposure to certain risks created by capital markets fluctuations through a combination of product design features, such as an automatic rebalancing feature, also referred to as an asset transfer feature, and inclusion of certain living benefits in our hedging program. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the Highest Daily Lifetime Income (“HDI”) v.3.0 business. HDI v.3.0 is the newest version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5 billion of new rider premiums through December 31, 2016. From April 1, 2015 through June 30, 2016, approximately $2.3 billion of new rider premiums were ceded to Union Hamilton under this agreement.

Our automatic rebalancing feature occurs at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target, discussed further below. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path. For additional information regarding our current hedging program, see “—Variable Annuities Hedging Program Results” below.

Through March 31, 2016, we reinsured living benefit guarantees issued by our domestic statutory life insurance companies to a captive reinsurance company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, as part of the Variable Annuities Recapture, living benefit guarantees and certain retirement products were recaptured. The recapture transaction resulted in the transfer of these product risks to certain of our domestic statutory life insurance companies. After the foregoing transactions, Pruco Re no longer has any material active reinsurance with affiliates. During the third quarter of 2016, we began modifying our hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the risks associated with our variable annuity living benefit guarantees. For additional information, see “—Liquidity and Capital Resources—Liquidity—Liquidity associated with other activities—Hedging activities associated with living benefit guarantees.”

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

The following table sets forth the risk profile of our living benefits and GMDB features as of the periods indicated.

	June 30, 2016		December 31, 2015		June 30, 2015
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both hedging program and automatic rebalancing(2)	$105,985	71%	$106,018	71%	$111,196	72%
Hedging program only	9,629	5%	9,994	7%	10,896	7%
Automatic rebalancing only	1,268	1%	1,393	1%	1,574	1%
External reinsurance(3)	2,259	1%	1,513	1%	553	0%
PDI	6,845	5%	4,664	3%	3,634	2%
Other Products	2,749	2%	2,870	2%	3,151	2%
Total living benefit/GMDB features	$128,735		$126,452		$131,004
GMDB features and other(4)	22,453	15%	22,989	15%	24,420	16%
Total variable annuity account value	$151,188		$149,441		$155,424
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our hedging program, and have an automatic rebalancing feature.

(3)	Represents contracts subject to reinsurance transaction with external counterparty effective April 1, 2015. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

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

As noted within “—Variable Annuity Risks and Risk Mitigants” above, we maintain a hedging program to help manage certain capital market risks associated with certain of these guarantees. Our hedging program utilizes an internally-defined hedge target. We review our hedge target and hedging program on an ongoing basis, and may periodically adjust them based on our evaluation of the risks associated with the guarantees and other factors. As of the reporting periods presented, our hedge target includes the following modifications to the assumptions used in the U.S. GAAP valuation:

•	The impact of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•
The assumptions used in the projection of customer account values for fixed income and equity funds and the discounted net living benefits (claims less fees) are adjusted to reflect returns in excess of risk-free rates equal to our expectations of credit or equity risk premiums.

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

	As of June 30, 2016	As of December 31, 2015
	(in billions)
Embedded derivative liability as defined by U.S. GAAP	$13.2	$8.4
Less: NPR Adjustment	(11.4)	(8.9)
Embedded derivative liability as defined by U.S. GAAP, excluding NPR	24.6	17.3
Less: Amount of embedded derivative liability, excluding NPR, excluded from hedge target liability	7.6	6.4
Hedge target liability (contra-liability)	$17.0	$10.9

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

	As of June 30, 2016				As of December 31, 2015
	Equity		Interest Rate		Equity		Interest Rate
Instrument	Notional	Market Value	Notional	Market Value	Notional	Market Value	Notional	Market Value
	(in billions)
Futures	$3.4	$0.0	$3.8	$0.0	$0.1	$0.0	$0.8	$0.0
Swaps(1)	20.6	(0.2)	89.3	11.9	17.2	(0.1)	91.7	6.2
Options	5.6	0.0	10.1	0.5	5.0	0.0	14.4	0.2
Total	$29.6	$(0.2)	$103.2	$12.4	$22.3	$(0.1)	$106.9	$6.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(1) (in millions)
Hedge Program Results:
Change in value of hedge target(2)(3)	$(2,816)	$4,581	$(7,855)	$2,166
Change in fair value of hedge positions	2,827	(4,582)	7,504	(2,165)
Net hedging impact(2)(4)	$11	$(1)	$(351)	$1
Reconciliation of Hedge Program Results to U.S. GAAP Results:
Net hedging impact (from above)	$11	$(1)	$(351)	$1
Change in portions of U.S. GAAP liability, before NPR, excluded from hedge target(2)(5)	(569)	840	(1,236)	409
Change in the NPR adjustment(2)	(161)	(1,148)	3,217	660
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	(719)	(309)	1,630	1,070
Related benefit (charge) to amortization of DAC and other costs(2)	212	77	(720)	(382)
Net impact of assumption updates and other refinements	1,455	(34)	1,455	(34)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(4)	$948	$(266)	$2,365	$654
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Excludes the net impacts of assumption updates and other refinements, and includes rider fees received attributable to future benefit payments. For both the three and six months ended June 30, 2016, the assumption update impact to the change in value of hedge target, change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, change in the NPR adjustment and related benefit (charge) to amortization of DAC and other costs was approximately $2,304 million, $(23) million, $(663) million and $(163) million, respectively. For both the three and six months ended June 30, 2015, the assumption update impact to the change in value of hedge target, change in portions of U.S. GAAP liability, before NPR, excluded from hedge target, change in the NPR adjustment and related benefit (charge) to amortization of DAC and other costs was approximately $106 million, $(172) million, $(8) million and $40 million, respectively.

(3)
Attributed fees received for the three and six months ended June 30, 2016 were approximately $265 million and $524 million, respectively, and were included in “Change in value of hedge target.” Attributed fees received for the three and six months ended June 30, 2015 were approximately $250 million and $494 million, respectively, and were included in “Change in value of hedge target.”

(4)
Excludes $(357) million and $768 million for the three months ended June 30, 2016 and 2015, respectively, and $(1,492) million and $111 million for the six months ended June 30, 2016 and 2015, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision is based on the capital considerations of the Company as a whole, the impact is reported in Corporate and Other operations. See “—Corporate and Other.”

(5)
Represents the impact attributable to the difference between the value of the hedge target and the value of the embedded derivative as defined by U.S. GAAP, before adjusting for NPR, as discussed above.

The net benefits of $948 million and $2,365 million for the three and six months ended June 30, 2016, respectively, primarily reflected the impact of a $1,455 million benefit from our annual review and update of assumptions, driven by modifications to both our actuarial assumptions, including updates to expected withdrawal rates, as well as economic assumptions. Results for both periods also reflected changes in the NPR adjustment. The impact on NPR from tightening credit spreads more than offset the increase due to declining interest rates for the three months ended June 30, 2016. For the six months ended June 30, 2016, declining interest rates drove increases in the base embedded derivative liability before NPR, which resulted in corresponding increases in the NPR adjustment. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The second quarter of 2016 reflected a net realized gain from these items, driven by fund outperformance relative to indices. Unfavorable liability basis drove a net hedging charge for the first six months of 2016. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs for both periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

The net charge of $266 million and net benefit of $654 million for the three and six months ended June 30, 2015, respectively, were primarily driven by changes in the NPR adjustment. For the three months ended June 30, 2015, rising interest rates drove decreases in the base embedded derivative liability before NPR, which resulted in corresponding decreases in the NPR adjustment. The impact on NPR from rising interest rates was partially offset by the impact of widening credit spreads. For the six months ended June 30, 2015, increases in the NPR adjustment driven by widening credit spreads more than offset the decrease due to net interest rate increases. These impacts were partially offset by related impacts to the amortization of DAC and other costs for both periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million for both periods resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of our hedging program, see “—Liquidity and Capital Resources—Capital.”

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$2,241	$3,180	$4,134	$5,658
Benefits and expenses	2,005	2,943	3,679	5,137
Adjusted operating income	236	237	455	521
Realized investment gains (losses), net, and related adjustments	220	(273)	197	136
Related charges	(249)	0	(250)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	180	(270)	502	(243)
Change in experience-rated contractholder liabilities due to asset value changes	(205)	284	(441)	143
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$182	$(22)	$463	$556

Our longevity reinsurance contracts are denominated in pounds sterling and are therefore subject to foreign currency exchange rate risk. Effective January 1, 2016, the financial results of our Retirement segment include the impact of an intercompany arrangement with our Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings from longevity reinsurance contracts are translated at fixed currency exchange rates. These fixed rates are designed to mitigate the impact of exchange rate changes on the Retirement segment’s U.S. dollar-equivalent earnings. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segment at the fixed currency exchange rate versus the actual average rate during the period. The impact of this intercompany arrangement was immaterial to the operating results of the Retirement segment and our Corporate and Other operations for the three and six months ended June 30, 2016.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $1 million. Results for the second quarter of 2016 reflected a net benefit of $6 million from our annual review and update of assumptions and other refinements, driven by favorable updates to actuarial assumptions, while results for the second quarter of 2015 had no net impact from our annual review and update of assumptions. Excluding this favorable comparative impact, adjusted operating income decreased $7 million, primarily driven by lower fee income and a lower contribution from positive case experience, partially offset by higher net investment spread results. The decrease in fee income primarily reflected lower margins on full service account values. The lower contribution from positive case experience primarily reflected less favorable mortality for pension risk transfer contracts. The increase in net investment spread results primarily reflected the impact of crediting rate reductions on full service general account stable value account values, growth in full service account values and significant pension risk transfer transactions and higher net prepayment fee income, partially offset by lower reinvestment rates and lower income on non-coupon investments.

Six Month Comparison. Adjusted operating income decreased $66 million. Results for 2016 reflected a net benefit of $6 million from our annual review and update of assumptions and other refinements, while results for 2015 reflected no net impact from our annual review and update of assumptions, as discussed above. Excluding this favorable comparative impact, adjusted operating income decreased $72 million, primarily driven by lower net investment spread results, a lower contribution from positive case experience and lower fee income. The decrease in net investment spread results primarily reflected lower income on non-coupon investments and lower reinvestment rates, partially offset by the impact of crediting rate reductions on full service general account stable value account values, growth in full service account values and significant pension risk transfer transactions and higher net prepayment fee income. The lower contribution from positive case experience primarily reflected less favorable mortality for pension risk transfer contracts. The decrease in fee income primarily reflected lower margins on full service account values, partially offset by an increase in ongoing premiums for longevity reinsurance contracts.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $939 million. Premiums decreased $934 million, primarily driven by significant pension risk transfer transactions in the prior year period, partially offset by an increase in ongoing premiums for longevity reinsurance contracts. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $938 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $932 million. Policyholders’ benefits, including the change in policy reserves, decreased $904 million, primarily related to the decrease in premiums discussed above. General and administrative expenses, net of capitalization, decreased $16 million, primarily driven by lower amortization of DAC and lower commission expense net of capitalization. Interest credited to policyholders’ account balances decreased $12 million, primarily driven by the impact of crediting rate reductions on full service general account stable value account values, partially offset by growth in account values.

Six Month Comparison. Revenues decreased $1,524 million. Premiums decreased $1,479 million, primarily driven by significant pension risk transfer transactions in the prior year. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Policy charges and fee income, asset management and service fees and other income decreased $26 million, primarily driven by lower fee income from lower margins on full service account values. Net investment income decreased $19 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by growth in account values.

Benefits and expenses decreased $1,458 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $1,452 million. Policyholders’ benefits, including the change in policy reserves, decreased $1,412 million, primarily related to the decrease in premiums discussed above. Interest credited to policyholders’ account balances decreased $28 million primarily driven by the impact of crediting rate reductions on full service general account stable value account values, partially offset by growth in account values. General and administrative expenses, net of capitalization, decreased $11 million, primarily driven by lower amortization of DAC.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our general and administrative expenses and pattern of amortization of DAC and VOBA. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—Asset Management.”

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016
	(in millions)
Full Service:
Beginning total account value	$190,953	$188,145	$188,961	$184,196	$188,807
Deposits and sales	4,699	5,040	11,355	11,354	25,685
Withdrawals and benefits	(4,513)	(4,683)	(9,799)	(10,912)	(20,446)
Change in market value, interest credited and interest income and other activity	2,868	305	3,490	4,169	(39)
Ending total account value	$194,007	$188,807	$194,007	$188,807	$194,007
Net additions (withdrawals)	$186	$357	$1,556	$442	$5,239
Institutional Investment Products:
Beginning total account value	$180,819	$177,120	$179,964	$179,641	$183,798
Additions(1)	3,421	9,147	5,482	10,116	10,938
Withdrawals and benefits	(3,119)	(3,808)	(5,902)	(7,303)	(13,987)
Change in market value, interest credited and interest income	2,053	83	4,251	1,712	6,015
Other(2)	(2,292)	1,256	(2,913)	(368)	(5,882)
Ending total account value	$180,882	$183,798	$180,882	$183,798	$180,882
Net additions (withdrawals)	$302	$5,339	$(420)	$2,813	$(3,049)
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

The increase in full service account values as of June 30, 2016, compared to June 30, 2015, primarily reflected the impact of net additions from net plan sales. The decrease in net additions for the three months ended June 30, 2016, compared to the prior year period was primarily driven by lower plan sales in the current year period, partially offset by net participant deposits in the current year period compared to net participant withdrawals in the prior year period. The increase in net additions for the six months ended June 30, 2016 compared to the prior year period was primarily driven by lower plan lapses, partially offset by lower plan sales. Also contributing to the increase were net participant deposits in the current year period compared to net participant withdrawals in the prior year period.

The decrease in institutional investment products account values as of June 30, 2016, compared to June 30, 2015, primarily reflected the impact of net withdrawals. The decrease in net additions for both the three months and six months ended June 30, 2016 compared to the prior year periods, was primarily driven by the fact that prior year periods experienced sizeable additions resulting from significant pension risk transfer transactions and a bank-owned life insurance stable value transaction, partially offset by net additions in investment-only stable value accounts in the current year periods versus net withdrawals in the prior year periods.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$732	$776	$1,438	$1,509
Expenses	525	580	1,066	1,108
Adjusted operating income	207	196	372	401
Realized investment gains (losses), net, and related adjustments	(1)	(9)	7	(3)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	49	36	54
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$211	$236	$415	$452

Effective January 1, 2016, the financial results of our Asset Management segment include the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. The impact of this intercompany arrangement was immaterial to the operating results of the Asset Management segment and our Corporate and Other operations for the three and six months ended June 30, 2016.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $11 million. The increase primarily reflected higher other related revenues, net of associated expenses, including higher strategic investing results driven by mark-to-market gains on certain fund co-investments and favorable market performance for certain fixed income funds, as well as higher real estate transaction fees.

Six Month Comparison. Adjusted operating income decreased $29 million. The decrease primarily reflected lower other related revenues, net of associated expenses, driven by lower strategic investing results due to the absence of outperformance recognized in the first quarter of 2015 and lower net performance-based incentive fees recognized in the first quarter of 2016. The decrease also reflected lower asset management fees, net of expenses, from a decline in average equity assets under management as a result of market depreciation and outflows, partially offset by strong fixed income flows.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$256	$230	$498	$458
Retail customers(1)	173	197	342	386
General account	118	113	231	226
Total asset management fees	547	540	1,071	1,070
Other related revenues by source:
Incentive fees	20	16	65	47
Transaction fees	8	5	11	10
Strategic investing	15	7	19	23
Commercial mortgage(2)	24	24	43	44
Total other related revenues(3)	67	52	138	124
Service, distribution and other revenues(4)	118	184	229	315
Total revenues	$732	$776	$1,438	$1,509
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

(2)	Includes mortgage origination and spread lending revenues from our commercial mortgage origination and servicing business.

(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $21 million and $20 million for the three months ended June 30, 2016 and 2015, and $42 million and $39 million for the six months ended June 30, 2016 and 2015.

Three Month Comparison. Revenues, as shown in the table above, under “—Operating Results,” decreased $44 million. Service, distribution and other revenues decreased $66 million reflecting lower service and other fees primarily related to the sale and liquidation of the underlying assets in a real estate fund that was previously consolidated and which has corresponding expense offsets as noted below, as well as the deconsolidation of certain collateralized loan obligations which caused earnings previously recorded within net investment income to be reflected as asset management fees. Partially offsetting this decrease was an $8 million increase in strategic investing, primarily reflecting mark-to-market gains on certain fund co-investments and increased returns in certain emerging market fixed income strategies. Total asset management fees increased $7 million, primarily as a result of market appreciation and strong fixed income flows, partially offset by equity outflows and equity market depreciation.

Expenses, as shown in the table above under “—Operating Results,” decreased $55 million, reflecting the deconsolidation of certain funds, as discussed above, and lower compensation due to continued equity outflows and equity market performance.

Six Month Comparison. Revenues decreased $71 million. Service, distribution and other revenues decreased $86 million reflecting lower service and other fees primarily related to the sale and liquidation of the underlying assets in a real estate fund that was previously consolidated and which has corresponding expense offsets as noted below, as well as the deconsolidation of certain collateralized loan obligations which caused earnings previously recorded within net investment income to be reflected as asset management fees. Partially offsetting these decreases was an $18 million increase in gross performance-based incentive fees primarily related to certain fixed income funds; however, net incentive fees declined primarily due to expenses related to performance-based incentive fees, as noted below.

Expenses decreased $42 million, reflecting the deconsolidation of certain funds, as discussed above, and lower compensation due to continued equity outflows and equity market performance, partially offset by higher performance-based incentive fees (included in noncontrolling interest).

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2016	December 31, 2015	June 30, 2015
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$58.1	$59.9	$65.7
Fixed income	319.6	289.9	277.4
Real estate	41.1	39.3	37.5
Institutional customers(1)	418.8	389.1	380.6
Retail customers:
Equity	113.8	121.4	128.5
Fixed income	86.2	73.7	68.4
Real estate	2.1	2.2	2.3
Retail customers(2)	202.1	197.3	199.2
General account:
Equity	6.3	7.4	7.7
Fixed income	418.2	367.5	359.0
Real estate	1.8	1.8	1.8
General account	426.3	376.7	368.5
Total assets under management	$1,047.2	$963.1	$948.3
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015	2016
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$403.6	$380.9	$389.1	$370.0	$380.6
Net additions (withdrawals), excluding money market activity:
Third-party	2.0	6.8	(0.6)	10.5	10.1
Affiliated	(0.2)	(1.1)	1.1	(1.8)	(1.9)
Total	1.8	5.7	0.5	8.7	8.2
Market appreciation (depreciation)	12.4	(5.8)	26.1	1.9	26.8
Other increases (decreases)(1)	1.0	(0.2)	3.1	0.0	3.2
Ending Assets Under Management	$418.8	$380.6	$418.8	$380.6	$418.8
Retail Customers:
Beginning Assets Under Management	$198.6	$198.4	$197.3	$186.1	$199.2
Net additions (withdrawals), excluding money market activity:
Third-party	1.6	(0.4)	1.1	3.6	(1.7)
Affiliated	(1.6)	0.8	(0.1)	3.6	5.5
Total	0.0	0.4	1.0	7.2	3.8
Market appreciation (depreciation)	3.4	0.2	3.0	6.0	(1.6)
Other increases (decreases)(1)	0.1	0.2	0.8	(0.1)	0.7
Ending Assets Under Management	$202.1	$199.2	$202.1	$199.2	$202.1
General Account:
Beginning Assets Under Management	$400.8	$382.4	$376.7	$377.4	$368.5
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	1.4	(0.9)	2.1	(2.0)	3.0
Total	1.4	(0.9)	2.1	(2.0)	3.0
Market appreciation (depreciation)	13.8	(9.1)	28.8	(3.8)	31.1
Other increases (decreases)(1)	10.3	(3.9)	18.7	(3.1)	23.7
Ending Assets Under Management	$426.3	$368.5	$426.3	$368.5	$426.3
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $8.7 billion and losses of $1.4 billion for the three months ended June 30, 2016 and 2015, respectively, gains of $15.4 billion and losses of $2.0 billion for the six months ended June 30, 2016 and 2015, respectively, and gains of $15.7 billion for the twelve months ended June 30, 2016.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2016	2015
	(in millions)
Co-Investments:
Real estate	$197	$245
Fixed income	185	150
Seed Investments:
Real estate	58	37
Public equity	263	290
Fixed income	179	165
Investments Secured by Investor Equity Commitments:
Private equity secured by investor equity	52	15
Total	$934	$902

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,155	$1,160	$2,521	$2,511
Benefits and expenses	1,445	923	2,691	2,158
Adjusted operating income	(290)	237	(170)	353
Realized investment gains (losses), net, and related adjustments	267	(429)	579	(135)
Related charges	(224)	244	(404)	96
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(247)	$52	$5	$314

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $527 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and updates of assumptions and other refinements. Results for the second quarter of 2016 included a $420 million net charge from these impacts, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years (“Profits Followed by Losses” liability, see “—Accounting Policies & Pronouncements—Policyholder Liabilities”) and a charge related to an out of period adjustment (see Note 1 to the Unaudited Interim Consolidated Financial Statements). Partially offsetting these charges was a net benefit from the impacts of other refinements. Results for the second quarter of 2015 included a $68 million net benefit from our annual review and update of assumptions and other refinements, mainly driven by net favorable modifications to our economic and actuarial assumptions. Excluding these impacts, adjusted operating income decreased $39 million, primarily driven by less favorable mortality experience, net of reinsurance, partially offset by a higher contribution from investment results.

Six Month Comparison. Adjusted operating income decreased $523 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and updates of assumptions and other refinements, as discussed above. Excluding these impacts, adjusted operating income decreased $35 million, primarily driven by less favorable mortality experience, net of reinsurance, partially offset by a higher contribution from investment results.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $5 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, revenues increased $72 million. Policy charges and fee income, asset management and service fees and other income increased $49 million primarily driven by growth in our universal life business, as well as an increase in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Net investment income increased $36 million primarily reflecting higher invested assets resulting from continued business growth and higher prepayment fee income. Partially offsetting these increases was a $13 million decrease in premiums, primarily driven by higher ceded reinsurance premiums which were mostly offset by reserve changes in Policyholders’ benefits.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $522 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $111 million. Policyholders’ benefits and interest credited to account balances increased $70 million primarily reflecting universal life business growth and less favorable mortality experience, partially offset by reserve changes for ceded reinsurance premiums discussed above. The amortization of DAC increased $30 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Interest expense increased $8 million related to higher reserve financing costs.

Six Month Comparison. Revenues increased $10 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, revenues increased $87 million. Net investment income increased $69 million primarily reflecting higher invested assets resulting from continued business growth and higher prepayment fee income, partially offset by lower income on non-coupon investments. Policy charges and fee income, asset management and service fees and other income increased $53 million primarily driven by growth in our universal life business, as well as an increase in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Partially offsetting these increases was a $35 million decrease in premiums, primarily driven by higher ceded reinsurance premiums which were mostly offset by reserve changes in Policyholders’ benefits.

Benefits and expenses increased $533 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $122 million. Policyholders’ benefits and interest credited to account balances increased $78 million primarily reflecting universal life business growth and less favorable mortality experience, partially offset by reserve changes for ceded reinsurance premiums discussed above. The amortization of DAC increased $21 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Interest expense increased $15 million related to higher reserve financing costs.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Consolidated Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$8	$42	$50	$8	$44	$52
Guaranteed Universal Life(1)	6	55	61	8	40	48
Other Universal Life(1)	9	14	23	8	9	17
Variable Life	7	18	25	3	10	13
Total	$30	$129	$159	$27	$103	$130

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$16	$82	$98	$16	$85	$101
Guaranteed Universal Life(1)	13	99	112	15	73	88
Other Universal Life(1)	17	26	43	11	23	34
Variable Life	13	38	51	10	21	31
Total	$59	$245	$304	$52	$202	$254
__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 12% and 16% of Guaranteed Universal Life and 4% and 10% of Other Universal Life annualized new business premiums for the three months ended June 30, 2016 and 2015, respectively, and approximately 12% and 18% of Guaranteed Universal Life and 5% and 9% of Other Universal Life annualized new business premiums for the six months ended June 30, 2016 and 2015.

Annualized new business premiums for both the second quarter and the first six months of 2016 increased relative to the prior year periods, primarily driven by improved distribution execution and the continued impact of product enhancements in both universal and variable life.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,364	$1,291	$2,684	$2,568
Benefits and expenses	1,275	1,216	2,569	2,463
Adjusted operating income	89	75	115	105
Realized investment gains (losses), net, and related adjustments	14	(21)	14	8
Related charges	(6)	0	(6)	(1)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$97	$54	$123	$112
Benefits ratio(1):
Group life(2)	90.8%	86.5%	90.1%	89.6%
Group disability(2)	47.9%	61.6%	65.2%	67.0%
Total group insurance(2)	83.8%	82.7%	85.9%	86.0%
Administrative operating expense ratio(3):
Group life	10.6%	10.5%	10.7%	10.6%
Group disability	31.1%	34.1%	31.6%	33.4%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 88.6%, 77.5% and 86.6% for the three months ended June 30, 2016, respectively, 89.0%, 79.7% and 87.4% for the six months ended June 30, 2016, respectively, 88.3%, 76.3% and 86.5% for the three months ended June 30, 2015, respectively, and 90.5%, 74.2% and 87.9% for the six months ended June 30, 2015, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $14 million, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2016 included a $41 million net benefit from these updates while results for the second quarter of 2015 included a $28 million net benefit. The net benefit in 2016 was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased slightly, as more favorable underwriting results in our group disability business were largely offset by less favorable underwriting results in our group life business. The underwriting results in our group disability business reflected the impact of fewer new claims and increased new business, partially offset by the impact of lower claim resolutions on long-term contracts. The underwriting results in our group life business reflected less favorable claim experience.

Six Month Comparison. Adjusted operating income increased $10 million, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding the effect of these items, adjusted operating income decreased $3 million primarily reflecting a lower contribution from net investment spread results, driven by lower returns on non-coupon investments, less favorable underwriting results in our group disability business and higher expenses, net of fees. These decreases were partially offset by more favorable underwriting results in our group life business. The underwriting results in our group disability business reflect the impact of lower claim resolutions on long-term contracts and higher benefits resulting from other claims-related charges, partially offset by the impact of fewer new claims and increased new business. The underwriting results in our group life business reflect a favorable impact from a reserve refinement and a reduction in run-off of claims from lapsed cases.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $73 million. Excluding a favorable comparative impact of $42 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $31 million. The increase reflected $25 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $59 million. Excluding an unfavorable comparative impact of $29 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, benefits and expenses increased $30 million primarily from a $25 million increase in policyholders’ benefits, including the change in reserves. This increase was driven by the impact of new business for both our group life and group disability businesses, lower claim resolutions on long-term contracts in our group disability business and less favorable claim experience in our group life business.

Six Month Comparison. Revenues increased $116 million. Excluding a favorable comparative impact of $42 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $74 million. The increase reflected $85 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses, partially offset by a $20 million decrease in other income driven by lower income on non-coupon investments.

Benefits and expenses increased $106 million. Excluding an unfavorable comparative impact of $29 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $77 million. Policyholders’ benefits, including the change in reserves, increased $62 million, driven by the impact of new business for both our group life and group disability businesses and the impact of lower claim resolutions on long-term contracts in our group disability business, partially offset by fewer new claims for long-term contracts.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Annualized new business premiums(1):
Group life	$24	$10	$256	$141
Group disability	21	14	100	45
Total	$45	$24	$356	$186
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2016, increased $21 million compared to the three months ended June 30, 2015, primarily reflecting additional voluntary enrollments from existing clients in our group life business. Total annualized new business premiums for the six months ended June 30, 2016, increased $170 million compared to the six months ended June 30, 2015, primarily driven by sales to new and existing clients in both our group life and group disability businesses.

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

	June 30, 2016	December 31, 2015
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.8	$1.9
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.7	13.0
Other	0.1	0.1
Subtotal	12.8	13.1
Dual currency and synthetic dual currency investments(3)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.6	13.9
Total hedges	$15.4	$15.8
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $32.7 billion and $30.5 billion as of June 30, 2016 and December 31, 2015, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Foreign currency income hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the six months ended June 30, 2016, approximately 34% of the segment’s earnings were yen-based and, as of June 30, 2016, we have hedged 100% of expected yen-based earnings for 2016 and 92%, 50% and 8% of expected yen-based earnings for 2017, 2018 and 2019, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$8	$85	$35	$165
Corporate and Other operations:
Impact of intercompany arrangement(1)	(8)	(85)	(35)	(165)
Settlement gains (losses) on forward currency contracts	7	78	43	161
Net benefit (detriment) to Corporate and Other operations	(1)	(7)	8	(4)
Net impact on consolidated revenues and adjusted operating income	$7	$78	$43	$161
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

The notional amount of these forward currency contracts was $2.4 billion as of both June 30, 2016 and December 31, 2015, of which $1.8 billion and $1.9 billion, respectively, were related to our Japanese insurance operations.

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

As discussed above, we have implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $5.1 billion as of December 31, 2015, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 4% of the $5.1 billion balance will be recognized throughout the remainder of 2016 and approximately 8% will be recognized in 2017, with the remainder primarily recognized over the following ten years. As of June 30, 2016, the remaining net cumulative unrealized investment gains balance related to these assets was $4.7 billion.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,417	$2,231	$4,976	$4,673
Gibraltar Life and Other operations	2,926	2,806	5,411	5,270
Total revenues	5,343	5,037	10,387	9,943
Benefits and expenses:
Life Planner operations	2,074	1,850	4,223	3,853
Gibraltar Life and Other operations	2,466	2,345	4,582	4,414
Total benefits and expenses	4,540	4,195	8,805	8,267
Adjusted operating income:
Life Planner operations	343	381	753	820
Gibraltar Life and Other operations	460	461	829	856
Total adjusted operating income	803	842	1,582	1,676
Realized investment gains (losses), net, and related adjustments(1)	482	11	989	451
Related charges	(11)	(20)	(16)	(43)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(72)	50	(178)	106
Change in experience-rated contractholder liabilities due to asset value changes	72	(50)	178	(106)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(11)	(2)	(19)	6
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,263	$831	$2,536	$2,090
__________

(1)	Includes gains (losses) from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $38 million, including a net unfavorable impact of $22 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $38 million net charge in the second quarter of 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan and Korea, compared to an $11 million net charge in the second quarter of 2015.

Excluding the effect of these items, adjusted operating income increased $11 million, as the growth of business in force, driven by sales results and continued strong persistency in Japan, and more favorable comparative mortality experience were partially offset by higher expenses, including those supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations decreased $1 million including a net unfavorable impact of $36 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $34 million net charge in the second quarter of 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan, compared to a $10 million net charge in the second quarter of 2015.

Excluding the effect of these items, adjusted operating income increased $59 million, primarily driven by lower net expenses, including a gain on the sale of a home office property in Japan, and by impacts from the growth of business in force, driven by sales results, continued strong persistency and contributions from the Company’s recent indirect investment in AFP Habitat in Chile. Net investment results were relatively flat as higher non-coupon investment income was offset by unfavorable spread impacts due to market conditions.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $67 million, including a net unfavorable impact of $52 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and updates of assumptions and other refinements as discussed above, adjusted operating income increased $12 million, as growth of business in force driven by sales results and continued strong persistency in Japan was offset by higher expenses, including those supporting business growth, less favorable comparative mortality experience and lower net investment spreads.

Adjusted operating income from our Gibraltar Life and Other operations decreased $27 million including a net unfavorable impact of $64 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and updates of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $61 million as lower net expenses, including a gain on the sale of a home office property in Japan, impacts from the growth of business in force, driven by sales results, continued strong persistency and contributions from the Company’s recent indirect investment in AFP Habitat in Chile, and more favorable comparative mortality experience were partially offset by a lower contribution from net investment spreads, primarily from lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $186 million including a net favorable impact of $55 million from currency fluctuations and a net charge of $19 million from our annual reviews and updates of assumptions and other refinements. Excluding these items, revenues increased $150 million. This increase was primarily driven by higher premiums and policy charges and fee income of $114 million related to the growth of business in force, as discussed above. Net investment income increased $41 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $224 million including a net unfavorable impact of $77 million from currency fluctuations and a net charge of $8 million from our annual reviews and updates of assumptions and other refinements. Excluding these items, benefits and expenses increased $139 million. Policyholder benefits, including changes in reserves, increased $102 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $22 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $120 million including a net favorable impact of $78 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $42 million, driven by business growth, as discussed above, the gain on the sale of a home office property and higher non-coupon investment income.

Benefits and expenses of our Gibraltar Life and Other operations increased $121 million including a net unfavorable impact of $114 million from currency fluctuations and a net charge of $24 million from our annual reviews and updates of assumptions and other refinements. Excluding these items, benefits and expenses decreased $17 million driven by a decrease of $34 million in policyholder benefits, including changes in reserves, partially offset by an increase of $17 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

Six Month Comparison. Revenues from our Life Planner operations increased $303 million including a net favorable impact of $7 million from currency fluctuations and a net charge of $19 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, revenues increased $315 million. This increase was primarily driven by higher premiums and policy charges and fee income of $234 million related to the growth of business in force, as discussed above. Net investment income increased $83 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $370 million including a net unfavorable impact of $59 million from currency fluctuations and a net charge of $8 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, benefits and expenses increased $303 million. Policyholder benefits, including changes in reserves, increased $227 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $50 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $141 million including a net favorable impact of $48 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $93 million, driven by business growth, as discussed above, the gain on the sale of a home office property and higher non-coupon investment income.
.

Benefits and expenses of our Gibraltar Life and Other operations increased $168 million including a net unfavorable impact of $112 million from currency fluctuations and a net charge of $24 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, benefits and expenses increased $32 million driven by an increase of $13 million in policyholder benefits, including changes in reserves, related to business growth and $5 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$289	$258	$624	$574
Gibraltar Life	449	413	858	770
Total	$738	$671	$1,482	$1,344
On a constant exchange rate basis:
Life Planner operations	$294	$269	$650	$595
Gibraltar Life	453	428	878	797
Total	$747	$697	$1,528	$1,392

The amount of annualized new business premiums and the sales mix in terms of types and currency denomination of products for any given period can be significantly impacted by several factors, including but not limited to: addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

The current low interest rate environment in Japan, as discussed further in “—Executive Summary—Impact of a Low Interest Rate Environment” above, and fluctuating currency markets have contributed to a shift in demand for certain products. Our diverse product portfolio in Japan, in terms of currency mix and premium payment mode, allows us to mitigate the negative impact from this extremely low interest rate environment. We regularly examine our yen-based product offerings and their profitability and as a result, we have been repricing our products and have discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of products denominated in U.S. dollars relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$174	$27	$76	$17	$294	$167	$26	$59	$17	$269
Gibraltar Life:
Life Consultants	92	13	28	73	206	92	15	34	38	179
Banks(2)	125	0	18	34	177	129	0	3	46	178
Independent Agency	35	9	17	9	70	30	9	20	12	71
Subtotal	252	22	63	116	453	251	24	57	96	428
Total	$426	$49	$139	$133	$747	$418	$50	$116	$113	$697
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 7% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2016, and 6% and 55%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2015.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $25 million. Growth in Life Planner count and productivity in our Japan operation resulted in an increase in sales of U.S. dollar-denominated retirement income and whole life products and sales of yen-denominated term life products remained strong in the corporate market. Lower sales of life protection products in our Korean operation as a result of recent pricing actions were partially offset by higher sales in our Brazilian operation across various product lines as Life Planner count and average premiums continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $25 million. Life Consultant sales increased $27 million as higher sales of certain U.S. dollar-denominated annuity and whole life products were partially offset by lower sales of yen-denominated whole life products and Australian dollar-denominated retirement and annuity products. Bank channel sales declined $1 million as lower sales of yen-denominated annuity and life protection products were offset by higher sales of U.S. dollar-denominated retirement, whole life and annuity products. Independent Agency sales declined $1 million as lower sales of yen-denominated endowment products and Australian dollar-denominated annuity products were offset by higher sales of U.S. dollar-denominated whole life and retirement income products.

	Six Months Ended June 30, 2016					Six Months Ended June 30, 2015
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$382	$59	$172	$37	$650	$368	$56	$141	$30	$595
Gibraltar Life:
Life Consultants	186	28	55	106	375	170	32	67	63	332
Banks(2)	253	0	40	83	376	240	1	6	88	335
Independent Agency	62	13	30	22	127	51	14	37	28	130
Subtotal	501	41	125	211	878	461	47	110	179	797
Total	$883	$100	$297	$248	$1,528	$829	$103	$251	$209	$1,392
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 50%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2016, and 6% and 52%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2015.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $55 million. Growth in Life Planner count and productivity in our Japan operation resulted in an increase in sales of U.S. dollar-denominated retirement and whole life products and sales of yen-denominated term life products remained strong in the corporate market. Lower sales of life protection products in our Korean operation as a result of recent pricing actions were partially offset by higher sales in our Brazilian operation across various product lines as Life Planner count and average premiums continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $81 million. Life Consultant sales increased $43 million as higher sales of certain U.S. dollar-denominated annuity and whole life products were partially offset by lower sales of yen-denominated life protection products and Australian dollar-denominated retirement income and annuity products. Bank channel sales increased $41 million primarily driven by higher sales of U.S. dollar-denominated retirement income, whole life and annuity products, partially offset by lower sales of yen-denominated annuity and life protection products. Independent Agency sales declined $3 million as lower sales of Australian dollar-denominated annuity and retirement products and yen-denominated life protection products were partially offset by higher U.S. dollar-denominated whole life and retirement income products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Capital debt interest expense	$(169)	$(198)	$(343)	$(390)
Operating debt interest expense, net of investment income	(20)	25	(24)	60
Pension and employee benefits	28	51	48	83
Other corporate activities(1)	(254)	(172)	(408)	(300)
Adjusted operating income	(415)	(294)	(727)	(547)
Realized investment gains (losses), net, and related adjustments	(1,013)	1,070	(2,758)	145
Related charges	(2)	(6)	30	9
Divested businesses	(11)	(109)	20	(34)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	(2)	0	(2)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(1,443)	$659	$(3,435)	$(429)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $121 million. Net charges from other corporate activities increased $82 million, primarily reflecting $36 million in costs associated with the early extinguishment of certain debt, increased costs for enhanced regulatory supervision and other corporate expenses. Operating debt interest expense, net of investment income, increased $45 million, primarily reflecting lower net investment income from non-coupon investments. Results from pension and employee benefits decreased $23 million, primarily reflecting lower income from our qualified pension plan driven by lower plan asset values as well as the unfavorable impact of higher interest costs on the plan obligation due to the increase in interest rates in 2015. Capital debt interest expense decreased $29 million, primarily from efforts to reduce leverage and senior debt maturities in early 2016.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $180 million. Net charges from other corporate activities increased $108 million, primarily reflecting $36 million in costs associated with the early extinguishment of certain debt, higher legal costs, increased costs for enhanced regulatory supervision and other corporate expenses. Operating debt interest expense, net of investment income, increased $84 million, primarily reflecting lower net investment income from non-coupon investments and lower levels of invested assets resulting from assets transferred to other business segments. Results from pension and employee benefits decreased $35 million, primarily reflecting lower income from our qualified pension plan driven by lower plan asset values as well as the unfavorable impact of higher interest costs on the plan obligation due to the increase in interest rates in 2015. Capital debt interest expense decreased $47 million, primarily from efforts to reduce leverage and senior debt maturities in early 2016.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $579 million and $2,024 million for the three and six months ended June 30, 2016, respectively, and net gains of $1,091 million and $239 million for the three and six months ended June 30, 2015, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Long-Term Care	$(6)	$(94)	$27	$(38)
Other	(5)	(15)	(7)	4
Total divested businesses income (loss) excluded from adjusted operating income	$(11)	$(109)	$20	$(34)

Long-Term Care. Results for the second quarter and the first six months of 2016 increased compared to the prior year periods primarily reflecting realized gains in 2016 from derivatives used in duration management, driven by the impact of declining interest rates during that period as compared to losses on these types of derivatives in 2015, driven by the impact of rising interest rates during that period.

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

As of June 30, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,517 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,680 million at June 30, 2016, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
	(in millions)
U.S. GAAP results:
Revenues	$1,546	$1,525	$2,675	$3,244
Benefits and expenses	1,578	1,473	2,780	3,214
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(32)	$52	$(105)	$30

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $84 million. Results for the second quarter of 2016 reflected a $40 million increase in net realized investment gains, primarily due to more favorable changes in the value of derivatives used in risk management activities, partially offset by lower gains from sales of fixed maturities and unfavorable equity market performance. Net insurance activity results increased $18 million, primarily due to lower benefit payments in the current period. As a result of the above and other variances, a $75 million increase in the policyholder dividend obligation was recorded in the second quarter of 2016, compared to a $67 million reduction in the second quarter of 2015. As noted above, as of June 30, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,517 million. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $135 million. Results for the first six months of 2016 reflected a $431 million decrease in net realized investment gains, primarily due to unfavorable equity market performance, lower gains from sales of fixed maturities and less favorable changes in the value of derivatives used in risk management activities. Net investment income decreased $97 million, primarily due to lower returns on non-coupon investments and lower reinvestment rates. Net insurance activity results increased $11 million primarily due to lower benefit payments in the current period. As a result of the above and other variances, a $177 million reduction in the policyholder dividend obligation was recorded in the first six months of 2016, compared to a $208 million increase in the second quarter of 2015.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $21 million, primarily due to a $40 million increase in net realized investment gains. In addition, premiums declined $9 million, primarily due to the runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $105 million, primarily due to a $150 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

Six Month Comparison. Revenues decreased $569 million, primarily due to a $431 million decrease in net realized investment gains and $97 million decrease in net investment income, as discussed above. In addition, premiums declined $21 million, primarily due to the runoff of policies in force.

Benefits and expenses decreased $434 million, primarily due to a $366 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $431 million in the second quarter of 2016, compared to an expense of $679 million in the second quarter of 2015. The decreased expense was primarily due to a decrease in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the current quarter compared to the year ago quarter. On March 31, 2016, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2016. On March 31, 2015, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2015. As a result, the impact of lower “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the current quarter compared to the year ago quarter was partially offset by $22 million and $70 million of additional tax expense related to re-measurement of Japan deferred tax assets as a result of the tax rate reduction included in our income tax provision for the second quarter of 2016 and 2015, respectively.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $799 million in the first six months of 2016 compared to an expense of $1,378 million in the first six months of 2015. The decreased expense was primarily due to a decrease in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the first six months of 2016 compared to the first six months of 2015. In addition, due to the tax rate reductions discussed above, the impact of lower “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the first six months in 2016 compared to the first six months in 2015 was partially offset by $24 million and $75 million of additional tax expense related to re-measurement of Japan deferred tax assets included in first six months of 2016 and 2015, respectively.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was less than $1 million for the three and six months ended June 30, 2016 and 2015.

Experience-Rated Contractholder Liabilities,
Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains (losses) for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses. These loans are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$180	$(270)	$502	$(243)
Derivatives	0	12	(108)	122
Commercial mortgages and other loans	(1)	1	(4)	4
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(205)	284	(441)	143
Net gains (losses)	$(26)	$27	$(51)	$26
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(72)	$50	$(178)	$106
Change in experience-rated contractholder liabilities due to asset value changes	72	(50)	178	(106)
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$108	$(220)	$324	$(137)
Derivatives	0	12	(108)	122
Commercial mortgages and other loans	(1)	1	(4)	4
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(133)	234	(263)	37
Net gains (losses)	$(26)	$27	$(51)	$26
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of less than $1 million and $3 million as of June 30, 2016 and 2015, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $16 million and decreases of $30 million for the three months ended June 30, 2016 and 2015, respectively, and increases of $55 million and decreases of $25 million for the six months ended June 30, 2016 and 2015, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2016				As of December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for-sale	$292,021	$4,740	$40,249	$910	$252,528	$4,598	$37,795	$1,022
Trading account assets:
Fixed maturities	23,747	564	168	0	29,091	840	176	0
Equity securities	2,146	497	121	88	2,240	537	112	52
All other(3)	2,788	2	0	0	3,361	5	0	0
Subtotal	28,681	1,063	289	88	34,692	1,382	288	52
Equity securities, available-for-sale	7,032	291	2,464	10	6,547	264	2,727	2
Commercial mortgage and other loans	591	0	0	0	274	0	0	0
Other long-term investments(1)	96	14	4	0	172	39	10	10
Short-term investments	3,740	0	615	0	6,270	0	1,217	0
Cash equivalents	18,556	0	1,149	0	13,143	0	1,065	0
Other assets	65	62	0	0	16	7	0	0
Subtotal excluding separate account assets	350,782	6,170	44,770	1,008	313,642	6,290	43,102	1,086
Separate account assets(1)	259,093	2,128	0	0	259,909	1,995	0	0
Total assets	$609,875	$8,298	$44,770	$1,008	$573,551	$8,285	$43,102	$1,086
Future policy benefits	$13,328	$13,328	$0	$0	$8,434	$8,434	$0	$0
Other liabilities(3)	1,101	2	1	0	32	2	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	2,094	2,094	0	0	8,597	8,597	0	0
Total liabilities	$16,523	$15,424	$1	$0	$17,063	$17,033	$1	$0
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(2)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.4% and 2.3%, respectively, as of June 30, 2016, and 1.4% and 2.5%, respectively, as of December 31, 2015.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $3.3 billion of public fixed maturities as of June 30, 2016 with values primarily based on indicative broker quotes, and approximately $2.0 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $13.3 billion as of June 30, 2016. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,228	$(36)	$3,207	$1,952
Closed Block division	205	165	107	538
Consolidated realized investment gains (losses), net	$1,433	$129	$3,314	$2,490
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$385	$312	$353	$672
Equity securities	(20)	33	(25)	78
Commercial mortgage and other loans	4	20	29	30
Derivative instruments	879	(415)	2,906	1,129
Other	(20)	14	(56)	43
Total	$1,228	$(36)	$3,207	$1,952
Related adjustments	(426)	(24)	(987)	(350)
Realized investment gains (losses), net, and related adjustments	802	(60)	2,220	1,602
Related charges	(442)	346	(1,522)	(265)
Realized investment gains (losses), net, and related charges and adjustments	$360	$286	$698	$1,337
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$48	$59	$7	$168
Equity securities	91	194	124	269
Commercial mortgage and other loans	0	0	2	1
Derivative instruments	72	(88)	(11)	106
Other	(6)	0	(15)	(6)
Total	$205	$165	$107	$538

2016 to 2015 Three Month Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$442	$359
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(8)	(18)
Gross losses on sales and maturities(1)	(41)	(29)
Credit related losses on sales	(8)	0
Total gross realized investment losses	(57)	(47)
Realized investment gains (losses), net—Fixed Maturity Securities	$385	$312
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$401	$330
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

Net gains on sales and maturities of fixed maturity securities were $401 million and $330 million in the second quarter of 2016 and 2015, respectively, primarily due to net gains of $315 million and $274 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities.

Net realized losses on equity securities were $20 million in the second quarter of 2016, primarily driven by OTTI of $27 million, partially offset by net gains on sales of equity securities of $7 million. Net realized gains on equity securities were $33 million in the second quarter of 2015 and included net gains on sales of equity securities of $42 million, partially offset by OTTI of $9 million in 2015. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the second quarter of 2016 were $4 million, primarily driven by servicing revenue of $11 million in our Asset Management business. These gains were partially offset by an increase in the loan loss reserve of $3 million. Net realized gains on commercial mortgage and other loans in the second quarter of 2015 were $20 million, primarily driven by servicing revenue of $10 million in our Asset Management business and a net decrease in the loan loss reserve of $6 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $879 million in the second quarter of 2016, compared to net realized losses of $415 million in the second quarter of 2015. The net derivative gains in the second quarter of 2016 primarily reflect $592 million of gains on interest rate derivatives used to manage duration as swap rates decreased; $259 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; and $37 million of gains primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. The net derivative losses in the second quarter of 2015 primarily reflect $520 million of losses on interest rate derivatives used to manage duration as swap rates increased and $300 million of losses on foreign currency derivatives used to hedge portfolio assets in our Japan business due to the weakening of the yen against the U.S. dollar and in our U.S. business due to the U.S. dollar weakening against euro. Partially offsetting these losses were net gains of $393 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts and $41 million of gains primarily representing fees earned on GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2016 include net negative related adjustments of $426 million driven by settlements on interest rate and currency derivatives, as well as the impact of foreign currency exchange rate movements on certain intercompany borrowings. Results for the second quarter of 2015 include net negative related adjustments of $24 million driven by settlements on interest rate and currency derivatives, partially offset by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations.

 Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the second quarter of 2016 include a net related charge of $442 million, compared to a net related benefit of $346 million for the second quarter of 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$2	$3
Private fixed maturity securities	6	15
Total fixed maturity securities	8	18
Equity securities	27	9
Other invested assets(1)	16	7
Total(2)	$51	$34
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$7	$17
Due to other accounting guidelines(2)	1	1
Total(3)	$8	$18
__________

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

(2)	Primarily represents circumstances where securities are being actively marketed for sale by the company, and securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in the second quarter of 2016 were concentrated in the energy, industrial and other, and capital goods sectors within corporate securities. Fixed maturity security OTTI in the second quarter of 2015 were concentrated in the industrial other, utility, and consumer non-cyclical sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the second quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values.

Other invested assets OTTI in both the second quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$57	$82
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(3)	(11)
Gross losses on sales and maturities(1)	(5)	(12)
Credit related losses on sales	(1)	0
Total gross realized investment losses	(9)	(23)
Realized investment gains (losses), net—Fixed Maturity Securities	$48	$59
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$52	$70
__________

(1)
Amounts exclude OTTI and credit related losses through sales of investments due to expected near-term credit conditions of an underlying issuer. During 2016, fixed maturity prepayment gains were reclassified to “Net investment income.” Prior periods were not restated.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Net realized gains on equity securities were $91 million and $194 million in the second quarter of 2016 and 2015, respectively, primarily driven by net gains on sales. See below for additional information regarding OTTI of equity securities.

Net realized gains on derivatives were $72 million in the second quarter of 2016, compared to net realized losses of $88 million in the second quarter of 2015. Derivative gains in the second quarter of 2016 primarily reflect $74 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies. Derivative losses in the second quarter of 2015 primarily reflect net losses of $66 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against the euro and net losses of $20 million on interest rate derivatives primarily used to manage duration as interest rates increased.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$3	$2
Private fixed maturity securities	0	9
Total fixed maturity securities	3	11
Equity securities	4	2
Other invested assets(1)	5	5
Total(2)	$12	$18
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended June 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$2	$11
Due to other accounting guidelines	1	0
Total(2)	3	11

__________

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

Fixed maturity security OTTI in the second quarter of 2016 were concentrated in the communication, finance, and energy sectors within corporate securities. Fixed maturity security OTTI in the second quarter of 2015 were concentrated in the industrial other, utility, and consumer non-cyclical sectors within corporate securities. In both periods these OTTI primarily reflect adverse financial conditions of the respective issuers.

Equity security OTTI in both the second quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the second quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships.

2016 to 2015 Six Month Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$695	$766
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(85)	(22)
Gross losses on sales and maturities(1)	(246)	(69)
Credit related losses on sales	(11)	(3)
Total gross realized investment losses	(342)	(94)
Realized investment gains (losses), net—Fixed Maturity Securities	$353	$672
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$449	$697
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

Net gains on sales and maturities of fixed maturity securities were $449 million in the first six months of 2016 primarily due to net gains of $501 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. The net gains in the first six months of 2016 were partially offset by net trading losses of approximately $190 million on sales of securities within the energy sector and OTTI of $85 million. Net gains on sales and maturities of fixed maturity securities were $697 million in the first six months of 2015 were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities in the first six months of 2016 and 2015.

Net realized losses on equity securities were $25 million in the first six months of 2016 primarily driven by OTTI of $35 million partially offset by net gains on sales of equity securities of $10 million. Net realized gains on equity securities were $78 million in the first six months of 2015 and included net gains on sales of equity securities of $92 million partially offset by OTTI of $14 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans were $29 million and $30 million in the first six months of 2016 and 2015 respectively, primarily driven by servicing revenue of $22 million and $19 million in our Asset Management business and a net decrease in the loan loss reserve of $12 million and $9 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $2,906 million and $1,129 million in the first six months of 2016 and 2015, respectively. The net derivative gains in the first six months of 2016 primarily reflect $1,382 million of gains on interest rate derivatives used to manage duration as swap rates decreased; $1,351 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; and $76 million of gains primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. The net derivative gains in the first six months of 2015 primarily reflect net gains of $1,117 million on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts.

Related adjustments for the first six months of 2016 include net negative related adjustments of $987 million compared to net negative related adjustments of $350 million for the first six months of 2015. Results for the first six months of 2016 were driven by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net.” The net negative related adjustment also reflects the impact of foreign currency exchange rate movements on certain intercompany borrowings. Results for the first six months of 2015 were driven by settlements on interest rate and currency derivatives, partially offset by the impact of foreign currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations.
Related charges include net related charges of $1,522 million for the first six months of 2016 compared to net related charges of $265 million for the first six months of 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

     The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$38	$6
Private fixed maturity securities	47	16
Total fixed maturity securities	85	22
Equity securities	35	14
Other invested assets(1)	40	26
Total(2)	$160	$62
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$59	$21
Due to other accounting guidelines(2)	26	1
Total(3)	$85	$22
__________

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

(2)	Primarily represents circumstances where securities are being actively marketed for sale by the company, and securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in the first six months of 2016 were concentrated in the energy, consumer cyclical, and industrial other sectors within corporate securities. Fixed maturity security OTTI in the first six months of 2015 were concentrated in the industrial other, consumer cyclical, and utility sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first six months of 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the first six months of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships within the energy sector.

Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$99	$208
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(52)	(15)
Gross losses on sales and maturities(1)	(36)	(25)
Credit related losses on sales	(4)	0
Total gross realized investment losses	(92)	(40)
Realized investment gains (losses), net—Fixed Maturity Securities	$7	$168
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$63	$183
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

Net gains on sales and maturities of fixed maturity securities were $63 million and $183 million in the first six months of 2016 and 2015, respectively. Net gains in the first six months of 2016 were partially offset by net trading losses on sales of securities within the energy sector.

Net realized gains on equity securities were $124 million and $269 million in the first six months of 2016 and 2015, respectively, resulting from net gains on sales. See below for additional information regarding the OTTI of equity securities in the first six months of 2016 and 2015.

Net realized losses on derivatives were $11 million in the first six months of 2016, compared to net realized gains of $106 million in the first six months of 2015. Derivative losses in the first six months of 2016 primarily reflect $30 million of losses on net-short treasury futures used to manage duration as treasury rates decreased offset by $16 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro and other currencies. Derivative gains in the first six months of 2015 primarily reflect net gains of $110 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$13	$4
Private fixed maturity securities	39	11
Total fixed maturity securities	52	15
Equity securities	7	3
Other invested assets(1)	13	11
Total(2)	$72	$29
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Six Months Ended June 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$50	$15
Due to other accounting guidelines	2	0
Total(2)	$52	$15
__________

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

Fixed maturity security OTTI in the first six months of 2016 were concentrated in the energy, transportation, and communications sectors within corporate securities. Fixed maturity security OTTI in the first six months of 2015 were concentrated in the industrial other, capital goods, and utility sectors within corporate securities. In both periods these OTTI reflect adverse financial conditions of the respective issuers.

Equity security OTTI in both the first six months of 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the first six months of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships primarily in the energy sector.

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

	June 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$254,018	66.2%	$25,647	$279,665
Public, held-to-maturity, at amortized cost	2,007	0.5	0	2,007
Private, available-for-sale, at fair value	37,798	9.8	14,602	52,400
Private, held-to-maturity, at amortized cost	478	0.1	0	478
Trading account assets supporting insurance liabilities, at fair value	21,702	5.7	0	21,702
Other trading account assets, at fair value	1,603	0.4	289	1,892
Equity securities, available-for-sale, at fair value	7,020	1.8	2,464	9,484
Commercial mortgage and other loans, at book value	41,058	10.7	9,747	50,805
Policy loans, at outstanding balance	7,201	1.9	4,729	11,930
Other long-term investments(1)	6,839	1.8	2,980	9,819
Short-term investments	4,050	1.1	816	4,866
Total general account investments	383,774	100.0%	61,274	445,048
Invested assets of other entities and operations(2)	6,832		0	6,832
Total investments	$390,606		$61,274	$451,880

	December 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,628	63.1%	$23,505	$240,133
Public, held-to-maturity, at amortized cost	1,834	0.5	0	1,834
Private, available-for-sale, at fair value	35,767	10.4	14,290	50,057
Private, held-to-maturity, at amortized cost	474	0.1	0	474
Trading account assets supporting insurance liabilities, at fair value	20,522	6.0	0	20,522
Other trading account assets, at fair value	1,561	0.5	288	1,849
Equity securities, available-for-sale, at fair value	6,537	1.9	2,726	9,263
Commercial mortgage and other loans, at book value	40,486	11.8	9,771	50,257
Policy loans, at outstanding balance	6,867	2.0	4,790	11,657
Other long-term investments(1)	6,549	1.9	2,921	9,470
Short-term investments	6,250	1.8	1,467	7,717
Total general account investments	343,475	100.0%	59,758	403,233
Invested assets of other entities and operations(2)	13,959		0	13,959
Total investments	$357,434		$59,758	$417,192
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2016 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, the translation impact of the yen strengthening against the U.S. dollar and the reinvestment of net investment income and net business inflows. The general account investments attributable to the Closed Block division increased in the first six months of 2016, primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2016 and December 31, 2015, 44% and 41%, respectively, of our general account investments, other than those of the Closed Block division, related to our Japanese insurance operations.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2016	December 31, 2015
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$133,008	$109,257
Public, held-to-maturity, at amortized cost	2,007	1,834
Private, available-for-sale, at fair value	10,670	9,747
Private, held-to-maturity, at amortized cost	478	474
Trading account assets supporting insurance liabilities, at fair value	2,202	2,020
Other trading account assets, at fair value	587	647
Equity securities, available-for-sale, at fair value	2,811	2,660
Commercial mortgage and other loans, at book value	10,708	9,756
Policy loans, at outstanding balance	2,498	2,208
Other long-term investments(1)	2,094	1,742
Short-term investments	364	417
Total Japanese general account investments	$167,427	$140,762
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2016 was primarily attributable to the translation impact of the yen strengthening against the U.S. dollar, a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan and the reinvestment of net investment income and business inflows.

As of June 30, 2016, our Japanese insurance operations had $54.6 billion, at fair value, of investments denominated in U.S. dollars, including $4.7 billion that were hedged to yen through third-party derivative contracts and $36.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2015, our Japanese insurance operations had $50.2 billion, at fair value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third-party derivative contracts and $32.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $4.4 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2015, is primarily attributable to a net increase in fair value driven by the decrease in interest rates and portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $10.7 billion and $10.0 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2016 and December 31, 2015, respectively. The $0.7 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2015, is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income, partially offset by the translation impact of the Australian dollar weakening against the U.S. dollar.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division.”

Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses). Effective January 1, 2016, the Company classified fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investment gains (losses), net.” The impact of this change was immaterial.

	Three Months Ended June 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.88%	$2,353	4.90%	$424	4.01%	$2,777
Trading account assets supporting insurance liabilities	3.40	182	0.00	0	3.40	182
Equity securities	7.11	93	3.99	17	6.33	110
Commercial mortgage and other loans	4.29	437	5.01	121	4.43	558
Policy loans	4.88	86	5.93	70	5.30	156
Short-term investments and cash equivalents	0.55	27	2.48	5	0.61	32
Other investments	2.66	57	4.99	41	3.30	98
Gross investment income before investment expenses	3.76	3,235	4.93	678	3.92	3,913
Investment expenses	(0.13)	(107)	(0.25)	(39)	(0.15)	(146)
Investment income after investment expenses	3.63%	3,128	4.68%	639	3.77%	3,767
Investment results of other entities and operations(2)		22		0		22
Total investment income		$3,150		$639		$3,789

	Three Months Ended June 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.01%	$2,234	5.02%	$432	4.14%	$2,666
Trading account assets supporting insurance liabilities	3.50	178	0.00	0	3.50	178
Equity securities	6.31	75	1.10	5	4.68	80
Commercial mortgage and other loans	4.51	426	5.26	127	4.67	553
Policy loans	4.92	83	5.91	71	5.33	154
Short-term investments and cash equivalents	0.20	8	2.29	3	0.24	11
Other investments	4.20	89	4.54	36	4.29	125
Gross investment income before investment expenses	3.91	3,093	4.93	674	4.06	3,767
Investment expenses	(0.15)	(97)	(0.25)	(35)	(0.16)	(132)
Investment income after investment expenses	3.76%	2,996	4.68%	639	3.90%	3,635
Investment results of other entities and operations(2)		36		0		36
Total investment income		$3,032		$639		$3,671

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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the three months ended June 30, 2016, was flat compared to the three months ended June 30, 2015.

The following table sets forth the income yield and investment income for each major investment category of our general account investments for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Six Months Ended June 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.91%	$4,621	4.93%	$847	4.04%	$5,468
Trading account assets supporting insurance liabilities	3.52	370	0.00	0	3.52	370
Equity securities	6.15	157	3.72	33	5.52	190
Commercial mortgage and other loans	4.31	870	5.00	240	4.45	1,110
Policy loans	4.90	170	5.97	140	5.33	310
Short-term investments and cash equivalents	0.56	54	2.23	11	0.62	65
Other investments	2.92	122	3.67	59	3.13	181
Gross investment income before investment expenses	3.78	6,364	4.85	1,330	3.93	7,694
Investment expenses	(0.13)	(203)	(0.26)	(79)	(0.15)	(282)
Investment income after investment expenses	3.65%	6,161	4.59%	1,251	3.78%	7,412
Investment results of other entities and operations(2)		47		0		47
Total investment income		$6,208		$1,251		$7,459

	Six Months Ended June 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.00%	$4,434	4.90%	$859	4.13%	$5,293
Trading account assets supporting insurance liabilities	3.62	365	0.00	0	3.62	365
Equity securities	5.80	136	3.77	40	5.16	176
Commercial mortgage and other loans	4.56	845	5.24	249	4.70	1,094
Policy loans	4.93	166	5.92	142	5.34	308
Short-term investments and cash equivalents	0.22	17	1.43	6	0.26	23
Other investments	6.10	258	7.72	120	6.53	378
Gross investment income before investment expenses	3.97	6,221	5.11	1,416	4.14	7,637
Investment expenses	(0.15)	(190)	(0.23)	(68)	(0.15)	(258)
Investment income after investment expenses	3.82%	6,031	4.88%	1,348	3.99%	7,379
Investment results of other entities and operations(2)		61		0		61
Total investment income		$6,092		$1,348		$7,440
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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The net investment income yield attributable to the Closed Block division for the six months ended June 30, 2016, decreased compared to the six months ended June 30, 2015, due to lower income on non-coupon investments.

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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.56%	$1,490	4.57%	$1,423
Trading account assets supporting insurance liabilities	3.64	176	3.77	173
Equity securities	7.97	73	6.60	55
Commercial mortgage and other loans	4.35	331	4.51	327
Policy loans	5.40	63	5.40	63
Short-term investments and cash equivalents	0.54	25	0.20	7
Other investments	(0.02)	(1)	3.78	56
Gross investment income before investment expenses	4.06	2,157	4.22	2,104
Investment expenses	(0.14)	(67)	(0.16)	(56)
Investment income after investment expenses	3.92%	2,090	4.06%	2,048
Investment results of other entities and operations(2)		22		36
Total investment income		$2,112		$2,084
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

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily the result of lower income from non-coupon investments.

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

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.59%	$2,943	4.62%	$2,834
Trading account assets supporting insurance liabilities	3.70	351	3.81	348
Equity securities	6.89	123	6.31	102
Commercial mortgage and other loans	4.33	656	4.58	654
Policy loans	5.40	125	5.42	125
Short-term investments and cash equivalents	0.55	50	0.21	15
Other investments	1.73	48	5.62	170
Gross investment income before investment expenses	4.12	4,296	4.31	4,248
Investment expenses	(0.14)	(124)	(0.16)	(109)
Investment income after investment expenses	3.98%	4,172	4.15%	4,139
Investment results of other entities and operations(2)		47		61
Total investment income		$4,219		$4,200
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

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.09%	$863	3.29%	$811
Trading account assets supporting insurance liabilities	1.21	6	1.06	5
Equity securities	5.17	20	5.64	20
Commercial mortgage and other loans	4.11	106	4.54	99
Policy loans	3.89	23	3.87	20
Short-term investments and cash equivalents	0.82	2	0.26	1
Other investments	8.07	58	5.19	33
Gross investment income before investment expenses	3.26	1,078	3.40	989
Investment expenses	(0.12)	(40)	(0.14)	(41)
Total investment income	3.14%	$1,038	3.26%	$948
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

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily attributable to lower fixed income reinvestment rates partially offset by higher income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $36.4 billion and $35.5 billion, for the three months ended June 30, 2016 and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.3 billion and $9.0 billion, for the three months ended June 30, 2016 and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.11%	$1,678	3.23%	$1,600
Trading account assets supporting insurance liabilities	1.87	19	1.78	17
Equity securities	4.44	34	4.67	34
Commercial mortgage and other loans	4.26	214	4.51	191
Policy loans	3.90	45	3.87	41
Short-term investments and cash equivalents	0.81	4	0.26	2
Other investments	5.37	74	7.28	88
Gross investment income before investment expenses	3.24	2,068	3.39	1,973
Investment expenses	(0.12)	(79)	(0.14)	(81)
Total investment income	3.12%	$1,989	3.25%	$1,892
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

The decrease in net investment income yield on the Japanese insurance portfolio for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily attributable to lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $36.0 billion and $35.5 billion, for the six months ended June 30, 2016, and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.3 billion and $9.4 billion for the six months ended June 30, 2016, and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Energy Related Exposure

As of June 30, 2016, PFI excluding the Closed Block division had direct and indirect energy and related exposure with a market value of approximately $12.3 billion, and a net unrealized gain of approximately $0.5 billion, which is reflected in AOCI. Of this exposure, $10.7 billion represented investments in public and private corporate fixed maturity securities and was concentrated primarily in midstream (31%), independent energy (30%), integrated energy (19%), and oil field services (13%). As of June 30, 2016, the credit quality of energy sector fixed maturity securities was 82% investment grade. The remaining exposure of $1.6 billion was comprised of trading assets, equity securities and private equity investments. Energy investment realized losses were approximately $7 million from sales and $8 million from OTTI for the three months ended June 30, 2016. Our investments in the energy sector could experience future valuation declines or impairments if energy prices remain at current or lower levels for an extended period of time.

United Kingdom / European Union Exposure

As of June 30, 2016, PFI excluding the Closed Block had direct and indirect United Kingdom exposure with a market value of approximately $10.6 billion. Net unrealized gains were approximately $0.8 billion, which is reflected in AOCI. Of this exposure, $7.3 billion represented public and private corporate fixed maturity securities across a range of sectors, 94% of which was investment grade. In addition, $1.1 billion represented commercial mortgage loans with a weighted average loan to value ratio of 60% and a weighted average debt service coverage ratio of 2.65 times. The remaining United Kingdom exposure of $2.2 billion was comprised of trading assets, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 40% was denominated in pound sterling, substantially all of which is hedged back to U.S. dollars.

As of June 30, 2016, PFI excluding the Closed Block had direct and indirect European Union exposure excluding the United Kingdom, with a market value of approximately $17.1 billion. Net unrealized gains were approximately $1.9 billion, which is reflected in AOCI. Of this exposure, $14.4 billion represented public and private corporate fixed maturity securities, 96% of which was investment grade. The remaining European Union exposure excluding the United Kingdom of $2.7 billion was comprised of trading assets, commercial mortgages, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 41% was denominated in foreign currencies, substantially all of which is hedged back to U.S. dollars. The total exposure was concentrated primarily in The Netherlands (27%), France (19%), Italy (13%), Germany (10%), Luxembourg (7%), Ireland (5%) and Sweden (5%).

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains (Losses) by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains (losses).

	June 30, 2016				December 31, 2015
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$24,013	$1,793	$136	$25,670	$21,505	$1,385	$224	$22,666
Consumer non-cyclical	22,897	2,811	135	25,573	20,732	2,073	408	22,397
Utility	18,258	2,363	118	20,503	17,369	1,423	393	18,399
Capital goods	11,391	1,271	134	12,528	10,503	978	241	11,240
Consumer cyclical	10,486	1,039	84	11,441	9,223	846	146	9,923
Foreign agencies	5,386	1,201	29	6,558	5,222	1,086	67	6,241
Energy	9,227	778	327	9,678	10,793	674	855	10,612
Communications	6,255	864	77	7,042	6,294	690	200	6,784
Basic industry	5,945	482	79	6,348	5,658	404	321	5,741
Transportation	7,057	841	73	7,825	6,536	605	105	7,036
Technology	3,676	298	45	3,929	3,459	278	72	3,665
Industrial other	3,615	371	32	3,954	3,547	245	73	3,719
Total corporate securities	128,206	14,112	1,269	141,049	120,841	10,687	3,105	128,423
Foreign government(3)	82,875	24,071	35	106,911	72,265	12,167	131	84,301
Residential mortgage-backed	4,590	372	1	4,961	4,861	353	6	5,208
Asset-backed	6,984	154	102	7,036	6,873	195	69	6,999
Commercial mortgage-backed	7,808	487	4	8,291	7,300	160	37	7,423
U.S. Government	13,195	4,170	1	17,364	11,479	2,900	11	14,368
State & Municipal(4)	7,899	1,334	3	9,230	7,661	675	39	8,297
Total(5)	$251,557	$44,700	$1,415	$294,842	$231,280	$27,137	$3,398	$255,019
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $541 million of gross unrealized gains and less than $1 million of gross unrealized losses as of June 30, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(3)
As of June 30, 2016 and December 31, 2015, based on amortized cost, 77% and 76% represent Japanese government bonds held by our Japanese insurance operations, respectively, with no other individual country representing more than 10% of the balance.

(4)	Includes securities related to the Build America Bonds program.

(5)
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

The increase in net unrealized gains from December 31, 2015 to June 30, 2016, was primarily due to a decrease in interest rates in both the U.S. and Japan and credit spread tightening.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	June 30, 2016
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$1	$56	$77	$605	$739	$1,141
Collateralized loan obligations	4,517	25	0	0	0	4,542	4,280
Collateralized by education loans(2)	23	372	0	0	0	395	392
Collateralized by credit cards	234	0	0	0	0	234	201
Collateralized by auto loans	795	0	0	0	0	795	518
Other asset-backed securities(3)	11	86	47	23	112	279	341
Total asset-backed securities(4)	$5,580	$484	$103	$100	$717	$6,984	$6,873
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $395 million of education loans included above carry a Department of Education guaranty as of June 30, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	June 30, 2016
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$1	$55	$77	$669	$802	$1,189
Collateralized loan obligations	4,473	25	0	0	0	4,498	4,317
Collateralized by education loans(2)	23	356	0	0	0	379	395
Collateralized by credit cards	240	0	0	0	0	240	206
Collateralized by auto loans	802	0	0	0	0	802	516
Other asset-backed securities(3)	22	88	52	23	130	315	376
Total asset-backed securities(4)	$5,560	$470	$107	$100	$799	$7,036	$6,999
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $379 million of education loans included above carry a Department of Education guaranty as of June 30, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of June 30, 2016, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

Residential Mortgage-Backed Securities

The following tables set forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,126	89.9%	$4,382	90.1%
Collateralized mortgage obligations	464	10.1	479	9.9
Total residential mortgage-backed securities	$4,590	100.0%	$4,861	100.0%
Portion rated AA or higher(2)	$4,525	98.6%	$4,791	98.6%
__________

(1)
As of June 30, 2016, of these securities, $2.959 billion are supported by U.S. government, and $1.167 billion are supported by foreign governments. As of December 31, 2015, of these securities, $3.267 billion were supported by the U.S. government and $1.115 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	June 30, 2016						Total December 31, 2015
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$774	$273	$0	$0	$0	$1,047	$0
2015	557	113	0	0	0	670	607
2014	2,513	1	2	0	0	2,516	2,420
2013	2,485	99	0	9	0	2,593	2,568
2012—2009	193	244	0	0	0	437	469
2008—2007	86	32	9	0	0	127	113
2006 & Prior	379	30	9	0	0	418	1,123
Total commercial mortgage-backed securities(2)(3)(4)	$6,987	$792	$20	$9	$0	$7,808	$7,300
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2016.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of June 30, 2016, are downgraded super senior securities with amortized cost of $35 million in AA and $15 million in A.

(4)	Included in the table above, as of June 30, 2016, are agency commercial mortgage-backed securities with amortized cost of $755 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	June 30, 2016						Total December 31, 2015
	Lowest Rating Agency Rating					Total Fair Value
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$789	$283	$0	$0	$0	$1,072	$0
2015	585	120	0	0	0	705	601
2014	2,700	1	2	0	0	2,703	2,471
2013	2,685	107	0	8	0	2,800	2,621
2012—2009	195	262	0	0	0	457	480
2008—2007	85	35	9	0	0	129	115
2006 & Prior	386	30	9	0	0	425	1,135
Total commercial mortgage-backed securities(1)(2)	$7,425	$838	$20	$8	$0	$8,291	$7,423
__________

(1)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading

(2)	Included in the table above, as of June 30, 2016, are agency commercial mortgage-backed securities with fair value of $800 million, all rated AA.

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

	June 30, 2016				December 31, 2015
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$192,050	$39,417	$330	$231,137	$177,350	$22,783	$1,445	$198,688
2	47,016	4,609	648	50,977	43,731	3,698	1,545	45,884
Subtotal High or Highest Quality Securities(5)	239,066	44,026	978	282,114	221,081	26,481	2,990	244,572
3	8,533	403	272	8,664	7,085	408	292	7,201
4	2,772	178	117	2,833	2,332	150	100	2,382
5	690	38	32	696	415	78	12	481
6	496	55	16	535	367	20	4	383
Subtotal Other Securities(6)(7)	12,491	674	437	12,728	10,199	656	408	10,447
Total Fixed Maturities	$251,557	$44,700	$1,415	$294,842	$231,280	$27,137	$3,398	$255,019
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2016 and December 31, 2015, 688 securities with amortized cost of $2,720 million (fair value, $2,820 million) and 938 securities with amortized cost of $4,253 million (fair value, $4,325 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $541 million of gross unrealized gains and less than $1 million of gross unrealized losses as of June 30, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(4)
As of June 30, 2016, includes gross unrealized losses of $231 million on public fixed maturities and $206 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2015, includes gross unrealized losses of $212 million on public fixed maturities and $196 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of June 30, 2016, includes $208,047 million of public fixed maturities and $31,019 million of private fixed maturities and, as of December 31, 2015, includes $190,638 million of public fixed maturities and $30,443 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2016, includes $7,203 million of public fixed maturities and $5,288 million of private fixed maturities and, as of December 31, 2015, includes $5,836 million of public fixed maturities and $4,363 million of private fixed maturities.

(7)
On an amortized cost basis, as of June 30, 2016, securities considered below investment grade based on lowest of external rating agency ratings, total $13,906 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

As of June 30, 2016 and December 31, 2015, PFI excluding the Closed Block division had $1,160 million and $807 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, reported at fair value as a liability of $49 million and $27 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $3 million and $2 million for the three months ended June 30, 2016 and 2015, and a gain of $5 million and $3 million for the six months ended June 30, 2016 and 2015, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of June 30, 2016 and December 31, 2015, PFI excluding the Closed Block division had $240 million and $409 million of notional amounts reported at fair value as a liability of $5 million and $4 million, respectively.

“Realized investment gains (losses), net” from credit derivatives we purchased were a loss of $2 million for both the three months ended June 30, 2016 and 2015, and a loss of $3 million and $5 million for the six months ended June 30, 2016 and 2015, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $8 million and $18 million for the three months ended June 30, 2016 and 2015, respectively, and $85 million and $22 million for the six months ended June 30, 2016 and 2015, respectively.
Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$614	$614	$765	$765
Fixed maturities:
Corporate securities	13,422	13,872	12,797	12,851
Commercial mortgage-backed securities	1,899	1,985	1,860	1,862
Residential mortgage-backed securities	1,289	1,334	1,411	1,428
Asset-backed securities	1,343	1,353	1,295	1,299
Foreign government bonds	803	847	680	694
U.S. government authorities and agencies and obligations of U.S. states	405	452	326	369
Total fixed maturities	19,161	19,843	18,369	18,503
Equity securities	1,194	1,245	1,030	1,254
Total trading account assets supporting insurance liabilities	$20,969	$21,702	$20,164	$20,522

As a percentage of amortized cost, 79% and 77% of the portfolio was publicly traded as of June 30, 2016 and December 31, 2015, respectively. As of both June 30, 2016 and December 31, 2015, 91% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating, respectively. As of June 30, 2016, $1.266 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by U.S. and foreign government securities, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $17 million secured by “ALT-A” mortgages, represented the remaining $23 million of residential mortgage-backed securities, of which 52% have credit ratings of A or better and 48% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$2	$2	$1	$1
Fixed maturities	1,130	1,025	1,016	964
Equity securities(1)	516	576	537	596
Total other trading account assets	$1,648	$1,603	$1,554	$1,561
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

As of June 30, 2016 and December 31, 2015, we held approximately 11% and 12% of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans, respectively. These percentages are net of $84 million and $95 million allowance for losses as of June 30, 2016 and December 31, 2015, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	June 30, 2016	December 31, 2015
	(in millions)
Commercial mortgage and agricultural property loans	$40,094	$39,002
Uncollateralized loans	728	966
Residential property loans	310	301
Other collateralized loans	10	312
Total commercial mortgage and other loans(1)	$41,142	$40,581
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

	June 30, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions:
Pacific	$13,063	32.5%	$12,285	31.5%
South Atlantic	7,807	19.5	7,764	19.9
Middle Atlantic	5,454	13.5	5,271	13.5
East North Central	2,410	6.0	2,704	6.9
West South Central	4,198	10.5	3,945	10.1
Mountain	1,664	4.2	1,697	4.4
New England	1,760	4.4	1,752	4.5
West North Central	664	1.7	608	1.6
East South Central	564	1.4	533	1.4
Subtotal-U.S.	37,584	93.7	36,559	93.8
Europe	1,544	3.9	1,608	4.1
Asia	535	1.3	406	1.0
Other	431	1.1	429	1.1
Total commercial mortgage and agricultural property loans	$40,094	100.0%	$39,002	100.0%

	June 30, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$6,508	16.2%	$6,510	16.7%
Retail	6,521	16.3	6,813	17.5
Office	8,908	22.2	8,498	21.8
Apartments/Multi-Family	10,824	27.0	10,079	25.8
Other	3,425	8.5	3,133	8.0
Agricultural properties	2,152	5.4	2,130	5.5
Hospitality	1,756	4.4	1,839	4.7
Total commercial mortgage and agricultural property loans	$40,094	100.0%	$39,002	100.0%

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

As of June 30, 2016, our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.50 times and a weighted average loan-to-value ratio of 56%. As of June 30, 2016, approximately 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those general account commercial mortgage and agricultural property loans that were originated in 2016, the weighted average debt service coverage ratio was 2.52 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.6 billion and $1.4 billion of such loans as of June 30, 2016 and December 31, 2015. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2016, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial mortgage and agricultural property operations, see “—Invested Assets of Other Entities and Operations” below.

The following tables set forth the gross carrying value of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage and Agricultural Property Loans by Loan-to-Value and Debt Service Coverage Ratios

	June 30, 2016
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,313	$391	$328	$23,032
60%-69.99%	10,791	310	106	11,207
70%-79.99%	5,234	275	119	5,628
Greater than 80%	89	121	17	227
Total commercial mortgage and agricultural property loans	$38,427	$1,097	$570	$40,094

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination as of June 30, 2016.

Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2016	$3,050	7.6%
2015	8,024	19.9
2014	7,332	18.3
2013	7,750	19.4
2012	4,041	10.1
2011	3,703	9.2
2010	2,299	5.8
2009 & Prior	3,895	9.7
Total commercial mortgage and agricultural property loans	$40,094	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, were $41,142 million and $40,581 million as of June 30, 2016 and December 31, 2015, respectively. As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2016 and December 31, 2015.
The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	June 30, 2016	December 31, 2015
	(in millions)
Allowance, beginning of year	$95	$99
Addition to (release of) allowance for losses	(11)	(4)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$84	$95
Loan specific reserve	$4	$0
Portfolio reserve	$80	$95

The decrease in the allowance for losses for the six months ended June 30, 2016, was primarily driven by improved credit quality of the portfolio.

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

	June 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$8	$0	$1	$7	$21	$1	$1	$21
Mutual fund common stocks(1)	3,072	412	16	3,468	2,918	333	76	3,175
Other common stocks	2,263	1,324	42	3,545	2,033	1,339	31	3,341
Total equity securities(2)	$5,343	$1,736	$59	$7,020	$4,972	$1,673	$108	$6,537
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

OTTI of equity securities attributable to PFI excluding the Closed Block division were $27 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $35 million and $14 million for the six months ended June 30, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	June 30, 2016	December 31, 2015
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,609	$2,927
Hedge funds	1,418	1,160
Real estate-related	432	285
Real estate held through direct ownership	1,682	1,456
Other(1)	698	721
Total other long-term investments	$6,839	$6,549
__________

(1)
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

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $16 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $40 million and $26 million for the six months ended June 30, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

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

	June 30, 2016	December 31, 2015
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$202	$94
Private, available-for-sale, at fair value	3	39
Other trading account assets, at fair value	5,376	12,609
Equity securities, available-for-sale, at fair value	12	11
Commercial mortgage and other loans, at book value(1)	642	302
Other long-term investments	428	516
Short-term investments	169	388
Total investments	$6,832	$13,959
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The decrease in investments related to the invested assets of other entities and operations in the first six months of 2016 was primarily attributable to a $7 billion decrease in other trading account assets due to adoption of the consolidation accounting standard update effective January 1, 2016.

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

Prudential Financial is a non-bank financial company (a “Designated Financial Company”) under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the FSB has identified the Company as a G-SII. For information on these actions and their potential impact on us, see “—Executive Summary—Regulatory Developments” above and “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

During the six months ended June 30, 2016, we took the following significant actions that impacted our liquidity and capital position:

•
We executed the Variable Annuities Recapture, which enabled the Individual Annuities segment to distribute $1.0 billion of highly liquid assets to Prudential Financial and is expected to reduce future capital volatility associated with our variable annuities business. See “—Executive Summary—Variable Annuities Recapture” for further details;

•	We repurchased $750 million of shares of our Common Stock and declared aggregate Common Stock dividends of $629 million;

•	We retired $750 million of our outstanding senior debt through maturities;

•	We repurchased $500 million of our outstanding senior debt through a tender offer; and

•	We obtained additional financing for Guideline AXXX and Regulation XXX reserves by increasing the amounts outstanding under captive financing facilities by $140 million and $77 million, respectively.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2016, the Company had $42.1 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2016	December 31, 2015(1)
	(in millions)
Equity(2)	$30,482	$29,605
Junior subordinated debt (i.e., hybrid securities)	5,814	5,811
Other capital debt	5,822	6,069
Total capital	$42,118	$41,485
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

Ratio(1)
Prudential Insurance(2)	484%
PALAC	550%
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2016, their most recent statutory fiscal year end.

Ratio
Prudential of Japan consolidated(1)	801%
Gibraltar Life consolidated(2)	928%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

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

•
Our decision to manage a portion of our interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, we execute intercompany derivative transactions between our Corporate and Other operations and certain business segments. We limit our exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During the first six months of 2016, we replaced a significant portion of these intercompany derivatives with external derivatives and expect to manage most of this interest rate risk within the business segments in the future. The results of this strategy are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other”; and

•
Activities of our business segments, including those for which specific risk mitigation strategies have been implemented, such as our living benefits hedging program that covers certain risks associated with our variable annuity products.

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

As a result of the Variable Annuities Recapture described under “—Executive Summary—Variable Annuities Recapture”, the risks and associated hedging program related to certain variable annuity and retirement products no longer reside within our captive reinsurance company, Pruco Re.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2015, our Board of Directors (“the Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. In August 2016, the Board authorized a $500 million increase to this authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 is $2.0 billion.

The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2016.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2016	$0.70	$316	5.4	$375
June 30, 2016	$0.70	$313	5.0	$375

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

Liquidity of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends and returns of capital from subsidiaries, repayments of operating loans from subsidiaries and highly liquid assets. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing debt, paying operating expenses, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under authority from the Board.

As of June 30, 2016, Prudential Financial had highly liquid assets consisting of cash, short-term investments and U.S. Treasury fixed maturities with a carrying value totaling $4,715 million, a decrease of $6,389 million from December 31, 2015. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,012 million as of June 30, 2016, a decrease of $1,054 million from December 31, 2015.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2016
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,770
Net distributions from subsidiaries associated with the Variable Annuities Recapture	1,042
Proceeds from stock-based compensation and exercise of stock options	136
Interest income from subsidiaries on intercompany agreements, net of interest paid	18
Total sources	2,966
Uses:
Maturities of long-term senior debt, excluding retail medium-term notes	750
Share repurchases(2)	733
Common stock dividends(3)	631
Repurchase of medium-term notes through a tender offer	500
Interest paid on external debt	467
Capital contributions to subsidiaries(4)	240
Net payments under intercompany loan agreements(5)	207
Net income tax payments	63
Other, net	429
Total uses	4,020
Net increase (decrease) in highly liquid assets	$(1,054)
__________

(1)
Includes dividends and/or returns of capital of $900 million from Prudential Insurance, $534 million from asset management subsidiaries, $278 million from international insurance subsidiaries, $47 million from Prudential Annuities Holding Company and $11 million from other subsidiaries. Excludes dividends and/or returns of capital associated with the Variable Annuities Recapture.

(2)	Excludes $17 million related to trades that settled in July 2016.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)
Includes capital contributions of $199 million to international insurance subsidiaries ($159 million of which was related to our indirect investment in AFP Habitat), $36 million to Pruco Re and $5 million to other subsidiaries. Excludes capital contributions associated with the Variable Annuities Recapture.

(5)
Includes net receipts from subsidiaries of $356 million from the issuance of notes to international insurance subsidiaries and $494 million from Pruco Life, offset by net borrowings of $704 million by asset management subsidiaries, $350 million by Prudential Universal Reinsurance Company and $3 million from other subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the second quarter of 2016, Prudential Insurance paid aggregate dividends of $3.0 billion ($1.0 billion as an ordinary dividend and $2.0 billion as an extraordinary dividend) to Prudential Financial. This amount consisted of a $2.1 billion dividend associated with the Variable Annuities Recapture, which was subsequently contributed to PALAC to support the risks of that business, and a $900 million dividend relating to the operations of Prudential Insurance.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, International Insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. During the first six months of 2016, Prudential of Korea paid a dividend of ₩35.0 billion, or approximately $30 million, to its parent, Prudential International Insurance Holdings Ltd., which was ultimately sent to Prudential Financial.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2016
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$6.1	$1.9	$0.7	$11.4	$0.4	$20.5	$10.3
Fixed maturity investments(1):
High or highest quality	96.2	34.3	19.1	8.9	5.0	163.5	147.5
Other than high or highest quality	6.8	4.0	1.8	0.4	0.4	13.4	12.3
Subtotal	103.0	38.3	20.9	9.3	5.4	176.9	159.8
Public equity securities	0.2	2.6	0.0	0.0	0.0	2.8	3.2
Total	$109.3	$42.8	$21.6	$20.7	$5.8	$200.2	$173.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2016
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$0.7	$1.9	$1.6	$4.2	$3.5
Fixed maturity investments(3):
High or highest quality(4)	40.3	90.9	17.1	148.3	123.8
Other than high or highest quality	0.7	2.5	1.0	4.2	3.3
Subtotal	41.0	93.4	18.1	152.5	127.1
Public equity securities	1.8	2.4	0.6	4.8	4.6
Total	$43.5	$97.7	$20.3	$161.5	$135.2
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of June 30, 2016, $108.0 billion, or 73%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

As part of the living benefit hedging program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives to hedge certain living benefit features accounted for as embedded derivatives against changes in certain capital market conditions such as interest rates and equity index levels. For a full discussion of our living benefits hedging program, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” The living benefit hedging program requires access to liquidity to meet its payment obligations, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Through March 31, 2016, the living benefit hedging program was executed in Pruco Re. Effective April 1, 2016, following the Variable Annuities Recapture, the living benefit hedging program resides in certain of our domestic life insurance subsidiaries. Future liquidity needs may be funded with available resources within these subsidiaries and from other resources of Prudential Financial and its affiliates.

The living benefits hedging activity may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of June 30, 2016, the living benefit hedging derivatives were in a net receive position of $11.1 billion compared to a net receive position of $4.8 billion as of December 31, 2015. The change in collateral position was primarily driven by a decrease in interest rates and the inclusion of collateral from certain of our domestic statutory life insurance entities as a result of the Variable Annuities Recapture.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2016, we have hedged 100%, 92%, 50% and 8% of expected international-based earnings for 2016, 2017, 2018 and 2019, respectively.

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

	Six Months Ended June 30,
Cash Settlements:	2016	2015
	(in millions)
Income Hedges (External)(1)	$43	$161
Equity Hedges:
Internal	(30)	615
External	324	(151)
Total Equity Hedges	294	464
Total Cash Settlements	$337	$625

	As of
	June 30,	December 31,
Assets (Liabilities):	2016	2015
	(in millions)
Income Hedges (External)(2)	$(172)	$162
Equity Hedges:
Internal	(817)	964
External	295	699
Total Equity Hedges(3)	(522)	1,663
Total Assets (Liabilities)	$(694)	$1,825
__________

(1)	Includes Korean won related cash settlements of $10 million and $(4) million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Includes a Korean won related asset of $9 million and $29 million as of June 30, 2016 and December 31, 2015, respectively.

(3)
As of June 30, 2016, approximately $270 million, $(320) million, and $(470) million of the net market value is scheduled to settle in 2016, 2017, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2016			December 31, 2015
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,380	$1,955	$7,335	$5,421	$2,461	$7,882
Cash collateral for loaned securities	2,842	1,801	4,643	2,095	1,401	3,496
Securities sold but not yet purchased	5	0	5	2	0	2
Total(1)	$8,227	$3,756	$11,983	$7,518	$3,862	$11,380
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$3,117	$2,426	$5,543	$5,574	$2,117	$7,691
Weighted average maturity, in days(3)	8	25		8	17
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2016, was $8,454 million and $8,231 million, respectively, for PFI excluding the Closed Block division, and $4,703 million and $4,666 million, respectively, for the Closed Block division.

(2)
Amount for PFI excluding the Closed Block division as of December 31, 2015, includes $2,256 million of securities that had a term greater than one day due to the timing of the January 1, 2016, holiday.

(3)	Excludes securities that may be returned to the Company overnight.

As of June 30, 2016, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $164.5 billion, of which $11.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2016, we believe approximately $19.5 billion of the remaining eligible assets are readily lendable, including approximately $15.3 billion relating to PFI excluding the Closed Block division, of which $5.5 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.2 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2016, total short-term and long-term debt of the Company on a consolidated basis was $19.7 billion, a decrease of $1.1 billion from December 31, 2015. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2016			December 31, 2015(1)
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$60	$434	$494	$80	$384	$464
Current portion of long-term debt (2)	109	73	182	751	1	752
Subtotal	169	507	676	831	385	1,216
General obligation long-term debt:
Senior debt	9,931	1,328	11,259	10,543	1,323	11,866
Junior subordinated debt	5,814	0	5,814	5,811	0	5,811
Surplus notes	0	1,338	1,338	0	1,352	1,352
Subtotal	15,745	2,666	18,411	16,354	2,675	19,029
Total general obligations	15,914	3,173	19,087	17,185	3,060	20,245
Limited recourse borrowing(3)(4):
Long-term debt	0	575	575	0	565	565
Total limited recourse borrowings	0	575	575	0	565	565
Total borrowings	$15,914	$3,748	$19,662	$17,185	$3,625	$20,810
__________

(1)
Prior period has been revised to conform to current period presentation due to the adoption ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

(2)	Includes $73 million at June 30, 2016, of limited and non-recourse borrowing mortgage debt.

(3)	Amounts are net of assets under set-off arrangements of $5,117 million and $4,889 million as of June 30, 2016 and December 31, 2015, respectively.

(4)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of June 30, 2016 and December 31, 2015, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Prudential Financial’s borrowings decreased $1,271 million from December 31, 2015, primarily driven by the maturity of $750 million of senior debt and our repurchase of $500 million of senior debt through a tender offer. Borrowings of our subsidiaries increased $123 million from December 31, 2015, primarily driven by the issuance of $80 million of mortgage debt and a $50 million increase in commercial paper outstanding.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,850 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2016, an aggregate of $6,717 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $217 million since December 31, 2015. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2016.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of June 30, 2016		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,240		3,500
XXX	2014-2015	2027-2034	1,600	(2)	1,600
XXX	2014	2024	1,127		1,750
Total Credit-Linked Note Structures			$6,717		$8,850
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.6 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of June 30, 2016, we also had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2016, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2016, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2016, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
April 1, 2016 through April 30, 2016	1,661,363	$75.37	1,658,565
May 1, 2016 through May 31, 2016	1,623,730	$77.36	1,615,634
June 1, 2016 through June 30, 2016	1,708,748	$73.49	1,700,698
Total	4,993,841	$75.37	4,974,897	$1,250,000,000
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

(2)
In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. In August 2016, the Board of Directors authorized a $500 million increase to this authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 is $2.0 billion.

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
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 5, 2016

EXHIBIT INDEX

10.1
Prudential Financial, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Company’s proxy statement for the 2016 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 22, 2016).

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