Form 10-Q
period 2016-09-30
PRUDENTIAL FINANCIAL INC
filed 2016-11-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 430 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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
PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2016 and December 31, 2015 (in millions, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016-$297,745; 2015-$265,416)(1)	$343,244	$290,323
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2016-$2,956; 2015-$2,624)(1)	2,471	2,308
Trading account assets supporting insurance liabilities, at fair value(1)	21,828	20,522
Other trading account assets, at fair value(1)	7,559	14,458
Equity securities, available-for-sale, at fair value (cost: 2016-$7,197; 2015-$6,847)	9,765	9,274
Commercial mortgage and other loans (includes $572 and $274 measured at fair value under the fair value option at September 30, 2016 and December 31, 2015, respectively)(1)	52,273	50,559
Policy loans	12,031	11,657
Other long-term investments (includes $1,500 and $1,322 measured at fair value under the fair value option at September 30, 2016 and December 31, 2015, respectively)(1)	11,346	9,986
Short-term investments	5,254	8,105
Total investments	465,771	417,192
Cash and cash equivalents(1)	24,728	17,612
Accrued investment income(1)	3,279	3,110
Deferred policy acquisition costs	16,975	16,718
Value of business acquired	2,159	2,828
Other assets(1)(2)	15,403	14,225
Separate account assets	291,550	285,570
TOTAL ASSETS	$819,865	$757,255
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$252,228	$224,384
Policyholders’ account balances(1)	146,577	136,784
Policyholders’ dividends	7,482	5,578
Securities sold under agreements to repurchase	6,830	7,882
Cash collateral for loaned securities	5,037	3,496
Income taxes	15,326	8,714
Short-term debt	907	1,216
Long-term debt(2)	18,758	19,594
Other liabilities(1)	15,474	13,517
Notes issued by consolidated variable interest entities (includes $2,722 and $8,597 measured at fair value under the fair value option at September 30, 2016 and December 31, 2015, respectively)(1)	2,722	8,597
Separate account liabilities	291,550	285,570
Total liabilities	762,891	715,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both September 30, 2016 and December 31, 2015)	6	6
Additional paid-in capital	24,520	24,482
Common Stock held in treasury, at cost (228,406,976 and 213,009,970 shares at September 30, 2016 and December 31, 2015, respectively)	(14,989)	(13,814)
Accumulated other comprehensive income (loss)	24,925	12,285
Retained earnings	21,969	18,931
Total Prudential Financial, Inc. equity	56,431	41,890
Noncontrolling interests	543	33
Total equity	56,974	41,923
TOTAL LIABILITIES AND EQUITY	$819,865	$757,255
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03. See Note 2 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Premiums	$9,635	$5,985	$22,867	$20,214
Policy charges and fee income	1,540	1,624	4,415	4,482
Net investment income	4,073	3,741	11,532	11,181
Asset management and service fees	955	946	2,780	2,854
Other income	(55)	(397)	8	(58)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(29)	(81)	(204)	(149)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	0	8	38	39
Other realized investment gains (losses), net	842	1,773	4,293	4,300
Total realized investment gains (losses), net	813	1,700	4,127	4,190
Total revenues	16,961	13,599	45,729	42,863
BENEFITS AND EXPENSES
Policyholders’ benefits	10,155	6,648	25,175	21,739
Interest credited to policyholders’ account balances	824	840	3,168	2,749
Dividends to policyholders	569	367	1,433	1,585
Amortization of deferred policy acquisition costs	115	922	1,744	1,846
General and administrative expenses	2,983	2,773	8,821	8,018
Total benefits and expenses	14,646	11,550	40,341	35,937
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,315	2,049	5,388	6,926
Total income tax expense (benefit)	501	584	1,300	1,962
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,814	1,465	4,088	4,964
Equity in earnings of operating joint ventures, net of taxes	18	2	38	8
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,832	1,467	4,126	4,972
Income (loss) from discontinued operations, net of taxes	0	0	0	0
NET INCOME (LOSS)	1,832	1,467	4,126	4,972
Less: Income (loss) attributable to noncontrolling interests	5	2	42	65
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,827	$1,465	$4,084	$4,907
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.14	$3.22	$9.16	$10.74
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.14	$3.22	$9.16	$10.74
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.07	$3.16	$9.02	$10.56
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.07	$3.16	$9.02	$10.56
Dividends declared per share of Common Stock	$0.70	$0.58	$2.10	$1.74

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2016 and 2015 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$1,832	$1,467	$4,126	$4,972
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	697	(96)	1,980	(259)
Net unrealized investment gains (losses)	(678)	169	16,642	(4,043)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	44	47	117	153
Total	63	120	18,739	(4,149)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(240)	68	6,051	(1,501)
Other comprehensive income (loss), net of taxes	303	52	12,688	(2,648)
Comprehensive income (loss)	2,135	1,519	16,814	2,324
Less: Comprehensive income (loss) attributable to noncontrolling interests	50	(5)	90	4
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,085	$1,524	$16,724	$2,320

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2016 and 2015 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$0	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11				11	(30)	(19)
Common Stock acquired				(1,375)			(1,375)		(1,375)
Class B Stock repurchase adjustment			(119)				(119)		(119)
Contributions from noncontrolling interests								9	9
Distributions to noncontrolling interests								(30)	(30)
Consolidations/(deconsolidations) of noncontrolling interests								471	471
Stock-based compensation programs		38		200			238		238
Dividends declared on Common Stock			(938)				(938)		(938)
Comprehensive income:
Net income (loss)			4,084				4,084	42	4,126
Other comprehensive income (loss), net of tax						12,640	12,640	48	12,688
Total comprehensive income (loss)							16,724	90	16,814
Balance, September 30, 2016	$6	$24,520	$21,969	$(14,989)	$0	$24,925	$56,431	$543	$56,974

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(750)			(750)		(750)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								28	28
Distributions to noncontrolling interests								(416)	(416)
Consolidations (deconsolidations) of noncontrolling interests								(145)	(145)
Stock-based compensation programs		(50)		226			176		176
Dividends declared on Common Stock			(796)				(796)		(796)
Comprehensive income:
Net income (loss)			4,907				4,907	65	4,972
Other comprehensive income (loss), net of tax						(2,587)	(2,587)	(61)	(2,648)
Total comprehensive income (loss)							2,320	4	2,324
Balance, September 30, 2015	$6	$24,348	$18,515	$(13,612)	$0	$13,463	$42,720	$50	$42,770

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (in millions)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,126	$4,972
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(4,127)	(4,190)
Policy charges and fee income	(1,417)	(1,382)
Interest credited to policyholders’ account balances	3,168	2,749
Depreciation and amortization	402	126
(Gains) losses on trading account assets supporting insurance liabilities, net	(361)	365
Change in:
Deferred policy acquisition costs	(391)	(115)
Future policy benefits and other insurance liabilities	7,668	4,655
Other trading account assets	(54)	118
Income taxes	797	1,295
Derivatives, net	7,443	3,048
Other, net	(216)	189
Cash flows from (used in) operating activities	17,038	11,830
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	36,420	35,030
Fixed maturities, held-to-maturity	205	179
Trading account assets supporting insurance liabilities and other trading account assets	24,720	10,620
Equity securities, available-for-sale	2,798	3,707
Commercial mortgage and other loans	4,522	3,904
Policy loans	1,727	1,641
Other long-term investments	457	989
Short-term investments	35,728	57,142
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(49,467)	(33,792)
Trading account assets supporting insurance liabilities and other trading account assets	(26,049)	(13,891)
Equity securities, available-for-sale	(2,413)	(3,115)
Commercial mortgage and other loans	(6,011)	(7,479)
Policy loans	(1,402)	(1,320)
Other long-term investments	(1,537)	(1,620)
Short-term investments	(33,196)	(56,803)
Acquisition of business, net of cash acquired	(532)	0
Derivatives, net	718	(411)
Other, net	228	56
Cash flows from (used in) investing activities	(13,084)	(5,163)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	22,207	17,743
Policyholders’ account withdrawals	(17,514)	(16,322)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	488	(1,300)
Cash dividends paid on Common Stock	(939)	(801)
Net change in financing arrangements (maturities 90 days or less)	516	234
Common Stock acquired	(1,339)	(744)
Class B stock acquired	(119)	(651)
Common Stock reissued for exercise of stock options	112	158
Proceeds from the issuance of debt (maturities longer than 90 days)	1,449	4,577
Repayments of debt (maturities longer than 90 days)	(1,452)	(3,922)
Excess tax benefits from share-based payment arrangements	4	18
Other, net	(611)	(424)
Cash flows from (used in) financing activities	2,802	(1,434)
Effect of foreign exchange rate changes on cash balances	360	56
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,116	5,289
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,612	14,918
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,728	$20,207
NON-CASH TRANSACTIONS DURING THE PERIOD(1)
Treasury Stock shares issued for stock-based compensation programs	$113	$111
Significant Pension Risk Transfer transactions:
Assets acquired, excluding cash and cash equivalents acquired	$2,388	$1,553
Liabilities assumed	3,215	1,919
Net cash received	$827	$366
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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s unaudited interim consolidated balance sheet data as of September 30, 2016, include the assets and liabilities of Gibraltar Life as of August 31, 2016. The Company’s unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three and nine months ended August 31, 2016 and 2015, respectively.

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

Out of Period Adjustments

During the second quarter of 2016, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures,” which is reflected in the three month period ended June 30, 2016 and the nine month period ended September 30, 2016. The adjustment reflects a charge to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustment and concluded it was not material to the current period or to any previously reported quarterly or annual financial statements. For additional information on the impact of this adjustment to the Company’s operating segments, see Note 11.

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

In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016 and applied the modified retrospective method of adoption, primarily resulting in the deconsolidation of certain of its previously consolidated collateralized loan obligations (“CLOs”), as its fee arrangements are no longer deemed variable interests in these entities. The Company continues to consolidate CLOs where it retains other economic interests which absorb more than an insignificant amount of the CLOs expected variability. The Company also deconsolidated certain investment structures where it is no longer deemed to be the primary beneficiary as the Company, through its equity ownership, no longer has the obligation to absorb losses of the VIE that could be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The impact to the Company’s consolidated statements of financial position upon adoption of the updated guidance was a reduction of $5.5 billion of “Total assets” (including $5.1 billion of “Total investments”) and $5.5 billion of “Total liabilities” (including $5.1 billion of “Notes issued by consolidated variable interest entities”), with a $30 million decrease in “Noncontrolling interests” and a $7 million increase to “Total Prudential Financial, Inc. equity.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The guidance is to be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method after the effective date. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In March 2016, the FASB issued guidance (ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting) to simplify and improve employee share-based payment accounting. The areas updated include income tax consequences, a policy election related to forfeitures, classification of awards as either equity or liability, and classification of operating and financing activity on the statement of cash flows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In August 2016, the FASB issued guidance (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)) to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently assessing the impact of the guidance on the Company’s statement of cash flows.

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,359	$5,403	$37	$25,725	$0
Obligations of U.S. states and their political subdivisions	8,489	1,382	4	9,867	0
Foreign government bonds	86,008	22,522	130	108,400	0
U.S. corporate public securities	78,592	9,513	489	87,616	(9)
U.S. corporate private securities(1)	29,905	2,789	226	32,468	(20)
Foreign corporate public securities	27,185	3,619	155	30,649	(6)
Foreign corporate private securities	20,645	966	616	20,995	0
Asset-backed securities(2)	10,318	178	121	10,375	(316)
Commercial mortgage-backed securities	11,912	604	15	12,501	(1)
Residential mortgage-backed securities(3)	4,332	319	3	4,648	(3)
Total fixed maturities, available-for-sale(1)	$297,745	$47,295	$1,796	$343,244	$(355)
Equity securities, available-for-sale	$7,197	$2,611	$43	$9,765

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$965	$341	$0	$1,306
Foreign corporate public securities	717	83	0	800
Foreign corporate private securities(5)	93	4	0	97
Commercial mortgage-backed securities	1	0	0	1
Residential mortgage-backed securities(3)	695	57	0	752
Total fixed maturities, held-to-maturity(5)	$2,471	$485	$0	$2,956
__________

(1)	Excludes notes with amortized cost of $1,127 million (fair value, $1,127 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in “Accumulated other comprehensive income (loss)” (“AOCI”), which were not included in earnings. Amount excludes $686 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,165 million (fair value, $4,165 million) which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,992	$3,544	$19	$18,517	$0
Obligations of U.S. states and their political subdivisions	8,089	747	41	8,795	0
Foreign government bonds	71,849	12,011	147	83,713	1
U.S. corporate public securities	70,979	6,344	1,955	75,368	(3)
U.S. corporate private securities(1)	28,525	2,278	359	30,444	0
Foreign corporate public securities	26,354	2,821	621	28,554	0
Foreign corporate private securities	19,393	739	994	19,138	0
Asset-backed securities(2)	10,121	226	121	10,226	(452)
Commercial mortgage-backed securities	10,337	195	70	10,462	(1)
Residential mortgage-backed securities(3)	4,777	335	6	5,106	(4)
Total fixed maturities, available-for-sale(1)	$265,416	$29,240	$4,333	$290,323	$(459)
Equity securities, available-for-sale	$6,847	$2,570	$143	$9,274

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$816	$196	$0	$1,012
Foreign corporate public securities	625	62	0	687
Foreign corporate private securities(5)	78	4	0	82
Commercial mortgage-backed securities	33	1	0	34
Residential mortgage-backed securities(3)	756	53	0	809
Total fixed maturities, held-to-maturity(5)	$2,308	$316	$0	$2,624
__________

(1)	Excludes notes with amortized cost of $1,050 million (fair value, $1,039 million) which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,818	$37	$0	$0	$2,818	$37
Obligations of U.S. states and their political subdivisions	80	1	21	3	101	4
Foreign government bonds	2,133	112	296	18	2,429	130
U.S. corporate public securities	5,907	201	3,237	288	9,144	489
U.S. corporate private securities	1,926	114	1,482	112	3,408	226
Foreign corporate public securities	1,264	41	1,230	114	2,494	155
Foreign corporate private securities	2,692	183	4,773	433	7,465	616
Asset-backed securities	1,287	68	2,712	53	3,999	121
Commercial mortgage-backed securities	1,417	14	148	1	1,565	15
Residential mortgage-backed securities	64	2	89	1	153	3
Total	$19,588	$773	$13,988	$1,023	$33,576	$1,796
Equity securities, available-for-sale	$699	$42	$12	$1	$711	$43
__________

(1)	Includes $14 million of fair value and less than $1 million of gross unrealized losses at September 30, 2016, on securities classified as held-to-maturity, which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,068	$19	$0	$0	$3,068	$19
Obligations of U.S. states and their political subdivisions	1,391	40	7	1	1,398	41
Foreign government bonds	1,925	82	411	65	2,336	147
U.S. corporate public securities	24,642	1,396	3,455	559	28,097	1,955
U.S. corporate private securities	6,996	266	802	93	7,798	359
Foreign corporate public securities	5,985	288	1,584	333	7,569	621
Foreign corporate private securities	6,199	340	3,917	654	10,116	994
Asset-backed securities	4,342	33	3,138	88	7,480	121
Commercial mortgage-backed securities	3,888	63	473	7	4,361	70
Residential mortgage-backed securities	558	4	119	2	677	6
Total	$58,994	$2,531	$13,906	$1,802	$72,900	$4,333
Equity securities, available-for-sale	$1,862	$142	$11	$1	$1,873	$143
__________

(1)	Includes $0 million of fair value and $0 million of gross unrealized losses at December 31, 2015, on securities classified as held-to-maturity, which is not reflected in AOCI.

The gross unrealized losses on fixed maturity securities at September 30, 2016 and December 31, 2015, were composed of $1,324 million and $3,750 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $472 million and $583 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2016, the $1,023 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and capital goods sectors of the Company’s corporate securities. At December 31, 2015, the $1,802 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at September 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At September 30, 2016, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At September 30, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, approximately all of which had been in that position for less than six months. At December 31, 2015, $19 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at September 30, 2016 or December 31, 2015.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2016, are as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$10,680	$11,142	$13	$13
Due after one year through five years	47,613	52,034	191	203
Due after five years through ten years	61,574	67,850	610	685
Due after ten years(1)	151,316	184,694	961	1,302
Asset-backed securities	10,318	10,375	0	0
Commercial mortgage-backed securities	11,912	12,501	1	1
Residential mortgage-backed securities	4,332	4,648	695	752
Total	$297,745	$343,244	$2,471	$2,956
__________

(1)
Excludes available-for-sale notes with amortized cost of $1,127 million (fair value, $1,127 million) and held-to-maturity notes with amortized cost of $4,165 million (fair value, $4,165 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$7,585	$6,016	$21,939	$21,059
Proceeds from maturities/repayments(1)	4,960	4,496	14,583	14,209
Gross investment gains from sales, prepayments and maturities	440	427	1,234	1,401
Gross investment losses from sales and maturities	(46)	(73)	(343)	(170)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0	$0
Proceeds from maturities/repayments	83	58	208	181
Equity securities, available-for-sale
Proceeds from sales	$978	$1,181	$2,815	$3,734
Gross investment gains from sales	177	167	425	594
Gross investment losses from sales	(30)	(61)	(137)	(123)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(2)	$(29)	$(73)	$(166)	$(110)
Writedowns for impairments on equity securities	(23)	(60)	(65)	(77)
__________

(1)	Includes $122 million and $267 million of non-cash related proceeds for the nine months ended September 30, 2016 and 2015, respectively.

(2)
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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Balance, beginning of period	$424	$532
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(76)	(217)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	(2)
Credit loss impairments recognized in the current period on securities not previously impaired	0	27
Additional credit loss impairments recognized in the current period on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	5	17
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(6)
Balance, end of period	$351	$351

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in millions)
Balance, beginning of period	$751	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(187)	(215)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(6)	(19)
Credit loss impairments recognized in the current period on securities not previously impaired	0	3
Additional credit loss impairments recognized in the current period on securities previously impaired	1	2
Increases due to the passage of time on previously recorded credit losses	1	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3)	(9)
Balance, end of period	$557	$557
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$908	$908	$765	$765
Fixed maturities:
Corporate securities	13,296	13,773	12,797	12,851
Commercial mortgage-backed securities	1,873	1,952	1,860	1,862
Residential mortgage-backed securities(1)	1,217	1,261	1,411	1,428
Asset-backed securities(2)	1,311	1,327	1,295	1,299
Foreign government bonds	784	813	680	694
U.S. government authorities and agencies and obligations of U.S. states	399	449	326	369
Total fixed maturities	18,880	19,575	18,369	18,503
Equity securities	1,223	1,345	1,030	1,254
Total trading account assets supporting insurance liabilities	$21,011	$21,828	$20,164	$20,522
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $84 million and $(251) million during the three months ended September 30, 2016 and 2015, respectively, and $459 million and $(517) million during the nine months ended September 30, 2016 and 2015, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$27	$27	$26	$26
Fixed maturities	4,783	4,635	11,132	10,764
Equity securities	867	950	1,006	1,098
Other	5	7	12	15
Subtotal	$5,682	5,619	$12,176	11,903
Derivative instruments		1,940		2,555
Total other trading account assets		$7,559		$14,458

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $49 million and $(227) million during the three months ended September 30, 2016 and 2015, respectively, and $210 million and $(219) million during the nine months ended September 30, 2016 and 2015, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of both September 30, 2016 and December 31, 2015, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$65,711	$82,317	$53,851	$61,911
Fixed maturities, held-to-maturity	942	1,276	796	988
Trading account assets supporting insurance liabilities	585	613	492	502
Other trading account assets	17	17	33	33
Total	$67,255	$84,223	$55,172	$63,434

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$8,165	$11,308	$7,191	$9,233
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	45	44	44
Other trading account assets	0	0	0	0
Total	$8,209	$11,353	$7,235	$9,277

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,137	23.7%	$11,226	22.9%
Retail	8,593	16.7	8,917	18.2
Apartments/Multi-Family	13,247	25.8	12,034	24.5
Industrial	7,806	15.2	7,775	15.9
Hospitality	2,384	4.7	2,513	5.1
Other	4,266	8.3	3,722	7.6
Total commercial mortgage loans	48,433	94.4	46,187	94.2
Agricultural property loans	2,888	5.6	2,859	5.8
Total commercial mortgage and agricultural property loans by property type	51,321	100.0%	49,046	100.0%
Valuation allowance	(99)		(99)
Total net commercial mortgage and agricultural property loans by property type	51,222		48,947
Other loans:
Uncollateralized loans	748		1,012
Residential property loans	301		301
Other collateralized loans	11		312
Total other loans	1,060		1,625
Valuation allowance	(9)		(13)
Total net other loans	1,051		1,612
Total commercial mortgage and other loans(1)	$52,273		$50,559
__________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (26%), New York (9%) and Texas (9%)) and include loans secured by properties in Europe (4%) and Asia (1%) at September 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	1	0	1	2
Total ending balance	$97	$2	$3	$0	$6	$108

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(7)	1	(2)	0	1	(7)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	90	2	3	0	6	101
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$6	$108

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$117	$29	$0	$0	$2	$148
Gross of reserves: collectively evaluated for impairment	48,316	2,859	301	11	746	52,233
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$48,433	$2,888	$301	$11	$748	$52,381
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	96	2	3	0	10	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$111	$8	$0	$0	$2	$121
Gross of reserves: collectively evaluated for impairment	46,076	2,851	301	312	1,010	50,550
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance, gross of reserves	$46,187	$2,859	$301	$312	$1,012	$50,671
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total with no related allowance	$0	$2	$0	$0	$0

With an allowance recorded:
Commercial mortgage loans	$51	$51	$7	$27	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$51	$51	$7	$27	$2

Total:
Commercial mortgage loans	$51	$51	$7	$27	$2
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	2	0	0	0
Total	$51	$53	$7	$27	$2
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in millions)
With no related allowance recorded:
Commercial mortgage loans	$0	$0	$0	$0	$0
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total with no related allowance	$0	$1	$0	$2	$0

With an allowance recorded:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	0	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	0	0	0	0
Total with related allowance	$1	$1	$1	$52	$3

Total:
Commercial mortgage loans	$1	$1	$1	$52	$3
Agricultural property loans	0	0	0	2	0
Residential property loans	0	0	0	0	0
Other collateralized loans	0	0	0	0	0
Uncollateralized loans	0	1	0	0	0
Total	$1	$2	$1	$54	$3
__________

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The net carrying value of commercial and other loans held for sale by the Company as of September 30, 2016 and December 31, 2015, was $572 million and $274 million, respectively. For all of these loans, the Company pre-arranges that it will sell the loan to an investor. As of both September 30, 2016 and December 31, 2015, all of the Company’s commercial and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators as of September 30, 2016, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio—September 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$26,467	$411	$306	$27,184
60%-69.99%	13,954	413	102	14,469
70%-79.99%	6,048	237	101	6,386
Greater than 80%	226	50	118	394
Total commercial mortgage loans	$46,695	$1,111	$627	$48,433

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Agricultural property loans

	Debt Service Coverage Ratio—September 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,643	$124	$17	$2,784
60%-69.99%	104	0	0	104
70%-79.99%	0	0	0	0
Greater than 80%	0	0	0	0
Total agricultural property loans	$2,747	$124	$17	$2,888

Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio—September 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$29,110	$535	$323	$29,968
60%-69.99%	14,058	413	102	14,573
70%-79.99%	6,048	237	101	6,386
Greater than 80%	226	50	118	394
Total commercial mortgage and agricultural property loans	$49,442	$1,235	$644	$51,321

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

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$48,429	$0	$0	$4	$4	$48,433	$52
Agricultural property loans	2,886	0	0	2	2	2,888	2
Residential property loans	288	6	2	5	13	301	5
Other collateralized loans	11	0	0	0	0	11	0
Uncollateralized loans	748	0	0	0	0	748	0
Total	$52,362	$6	$2	$11	$19	$52,381	$59

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Commercial Mortgage and Other Loans	Non Accrual Status
	(in millions)
Commercial mortgage loans	$46,187	$0	$0	$0	$0	$46,187	$53
Agricultural property loans	2,856	2	0	1	3	2,859	1
Residential property loans	288	7	0	6	13	301	6
Other collateralized loans	312	0	0	0	0	312	0
Uncollateralized loans	1,012	0	0	0	0	1,012	0
Total	$50,655	$9	$0	$7	$16	$50,671	$60

See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion regarding nonaccrual status loans.

For both the three and nine months ended September 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold, other than those classified as held-for-sale, respectively. For the three and nine months ended September 30, 2015, there were $145 million and $198 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination and there were $0 million and $18 million, respectively, of commercial mortgage and other loans sold, other than those classified as held-for-sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of September 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended September 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, there were no private debt commitments to borrowers that have been involved in a troubled debt restructuring.

As of September 30, 2016, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale(1)	$2,798	$2,572	$8,126	$7,766
Fixed maturities, held-to-maturity(1)	52	51	155	151
Equity securities, available-for-sale	95	87	285	264
Trading account assets	252	304	747	885
Commercial mortgage and other loans	553	580	1,669	1,680
Policy loans	160	156	470	464
Short-term investments and cash equivalents	38	13	105	37
Other long-term investments	300	208	509	589
Gross investment income	4,248	3,971	12,066	11,836
Less: investment expenses	(175)	(230)	(534)	(655)
Net investment income	$4,073	$3,741	$11,532	$11,181
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2016 and 2015, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities	$365	$281	$725	$1,121
Equity securities	124	46	223	394
Commercial mortgage and other loans	5	(8)	36	23
Investment real estate	14	0	15	38
Joint ventures and limited partnerships	(14)	(71)	(78)	(80)
Derivatives(1)	323	1,453	3,218	2,688
Other	(4)	(1)	(12)	6
Realized investment gains (losses), net	$813	$1,700	$4,127	$4,190
__________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$331	$234
Fixed maturity securities, available-for-sale—all other	45,168	24,673
Equity securities, available-for-sale	2,568	2,427
Derivatives designated as cash flow hedges(1)	1,093	1,165
Other investments(2)	(24)	(25)
Net unrealized gains (losses) on investments	$49,136	$28,474
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of September 30, 2016, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets” and losses on notes associated with payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following tables set forth the composition of repurchase agreements as of the dates indicated.

	September 30, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,146	$5,091	$0	$0	$6,237
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	0	0	0	0	0
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	593	0	0	593
Equity securities	0	0	0	0	0
Total repurchase agreements	$1,146	$5,684	$0	$0	$6,830

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,991	$4,513	$253	$0	$6,757
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	11	0	0	0	11
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	169	945	0	0	1,114
Equity securities	0	0	0	0	0
Total repurchase agreements	$2,171	$5,458	$253	$0	$7,882

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the composition of securities lending transactions as of the dates indicated.

	September 30, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$106	$0	$0	$0	$106
Obligations of U.S. states and their political subdivisions	21	0	0	0	21
Foreign government bonds	227	0	0	0	227
U.S. corporate public securities	3,001	88	0	0	3,089
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	849	61	0	0	910
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	81	0	0	81
Equity securities	601	2	0	0	603
Total securities lending transactions	$4,805	$232	$0	$0	$5,037

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$94	$0	$0	$0	$94
Obligations of U.S. states and their political subdivisions	4	0	0	0	4
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	1,401	86	0	0	1,487
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	579	50	0	0	629
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	241	0	0	0	241
Commercial mortgage-backed securities	8	0	0	0	8
Residential mortgage-backed securities	0	97	0	0	97
Equity securities	936	0	0	0	936
Total securities lending transactions	$3,263	$233	$0	$0	$3,496

Reinsurance Trust

During the second quarter of 2016, a trust was established for the benefit of certain policyholders related to a reinsurance agreement between two wholly-owned subsidiaries. Total assets related to this new trust arrangement of $1.2 billion were on deposit with trustees as of September 30, 2016. For additional information on other securities pledged, restricted assets and special deposits, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	September 30, 2016(1)	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Fixed maturities, available-for-sale	$75	$0	$308	$179
Fixed maturities, held-to-maturity	93	0	902	760
Trading account assets supporting insurance liabilities	0	0	10	10
Other trading account assets	3,325	9,536	0	0
Commercial mortgage and other loans	542	0	0	300
Other long-term investments	973	0	96	155
Cash and cash equivalents	537	337	0	1
Accrued investment income	18	56	4	3
Other assets	498	324	0	3
Total assets of consolidated VIEs	$6,061	$10,253	$1,320	$1,411
Notes issued by consolidated VIEs	$2,722	$8,597	$0	$0
Other liabilities	481	674	13	3
Total liabilities of consolidated VIEs	$3,203	$9,271	$13	$3
 __________

(1)
As a result of the adoption of the new accounting guidance ASU 2015-02 effective January 1, 2016, total assets of consolidated VIEs reflects $1,486 million related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of September 30, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $408 million and $218 million at September 30, 2016 and December 31, 2015, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” The fair value of assets held within these unconsolidated VIEs was $13,109 million and $5,262 million as of September 30, 2016 and December 31, 2015, respectively. There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,082 million and $7,532 million as of September 30, 2016 and December 31, 2015, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

6. CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a closed block for certain in force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division.

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

As of September 30, 2016 and December 31, 2015, the Company recognized a policyholder dividend obligation of $1,572 million and $1,694 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,795 million and $2,815 million at September 30, 2016 and December 31, 2015, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Closed Block liabilities
Future policy benefits	$49,282	$49,538
Policyholders’ dividends payable	986	945
Policyholders’ dividend obligation	6,367	4,509
Policyholders’ account balances	5,213	5,250
Other Closed Block liabilities	3,861	4,171
Total Closed Block liabilities	65,709	64,413
Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,092	37,584
Other trading account assets, at fair value	296	288
Equity securities, available-for-sale, at fair value	2,458	2,726
Commercial mortgage and other loans	9,650	9,770
Policy loans	4,696	4,790
Other long-term investments	3,036	2,921
Short-term investments	680	1,467
Total investments	60,908	59,546
Cash and cash equivalents	990	1,036
Accrued investment income	520	506
Other Closed Block assets	456	458
Total Closed Block assets	62,874	61,546
Excess of reported Closed Block liabilities over Closed Block assets	2,835	2,867
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	4,777	2,800
Allocated to policyholder dividend obligation	(4,795)	(2,815)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,817	$2,852

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2016
(in millions)
Balance, January 1	$4,509
Impact from earnings allocable to policyholder dividend obligation	(124)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,982
Balance, September 30	$6,367

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Premiums	$599	$611	$1,913	$1,946
Net investment income	707	674	1,968	2,025
Realized investment gains (losses), net	152	94	259	633
Other income (loss)	27	(8)	29	13
Total Closed Block revenues	1,485	1,371	4,169	4,617
Benefits and Expenses
Policyholders’ benefits	758	760	2,423	2,476
Interest credited to policyholders’ account balances	34	34	101	101
Dividends to policyholders	550	350	1,372	1,537
General and administrative expenses	100	106	303	321
Total Closed Block benefits and expenses	1,442	1,250	4,199	4,435
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	43	121	(30)	182
Income tax expense (benefit)	30	110	(65)	149
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	13	11	35	33
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$13	$11	$35	$33

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2015	660.1	213.0	447.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	18.5	(18.5)
Stock-based compensation programs(1)	0.0	(3.1)	3.1
Balance, September 30, 2016	660.1	228.4	431.7
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that covered the period from July 1, 2015 through June 30, 2016. In August 2016, the Board of Directors authorized a $500 million increase to the authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 is $2.0 billion. As of September 30, 2016, 18.5 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1,375 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	1,921	17,851	(44)	19,728
Amounts reclassified from AOCI	11	(1,209)	161	(1,037)
Income tax benefit (expense)	(375)	(5,635)	(41)	(6,051)
Balance, September 30, 2016	$470	$26,780	$(2,325)	$24,925

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in OCI before reclassifications	(203)	(2,386)	8	(2,581)
Amounts reclassified from AOCI	5	(1,657)	145	(1,507)
Income tax benefit (expense)	86	1,469	(54)	1,501
Balance, September 30, 2015	$(1,087)	$16,677	$(2,127)	$13,463
__________

(1)
Includes cash flow hedges of $1,093 million and $1,165 million as of September 30, 2016 and December 31, 2015, respectively, and $1,017 million and $206 million as of September 30, 2015 and December 31, 2014, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statement of Operations
	2016	2015	2016	2015
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(3)	$(4)	$(11)	$(5)	Realized investment gains (losses), net
Total foreign currency translation adjustment	(3)	(4)	(11)	(5)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(1)	(2)	(4)	(5)	(3)
Cash flow hedges—Currency/Interest rate	83	85	265	147	(3)
Net unrealized investment gains (losses) on available-for-sale securities	489	327	948	1,515
Total net unrealized investment gains (losses)	571	410	1,209	1,657	(4)
Amortization of defined benefit pension items:
Prior service cost	2	3	6	10	(5)
Actuarial gain (loss)	(56)	(52)	(167)	(155)	(5)
Total amortization of defined benefit pension items	(54)	(49)	(161)	(145)
Total reclassifications for the period	$514	$357	$1,037	$1,507
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$234	$6	$14	$(31)	$(77)	$146
Net investment gains (losses) on investments arising during the period	107				(36)	71
Reclassification adjustment for (gains) losses included in net income	1				0	1
Reclassification adjustment for OTTI losses excluded from net income(1)	(11)				4	(7)
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(9)			3	(6)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(26)		7	(19)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(9)	3	(6)
Balance, September 30, 2016	$331	$(3)	$(12)	$(40)	$(96)	$180
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2015	$28,240	$(760)	$(1,082)	$(2,802)	$(7,969)	$15,627
Net investment gains (losses) on investments arising during the period	21,764				(7,332)	14,432
Reclassification adjustment for (gains) losses included in net income	(1,210)				408	(802)
Reclassification adjustment for OTTI losses excluded from net income(2)	11				(4)	7
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(1,343)			434	(909)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(650)		185	(465)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,983)	693	(1,290)
Balance, September 30, 2016	$48,805	$(2,103)	$(1,732)	$(4,785)	$(13,585)	$26,600
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended September 30,
	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$1,832			$1,467
Less: Income (loss) attributable to noncontrolling interests	5			2
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	21			14
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,806	435.9	$4.14	$1,451	451.0	$3.22
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$21			$14
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	21			15
Stock options		1.9			2.3
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	4	5.6		4	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$1,810	444.3	$4.07	$1,454	459.7	$3.16

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$4,126			$4,972
Less: Income (loss) attributable to noncontrolling interests	42			65
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	47			48
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$4,037	440.7	$9.16	$4,859	452.6	$10.74
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$47			$48
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	46			48
Stock options		1.7			2.4
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	13	5.6		13	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$4,051	448.9	$9.02	$4,872	461.4	$10.56

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2016 and 2015, as applicable, were based on 5.0 million and 4.4 million of such awards, respectively, and for the nine months ended September 30, 2016 and 2015, as applicable, were based on 5.1 million and 4.5 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.3	$85.22	2.5	$88.00
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.3		2.5

	Nine Months Ended September 30,
	2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.6	$83.95	2.4	$87.95
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.6		2.4

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2016	December 31, 2015
	($ in millions)
Commercial paper:
Prudential Financial	$45	$80
Prudential Funding, LLC	430	384
Subtotal commercial paper	475	464
Current portion of long-term debt	432	752
Total short-term debt(1)	$907	$1,216
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$178	$331
Daily average commercial paper outstanding	$1,015	$1,127
Weighted average maturity of outstanding commercial paper, in days	20	10
Weighted average interest rate on outstanding short-term debt(2)	0.40%	0.16%
__________

(1)	Includes Prudential Financial debt of $154 million and $831 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Excludes the current portion of long-term debt.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2016, Prudential Insurance had pledged assets with a fair value of $1.1 billion supporting outstanding funding agreements totaling $1.0 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $6.7 billion as of September 30, 2016. Prudential Insurance had no other advances outstanding under the FHLB facility as of September 30, 2016.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. As of September 30, 2016, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior year statutory admitted assets or 25% of prior year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $244 million as of September 30, 2016.

Credit Facilities

As of September 30, 2016, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrowers	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0
Prudential Holdings of Japan, Inc.	3 years	Sep 2019	¥100,000	¥0

The $4.0 billion five-year facility contains customary representations and warranties, covenants and events of default and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary financial covenants, including Prudential Financial’s maintenance of consolidated net worth of at least $18.985 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. The Company expects that it may borrow under the $4.0 billion five-year facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.

Prudential Holdings of Japan, Inc. entered into a ¥100 billion three-year facility in September 2016. This facility also contains customary representations and warranties, covenants, and events of default and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. The ¥100 billion three-year facility also contains a two year term-out option.

Borrowings under each of these credit facilities may be used for general corporate purposes. As of September 30, 2016, the Company was in compliance with the covenants under each of these credit facilities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Long-term Debt

Surplus Notes

During the first and third quarters of 2016, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2013 for the financing of non-economic reserves required under Guideline AXXX by $140 million and $175 million, respectively. As of September 30, 2016, an aggregate of $2.4 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

During the second quarter of 2016, the Company increased the principal amount of surplus notes outstanding under its captive financing facility initially established in December 2014 for the financing of non-economic reserves required under Regulation XXX by $77 million. As of September 30, 2016, an aggregate of $1.1 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of September 30, 2016, the outstanding balance of the Company’s medium-term notes was $9.6 billion, a decrease of $1.3 billion from December 31, 2015, due to maturities of $750 million and the repurchase of $500 million of medium-term notes through a tender offer. The repurchase included a prepayment premium and fees totaling $36 million which were recorded to interest expense.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2016, the outstanding balance of retail notes was $461 million.

Mortgage Debt. As of September 30, 2016, the Company’s subsidiaries had mortgage debt of $662 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $98 million from December 31, 2015, primarily due to new borrowings.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(in millions)
Components of net periodic (benefit) cost
Service cost	$64	$61	$5	$5
Interest cost	125	118	22	21
Expected return on plan assets	(189)	(194)	(26)	(29)
Amortization of prior service cost	(2)	(2)	0	(1)
Amortization of actuarial (gain) loss, net	46	42	10	10
Settlements	1	1	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$45	$26	$11	$6

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
	(in millions)
Components of net periodic (benefit) cost
Service cost	$189	$183	$14	$15
Interest cost	374	352	68	64
Expected return on plan assets	(566)	(581)	(79)	(86)
Amortization of prior service cost	(5)	(6)	(1)	(4)
Amortization of actuarial (gain) loss, net	136	126	31	29
Settlements	3	2	0	0
Special termination benefits	2	4	0	0
Net periodic (benefit) cost	$133	$80	$33	$18

During the nine months ended September 30, 2016, the Company made cash contributions of $150 million to its pension plans and anticipates making an additional $35 million of cash contributions during the remainder of 2016.

11. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of four divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of the Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of the Individual Life and Group Insurance segments. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

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

In addition, as discussed in Note 1, during the second quarter, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures,” which was reflected in the three month period ended June 30, 2016 and the nine month period ended September 30, 2016. The adjustment resulted in a decrease in adjusted operating income before income taxes of $148 million for the Individual Life Insurance segment.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$(10)	$74	$33	$234
Current period yield adjustments	$107	$121	$347	$369
Principal source of earnings	$17	$48	$44	$96
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $12 million and $14 million for the three months ended September 30, 2016 and 2015, respectively, and $36 million and $40 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, as of September 30, 2016, there was a $169 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic Guaranteed Investment Contracts (“GICs”) of $40 million for both the three months ended September 30, 2016 and 2015, and $118 million and $119 million for the nine months ended September 30, 2016 and 2015, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net gains (losses) from:
Other trading account assets	$16	$(86)	$(40)	$(118)
Foreign currency exchange movements	$(314)	$(127)	$(852)	$31
Other activities	$(8)	$4	$(12)	$5

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Adjusted Operating Income before income taxes by Segment:
Individual Annuities	$588	$310	$1,343	$1,387
Retirement	239	242	694	763
Asset Management	191	180	563	581
Total U.S. Retirement Solutions and Investment Management division	1,018	732	2,600	2,731
Individual Life	111	183	(59)	536
Group Insurance	62	44	177	149
Total U.S. Individual Life and Group Insurance division	173	227	118	685
International Insurance	780	812	2,362	2,488
Total International Insurance division	780	812	2,362	2,488
Corporate and Other operations	(413)	(308)	(1,140)	(855)
Total Corporate and Other	(413)	(308)	(1,140)	(855)
Total adjusted operating income before income taxes	1,558	1,463	3,940	5,049
Reconciling items:
Realized investment gains (losses), net, and related adjustments	223	1,117	2,443	2,719
Charges related to realized investment gains (losses), net	426	(679)	(1,096)	(944)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	37	(228)	361	(365)
Change in experience-rated contractholder liabilities due to asset value changes	1	258	(262)	295
Divested businesses:
Closed Block division	31	108	(74)	138
Other divested businesses	56	8	76	(26)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(17)	2	0	60
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,315	$2,049	$5,388	$6,926

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenues				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2016	December 31, 2015(1)
	2016	2015	2016	2015
	(in millions)
Individual Annuities	$1,221	$1,167	$3,473	$3,554	$177,946	$169,447
Retirement	5,134	1,937	9,268	7,595	177,765	171,183
Asset Management	750	704	2,188	2,213	51,103	54,491
Total U.S. Retirement Solutions and Investment Management division	7,105	3,808	14,929	13,362	406,814	395,121
Individual Life	1,410	1,375	3,931	3,886	79,296	71,856
Group Insurance	1,333	1,294	4,017	3,862	41,906	39,344
Total U.S. Individual Life and Group Insurance division	2,743	2,669	7,948	7,748	121,202	111,200
International Insurance	5,384	4,750	15,771	14,693	215,930	175,153
Total International Insurance division	5,384	4,750	15,771	14,693	215,930	175,153
Corporate and Other operations	(182)	(149)	(494)	(418)	12,454	13,654
Total Corporate and Other	(182)	(149)	(494)	(418)	12,454	13,654
Total	15,050	11,078	38,154	35,385	756,400	695,128
Reconciling items:
Realized investment gains (losses), net, and related adjustments	223	1,117	2,443	2,719
Charges related to realized investment gains (losses), net	(19)	72	57	(7)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	37	(228)	361	(365)
Divested businesses:
Closed Block division	1,481	1,368	4,156	4,612	63,465	62,127
Other divested businesses	209	190	602	523
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(20)	2	(44)	(4)
Total per Unaudited Interim Consolidated Financial Statements	$16,961	$13,599	$45,729	$42,863	$819,865	$757,255
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03.

The Asset Management segment revenues include intersegment revenues primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Asset Management segment intersegment revenues	$173	$159	$504	$506

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

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at September 30, 2016:

Major Tax Jurisdiction	Open Tax Years
United States	2009 – 2015
Japan	Fiscal years ended March 31, 2012 – 2016
Korea	Fiscal years ended March 31, 2012 and 2013, the periods ended December 31, 2014 and 2015

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$25,725	$0	$	$25,725
Obligations of U.S. states and their political subdivisions	0	9,862	5		9,867
Foreign government bonds	0	108,270	130		108,400
U.S. corporate public securities	0	87,388	228		87,616
U.S. corporate private securities(7)	0	31,183	1,285		32,468
Foreign corporate public securities	0	30,507	142		30,649
Foreign corporate private securities	0	20,369	626		20,995
Asset-backed securities(8)	0	7,200	3,175		10,375
Commercial mortgage-backed securities	0	12,338	163		12,501
Residential mortgage-backed securities	0	4,477	171		4,648
Subtotal	0	337,319	5,925		343,244
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	378	0		378
Obligations of U.S. states and their political subdivisions	0	208	0		208
Foreign government bonds	0	789	40		829
Corporate securities	0	17,897	225		18,122
Asset-backed securities(8)	0	1,148	240		1,388
Commercial mortgage-backed securities	0	1,960	1		1,961
Residential mortgage-backed securities	0	1,324	2		1,326
Equity securities	1,513	230	552		2,295
All other(3)	304	21,585	2	(19,011)	2,880
Subtotal	1,817	45,519	1,062	(19,011)	29,387
Equity securities, available-for-sale	6,056	3,411	298		9,765
Commercial mortgage and other loans	0	572	0		572
Other long-term investments	6	100	14	(17)	103
Short-term investments	3,485	1,442	1		4,928
Cash equivalents	5,237	13,575	0		18,812
Other assets	0	4	64		68
Subtotal excluding separate account assets	16,601	401,942	7,364	(19,028)	406,879
Separate account assets(4)	38,262	225,680	1,973		265,915
Total assets	$54,863	$627,622	$9,337	$(19,028)	$672,794
Future policy benefits(5)	$0	$0	$13,024	$	$13,024
Other liabilities	95	8,340	19	(7,962)	492
Notes issued by consolidated VIEs	0	0	2,722		2,722
Total liabilities	$95	$8,340	$15,765	$(7,962)	$16,238

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,517	$0	$	$18,517
Obligations of U.S. states and their political subdivisions	0	8,789	6		8,795
Foreign government bonds	0	83,590	123		83,713
U.S. corporate public securities	0	75,163	205		75,368
U.S. corporate private securities(7)	0	29,750	694		30,444
Foreign corporate public securities	0	28,510	44		28,554
Foreign corporate private securities	0	18,859	279		19,138
Asset-backed securities(8)	0	6,178	4,048		10,226
Commercial mortgage-backed securities	0	10,424	38		10,462
Residential mortgage-backed securities	0	4,923	183		5,106
Subtotal	0	284,703	5,620		290,323
Trading account assets(2):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0		288
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	697	34		731
Corporate securities	0	23,125	203		23,328
Asset-backed securities(8)	0	749	596		1,345
Commercial mortgage-backed securities	0	1,870	3		1,873
Residential mortgage-backed securities	0	1,509	4		1,513
Equity securities	1,542	221	589		2,352
All other(3)	630	14,173	5	(11,447)	3,361
Subtotal	2,172	42,821	1,434	(11,447)	34,980
Equity securities, available-for-sale	6,011	2,997	266		9,274
Commercial mortgage and other loans	0	274	0		274
Other long-term investments(6)	13	130	49	(10)	182
Short-term investments	6,776	711	0		7,487
Cash equivalents	4,834	9,374	0		14,208
Other assets	0	9	7		16
Subtotal excluding separate account assets	19,806	341,019	7,376	(11,457)	356,744
Separate account assets(4)(6)	43,076	214,838	1,995		259,909
Total assets	$62,882	$555,857	$9,371	$(11,457)	$616,653
Future policy benefits(5)	$0	$0	$8,434	$	$8,434
Other liabilities	1	5,306	2	(5,276)	33
Notes issued by consolidated VIEs	0	0	8,597		8,597
Total liabilities	$1	$5,306	$17,033	$(5,276)	$17,064
__________

(1)
“Netting” amounts represent cash collateral of $11,066 million and $6,181 million as of September 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of September 30, 2016, the net embedded derivative liability position of $13.0 billion includes $1.0 billion of embedded derivatives in an asset position and $14.0 billion of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $8.4 billion includes $0.7 billion of embedded derivatives in an asset position and $9.1 billion of embedded derivatives in a liability position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(7)
Excludes notes with fair value of $1,127 million and $1,039 million as of September 30, 2016 and December 31, 2015, respectively, which have been offset with the associated payables under a netting agreement.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are primarily investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain Other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1,514 million and $1,413 million, respectively, of which $82 million and $1,331 million had been previously classified in Level 2 and Level 3, respectively, at December 31, 2015.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of Separate Account Assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $25,635 million and $25,661 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

Notes issued by Consolidated VIEs—These notes are based on the fair values of corresponding bank loan collateral. Since the notes are valued based on reference collateral, they are classified as Level 3. See Note 5 and “Fair Value Option” below for additional information.

Other Liabilities—Other liabilities include certain derivative instruments, including embedded derivatives associated with certain “Policyholders’ account balances.” The fair values are primarily determined consistent with similar derivative instruments described above under “Derivative Instruments.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended September 30, 2016, $15 million were transferred from Level 1 to Level 2 and $2 million were transferred from Level 2 to Level 1. During the nine months ended September 30, 2016, $81 million were transferred from Level 1 to Level 2 and $33 million were transferred from Level 2 to Level 1. During the three months ended September 30, 2015, $73 million were transferred from Level 1 to Level 2 and $72 million were transferred from Level 2 to Level 1. During the nine months ended September 30, 2015, $147 million were transferred from Level 1 to Level 2 and $126 million were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2016
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$5	$0	$5
Foreign government bonds	0	170	170
Corporate securities(3)	2,040	466	2,506
Asset-backed securities(4)	159	3,256	3,415
Commercial mortgage-backed securities	14	150	164
Residential mortgage-backed securities	25	148	173
Equity securities	121	729	850
Other long-term investments	5	9	14
Short-term investments	1	0	1
Other assets	66	0	66
Subtotal excluding separate account assets	2,436	4,928	7,364
Separate account assets	1,277	696	1,973
Total assets	$3,713	$5,624	$9,337
Future policy benefits	$13,024	$0	$13,024
Other liabilities	19	0	19
Notes issued by consolidated VIEs	0	2,722	2,722
Total liabilities	$13,043	$2,722	$15,765

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	157	157
Corporate securities(3)	1,085	340	1,425
Asset-backed securities(4)	149	4,495	4,644
Commercial mortgage-backed securities	5	36	41
Residential mortgage-backed securities	37	150	187
Equity securities	63	792	855
Other long-term investments(5)	39	10	49
Other assets	12	0	12
Subtotal excluding separate account assets	1,396	5,980	7,376
Separate account assets(5)	1,024	971	1,995
Total assets	$2,420	$6,951	$9,371
Future policy benefits	$8,434	$0	$8,434
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	8,597	8,597
Total liabilities	$8,436	$8,597	$17,033
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

	As of September 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$2,040	Discounted cash flow	Discount rate	0.63%	-	22.54%	6.74%	Decrease
		Market comparables	EBITDA multiples(2)	5.0X	-	5.0X	5.0X	Increase
		Liquidation	Liquidation value	10.31%	-	95.48%	86.51%	Increase
Liabilities:
Future policy benefits(3)	$13,024	Discounted cash flow	Lapse rate(4)	0%	-	13%		Decrease
			NPR spread(5)	0.36%	-	1.74%		Decrease
			Utilization rate(6)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(9)	$1,085	Discounted cash flow	Discount rate	0.93%	-	25%	7.66%	Decrease
		Market comparables	EBITDA multiples(2)	1.4X	-	5.0X	3.7X	Increase
		Liquidation	Liquidation value	15.79%	-	29.33%	17.77%	Increase
Liabilities:
Future policy benefits(3)	$8,434	Discounted cash flow	Lapse rate(4)	0%	-	14%		Decrease
			NPR spread(5)	0.06%	-	1.76%		Decrease
			Utilization rate(6)	56%	-	96%		Increase
			Withdrawal rate(7)	74%	-	100%		Increase
			Mortality rate(8)	0%	-	14%		Decrease
			Equity volatility curve	17%	-	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Commercial Mortgage Loans—Separate account assets include $1,012 million and $960 million of commercial mortgage loans as of September 30, 2016 and December 31, 2015, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.30% to 3.01% (1.46% weighted average) as of September 30, 2016, and 1.49% to 4.81% (1.79% weighted average) as of December 31, 2015. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$5	$124	$211	$1,256	$92	$695
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(8)	0	0
Included in other comprehensive income (loss)	0	1	2	10	1	9
Net investment income	0	0	0	2	0	1
Purchases	0	0	8	46	14	7
Sales	0	0	0	0	0	(7)
Issuances	0	0	0	0	0	0
Settlements	0	0	0	(16)	(4)	(136)
Foreign currency translation	0	5	3	2	2	2
Other(1)	0	0	0	0	0	0
Transfers into Level 3(2)	0	0	23	0	61	111
Transfers out of Level 3(2)	0	0	(19)	(7)	(24)	(56)
Fair Value, end of period	$5	$130	$228	$1,285	$142	$626
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(9)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$3,081	$3	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	5	0	0
Included in other comprehensive income (loss)	15	(7)	(1)
Net investment income	3	0	0
Purchases	913	148	1
Sales	(355)	0	(6)
Issuances	0	0	0
Settlements	(84)	(1)	(18)
Foreign currency translation	11	1	12
Other(1)	4	0	0
Transfers into Level 3(2)	338	19	0
Transfers out of Level 3(2)	(756)	0	0
Fair Value, end of period	$3,175	$163	$171
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$38	$216	$305	$1	$4	$585	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	3	1	(1)	(1)	11	(1)
Net investment income	0	0	0	0	0	0	0
Purchases	2	0	30	0	0	5	0
Sales	0	0	(26)	0	0	(36)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(3)	(4)	0	(1)	(31)	0
Foreign currency translation	0	0	0	0	0	18	0
Other(1)	0	0	1	1	0	0	1
Transfers into Level 3(2)	0	9	29	0	0	0	0
Transfers out of Level 3(2)	0	0	(96)	0	0	0	0
Fair Value, end of period	$40	$225	$240	$1	$2	$552	$2
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$3	$1	$0	$0	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$301	$14	$0	$62
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	0	(5)
Other income	0	0	0	0
Included in other comprehensive income (loss)	(17)	0	0	0
Net investment income	0	0	0	0
Purchases	8	0	1	7
Sales	(8)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Foreign currency translation	13	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$298	$14	$1	$64
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$18
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,128	$(13,328)	$(2)	$(2,094)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	578	(6)	(17)
Other Income	0	0	0	(5)
Interest credited to policyholders’ account balances	33	0	0	0
Net investment income	3	0	0	0
Purchases	180	0	0	0
Sales	(61)	0	0	0
Issuances	0	(271)	0	(1,228)
Settlements	(303)	0	(5)	0
Foreign currency translation	0	(3)	0	0
Other(1)	0	0	(6)	622
Transfers into Level 3(2)	63	0	0	0
Transfers out of Level 3(2)	(70)	0	0	0
Fair Value, end of period	$1,973	$(13,024)	$(19)	$(2,722)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$492	$(5)	$(9)
Other income	$0	$0	$0	$27
Interest credited to policyholders’ account balances	$22	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$123	$205	$694	$44	$279
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(95)	0	(1)
Included in other comprehensive income (loss)	0	2	4	32	3	3
Net investment income	0	0	0	6	0	1
Purchases	0	0	21	115	41	89
Sales	0	0	(1)	0	(1)	(11)
Issuances	0	0	0	0	0	0
Settlements	(1)	0	(1)	(59)	(4)	(214)
Foreign currency translation	0	5	8	5	10	11
Other(1)	0	0	(13)	0	13	0
Transfers into Level 3(2)	0	0	25	657	84	550
Transfers out of Level 3(2)	0	0	(20)	(70)	(48)	(81)
Fair Value, end of period	$5	$130	$228	$1,285	$142	$626
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(90)	$0	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,048	$38	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	7	0	0
Included in other comprehensive income (loss)	(26)	(7)	1
Net investment income	12	0	(1)
Purchases	1,259	155	0
Sales	(363)	(34)	(7)
Issuances	0	0	0
Settlements	(284)	(2)	(37)
Foreign currency translation	52	1	32
Other(1)	118	0	0
Transfers into Level 3(2)	1,542	19	0
Transfers out of Level 3(2)	(3,190)	(7)	0
Fair Value, end of period	$3,175	$163	$171
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$596	$3	$4	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(9)	(1)	(1)	(1)	6	0
Net investment income	0	1	1	0	0	0	0
Purchases	8	8	56	0	0	10	0
Sales	0	0	(26)	0	0	(48)	0
Issuances	0	0	0	0	0	0	0
Settlements	(2)	(38)	(8)	0	(2)	(108)	0
Foreign currency translation	0	0	(1)	0	0	60	0
Other(1)	0	(15)	21	(1)	1	15	(3)
Transfers into Level 3(2)	0	136	208	0	0	28	0
Transfers out of Level 3(2)	0	(61)	(606)	0	0	0	0
Fair Value, end of period	$40	$225	$240	$1	$2	$552	$2
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$12	$(1)	$(1)	$(1)	$7	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$0	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	(1)	0	41
Other income	0	0	0	0
Included in other comprehensive income (loss)	(27)	0	0	0
Net investment income	0	(1)	0	0
Purchases	61	0	1	16
Sales	(22)	0	0	0
Issuances	0	0	0	0
Settlements	(13)	0	0	0
Foreign currency translation	31	0	0	0
Other(1)	0	(33)	0	0
Transfers into Level 3(2)	7	0	0	0
Transfers out of Level 3(2)	(7)	0	0	0
Fair Value, end of period	$298	$14	$1	$64
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$41
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(3,800)	(6)	(14)
Other Income	0	0	0	(14)
Interest credited to policyholders’ account balances	36	0	0	0
Net investment income	16	0	0	0
Purchases	438	0	0	0
Sales	(134)	0	0	0
Issuances	0	(786)	0	(1,228)
Settlements	(391)	0	(5)	0
Foreign currency translation	0	(4)	0	0
Other(1)	0	0	(6)	7,131
Transfers into Level 3(2)	336	0	0	0
Transfers out of Level 3(2)	(324)	0	0	0
Fair Value, end of period	$1,973	$(13,024)	$(19)	$(2,722)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(3,959)	$(6)	$(14)
Other income	$0	$0	$0	$(14)
Interest credited to policyholders’ account balances	$19	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$20	$151	$228	$505	$196	$174
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(2)	0	(74)
Included in other comprehensive income (loss)	0	1	0	(4)	1	19
Net investment income(6)	0	0	0	4	0	0
Purchases(6)	0	(1)	149	58	20	27
Sales	0	0	(150)	(1)	(7)	0
Issuances	0	0	0	0	0	0
Settlements	0	0	0	(66)	(24)	(9)
Foreign currency translation	0	(4)	1	0	3	0
Transfers into Level 3(2)	0	(5)	0	28	0	24
Transfers out of Level 3(2)	(14)	(21)	(15)	0	(7)	0
Fair Value, end of period	$6	$121	$213	$522	$182	$161
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(2)	$0	$(62)

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$3,817	$41	$215
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	18	1	0
Included in other comprehensive income (loss)	(52)	(1)	(1)
Net investment income	5	0	(1)
Purchases	110	11	0
Sales	(94)	0	(2)
Issuances	(4)	0	0
Settlements	(180)	0	(14)
Foreign currency translation	6	0	4
Transfers into Level 3(2)	1,059	0	0
Transfers out of Level 3(2)	(643)	0	0
Fair Value, end of period	$4,042	$52	$201
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$25	$148	$607	$2	$5	$604	$12
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(23)	(5)	0	0	1	(6)
Net investment income	0	(1)	0	0	0	0	0
Purchases	5	16	64	26	1	20	1
Sales	0	(2)	0	(1)	0	(4)	(2)
Issuances	0	0	0	0	0	0	0
Settlements	0	(11)	(10)	0	(1)	(20)	0
Foreign currency translation	0	0	0	0	0	9	0
Transfers into Level 3(2)	0	3	37	1	0	0	0
Transfers out of Level 3(2)	0	0	(190)	0	0	0	0
Fair Value, end of period	$30	$130	$503	$28	$5	$610	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(22)	$(4)	$0	$0	$(7)	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(5)
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$259	$18	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	(2)	12
Other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	14	2	2
Sales	(14)	0	0
Issuances	0	0	0
Settlements	(3)	0	0
Foreign currency translation	4	0	0
Transfers into Level 3(2)	0	0	0
Transfers out of Level 3(2)	0	0	0
Fair Value, end of period	$264	$18	$16
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$(2)	$12
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(5)
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,104	$(5,478)	$(2)	$(7,434)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(3,454)	0	92
Other Income	0	0	0	(4)
Interest credited to policyholders’ account balances	(15)	0	0	0
Net investment income	6	0	0	0
Purchases	89	0	0	0
Sales	(53)	0	0	0
Issuances	0	(241)	0	(1,008)
Settlements	(33)	0	0	0
Foreign currency translation	(3)	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	(52)	0	0	0
Fair Value, end of period	$2,043	$(9,173)	$(2)	$(8,354)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(3,497)	$0	$92
Other Income	$0	$0	$0	$(3)
Interest credited to policyholders’ account balances	$(13)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale(5)
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$2	$357	$523	$252	$171
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(17)	0	(73)
Included in other comprehensive income (loss)	0	(2)	0	(7)	3	22
Net investment income(6)	0	0	0	9	0	2
Purchases	15	19	477	103	38	66
Sales	(1)	0	(450)	(5)	(50)	0
Issuances	0	0	0	0	0	0
Settlements(6)	0	0	(10)	(87)	(32)	(51)
Foreign currency translation	0	(6)	(1)	0	(6)	0
Other(1)	0	0	0	(3)	0	0
Transfers into Level 3(2)	0	129	6	38	0	24
Transfers out of Level 3(2)	(14)	(21)	(166)	(32)	(23)	0
Fair Value, end of period	$6	$121	$213	$522	$182	$161
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(18)	$0	$(63)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,059	$43	$253
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	24	1	0
Included in other comprehensive income (loss)	(35)	(1)	(2)
Net investment income	18	0	(1)
Purchases	1,050	45	0
Sales	(484)	0	(5)
Issuances	(4)	0	0
Settlements	(258)	(4)	(39)
Foreign currency translation	(8)	0	(5)
Other(1)	3	0	0
Transfers into Level 3(2)	1,862	2	0
Transfers out of Level 3(2)	(2,185)	(34)	0
Fair Value, end of period	$4,042	$52	$201
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$4	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	(2)	0
Other income	0	(30)	(2)	0	0	(8)	(1)
Net investment income	0	0	1	0	0	0	0
Purchases	10	87	311	26	1	28	1
Sales	0	(6)	(2)	(3)	0	(20)	(2)
Issuances	0	0	0	0	0	0	0
Settlements	(1)	(14)	(11)	(1)	(2)	(36)	0
Foreign currency translation	0	0	0	0	0	(8)	0
Other(1)	0	0	0	0	0	(7)	0
Transfers into Level 3(2)	0	10	110	1	0	0	0
Transfers out of Level 3(2)	0	(41)	(297)	0	(1)	0	0
Fair Value, end of period	$30	$130	$503	$28	$5	$610	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$(2)	$0
Other income	$0	$(28)	$(1)	$0	$0	$7	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(5)
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$13	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	14	(4)	12
Other income	0	0	0
Included in other comprehensive income (loss)	(1)	0	0
Net investment income	0	0	0
Purchases	26	10	2
Sales	(45)	0	0
Issuances	0	0	0
Settlements	(3)	0	0
Foreign currency translation	(4)	0	0
Other(1)	0	0	0
Transfers into Level 3(2)	2	0	0
Transfers out of Level 3(2)	0	(1)	0
Fair Value, end of period	$264	$18	$16
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(3)	$(4)	$12
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(5)
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,738	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(270)	1	39
Other Income	0	0	0	88
Interest credited to policyholders’ account balances	(21)	0	0	0
Net investment income	18	0	0	0
Purchases	908	0	0	0
Sales	(126)	0	0	0
Issuances	0	(721)	0	(2,448)
Settlements	(113)	0	2	0
Foreign currency translation	(5)	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	1	0	0	0
Transfers out of Level 3(2)	(357)	0	0	0
Fair Value, end of period	$2,043	$(9,173)	$(2)	$(8,354)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(454)	$1	$39
Other Income	$0	$0	$0	$88
Interest credited to policyholders’ account balances	$(24)	$0	$0	$0
__________

(1)
Other as of September 30, 2016 primarily represents deconsolidations of certain previously consolidated collateralized loan obligations. Other as of September 30, 2015 primarily represents reclassifications of certain assets between reporting categories.

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

(5)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(6)	Amounts as of September 30, 2015, have been revised to correct the previously reported amounts.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$8	$17,727	$6	$	$17,741
Currency	0	805	0		805
Credit	0	1	0		1
Currency/Interest Rate	0	2,399	0		2,399
Equity	2	114	0		116
Commodity	0	0	0		0
Netting(1)				(19,028)	(19,028)
Total derivative assets	$10	$21,046	$6	$(19,028)	$2,034
Derivative Liabilities:
Interest Rate	$92	$6,903	$2	$	$6,997
Currency	0	312	0		312
Credit	0	80	0		80
Currency/Interest Rate	0	586	0		586
Equity	0	459	0		459
Commodity	0	0	0		0
Netting(1)				(7,962)	(7,962)
Total derivative liabilities	$92	$8,340	$2	$(7,962)	$472

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$11	$10,561	$7	$	$10,579
Currency	0	318	0		318
Credit	0	3	0		3
Currency/Interest Rate	0	2,995	0		2,995
Equity	4	254	32		290
Commodity	0	0	0		0
Netting(1)				(11,457)	(11,457)
Total derivative assets	$15	$14,131	$39	$(11,457)	$2,728
Derivative Liabilities:
Interest Rate	$3	$4,573	$2	$	$4,578
Currency	0	114	0		114
Credit	0	53	0		53
Currency/Interest Rate	0	244	0		244
Equity	0	327	0		327
Commodity	0	0	0		0
Netting(1)				(5,276)	(5,276)
Total derivative liabilities	$3	$5,311	$2	$(5,276)	$40
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and the nine months ended September 30, 2016, respectively, as well as the portion of gains or losses included in income for the three and the nine months ended September 30, 2016, respectively, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$2	$4	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other(1)	(2)	0	(32)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$0	$4	$0	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$7	$6	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1)	(1)	(5)	2
Other income	0	0	0	0
Purchases	2	0	8	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	(1)	0
Fair Value, end of period	$8	$5	$8	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(1)	$(1)	$(5)	$2
Other income	$0	$0	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Commercial mortgage loans(1):
Carrying value	$47	$0	$47	$0
Gains (Losses)	$(2)	$0	$(6)	$0
Mortgage servicing rights(2):
Carrying value	$83	$96	$83	$96
Gains (Losses)	$0	$(1)	$(2)	$(2)
Cost method investments(3):
Carrying value	$281	$258	$281	$258
Gains (Losses)	$(18)	$(50)	$(70)	$(86)
__________

(1)	The reserve adjustments were based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$41	$(42)	$17	$1
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$22	$(88)	$28	$(127)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $3 million and $2 million of interest income for the three months ended September 30, 2016 and 2015, respectively, and $7 million of interest income for both the nine months ended September 30, 2016 and 2015 on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $572 million and $561 million, respectively, as of September 30, 2016, and $274 million and $270 million, respectively, as of December 31, 2015. As of September 30, 2016, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,500 million as of September 30, 2016 and $1,322 million as of December 31, 2015.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $2,722 million and $2,869 million, respectively, as of September 30, 2016, and $8,597 million and $9,186 million, respectively as of December 31, 2015. Interest expense recorded for these liabilities was $24 million and $90 million for the three months ended September 30, 2016 and 2015, respectively, and $92 million and $244 million for the nine months ended September 30, 2016 and 2015, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,796	$1,160	$2,956	$2,471
Commercial mortgage and other loans	0	185	54,638	54,823	51,701
Policy loans	0	0	12,031	12,031	12,031
Short-term investments	0	326	0	326	326
Cash and cash equivalents	5,776	140	0	5,916	5,916
Accrued investment income	0	3,279	0	3,279	3,279
Other assets	49	2,180	660	2,889	2,889
Total assets	$5,825	$7,906	$68,489	$82,220	$78,613
Liabilities:
Policyholders’ account balances—investment contracts	$0	$43,721	$60,186	$103,907	$101,071
Securities sold under agreements to repurchase	0	6,830	0	6,830	6,830
Cash collateral for loaned securities	0	5,037	0	5,037	5,037
Short-term debt	0	588	321	909	907
Long-term debt(4)	1,352	16,512	3,227	21,091	18,758
Other liabilities	0	6,767	699	7,466	7,466
Separate account liabilities—investment contracts	0	72,197	27,627	99,824	99,824
Total liabilities	$1,352	$151,652	$92,060	$245,064	$239,893

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,543	$1,081	$2,624	$2,308
Commercial mortgage and other loans	0	533	51,046	51,579	50,285
Policy loans	0	0	11,657	11,657	11,657
Short-term investments	0	617	1	618	618
Cash and cash equivalents	2,832	572	0	3,404	3,404
Accrued investment income	0	3,110	0	3,110	3,110
Other assets	136	2,334	652	3,122	3,122
Total assets	$2,968	$8,709	$64,437	$76,114	$74,504
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,314	$54,957	$94,271	$93,937
Securities sold under agreements to repurchase	0	7,882	0	7,882	7,882
Cash collateral for loaned securities	0	3,496	0	3,496	3,496
Short-term debt	0	1,221	0	1,221	1,216
Long-term debt(4)(5)	1,328	16,540	3,433	21,301	19,594
Other liabilities	0	5,344	695	6,039	6,039
Separate account liabilities—investment contracts	0	69,978	32,267	102,245	102,245
Total liabilities	$1,328	$143,775	$91,352	$236,455	$234,409
__________

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of these cost method investments were $1,538 million and $1,653 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying value of these investments were $1,436 million and $1,563 million as of September 30, 2016 and December 31, 2015, respectively.

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

(3)
As of September 30, 2016, excludes notes with both fair value and carrying amount of $4,165 million. As of December 31, 2015, excludes notes with fair value and carrying amount of $4,081 million and $3,850 million, respectively. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of September 30, 2016, includes notes with both fair value and carrying amount of $5,292 million. As of December 31, 2015, includes notes with fair value and carrying amount of $5,120 million and $4,889 million, respectively. These amounts have been offset with the associated receivables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $2,034 million and $2,728 million as of September 30, 2016 and December 31, 2015, respectively, and total derivative liabilities of $472 million and $40 million as of September 30, 2016 and December 31, 2015, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

Primary Underlying/Instrument Type	September 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,197	$19	$(156)	$1,431	$20	$(148)
Foreign Currency
Foreign Currency Forwards	377	34	(6)	323	7	(1)
Currency/Interest Rate
Foreign Currency Swaps	13,729	1,676	(86)	12,739	1,592	(5)
Total Qualifying Hedges	$15,303	$1,729	$(248)	$14,493	$1,619	$(154)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$163,195	$17,257	$(6,650)	$173,091	$10,161	$(4,232)
Interest Rate Futures	33,400	8	(92)	28,209	11	(3)
Interest Rate Options	12,418	454	(97)	40,056	387	(196)
Interest Rate Forwards	1,500	1	(1)	86	0	0
Foreign Currency
Foreign Currency Forwards	19,285	771	(307)	17,400	311	(113)
Foreign Currency Options	93	1	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	11,578	723	(500)	11,607	1,404	(238)
Credit
Credit Default Swaps	1,945	1	(80)	1,839	3	(53)
Equity
Equity Futures	529	2	0	249	2	0
Equity Options	55,728	76	(87)	48,958	159	(118)
Total Return Swaps	19,066	38	(372)	18,804	128	(209)
Commodity
Commodity Futures	0	0	0	80	0	0
Synthetic GICs	76,758	5	0	72,585	7	0
Total Non-Qualifying Derivatives(2)	$395,495	$19,337	$(8,186)	$413,057	$12,573	$(5,162)
Total Derivatives(3)	$410,798	$21,066	$(8,434)	$427,550	$14,192	$(5,316)
__________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

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

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $12,970 million and $8,408 million as of September 30, 2016 and December 31, 2015, respectively, primarily included in “Future policy benefits.”

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

	September 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$20,979	$(19,028)	$1,951	$(1,456)	$495
Securities purchased under agreement to resell	123	0	123	(123)	0
Total assets	$21,102	$(19,028)	$2,074	$(1,579)	$495
Offsetting of Financial Liabilities:
Derivatives(1)	$8,420	$(7,962)	$458	$(109)	$349
Securities sold under agreement to repurchase	6,830	0	6,830	(6,830)	0
Total liabilities	$15,250	$(7,962)	$7,288	$(6,939)	$349

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,028	$(11,457)	$2,571	$(1,296)	$1,275
Securities purchased under agreement to resell	776	0	776	(776)	0
Total assets	$14,804	$(11,457)	$3,347	$(2,072)	$1,275
Offsetting of Financial Liabilities:
Derivatives(1)	$5,310	$(5,276)	$34	$(14)	$20
Securities sold under agreement to repurchase	7,882	0	7,882	(7,882)	0
Total liabilities	$13,192	$(5,276)	$7,916	$(7,896)	$20
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$9	$(8)	$0	$0	$0	$0
Currency	7	0	0	0	0	0
Total fair value hedges	16	(8)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	3
Currency/Interest Rate	0	31	32	0	0	(208)
Total cash flow hedges	0	31	32	(1)	0	(205)
Net investment hedges
Currency	0	0	0	0	0	(5)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	340	0	0	0	0	0
Currency	536	0	(1)	0	0	0
Currency/Interest Rate	(199)	0	0	0	0	0
Credit	13	0	0	0	0	0
Equity	(954)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	583	0	0	0	0	0
Total non-qualifying hedges	319	0	(1)	0	0	0
Total	$335	$23	$31	$(1)	$0	$(210)

	Nine Months Ended September 30, 2016

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(10)	$(24)	$0	$0	$0	$0
Currency	28	(1)	0	0	0	0
Total fair value hedges	18	(25)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(4)	0	(7)
Currency/Interest Rate	0	89	149	0	0	(65)
Total cash flow hedges	0	89	149	(4)	0	(72)
Net investment hedges
Currency	0	0	0	0	0	(16)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(16)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	8,213	0	0	0	0	0
Currency	1,104	0	(4)	0	0	0
Currency/Interest Rate	(729)	0	1	0	0	0
Credit	6	0	0	0	0	0
Equity	(1,705)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(3,684)	0	0	0	0	0
Total non-qualifying hedges	3,204	0	(3)	0	0	0
Total	$3,222	$64	$146	$(4)	$0	$(88)

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(7)	$(11)	$0	$0	$0	$0
Currency	3	0	0	0	0	0
Total fair value hedges	(4)	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	(6)
Currency/Interest Rate	0	22	59	0	0	321
Total cash flow hedges	0	22	59	(2)	0	315
Net investment hedges

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Currency	0	0	0	0	0	5
Currency/Interest Rate	0	0	0	0	0	(10)
Total net investment hedges	0	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,261	0	0	0	0	0
Currency	193	0	(2)	0	0	0
Currency/Interest Rate	58	0	1	0	0	0
Credit	(5)	0	0	0	0	0
Equity	1,364	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(3,421)	0	0	0	0	0
Total non-qualifying hedges	1,450	0	(1)	0	0	0
Total	$1,446	$11	$58	$(2)	$0	$310

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$14	$(33)	$0	$0	$0	$0
Currency	12	(1)	0	0	0	0
Total fair value hedges	26	(34)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(5)	0	(5)
Currency/Interest Rate	0	49	84	0	0	816
Total cash flow hedges	0	49	84	(5)	0	811
Net investment hedges
Currency	(3)	0	0	0	0	12
Currency/Interest Rate	0	0	0	0	0	15
Total net investment hedges	(3)	0	0	0	0	27
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,795	0	0	0	0	0
Currency	(34)	0	(1)	0	0	0
Currency/Interest Rate	464	0	5	0	0	0
Credit	(6)	0	0	0	0	0
Equity	706	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(243)	0	0	0	0	0
Total non-qualifying hedges	2,681	0	4	0	0	0
Total	$2,704	$15	$88	$(5)	$0	$838

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2015	$1,165
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2016	189
Amount reclassified into current period earnings	(261)
Balance, September 30, 2016	$1,093

Using September 30, 2016 values, it is estimated that a pre-tax gain of approximately $130 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2017, offset by amounts pertaining to the hedged items. As of September 30, 2016, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $525 million and $541 million as of September 30, 2016 and December 31, 2015, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $108 million and $106 million as of September 30, 2016 and December 31, 2015, respectively. These credit derivatives are reported at fair value as an asset of less than $1 million and a liability of $3 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, these credit derivatives’ notionals had the following NAIC ratings: $49 million in NAIC 1, $48 million in NAIC 2, $5 million in NAIC 3, $3 million in NAIC 5 and $3 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $1,050 million and $701 million, reported at fair value as a liability of $34 million and $24 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, these credit derivatives’ notionals had a NAIC rating of NAIC 1. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 4 years, while the credit protection on the index references have maturities of less than 42 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance as further disclosed below.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative was $500 million and was reported at fair value as of September 30, 2016 and December 31, 2015 as a liability of $36 million and $15 million, respectively, and has a maturity date of December 14, 2047. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2016 and December 31, 2015, the Company had $288 million and $532 million of outstanding notional amounts reported at fair value as a liability of $9 million and $8 million, respectively.

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to: enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and enter into agreements that allow the use of credit support annexes, some of which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines under Dodd-Frank. The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of September 30, 2016, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of September 30, 2016.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2016	December 31, 2015
	(in millions)
Total outstanding mortgage loan commitments	$2,251	$2,272
Portion of commitment where prearrangement to sell to investor exists	$463	$721

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2016	December 31, 2015
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$4,283	$3,787
Expected to be funded from separate accounts	$440	$92
__________

(1)
Includes a remaining commitment of $132 million and $152 million at September 30, 2016 and December 31, 2015, respectively, related to the Company’s agreement to co-invest with the Fosun Group (“Fosun”) in a private equity fund, managed by Fosun, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	September 30, 2016	December 31, 2015
	(in millions)
Indemnification provided to mutual fund, trust fund, and insurance company separate account clients for securities lending	$4,917	$15,084
Fair value of related collateral associated with above indemnifications	$5,033	$15,508
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

	September 30, 2016	December 31, 2015
	(in millions)
Guaranteed value of third parties’ assets	$76,758	$72,585
Fair value of collateral supporting these assets	$79,153	$73,634
Asset associated with guarantee, carried at fair value	$5	$7

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	September 30, 2016	December 31, 2015
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,338	$1,200
First-loss exposure portion of above	$408	$371
Accrued liability associated with guarantees	$13	$14

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company services $11,345 million and $9,833 million of mortgages subject to these loss-sharing arrangements as of September 30, 2016 and December 31, 2015, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2016, these mortgages had a weighted-average debt service coverage ratio of 2.08 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2015, these mortgages had a weighted-average debt service coverage ratio of 1.96 times and a weighted-average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0 and $0.5 million, for the nine months ended September 30, 2016 and 2015, respectively.

Other Guarantees

	September 30, 2016	December 31, 2015
	(in millions)
Other guarantees where amount can be determined	$337	$324
Accrued liability for other guarantees and indemnifications	$4	$4

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $330 million and $317 million as of September 30, 2016 and December 31, 2015, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers or other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigations and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Huffman v. The Prudential Insurance Company of America

In September 2016, Plaintiffs’ motion for class certification was denied, and in October 2016, Plaintiffs filed a motion for reconsideration.

Wood II, et al. v. PRIAC

In September 2016, the Court issued a decision: (i) denying PRIAC’s motion to dismiss the claim alleging that it is a fiduciary under ERISA; and (ii) granting PRIAC’s motion to dismiss the claim alleging non-fiduciary liability. In October 2016, PRIAC filed its Answer.

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

North Valley GI Medical Group v. Prudential Investments LLC

In August 2016, the Court denied the motion to dismiss the complaint.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et. al.—In April 2016, the parties entered into a proposed agreement to resolve the class action claims asserted in the amended complaint. Thereafter, Plaintiffs filed a motion for an order preliminarily approving the settlement in accordance with the parties' April 2016 Stipulation of Settlement. In June 2016, the Court issued an order “preliminarily approving settlement and providing for notice.” In September 2016, the Court issued a final judgment approving the settlement and dismissed the amended complaint with prejudice.
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
PICA et al. v. Citibank N.A.—In February 2016, Citibank filed a motion to dismiss the state court complaint. In August 2016, Plaintiffs filed an amended complaint in state court, and in September 2016, Citibank filed a motion to dismiss the amended complaint.
PICA et al. v. Deutsche Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Trust Company Americas, asserting claims relating to the PSA trusts. In May 2016, the Company, together with other institutional investors, filed an amended class action complaint in California State Superior Court. In July 2016, Defendant filed a motion to dismiss the amended federal court complaint. In August 2016, Defendant filed a demurrer and motion to strike the amended state court class action complaint. In October 2016, the Court issued a decision regarding Defendants motion to dismiss: (i) sustaining Plaintiffs’ breach of contract claims concerning the trust at issue; (ii) dismissing Plaintiffs’ tort claims for breach of fiduciary duty; and (iii) dismissing Plaintiffs’ claims of breach of duty to avoid conflicts of interest. The Court granted Plaintiffs’ leave to file an amended complaint.
PICA et al. v. U.S. Bank National Association—In February 2016, the federal district court issued a decision involving U.S. Bank’s motion to dismiss: (1) upholding the breach of contract and Trust Indenture Act claims; and (2) dismissing the breach of fiduciary duty and extra-contractual claims.
PICA et al. v. Wells Fargo Bank, et al.—In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts. In May 2016, Defendant filed a motion to dismiss or to stay the state court action. In July 2016, Defendant filed a motion to dismiss the amended complaint filed previously in federal court. In October 2016, the Court dismissed the state court complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial”) as of September 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, a financial services leader with approximately $1.314 trillion of assets under management as of September 30, 2016, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Regulatory Developments

Resolution Planning

In August 2016 the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) announced that for non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, and certain banks required to file annual resolution plans, the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.

Capital and Prudential Standards

In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including Designated Financial Companies. The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.
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
Principles Based Reserving
In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.
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
DOL Fiduciary Rule
In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and have started implementing the necessary adjustments to come into alignment with the Rules’ requirements. In addition, in October 2016, the DOL issued interpretive guidance on the Rules, and we are evaluating whether or not the guidance will affect our implementation plans.
Overall, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our Individual Annuities, Retirement and Asset Management segments and our Prudential Advisors distribution system which we include in the results of our Individual Life segment. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, and we are evaluating processes to comply with these requirements. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules will lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who are requesting changes to support their compliance with the Rules. We will need to monitor or potentially limit wholesaling and other sales support and customer service activities to avoid fiduciary status as the manufacturer under the Rules.

•
Retirement: We are making certain changes to the asset allocation tools included in our product offerings, which may include illustrations based on specific investments, so that the tools are not expected to fall within the definition of acting as a fiduciary for plan clients. We are developing processes for IRA offerings to comply with the new best interest contract exemption, referred to above, and for asset allocation tools within rollover IRAs to comply with an exemption to the Rules under the Pension Protection Act of 2006 for investment advice. In addition, we are planning to make changes to relationships with sponsors and intermediaries for plans with less than $50 million in assets so that we will not be considered a fiduciary under the Rules. Historically, the substantial majority of our earnings in the Retirement business have not come from IRA offerings, asset retention and consolidation activities, and plans with less than $50 million in assets.

•
Asset Management: We may need to alter our product design, offerings or pricing in order to meet the needs of certain distributors of mutual funds who are requesting changes to support their compliance with the Rules. We will also need to monitor or potentially limit wholesaling and other sales support and customer service activities to avoid fiduciary status as the manufacturer under the Rules.

Several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses. For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2017. The general account for these operations has approximately $188 billion of such assets (based on net carrying value) as of September 30, 2016. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5% as of September 30, 2016, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $188 billion of fixed maturity securities and commercial mortgage loans are approximately $92 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $92 billion, approximately 70% contains provisions for prepayment premiums. The reinvestment of scheduled payments and prepayments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

As of September 30, 2016, these operations have approximately $183 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $54 billion represents contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.
The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2016, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$0.8	$0.3	$0.0	$0.0	$1.7
1.00% - 1.99%	1.7	12.3	2.8	1.1	0.1	18.0
2.00% - 2.99%	2.2	0.4	1.8	0.9	0.1	5.4
3.00% - 4.00%	27.0	0.5	0.2	0.1	0.0	27.8
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total	$32.3	$14.0	$5.1	$2.1	$0.2	$53.7
Percentage of total	60%	26%	10%	4%	0%	100%

Also included in the table above is approximately $1.2 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The $183 billion of insurance liabilities and policyholder account balances also includes approximately $15 billion related to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the yield earned on the related assets. The remaining $114 billion of the $183 billion of insurance liabilities and policyholder account balances in these operations represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.60% for the period from October 1, 2016 through December 31, 2017, and credit spreads remain unchanged from levels as of September 30, 2016, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $2 million in 2016 and $47 million in 2017. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $54 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below.

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

As of September 30, 2016, our Japanese operations have $147 billion of insurance liabilities and policyholder account balances. Included in the $147 billion is approximately $23 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity, and $9 billion of insurance liabilities and policyholder account balances with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula. The remaining $115 billion of insurance liabilities and policyholder account balances are predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2016 new money yields were 25 basis points lower than actual 2016 new money yields, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact to net interest margins included in 2016 pre-tax adjusted operating income would have been in a range of approximately $10 to $15 million. This hypothetical scenario excludes first-year single premium and multi-currency fixed annuity cash flows, any potential benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

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

The Variable Annuities Recapture allows us to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks in the same entities. The Variable Annuities Recapture resulted in an increase of highly liquid assets at Prudential Financial of approximately $1.0 billion, due to payments received from subsidiaries in the form of dividends, returns of capital, and repayments under affiliate loan agreements, net of capital contributions, and is expected to reduce future capital volatility associated with our variable annuities business. Additionally, in connection with this transaction, we evaluated the overall risk management strategy associated with our Individual Annuities segment, including potential future enhancements to the living benefit hedging program. During the third quarter of 2016, we implemented modifications to the Individual Annuities’ risk management strategy in order to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks. For more information on the hedging portion of Individual Annuities’ risk management strategy in place during the three and nine months ended September 30, 2016, and the results of that hedging strategy, see “Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Results of Operations

Net income attributable to Prudential Financial, Inc. for the three and nine months ended September 30, 2016 was $1,827 million and $4,084 million, respectively, compared to $1,465 million and $4,907 million, respectively, for the three and nine months ended September 30, 2015.

We analyze performance of our segments and Corporate and Other operations using a measure called adjusted operating income. See “—Consolidated Results of Operations—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the periods indicated and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Adjusted operating income before income taxes:
Individual Annuities	$588	$310	$1,343	$1,387
Retirement	239	242	694	763
Asset Management	191	180	563	581
Total U.S. Retirement Solutions and Investment Management division	1,018	732	2,600	2,731
Individual Life	111	183	(59)	536
Group Insurance	62	44	177	149
Total U.S. Individual Life and Group Insurance division	173	227	118	685
International Insurance	780	812	2,362	2,488
Total International Insurance division	780	812	2,362	2,488
Corporate and Other operations	(413)	(308)	(1,140)	(855)
Total Corporate and Other	(413)	(308)	(1,140)	(855)
Total adjusted operating income before income taxes	1,558	1,463	3,940	5,049
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	223	1,117	2,443	2,719
Charges related to realized investment gains (losses), net(2)	426	(679)	(1,096)	(944)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	37	(228)	361	(365)
Change in experience-rated contractholder liabilities due to asset value changes(4)	1	258	(262)	295
Divested businesses(5):
Closed Block division	31	108	(74)	138
Other divested businesses	56	8	76	(26)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(17)	2	0	60
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$2,315	$2,049	$5,388	$6,926
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

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the third quarter of 2016 increased in comparison to the prior year period, primarily reflecting a favorable comparative impact from changes in the estimated profitability of the business, as well as higher net investment income and higher fee income. Segment results for the first nine months of 2016 decreased in comparison to the prior year period, primarily reflecting lower net asset-based fee income and higher operating expenses, partially offset by lower amortization costs, lower interest expense and higher net investment income.

Retirement. Segment results for the third quarter of 2016 slightly decreased in comparison to the prior year period, primarily reflecting a lower contribution from reserve experience and higher general and administrative expenses, net of capitalization, inclusive of increased legal costs, partially offset by higher net investment spread results. Segment results for the first nine months of 2016 decreased in comparison to the prior year period, primarily reflecting a lower contribution from reserve experience, higher general and administrative expenses, net of capitalization, inclusive of increased legal costs, and lower fee income, partially offset by higher net investment spread results and a favorable comparative net impact from our annual reviews and update of assumptions.

Asset Management. Segment results for the third quarter of 2016 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of expenses. Results for the first nine months of 2016 decreased in comparison to the prior year period, primarily reflecting lower other related revenues, net of associated expenses, partially offset by higher asset management fees, net of expenses.

Individual Life. Segment results for both the third quarter and the first nine months of 2016 decreased in comparison to the prior year periods. The decrease for the third quarter of 2016 primarily reflected less favorable mortality experience, net of reinsurance, and higher general and administrative expenses, partially offset by a higher contribution from investment results. The decrease for the first nine months of 2016 primarily reflected an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, less favorable mortality experience, net of reinsurance, as well as higher general and administrative expenses, partially offset by a higher contribution from investment results.

Group Insurance. Segment results for both the third quarter and first nine months of 2016 increased in comparison to the prior year periods. The increase for the third quarter of 2016 primarily reflects higher net spread investment results, driven by higher returns on non-coupon investments, and more favorable underwriting results driven by our group life business. The increase for the first nine months of 2016 primarily reflects more favorable underwriting results driven by our group life business and a favorable comparative net impact from our annual reviews and update of assumptions, partially offset by less favorable underwriting results in our group disability business and higher net expenses.

International Insurance. Segment results for both the third quarter and first nine months of 2016 decreased in comparison to the prior year periods, primarily reflecting an unfavorable comparative net impact from foreign currency exchange rates, inclusive of the impact from our currency hedging programs. Excluding the impact of currency fluctuations, segment results increased in both current periods. The increase for the third quarter of 2016 primarily reflects the growth of business in force, including contributions from the Company’s recent indirect investment in AFP Habitat in Chile, partially offset by higher net expenses, including those supporting business growth. The increase for the first nine months of 2016 primarily reflects the growth of business in force, including contributions from the Company’s recent indirect investment in AFP Habitat in Chile, and more favorable mortality experience, partially offset by higher net expenses, including those supporting business growth. Net investment results were relatively flat for the quarterly comparison and unfavorable for the nine month comparison due to lower contributions from both non-coupon investments and fixed income investment spreads.

Corporate and Other operations. The results for both the third quarter and first nine months of 2016 reflected increased losses in comparison to the prior year periods, driven by higher levels of corporate expenses and lower net investment income, partially offset by lower interest expense.

Closed Block Division. The Closed Block division results for the third quarter of 2016 decreased in comparison to the prior year period, primarily driven by an increase in the policyholder dividend obligation and a decrease in net insurance results, partially offset by an increase in net realized investment gains and higher net investment income. The Closed Block division results for the first nine months of 2016 decreased in comparison to the prior year period, primarily driven by a decrease in net realized investment gains and lower net investment income, partially offset by a decrease in the policyholder dividend obligation.

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues	$16,961	$13,599	$45,729	$42,863
Benefits and expenses	14,646	11,550	40,341	35,937
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	2,315	2,049	5,388	6,926
Income tax expense (benefit)	501	584	1,300	1,962
Income (loss) from continuing operations before equity in earnings of operating joint ventures	1,814	1,465	4,088	4,964
Equity in earnings of operating joint ventures, net of taxes	18	2	38	8
Income (loss) from continuing operations	1,832	1,467	4,126	4,972
Income (loss) from discontinued operations, net of taxes	0	0	0	0
Net income (loss)	1,832	1,467	4,126	4,972
Less: Income attributable to noncontrolling interests	5	2	42	65
Net income (loss) attributable to Prudential Financial, Inc.	$1,827	$1,465	$4,084	$4,907

Results of Operations

Three Month Comparison. The increase in “Income (loss) from continuing operations” for the third quarter of 2016 compared to the third quarter of 2015 reflected the following notable items:

•
$879 million favorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$215 million favorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•
$500 million lower net pre-tax realized gains for PFI excluding the Closed Block division and the impact of the hedging program associated with certain variable annuities discussed below (see “—Realized Investment Gains (Losses)” for additional information); and

•
$219 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

Nine Month Comparison. The decrease in “Income (loss) from continuing operations” for the first nine months of 2016 compared to the first nine months of 2015 reflected the following notable items:

•
$1,384 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$973 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these decreases in “Income (loss) from continuing operations” were the following items:

•
$1,204 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$766 million higher net pre-tax realized gains for PFI excluding the Closed Block division and the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

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

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2016, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return used in our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

Results of Operations by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

The Individual Annuities segment includes both variable and fixed annuities that may include optional guaranteed living benefits riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”). We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. We derive our revenue mainly from fee income generated on variable annuity account values, as the investment return on these contractholder funds is generally attributed directly to the contractholder. We also earn investment income on general account assets supporting annuity account values and certain other management fees. Our expenses primarily consist of interest credited and other benefits to contractholders, amortization of DAC and other costs, non-deferred expenses related to the selling and servicing of the various products we offer, costs of managing certain risks associated with these products, changes in the reserves for benefit guarantees and other general business expenses. These drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific contractual features. Under U.S. GAAP, the reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods. The risks associated with these benefit features are retained and results are included in adjusted operating income in a manner generally consistent with U.S. GAAP.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. For more information on how we determine the portion of fees needed to cover estimated future benefit payments and hedging costs, see “Variable Annuity Risks and Risk Mitigants” below.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, the impact of market value changes, which can be either positive or negative, and policy charges. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$154,677	$158,976	$152,945	$158,664	$150,217
Sales	2,100	2,123	6,398	6,691	8,487
Surrenders and withdrawals	(2,013)	(1,995)	(5,732)	(6,394)	(7,753)
Net sales	87	128	666	297	734
Benefit payments	(440)	(491)	(1,372)	(1,468)	(1,814)
Net flows	(353)	(363)	(706)	(1,171)	(1,080)
Change in market value, interest credited and other activity	4,973	(7,500)	8,801	(4,577)	12,793
Policy charges	(909)	(896)	(2,652)	(2,699)	(3,542)
Ending total account value	$158,388	$150,217	$158,388	$150,217	$158,388
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $154.9 billion and $146.7 billion as of September 30, 2016 and 2015, respectively. Fixed annuity account values were $3.5 billion as of both September 30, 2016 and 2015.

The increase in account values for the twelve months ended September 30, 2016 was largely driven by favorable changes in the market value of contractholder funds and positive net sales. These positive impacts were partially offset by contract charges on contractholder accounts and benefit payments.

While net sales for the three months ended September 30, 2016 slightly decreased compared to the prior year period, reflecting higher surrenders and withdrawals and lower gross sales, net sales for the nine months ended September 30, 2016 increased compared to the prior year period, reflecting lower surrenders and withdrawals partially offset by lower gross sales. The decline in gross sales for both periods was largely driven by decreased sales of our Prudential Premier® Retirement Variable Annuity with “highest daily” benefit riders and Prudential Premier® Investment Variable Annuity (“PPI”). The declines in gross sales were partially offset by increases in sales of our Prudential Defined Income Variable Annuity (“PDI”) product.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,221	$1,167	$3,473	$3,554
Benefits and expenses	633	857	2,130	2,167
Adjusted operating income	588	310	1,343	1,387
Realized investment gains (losses), net, and related adjustments	9	1,415	3,201	2,415
Related charges	505	(534)	(371)	(859)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,102	$1,191	$4,173	$2,943

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $278 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $63 million. The increase was primarily driven by an increase in net investment income attributable to higher income on non-coupon investments and higher invested assets, and higher asset-based fee income, net of associated costs, due to greater efficiency in managing product risks associated with a recently implemented asset-liability management strategy discussed below and an increase in average variable annuity account values. The increase was also driven by the absence of certain costs for contract cancellations incurred in the prior year period.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products. These adjustments resulted in a net benefit of $139 million and a net charge of $76 million in the third quarter of 2016 and 2015, respectively. The net benefit in the third quarter of 2016 primarily reflected the net impact of favorable equity market performance on contractholder accounts relative to our assumptions. The net charge in the third quarter of 2015 primarily reflected the net impact of unfavorable equity market performance on contractholder accounts relative to our assumptions.

Nine Month Comparison. Adjusted operating income decreased $44 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $27 million. The decrease was primarily driven by lower asset-based fee income, net of a related decrease in asset-based commissions, due to a decline in average variable annuity account values, as well as higher operating expenses. Partially offsetting this net decline were lower amortization costs and lower interest expense, and an increase in net investment income driven by higher income on non-coupon investments and higher invested assets. This net decline was also partially offset by the absence of certain costs for contract cancellations incurred in the prior year period.

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net benefit of $138 million and $155 million in the first nine months of 2016 and 2015, respectively. The net benefit in the first nine months of 2016 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as a net benefit resulting from our annual reviews and update of assumptions and other refinements. The net benefit in the first nine months of 2015 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as a net benefit resulting from our annual review and update of assumptions.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $54 million, primarily driven by an increase in net investment income reflecting higher income on non-coupon investments and higher invested assets, and an increase in policy charges and fee income, asset management and service fees and other income, due to an increase associated with a recently implemented asset-liability management strategy discussed below and an increase in average account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $224 million. Excluding the $215 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $9 million. Amortization of DAC and policyholders’ benefits, including changes in reserves, decreased $8 million and $6 million, respectively, driven by the absence of certain costs for contract cancellations incurred in the prior year period, as discussed above.

Nine Month Comparison. Revenues decreased $81 million, primarily driven by a decrease in policy charges and fee income, asset management and service fees and other income, due to a decline in average account values. Partially offsetting this decrease was an increase in net investment income driven by higher income on non-coupon investments and higher invested assets.

Benefits and expenses decreased $37 million. Excluding the $17 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $54 million. Amortization of DAC and interest credited to policyholders’ account balances decreased $28 million and $19 million, respectively, driven by lower fee income, as discussed above. General and administrative expenses, net of capitalization, decreased $18 million driven by lower asset-based commissions and lower asset management costs due to lower average account values, partially offset by higher operating expenses.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of three strategies described below including Product Design Features, External Reinsurance and an Asset Liability Management Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

External Reinsurance

Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the Highest Daily Lifetime Income (“HDI”) v.3.0 business. HDI v.3.0 is the most current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5.0 billion of new rider premiums through December 31, 2016. From April 1, 2015 through September 30, 2016, approximately $2.6 billion of new rider premiums were ceded to Union Hamilton under this agreement.

Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives)

Under our historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, we utilized the U.S. GAAP valuation, and incorporated certain modifications, in order to derive a hedge target that was more reflective of our best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, we implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. We expect the revised strategy to result in more efficient management of our capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP. However, under the new ALM strategy, beginning in the third quarter of 2016, adjusted operating income includes the fees earned that are in excess of the estimated portion of fees required to cover expected claims and hedge costs for the economic liability. The portion of fees required to cover such costs is updated quarterly to reflect updated estimates and actual experience. The effectiveness of our hedging program as measured by comparing the change in value of our hedging assets versus the liability we are attempting to hedge will ultimately be reflected in adjusted operating income over time through the inclusion of actual and expected hedge ineffectiveness which is updated periodically along with our expectation of claims. For adjusted operating income purposes, DAC and other costs are fully amortized over the life of the contracts in a pattern based on our estimate of gross profits under the adjusted operating income framework described above. We expect this strategy to result in a higher portion of fees being recognized in adjusted operating income than under our prior strategy.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we intend to manage through our ALM strategy.

As of September 30,
2016
(in millions)
U.S. GAAP liability (including non-performance risk)	$12,895
Non-performance risk adjustment	11,285
Subtotal	24,180
Adjustments including risk margins and valuation methodology differences	(7,979)
Economic liability managed by ALM strategy	$16,201

As of September 30, 2016, we have sufficient fixed income instruments and derivative assets supporting the economic liability within the entities in which the risks reside.

Under the new ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

•
Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP—The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. The valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate).

•
Different accounting treatment between liabilities and assets supporting those liabilities—Under U.S. GAAP, changes in value of the embedded derivative liability and derivative instruments used to hedge a portion of the economic liability are immediately reflected in net income. In contrast, changes in fair value of fixed income instruments that support a portion of the economic liability are designated as available for sale and are not recorded in net income but rather are recorded as unrealized gains (losses) in other comprehensive income.

•
General hedge results—For the derivative portion of the ALM strategy, the net hedging impact (that is the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.

For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared and over-the-counter (“OTC”) equity and interest rate derivatives including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(1) (in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$(160)	$(350)	$(511)	$(349)
Change in portions of U.S. GAAP liability, before NPR(4)	385	(821)	(851)	(412)
Change in the NPR adjustment	(165)	2,555	3,052	3,215
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	60	1,384	1,690	2,454
Related benefit (charge) to amortization of DAC and other costs	515	(546)	(205)	(928)
Net impact of assumption updates and other refinements	0	0	1,455	(34)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$575	$838	$2,940	$1,492
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $(31) million and $(759) million for the three months ended September 30, 2016 and 2015, respectively, and $(1,523) million and $(648) million for the nine months ended September 30, 2016 and 2015, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

The net benefits of $575 million and $2,940 million for the three and nine months ended September 30, 2016, respectively, reflected changes in the NPR adjustment. For the three months ended September 30, 2016, equity market appreciation drove decreases in the base embedded derivative liability before NPR, which resulted in corresponding decreases in the NPR adjustment. Tightening of our credit spreads also contributed to the decrease in the NPR adjustment. For the nine months ended September 30, 2016, declining interest rates drove increases in the base embedded derivative liability before NPR, which resulted in corresponding increases in the NPR adjustment. Results for both periods also reflected net hedging impacts. The net hedging charge for the third quarter of 2016 was driven by unfavorable liability basis partially offset by fund outperformance relative to indices. Unfavorable liability basis drove a net hedging charge for the first nine months of 2016. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs for both periods. For the third quarter of 2016, amortization of DAC and other costs included a benefit of $515 million related to changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy described above. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability, before NPR, net of related impacts to the amortization of DAC and other costs. The net benefit from the impact of assumption updates and other refinements of $1,455 million for the nine months ended September 30, 2016 resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions.

The net benefits of $838 million and $1,492 million for the three and nine months ended September 30, 2015, respectively, were primarily driven by changes in the NPR adjustment. Declining interest rates drove increases in the base embedded derivative liability before NPR, which resulted in corresponding increases in the NPR adjustment for both periods. Widening credit spreads also resulted in increases in the NPR adjustment. These impacts were partially offset by the net impacts of changes in the value of our historically defined hedge target, as discussed above, and related hedge positions. Fund underperformance relative to indices drove net hedging charges for both periods. The changes in the NPR adjustment and the net hedging impacts resulted in related impacts to the amortization of DAC and other costs in all periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that were excluded from the hedge target, net of related impacts to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million for the nine months ended September 30, 2015 resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

Through March 31, 2016, we reinsured living benefit guarantees issued by our domestic statutory life insurance companies to a captive reinsurance company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, as part of the Variable Annuities Recapture, living benefit guarantees and certain retirement products were recaptured. The recapture transaction resulted in the transfer of these product risks to certain of our domestic statutory life insurance companies. The ALM strategy described above is executed within these domestic insurance companies. After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into PALAC.

Product Specific Risks and Risk Mitigants

For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee. Our PDI variable annuity complements our variable annuity products with the highest daily benefit and provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

The majority of our variable annuity contracts with living benefits guarantees, and all new contracts sold with our highest daily living benefits feature, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in the ALM strategy. As discussed above, we also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our implementation of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy GMAB products include the automatic rebalancing feature, but are not included in the ALM strategy. The PDI product and contracts with the GMIB feature have neither risk mitigant. Certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing feature because the contractholder also selected a living benefit guarantee which includes an automatic rebalancing feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated.

	September 30, 2016		December 31, 2015		September 30, 2015
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$107,950	70%	$106,018	71%	$104,471	71%
ALM strategy only	9,662	6%	9,994	7%	9,985	7%
Automatic rebalancing only	1,225	1%	1,393	1%	1,455	1%
External reinsurance(3)	2,629	1%	1,513	1%	1,011	1%
PDI	7,845	5%	4,664	3%	4,149	3%
Other Products	2,780	2%	2,870	2%	2,861	2%
Total living benefit/GMDB features	$132,091		$126,452		$123,932
GMDB features and other(4)	22,812	15%	22,989	15%	22,753	15%
Total variable annuity account value	$154,903		$149,441		$146,685
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy, and have an automatic rebalancing feature.

(3)
Represents contracts subject to reinsurance transaction with external counterparty covering new business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The risk profile of our variable annuity account values as of the periods above reflect our product risk diversification strategy and the runoff of legacy products over time.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$5,134	$1,937	$9,268	$7,595
Benefits and expenses	4,895	1,695	8,574	6,832
Adjusted operating income	239	242	694	763
Realized investment gains (losses), net, and related adjustments	(23)	208	174	344
Related charges	(30)	0	(280)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	14	(81)	516	(324)
Change in experience-rated contractholder liabilities due to asset value changes	24	111	(417)	254
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$224	$480	$687	$1,036

Our longevity reinsurance contracts are denominated in pounds sterling and are therefore subject to foreign currency exchange rate risk. Effective January 1, 2016, the financial results of our Retirement segment include the impact of an intercompany arrangement with our Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings from longevity reinsurance contracts are translated at fixed currency exchange rates. These fixed rates are designed to mitigate the impact of exchange rate changes on the Retirement segment’s U.S. dollar-equivalent earnings. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segment at the fixed currency exchange rate versus the actual average rate during the period. The impact of this intercompany arrangement was immaterial to the operating results of the Retirement segment and our Corporate and Other operations for the three and nine months ended September 30, 2016.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $3 million, primarily driven by a lower contribution from reserve experience and higher general and administrative expenses, net of capitalization, partially offset by higher net investment spread results. The lower contribution from reserve experience reflected less favorable mortality for pension risk transfer contracts. Higher general and administrative expenses, net of capitalization, was primarily driven by increased legal costs. The increase in net investment spread results primarily reflected higher income on non-coupon investments and higher net prepayment fee income.

Nine Month Comparison. Adjusted operating income decreased $69 million. Results for 2016 reflected a net benefit of $6 million from our annual review and update of assumptions and other refinements, driven by favorable updates to actuarial assumptions, while results for 2015 reflected no net impact from our annual review and update of assumptions. Excluding this favorable comparative impact, adjusted operating income decreased $75 million, primarily driven by a lower contribution from reserve experience, higher general and administrative expenses, net of capitalization, and lower fee income, partially offset by higher net investment spread results. The lower contribution from reserve experience primarily reflected less favorable mortality for pension risk transfer contracts. Higher general and administrative expenses, net of capitalization, was primarily driven by increased legal costs. The decrease in fee income primarily reflected lower margins on full service account values, partially offset by growth in account values. The increase in net investment spread results primarily reflected higher net prepayment fee income, growth in account values and the impact of crediting rate reductions on full service general account stable value account values. These increases were partially offset by lower reinvestment rates and lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $3,197 million. Premiums increased $3,092 million, primarily driven by pension risk transfer transactions during the current period. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed in benefits and expenses below. Net investment income increased $85 million, primarily reflecting higher prepayment fee income, higher income on non-coupon investments and growth in full service account values, partially offset by lower reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $3,200 million. Policyholders’ benefits, including the change in policy reserves, increased $3,143 million, primarily related to the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $34 million, primarily driven by increased legal costs. Interest credited to policyholders’ account balances increased $24 million, primarily driven by higher prepayment fee income credited to experienced rated account balances and growth in full service account values, partially offset by the impact of crediting rate reductions on full service general account stable value account values.

Nine Month Comparison. Revenues increased $1,673 million. Premiums increased $1,613 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed in benefits and expenses below. Net investment income increased $66 million, primarily reflecting growth in account values and higher prepayment fee income, partially offset by lower reinvestment rates and lower income on non-coupon investments.

Benefits and expenses increased $1,742 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses increased $1,748 million. Policyholders’ benefits, including the change in policy reserves, increased $1,731 million, primarily related to the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $23 million, primarily driven by increased legal costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016
	(in millions)
Full Service:
Beginning total account value	$194,007	$188,807	$188,961	$184,196	$184,515
Deposits and sales	5,405	9,422	16,760	20,776	21,668
Withdrawals and benefits	(5,013)	(5,072)	(14,812)	(15,984)	(20,387)
Change in market value, interest credited and interest income and other activity	6,077	(8,642)	9,567	(4,473)	14,680
Ending total account value	$200,476	$184,515	$200,476	$184,515	$200,476
Net additions (withdrawals)	$392	$4,350	$1,948	$4,792	$1,281
Institutional Investment Products:
Beginning total account value	$180,882	$183,798	$179,964	$179,641	$181,662
Additions(1)	6,907	2,031	12,389	12,147	15,814
Withdrawals and benefits	(2,339)	(3,940)	(8,241)	(11,243)	(12,386)
Change in market value, interest credited and interest income	1,953	1,106	6,204	2,818	6,862
Other(2)	(1,179)	(1,333)	(4,092)	(1,701)	(5,728)
Ending total account value	$186,224	$181,662	$186,224	$181,662	$186,224
Net additions (withdrawals)	$4,568	$(1,909)	$4,148	$904	$3,428
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business, net presentation of $1,352 million in receipts offset by $802 million in payments related to funding agreements backed commercial paper which typically have maturities of less than 90 days, and changes in asset balances for externally-managed accounts.

The increase in full service account values for the twelve months ended September 30, 2016, primarily reflected the favorable changes in the market value of customer funds. The decrease in net additions for the three months ended September 30, 2016, compared to the prior year period, was primarily driven by lower plan sales, partially offset by lower plan lapses. The decrease in net additions for the nine months ended September 30, 2016, compared to the prior year period, was primarily driven by lower plan sales. This decrease was partially offset by lower plan lapses, as well as net participant deposits in the current year period compared to net participant withdrawals in the prior year period.

The increase in institutional investment products account values for the twelve months ended September 30, 2016, primarily reflected net additions resulting from significant pension risk transfer transactions, investment-only stable value accounts and funding agreement issuances. Also contributing to higher account values were increases in the market value of customer funds driven by the impact of lower interest rates, partially offset by an unfavorable impact from foreign currency fluctuations on longevity reinsurance account values. The increase in net additions for the three months ended September 30, 2016, compared to the prior year period, was primarily driven by net additions from significant pension risk transfer transactions in the current year period and investment-only stable value accounts. The increase in net additions for the nine months ended September 30, 2016, compared to the prior year period, was primarily driven by net additions in investment-only stable value accounts in the current year period compared to net withdrawals in the prior year period, partially offset by less additions related to pension risk transfer transactions in the current year period as compared to the prior year period.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$750	$704	$2,188	$2,213
Expenses	559	524	1,625	1,632
Adjusted operating income	191	180	563	581
Realized investment gains (losses), net, and related adjustments	(5)	(43)	2	(46)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	(1)	39	53
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$189	$136	$604	$588

Effective January 1, 2016, the financial results of our Asset Management segment include the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. The impact of this intercompany arrangement was immaterial to the operating results of the Asset Management segment and our Corporate and Other operations for the three and nine months ended September 30, 2016.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $11 million. The increase primarily reflected higher asset management fees, net of expenses, driven by an increase in average fixed income assets under management as a result of strong inflows and market appreciation, as well as from a fee rate modification within certain real estate funds. Also contributing to the increase were higher strategic investing results driven by favorable market performance and higher commercial mortgage results, partially offset by lower equity fund-related incentive fees, net of expenses.

Nine Month Comparison. Adjusted operating income decreased $18 million. The decrease primarily reflected lower other related revenues, net of associated expenses, driven by lower equity fund-related incentive fees, net of expenses. The decrease was partially offset by higher asset management fees, net of expenses, from an increase in average fixed income assets under management as a result of strong inflows and market appreciation as well as from a fee rate modification within certain real estate funds that occurred in the third quarter of 2016, partially offset by a decline in average equity assets under management as a result of net outflows.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$273	$234	$771	$692
Retail customers(1)	182	191	524	577
General account	122	111	353	337
Total asset management fees	577	536	1,648	1,606
Other related revenues by source:
Incentive fees	10	24	75	71
Transaction fees	5	5	16	15
Strategic investing	10	1	29	24
Commercial mortgage(2)	27	19	70	63
Total other related revenues(3)	52	49	190	173
Service, distribution and other revenues(4)	121	119	350	434
Total revenues	$750	$704	$2,188	$2,213
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $21 million and $20 million for the three months ended September 30, 2016 and 2015, respectively, and $62 million and $58 million for the nine months ended September 30, 2016 and 2015, respectively.

Three Month Comparison. Revenues, as shown in the table above, under “—Operating Results,” increased $46 million. Total asset management fees increased $41 million, primarily as a result of strong inflows and market appreciation within fixed income as well as from a fee rate modification within certain real estate funds. Other related revenues increased $3 million, primarily due to higher strategic investing results driven by favorable market performance and higher commercial mortgage results, partially offset by lower equity fund-related incentive fees.

Expenses, as shown in the table above under “—Operating Results,” increased $35 million, primarily due to higher compensation related to favorable fixed income results.

Nine Month Comparison. Revenues decreased $25 million. Service, distribution and other revenues decreased $84 million reflecting lower service and other fees as well as the deconsolidation of certain collateralized loan obligations. Partially offsetting these decreases was a $42 million increase in asset management fees, primarily as a result of strong inflows and market appreciation within fixed income as well as a fee rate modification within certain real estate funds in the third quarter of 2016, and a $7 million increase primarily from higher commercial mortgage results.

Expenses decreased $7 million, reflecting the deconsolidation of certain funds, as discussed above, partially offset by higher compensation related to favorable fixed income results as well as higher performance-based incentive fees (included in noncontrolling interest).

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2016	December 31, 2015	September 30, 2015
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$59.6	$59.9	$57.4
Fixed income	345.7	289.9	285.1
Real estate	40.6	39.3	38.4
Institutional customers(1)	445.9	389.1	380.9
Retail customers:
Equity	116.2	121.4	115.0
Fixed income	90.6	73.7	71.8
Real estate	2.2	2.2	2.1
Retail customers(2)	209.0	197.3	188.9
General account:
Equity	6.4	7.4	7.0
Fixed income	422.2	367.5	367.9
Real estate	1.7	1.8	1.8
General account	430.3	376.7	376.7
Total assets under management	$1,085.2	$963.1	$946.5
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015	2016
	(in billions)
Institutional Customers:
Beginning Assets Under Management	$418.8	$380.6	$389.1	$370.0	$380.9
Net additions (withdrawals), excluding money market activity:
Third-party	3.4	4.7	2.8	15.2	8.8
Affiliated	0.0	(2.0)	1.1	(3.8)	0.1
Total	3.4	2.7	3.9	11.4	8.9
Market appreciation (depreciation)	9.5	(2.1)	35.6	(0.2)	38.4
Other increases (decreases)(1)	14.2	(0.3)	17.3	(0.3)	17.7
Ending Assets Under Management	$445.9	$380.9	$445.9	$380.9	$445.9
Retail Customers:
Beginning Assets Under Management	$202.1	$199.2	$197.3	$186.1	$188.9
Net additions (withdrawals), excluding money market activity:
Third-party	0.9	(1.6)	2.0	2.0	0.8
Affiliated	(1.7)	1.6	(1.8)	5.2	2.2
Total	(0.8)	0.0	0.2	7.2	3.0
Market appreciation (depreciation)	7.7	(10.4)	10.7	(4.4)	16.5
Other increases (decreases)(1)	0.0	0.1	0.8	0.0	0.6
Ending Assets Under Management	$209.0	$188.9	$209.0	$188.9	$209.0
General Account:
Beginning Assets Under Management	$426.3	$368.5	$376.7	$377.4	$376.7
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	5.5	0.8	7.6	(1.2)	7.7
Total	5.5	0.8	7.6	(1.2)	7.7
Market appreciation (depreciation)	(0.7)	2.6	28.1	(1.2)	27.8
Other increases (decreases)(1)	(0.8)	4.8	17.9	1.7	18.1
Ending Assets Under Management	$430.3	$376.7	$430.3	$376.7	$430.3
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $1.8 billion and $0.3 billion for the three months ended September 30, 2016 and 2015, respectively, gains of $17.2 billion and losses of $1.7 billion for the nine months ended September 30, 2016 and 2015, respectively, and gains of $17.2 billion for the twelve months ended September 30, 2016.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30,
	2016	2015
	(in millions)
Co-Investments:
Real estate	$186	$232
Fixed income	200	172
Seed Investments:
Real estate	49	36
Public equity	309	322
Fixed income	217	168
Investments Secured by Investor Equity Commitments:
Private equity secured by investor equity	23	87
Total	$984	$1,017

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,410	$1,375	$3,931	$3,886
Benefits and expenses	1,299	1,192	3,990	3,350
Adjusted operating income	111	183	(59)	536
Realized investment gains (losses), net, and related adjustments	91	289	670	154
Related charges	(22)	(151)	(426)	(55)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$180	$321	$185	$635

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $72 million, primarily reflecting less favorable mortality experience, net of reinsurance, the impact of unfavorable reserve refinements and higher general and administrative expenses primarily driven by increased legal costs, partially offset by a higher contribution from investment results.

Nine Month Comparison. Adjusted operating income decreased $595 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2016 included a $420 million net charge from these impacts, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years (“Profits Followed by Losses” liability, see “—Accounting Policies & Pronouncements—Policyholder Liabilities”) and a charge related to an out of period adjustment (see Note 1 to the Unaudited Interim Consolidated Financial Statements). Partially offsetting these charges was a net benefit from the impacts of other refinements. Results for 2015 included a $68 million net benefit from our annual review and update of assumptions and other refinements, mainly driven by net favorable modifications to our economic and actuarial assumptions. Excluding these impacts, adjusted operating income decreased $107 million, primarily driven by less favorable mortality experience, net of reinsurance, and higher general and administrative expenses primarily driven by business growth and increased legal costs, partially offset by a higher contribution from investment results.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $35 million. This increase was primarily driven by a $33 million increase in net investment income primarily reflecting higher invested assets resulting from continued business growth and higher income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $107 million. Policyholders’ benefits and interest credited to account balances increased $100 million primarily reflecting universal life business growth and less favorable mortality experience. General and administrative expenses increased $16 million primarily driven by increased legal costs. The amortization of DAC decreased $15 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Nine Month Comparison. Revenues increased $45 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $122 million. Net investment income increased $102 million primarily reflecting higher invested assets resulting from continued business growth and higher prepayment fee income. Policy charges and fee income, asset management and service fees and other income increased $58 million primarily driven by growth in our universal life business, as well as an increase in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Partially offsetting these increases was a $38 million decrease in premiums, primarily driven by higher ceded reinsurance premiums which were mostly offset by reserve changes in Policyholders’ benefits.

Benefits and expenses increased $640 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $229 million. Policyholders’ benefits and interest credited to account balances increased $180 million primarily reflecting universal life business growth and less favorable mortality experience, partially offset by reserve changes for ceded reinsurance premiums discussed above. General and administrative expenses increased $22 million primarily driven by business growth and increased legal costs, partially offset by the absence of costs associated with the Hartford Life Business. Interest expense increased $21 million related to higher reserve financing costs.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Consolidated Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$8	$44	$52	$8	$43	$51
Guaranteed Universal Life(1)	6	48	54	8	51	59
Other Universal Life(1)	8	13	21	8	15	23
Variable Life	6	10	16	6	19	25
Total	$28	$115	$143	$30	$128	$158

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$24	$126	$150	$24	$128	$152
Guaranteed Universal Life(1)	19	147	166	23	124	147
Other Universal Life(1)	25	39	64	19	38	57
Variable Life	19	48	67	16	40	56
Total	$87	$360	$447	$82	$330	$412
__________

(1)
Single pay life annualized new business premiums, which include 10% of excess (unscheduled) premiums, represented approximately 10% and 17% of Guaranteed Universal Life and 2% and 7% of Other Universal Life annualized new business premiums for the three months ended September 30, 2016 and 2015, respectively, and approximately 11% and 18% of Guaranteed Universal Life and 4% and 9% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2016 and 2015, respectively.

Annualized new business premiums for the three months ended September 30, 2016 decreased $15 million compared to the prior year period, primarily driven by lower private placement sales in variable life and lower universal life sales from the continued impact of pricing actions in early 2016. Annualized new business premiums for the nine months ended September 30, 2016, increased $35 million compared to the prior year period, primarily driven by the continued impact of product enhancements in both universal and variable life as well as continued distribution execution.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues	$1,333	$1,294	$4,017	$3,862
Benefits and expenses	1,271	1,250	3,840	3,713
Adjusted operating income	62	44	177	149
Realized investment gains (losses), net, and related adjustments	(5)	(6)	9	2
Related charges	0	(1)	(6)	(2)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$57	$37	$180	$149
Benefits ratio(1):
Group life(2)	88.6%	88.6%	89.6%	89.2%
Group disability(2)	80.4%	81.8%	70.3%	72.5%
Total group insurance(2)	87.1%	87.4%	86.3%	86.5%
Administrative operating expense ratio(3):
Group life	10.6%	10.8%	10.6%	10.7%
Group disability	31.4%	32.7%	31.5%	33.2%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios for the nine months ended September 30, 2016, reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 88.9%, 80.0% and 87.3% for the nine months ended September 30, 2016, respectively, and 89.9%, 77.2% and 87.8% for the nine months ended September 30, 2015, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $18 million, primarily reflecting a larger contribution from net investment spread results, driven by higher returns on non-coupon investments, and favorable underwriting results in our group life business. The underwriting results in our group life business reflect more favorable claim experience in non-experience-rated contracts, while the underwriting results in our group disability business remained flat in comparison to the third quarter of 2015.

Nine Month Comparison. Adjusted operating income increased $28 million, reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2016 included a $41 million net benefit from these updates while results for the second quarter of 2015 included a $28 million net benefit. The net benefit in 2016 was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased $15 million, primarily reflecting more favorable underwriting results in our group life business, partially offset by less favorable underwriting results in our group disability business and higher net expenses. The underwriting results in our group life business reflect a favorable impact from a reserve refinement and more favorable experience. The underwriting results in our group disability business reflect the impact of lower claim resolutions on long-term contracts and higher benefits resulting from other claims-related charges, partially offset by the impact of fewer new claims and increased new business.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $39 million. The increase reflected $29 million of higher premiums and policy charges and fee income, primarily driven by higher premiums on existing experience-rated contracts in our group life business.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $21 million. This increase reflected higher policyholder benefits and changes in reserves, primarily driven by higher benefits on existing experience-rated contracts in our group life business.

Nine Month Comparison. Revenues increased $155 million. Excluding a favorable comparative impact of $42 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $113 million. The increase reflected $112 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses, as well as from higher premiums on existing experience-rated contracts in our group life business.

Benefits and expenses increased $127 million. Excluding an unfavorable comparative impact of $29 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $98 million. Policyholders’ benefits, including the change in reserves, increased $84 million, driven by the impact of new business for both our group life and group disability businesses, the impact of lower claim resolutions on long-term contracts in our group disability business, and higher benefits on existing experience-rated contracts in our group life business, partially offset by fewer new claims for long-term contracts.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Annualized new business premiums(1):
Group life	$29	$38	$285	$179
Group disability	13	19	113	64
Total	$42	$57	$398	$243
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2016, decreased $15 million compared to the three months ended September 30, 2015, primarily driven by large case sales in the third quarter of 2015. Total annualized new business premiums for the nine months ended September 30, 2016, increased $155 million compared to the nine months ended September 30, 2015, primarily driven by sales to new and existing clients in both our group life and group disability businesses.

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

	September 30, 2016	December 31, 2015
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.6	$1.9
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.6	13.0
Other	0.2	0.1
Subtotal	12.8	13.1
Dual currency and synthetic dual currency investments(3)	0.8	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.6	13.9
Total hedges	$15.2	$15.8
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $35.1 billion and $30.5 billion as of September 30, 2016 and December 31, 2015, respectively, of U.S. dollar assets supporting U.S. dollar liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar cash flows.

Impact of foreign currency exchange rate movements on earnings

Foreign currency income hedging program

The financial results of our International Insurance segment reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which certain of the segment’s non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The fixed rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by dual currency and synthetic dual currency investments, as well as the anticipated level of non-yen denominated earnings that will be generated by non-yen denominated products and investments. For the nine months ended September 30, 2016, approximately 31% of the segment’s earnings were yen-based and, as of September 30, 2016, we have hedged 100% of expected yen-based earnings for 2016 and 100%, 61% and 18% of expected yen-based earnings for 2017, 2018 and 2019, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2016 and 2015 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 106 and 91 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1100 and 1120 Korean won per U.S. dollar, respectively. We expect our 2017 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 112 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1130 won per U.S. dollar. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
International Insurance Segment:
Impact of intercompany arrangement(1)	$(12)	$88	$23	$253
Corporate and Other operations:
Impact of intercompany arrangement(1)	12	(88)	(23)	(253)
Settlement gains (losses) on forward currency contracts	(11)	74	32	235
Net benefit (detriment) to Corporate and Other operations	1	(14)	9	(18)
Net impact on consolidated revenues and adjusted operating income	$(11)	$74	$32	$235
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

The notional amount of these forward currency contracts was $2.1 billion and $2.4 billion as of September 30, 2016 and December 31, 2015, respectively, of which $1.6 billion and $1.9 billion, respectively, were related to our Japanese insurance operations.

U.S. GAAP earnings impact of products denominated in non-local currencies

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations also offer products denominated in non-local currencies, most notably our Japanese operations, which offer U.S. and Australian dollar-denominated products. The non-local currency denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings.

As discussed above, we have implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $5.1 billion as of December 31, 2015, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 1% of the $5.1 billion balance will be recognized throughout the remainder of 2016 and approximately 8% will be recognized in 2017, with the remainder primarily recognized over the following ten years. As of September 30, 2016, the remaining net cumulative unrealized investment gains balance related to these assets was $4.5 billion.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,533	$2,250	$7,509	$6,923
Gibraltar Life and Other operations	2,851	2,500	8,262	7,770
Total revenues	5,384	4,750	15,771	14,693
Benefits and expenses:
Life Planner operations	2,142	1,852	6,365	5,705
Gibraltar Life and Other operations	2,462	2,086	7,044	6,500
Total benefits and expenses	4,604	3,938	13,409	12,205
Adjusted operating income:
Life Planner operations	391	398	1,144	1,218
Gibraltar Life and Other operations	389	414	1,218	1,270
Total adjusted operating income	780	812	2,362	2,488
Realized investment gains (losses), net, and related adjustments(1)	364	364	1,353	815
Related charges	(9)	(10)	(25)	(53)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	23	(147)	(155)	(41)
Change in experience-rated contractholder liabilities due to asset value changes	(23)	147	155	41
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(18)	2	(37)	8
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,117	$1,168	$3,653	$3,258
__________

(1)	Includes gains (losses) from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $7 million, including a net unfavorable impact of $23 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $16 million, primarily reflecting the growth of business in force and continued strong persistency in Japan and Brazil, and a larger contribution from net investment results primarily from higher income on non-coupon investments. These favorable impacts were partially offset by less favorable comparative mortality experience and higher expenses, including those supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations decreased $25 million including a net unfavorable impact of $30 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $5 million, primarily reflecting the growth of business in force, including contributions from the Company’s recent indirect investment in AFP Habitat in Chile, and more favorable mortality experience, partially offset by higher net expenses and lower net investment spread results.

Nine Month Comparison. Adjusted operating income from our Life Planner operations decreased $74 million, including a net unfavorable impact of $75 million from currency fluctuations. Both periods also include the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $38 million net charge in the second quarter of 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan and Korea, compared to an $11 million net charge in the second quarter of 2015. Excluding the effect of these items, adjusted operating income increased $28 million, primarily reflecting the growth of business in force and continued strong persistency in Japan, and a larger contribution from net investment results primarily from higher income on non-coupon investments. These favorable impacts were partially offset by higher expenses, including those supporting business growth, and less favorable comparative mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $52 million including a net unfavorable impact of $94 million from currency fluctuations. Both periods also include the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $34 million net charge in the second quarter of 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan, compared to a $10 million net charge in the second quarter of 2015. Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations increased $66 million as the growth of business in force, including contributions from the Company’s recent indirect investment in AFP Habitat in Chile, more favorable comparative mortality experience and lower net expenses, including a gain on the sale of a home office property in Japan, were partially offset by a lower contribution from net investment spreads, primarily from lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $283 million including a net favorable impact of $183 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $100 million. This increase was primarily driven by higher premiums and policy charges and fee income of $54 million related to the growth of business in force, as discussed above. Net investment income increased $47 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $290 million including a net unfavorable impact of $206 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $84 million. Policyholder benefits, including changes in reserves, increased $51 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $36 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $351 million including a net favorable impact of $194 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $157 million. This increase was primarily driven by higher premiums and policy charges and fee income of $95 million related to the growth of business in force. Net investment income increased $26 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by lower investment spread income.

Benefits and expenses of our Gibraltar Life and Other operations increased $376 million including a net unfavorable impact of $224 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $152 million driven by an increase of $119 million in policyholder benefits, including changes in reserves, related to the growth of business in force, and an increase of $23 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

Nine Month Comparison. Revenues from our Life Planner operations increased $586 million including a net favorable impact of $190 million from currency fluctuations and a net charge of $19 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, revenues increased $415 million. This increase was primarily driven by higher premiums and policy charges and fee income of $269 million related to the growth of business in force, as discussed above. Net investment income increased $130 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $660 million including a net unfavorable impact of $265 million from currency fluctuations and a net charge of $8 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, benefits and expenses increased $387 million. Policyholder benefits, including changes in reserves, increased $299 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $76 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $492 million including a net favorable impact of $242 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $250 million, driven by business growth, as discussed above, and the gain on the sale of a home office property in Japan.

Benefits and expenses of our Gibraltar Life and Other operations increased $544 million including a net unfavorable impact of $336 million from currency fluctuations and a net charge of $24 million from our annual reviews and updates of assumptions, as discussed above. Excluding these items, benefits and expenses increased $184 million driven by an increase of $154 million in policyholder benefits, including changes in reserves, related to business growth and $28 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$323	$263	$947	$837
Gibraltar Life	460	408	1,318	1,178
Total	$783	$671	$2,265	$2,015
On a constant exchange rate basis:
Life Planner operations	$315	$284	$965	$879
Gibraltar Life	456	432	1,334	1,229
Total	$771	$716	$2,299	$2,108

The amount of annualized new business premiums and the sales mix in terms of types and currency denomination of products for any given period can be significantly impacted by several factors, including but not limited to: the addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

The current low interest rate environment in Japan, as discussed further in “—Executive Summary—Impact of a Low Interest Rate Environment” above, and fluctuating currency markets have contributed to a shift in demand for certain products. Our diverse product portfolio in Japan, in terms of currency mix and premium payment mode, allows us to mitigate the negative impact from this extremely low interest rate environment. We regularly examine our yen-based product offerings and their related profitability and, as a result, we have been repricing our products and have discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of products denominated in U.S. dollars relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$186	$29	$79	$21	$315	$178	$27	$63	$16	$284
Gibraltar Life:
Life Consultants	90	14	30	64	198	90	15	31	39	175
Banks(2)	142	0	17	27	186	134	0	7	53	194
Independent Agency	37	6	21	8	72	26	5	17	15	63
Subtotal	269	20	68	99	456	250	20	55	107	432
Total	$455	$49	$147	$120	$771	$428	$47	$118	$123	$716
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 12% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2016, and 5% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2015.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $31 million. Growth in Life Planner headcount and productivity in our Japan operation resulted in an increase in sales of U.S. dollar-denominated retirement income and whole life products and sales of yen-denominated term life products remained strong in the corporate market. Sales in our Brazilian operation increased across various product lines as Life Planner count and average premiums continued to grow. Sales of life protection products in our Korean operation decreased as a result of recent pricing actions.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $24 million. Life Consultant sales increased $23 million as higher sales of U.S. dollar-denominated whole life and annuity products were partially offset by lower sales of Australian dollar-denominated annuity products and yen-denominated whole life products. Independent Agency sales increased $9 million as higher sales of U.S. dollar-denominated whole life and retirement income products were partially offset by lower sales of Australian dollar-denominated annuity products. Bank channel sales declined $8 million as lower sales of yen-denominated whole life products were partially offset by higher sales of U.S. dollar-denominated whole life and retirement products.

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$568	$88	$251	$58	$965	$546	$83	$204	$46	$879
Gibraltar Life:
Life Consultants	276	42	85	170	573	260	47	98	102	507
Banks(2)	395	0	57	110	562	374	1	13	141	529
Independent Agency	99	19	51	30	199	77	19	54	43	193
Subtotal	770	61	193	310	1,334	711	67	165	286	1,229
Total	$1,338	$149	$444	$368	$2,299	$1,257	$150	$369	$332	$2,108
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 8% and 52%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2016, and 6% and 54%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2015.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $86 million. Growth in Life Planner headcount and productivity in our Japan operation resulted in an increase in sales of U.S. dollar-denominated retirement and whole life products and sales of yen-denominated term life products remained strong in the corporate market. Lower sales of life protection products in our Korean operation as a result of recent pricing actions were partially offset by higher sales in our Brazilian operation across various product lines as Life Planner count and average premiums continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $105 million. Life Consultant sales increased $66 million as higher sales of U.S. dollar-denominated whole life and annuity products were partially offset by lower sales of yen-denominated life protection products and Australian dollar-denominated retirement income and annuity products. Bank channel sales increased $33 million primarily driven by higher sales of U.S. dollar-denominated whole life, retirement income and annuity products, partially offset by lower sales of yen-denominated whole life and annuity products. Independent Agency sales increased $6 million as higher sales of U.S. dollar-denominated whole life and retirement income products were partially offset by lower sales of Australian dollar-denominated annuity and retirement products and yen-denominated retirement and annuity products.

Corporate and Other

As described in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Business—Financial Services Businesses—Corporate and Other,” Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating results:
Capital debt interest expense	$(172)	$(166)	$(515)	$(556)
Operating debt interest expense, net of investment income	0	(8)	(24)	52
Pension and employee benefits	22	34	70	117
Other corporate activities(1)	(263)	(168)	(671)	(468)
Adjusted operating income	(413)	(308)	(1,140)	(855)
Realized investment gains (losses), net, and related adjustments	(208)	(1,110)	(2,966)	(965)
Related charges	(18)	17	12	26
Divested businesses	56	8	76	(26)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	1	(2)	(1)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(585)	$(1,392)	$(4,020)	$(1,821)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $105 million. Net charges from other corporate activities increased $95 million, reflecting higher costs for employee compensation plans tied to equity market returns, the absence of a favorable impact from escheatment related matters, including the settlement of a reinsurance recoverable in the prior year period, increased costs for enhanced regulatory supervision and other corporate expenses. Results from pension and employee benefits decreased $12 million, primarily reflecting lower income from our qualified pension plan, driven by lower plan asset values, as well as the unfavorable impact of higher interest costs on the plan obligation due to the increase in interest rates in 2015. Capital debt interest expense increased $6 million, and operating debt interest expense, net of investment income, decreased $8 million. A decrease in operating debt interest expense was primarily from efforts to reduce leverage through senior debt maturities in late 2015 and early 2016, and the early extinguishment of certain debt in the second quarter of 2016.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $285 million. Net charges from other corporate activities increased $203 million, primarily reflecting costs associated with the early extinguishment of certain debt, the absence of a favorable impact from escheatment related matters in the prior year period, as discussed above, higher legal costs, increased costs for enhanced regulatory supervision and other corporate expenses. Operating debt interest expense, net of investment income, increased $76 million, primarily reflecting lower net investment income from non-coupon investments and lower levels of invested assets resulting from assets transferred to other business segments. Results from pension and employee benefits decreased $47 million, primarily reflecting lower income from our qualified pension plan driven by lower plan asset values as well as the unfavorable impact of higher interest costs on the plan obligation due to the increase in interest rates in 2015. Capital debt interest expense decreased $41 million, primarily from the reassignment of capital debt to operating debt and efforts to reduce leverage.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $103 million and $2,128 million for the three and nine months ended September 30, 2016, respectively, and net losses of $981 million and $742 million for the three and nine months ended September 30, 2015, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. In implementing our capital management strategies, Corporate and Other may enter into intercompany derivatives with certain business segments. During the first nine months of 2016, primarily as a result of the change in our Individual Annuities’ risk management strategy, we terminated a significant portion of the existing intercompany derivative transactions related to interest rate risk and expect to manage most of this risk within the business segments in the future. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Long-Term Care	$58	$10	$85	$(28)
Other	(2)	(2)	(9)	2
Total divested businesses income (loss) excluded from adjusted operating income	$56	$8	$76	$(26)

Long-Term Care. Results for the third quarter of 2016 increased compared to the prior year period primarily reflecting favorable policy experience, higher investment income, partially offset by a decrease in net realized investment gains driven by a less favorable comparative impact from derivatives used in duration management. Results for the first nine months of 2016 increased compared to the prior year period primarily reflecting favorable policy experience and an increase in net realized investment gains driven by a favorable comparative impact from derivatives used in duration management.

Closed Block Division

The Closed Block division includes certain in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 6 to the Unaudited Interim Consolidated Financial Statements for additional details.

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

As of September 30, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,572 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,795 million at September 30, 2016, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
	(in millions)
U.S. GAAP results:
Revenues	$1,481	$1,368	$4,156	$4,612
Benefits and expenses	1,450	1,260	4,230	4,474
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$31	$108	$(74)	$138

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $77 million. Results for the third quarter of 2016 reflected a $58 million increase in net realized investment gains, primarily due to gains from sales of fixed maturities and more favorable changes in the value of derivatives used in risk management activities, partially offset by lower gains on equity securities. Net investment income increased $30 million, primarily driven by higher income on non-coupon investments, partially offset by lower reinvestment rates. Net insurance activity results decreased $17 million due to higher dividends to policyholders as a result of an increase in the 2016 dividend scales. As a result of the above and other variances, a $54 million increase in the policyholder dividend obligation was recorded in the third quarter of 2016, compared to a $139 million reduction in the third quarter of 2015. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Nine Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $212 million. Results for the first nine months of 2016 reflected a $373 million decrease in net realized investment gains, primarily due to lower gains on equity securities, less favorable changes in the value of derivatives used in risk management activities and lower gains from sales of fixed maturities. Net investment income decreased $67 million, primarily due to lower returns on non-coupon investments and lower reinvestment rates. As a result of the above and other variances, a $123 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2016, compared to a $69 million increase in the first nine months of 2015.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $113 million, primarily due to a $58 million increase in net realized investment gains and a $30 million increase in net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $190 million, primarily due to a $201 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

Nine Month Comparison. Revenues decreased $456 million, primarily due to a $373 million decrease in net realized investment gains and a $67 million decrease in net investment income, as discussed above. In addition, premiums declined $32 million, primarily due to the runoff of policies in force.

Benefits and expenses decreased $244 million, primarily due to a $165 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $55 million, primarily due to the runoff of policies in force.

Income Taxes

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $501 million in the third quarter of 2016, compared to an expense of $584 million in the third quarter of 2015. The decreased expense was primarily due to changes in projected “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” and the difference in tax rates in the jurisdictions in which those earnings are derived.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $1,300 million in the first nine months of 2016 compared to an expense of $1,962 million in the first nine months of 2015. The decreased expense was primarily due to a decrease in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the first nine months of 2016 compared to the first nine months of 2015. On March 31, 2016, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2016. On March 31, 2015, the government of Japan enacted a reduction in the Japanese tax rate by approximately 2%, effective April 1, 2015. As a result, the impact of lower “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in the first nine months of 2016 compared to the first nine months in 2015 was partially offset by $24 million and $75 million of additional tax expense related to re-measurement of Japan deferred tax assets at the new tax rates during the first nine months of 2016 and 2015, respectively.

For additional information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses that are reflected as discontinued operations under U.S. GAAP. Income (loss) from discontinued operations, net of taxes, was less than $1 million for the three and nine months ended September 30, 2016 and 2015.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$14	$(81)	$516	$(324)
Derivatives	(22)	(14)	(130)	108
Commercial mortgages and other loans	(6)	(1)	(10)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	24	111	(417)	254
Net gains (losses)	$10	$15	$(41)	$41
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$23	$(147)	$(155)	$(41)
Change in experience-rated contractholder liabilities due to asset value changes	(23)	147	155	41
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$37	$(228)	$361	$(365)
Derivatives	(22)	(14)	(130)	108
Commercial mortgages and other loans	(6)	(1)	(10)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	1	258	(262)	295
Net gains (losses)	$10	$15	$(41)	$41
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of less than $1 million and $3 million as of September 30, 2016 and 2015, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $5 million and decreases of $16 million for the three months ended September 30, 2016 and 2015, respectively, and increases of $51 million and decreases of $41 million for the nine months ended September 30, 2016 and 2015, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of September 30, 2016				As of December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for- sale	$302,914	$5,051	$40,330	$874	$252,528	$4,598	$37,795	$1,022
Trading account assets:
Fixed maturities	24,042	508	170	0	29,091	840	176	0
Equity securities	2,168	458	127	94	2,240	537	112	52
All other(3)	2,880	2	0	0	3,361	5	0	0
Subtotal	29,090	968	297	94	34,692	1,382	288	52
Equity securities, available-for- sale	7,307	288	2,458	10	6,547	264	2,727	2
Commercial mortgage and other loans	572	0	0	0	274	0	0	0
Other long-term investments(1)	103	14	0	0	172	39	10	10
Short-term investments	4,274	1	654	0	6,270	0	1,217	0
Cash equivalents	17,857	0	955	0	13,143	0	1,065	0
Other assets	68	64	0	0	16	7	0	0
Subtotal excluding separate account assets	362,185	6,386	44,694	978	313,642	6,290	43,102	1,086
Separate account assets(1)	265,915	1,973	0	0	259,909	1,995	0	0
Total assets	$628,100	$8,359	$44,694	$978	$573,551	$8,285	$43,102	$1,086
Future policy benefits	$13,024	$13,024	$0	$0	$8,434	$8,434	$0	$0
Other liabilities(3)	487	19	5	0	32	2	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	2,722	2,722	0	0	8,597	8,597	0	0
Total liabilities	$16,233	$15,765	$5	$0	$17,063	$17,033	$1	$0
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(2)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 2.2%, respectively, as of September 30, 2016, and 1.4% and 2.5%, respectively, as of December 31, 2015.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $3.6 billion of public fixed maturities as of September 30, 2016 with values primarily based on indicative broker quotes, and approximately $2.0 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, GMWB and GMIWB. These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $13.0 billion as of September 30, 2016. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 5 to the Unaudited Interim Consolidated Financial Statements, notes issued by consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on corresponding bank loan collateral.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$660	$1,605	$3,867	$3,557
Closed Block division	153	95	260	633
Consolidated realized investment gains (losses), net	$813	$1,700	$4,127	$4,190
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$308	$294	$661	$966
Equity securities	44	(35)	19	43
Commercial mortgage and other loans	6	(7)	35	22
Derivative instruments	304	1,419	3,210	2,549
Other	(2)	(66)	(58)	(23)
Total	$660	$1,605	$3,867	$3,557
Related adjustments	(437)	(488)	(1,424)	(838)
Realized investment gains (losses), net, and related adjustments	223	1,117	2,443	2,719
Related charges	426	(679)	(1,096)	(944)
Realized investment gains (losses), net, and related charges and adjustments	$649	$438	$1,347	$1,775
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$57	$(13)	$64	$155
Equity securities	80	82	204	351
Commercial mortgage and other loans	(1)	0	1	1
Derivative instruments	19	33	8	139
Other	(2)	(7)	(17)	(13)
Total	$153	$95	$260	$633

2016 to 2015 Three Month Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$356	$407
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(16)	(49)
Gross losses on sales and maturities(1)	(32)	(63)
Credit related losses on sales	0	(1)
Total gross realized investment losses	(48)	(113)
Realized investment gains (losses), net—Fixed Maturity Securities	$308	$294
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$324	$344
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

Net gains on sales and maturities of fixed maturity securities were $324 million and $344 million in the third quarter of 2016 and 2015, respectively, primarily due to net gains of $318 million and $260 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities.

Net realized gains on equity securities were $44 million in the third quarter of 2016, primarily driven by net gains on sales of equity securities of $64 million, offset by OTTI of $20 million. Net realized losses on equity securities were $35 million in the third quarter of 2015, primarily driven by OTTI of $52 million, offset by net gains on sales of equity securities of $17 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the third quarter of 2016 were $6 million, primarily driven by servicing revenue of $14 million in our Asset Management business. These gains were partially offset by an increase in the loan loss reserve of $6 million. Net realized losses on commercial mortgage and other loans in the third quarter of 2015 were $7 million, primarily driven by a net increase in the loan loss reserve of $8 million. For additional information regarding our commercial mortgage and other loan loss reserves, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized gains on derivatives were $304 million and $1,419 million in the third quarter of 2016 and 2015, respectively. The net derivative gains in the third quarter of 2016 primarily reflect $319 million of gains on derivatives in Japan operations as the Japanese yen strengthened against various currencies; $45 million of gains of interest rate derivatives used to manage duration as longer-term swap rates decreased; and $40 million of gains primarily representing the fees earned on fee-based Guaranteed Investment Contracts (“GICs”) which are accounted for as derivatives. Partially offsetting these gains is $96 million of losses on Japan net long duration derivatives as Japan swap rates increased. The net gains in the third quarter of 2015 primarily reflect $615 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $479 million of gains on interest rate derivatives used to manage duration as swap rates decreased, $226 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, and $39 million of gains primarily representing fees earned on GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2016 include net negative related adjustments of $437 million, primarily driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.” Results for the third quarter of 2015 include net negative related adjustments of $488 million driven by settlements on interest rate and currency derivatives.

 Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the third quarter of 2016 include a net related benefit of $426 million, compared to a net related charge of $679 million for the third quarter of 2015. The current year results were driven by a benefit of $515 million from the implementation of a new ALM strategy in the Individual Annuities segment, and the prior year results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see “Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” and Note 11 to the Unaudited Interim Consolidated Financial Statements.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$13	$4
Private fixed maturity securities	3	45
Total fixed maturity securities	16	49
Equity securities	20	52
Other invested assets(1)	11	64
Total(2)	$47	$165
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$14	$49
Due to other accounting guidelines(2)	2	0
Total(3)	$16	$49
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

Fixed maturity security OTTI in the third quarter of 2016 were concentrated in the capital goods and foreign agency sectors within corporate securities. Fixed maturity security OTTI in the third quarter of 2015 were concentrated in the industrial other sector within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the third quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the third quarter of 2016 and 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$84	$21
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(13)	(24)
Gross losses on sales and maturities(1)	(14)	(10)
Credit related losses on sales	0	0
Total gross realized investment losses	(27)	(34)
Realized investment gains (losses), net—Fixed Maturity Securities	$57	$(13)
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$70	$11
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

Net realized gains on equity securities were $80 million and $82 million in the third quarter of 2016 and 2015, respectively, primarily driven by net gains on sales. See below for additional information regarding OTTI of equity securities.

Net realized gains on derivatives were $19 million and $33 million in the third quarter of 2016 and 2015 respectively. Derivative gains in the third quarter of 2016 primarily reflect $18 million of gains on interest rate derivatives used to manage duration as longer-term swap rates decreased. The net gains in the third quarter of 2015 primarily reflect $39 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies.

    The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$7	$2
Private fixed maturity securities	6	22
Total fixed maturity securities	13	24
Equity securities	3	8
Other invested assets(1)	7	4
Total(2)	$23	$36
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$13	$24
Due to other accounting guidelines	0	0
Total(2)	13	24
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

Fixed maturity security OTTI in the third quarter of 2016 were concentrated in the capital goods and foreign agency sectors within corporate securities. Fixed maturity security OTTI in the third quarter of 2015 were concentrated in the industrial other, foreign government, and communications sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the third quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in both the third quarter of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships.

2016 to 2015 Nine Month Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,051	$1,173
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(101)	(71)
Gross losses on sales and maturities(1)	(278)	(132)
Credit related losses on sales	(11)	(4)
Total gross realized investment losses	(390)	(207)
Realized investment gains (losses), net—Fixed Maturity Securities	$661	$966
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$773	$1,041
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

Net gains on sales and maturities of fixed maturity securities were $773 million in the first nine months of 2016, primarily due to net gains of $819 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. The net gains in the first nine months of 2016 were partially offset by net trading losses of approximately $190 million on sales of securities within the energy sector and OTTI of $101 million. Net gains on sales and maturities of fixed maturity securities were $1,041 million in the first nine months of 2015, were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities in the first nine months of 2016 and 2015.

Net realized gains on equity securities were $19 million and $43 million in the first nine months of 2016 and 2015, respectively, and included net gains on sales of equity securities of $74 million and $109 million, respectively. Both periods’ gains were offset by OTTI of $55 million and $66 million, in the first nine months of 2016 and 2015, respectively. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans were $35 million and $22 million in the first nine months of 2016 and 2015 respectively, primarily driven by servicing revenue of $36 million and $26 million in our Asset Management business.

Net realized gains on derivatives were $3,210 million and $2,549 million in the first nine months of 2016 and 2015, respectively. The net derivative gains in the first nine months of 2016 primarily reflect $1,351 million of gains on interest rate derivatives used to manage duration as swap rates decreased; $1,348 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; and $116 million of gains primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. The net gains in the first nine months of 2015 primarily reflect $1,732 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $344 million of gains on interest rate derivatives used to manage duration as swap rates decreased, $287 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies, and $120 million of gains primarily representing fees earned on GICs.

Related adjustments for the first nine months of 2016 include net negative related adjustments of $1,424 million compared to net negative related adjustments of $838 million for the first nine months of 2015. Results for the first nine months of 2016 were driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net.” The net negative related adjustment was also driven by settlements on interest rate and currency derivatives. Results for the first nine months of 2015 were primarily driven by settlements on interest rate and currency derivatives.

Related charges include net related charges of $1,096 million for the first nine months of 2016 compared to net related charges of $944 million for the first nine months of 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves including, for the first nine months of 2016, a benefit of $515 million from the implementation of a new ALM strategy in the Individual Annuities segment discussed above.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$51	$10
Private fixed maturity securities	50	61
Total fixed maturity securities	101	71
Equity securities	55	66
Other invested assets(1)	51	90
Total(2)	$207	$227
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$73	$70
Due to other accounting guidelines(2)	28	1
Total(3)	$101	$71
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

Fixed maturity security OTTI in the first nine months of 2016 were concentrated in the energy, capital goods, and foreign agency sectors within corporate securities. Fixed maturity security OTTI in the first nine months of 2015 were concentrated in the industrial other, consumer cyclical, and utility sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first nine months of 2016 and 2015 were primarily due to the extent and duration of declines in values.
Other invested assets OTTI in the first nine months of 2016 were primarily due to the extent and duration of declines in values of investments in limited partnerships within the energy sector. Other invested assets OTTI in the first nine months of 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships within the energy, finance, and utility sectors.
Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of the dates indicated.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$183	$228
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(65)	(39)
Gross losses on sales and maturities(1)	(50)	(34)
Credit related losses on sales	(4)	0
Total gross realized investment losses	(119)	(73)
Realized investment gains (losses), net—Fixed Maturity Securities	$64	$155
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$133	$194
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

Net realized gains on equity securities were $204 million and $351 million in the first nine months of 2016 and 2015, respectively, resulting from net gains on sales. See below for additional information regarding the OTTI of equity securities in the first nine months of 2016 and 2015.

Net realized gains on derivatives were $8 million and $139 million in the first nine months of 2016 and 2015 respectively. Derivative gains in the first nine months of 2016 primarily reflect $17 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies; and $15 million of gains on interest rate derivatives used to manage duration as swap rates decreased. Partially offsetting these gains is $28 million of losses on the net-short treasury futures used to manage duration as treasury rates decreased. Derivative gains in the first nine months of 2015 primarily reflect net gains of $147 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type, and for fixed maturity securities, by reason.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Public fixed maturity securities	$20	$6
Private fixed maturity securities	45	33
Total fixed maturity securities	65	39
Equity securities	10	11
Other invested assets(1)	20	15
Total(2)	$95	$65
__________

(1)	Includes OTTI related to investments in joint ventures and partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Due to credit events or adverse conditions of the respective issuer(1)	$63	$39
Due to other accounting guidelines	2	0
Total(2)	$65	$39
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

Fixed maturity security OTTI in the first nine months of 2016 were concentrated in the energy and transportation sectors within corporate securities. Fixed maturity security OTTI in the first nine months of 2015 were concentrated in the industrial other, foreign government, and capital goods sectors within corporate securities. In both periods these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.
Equity security OTTI in both the first nine months of 2016 and 2015 were primarily due to the extent and duration of declines in values.
Other invested assets OTTI in both the first nine months of 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in limited partnerships primarily in the energy sector.

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

	September 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$263,533	66.5%	$25,567	$289,100
Public, held-to-maturity, at amortized cost	2,017	0.5	0	2,017
Private, available-for-sale, at fair value	39,174	9.9	14,763	53,937
Private, held-to-maturity, at amortized cost	454	0.1	0	454
Trading account assets supporting insurance liabilities, at fair value	21,828	5.5	0	21,828
Other trading account assets, at fair value	1,545	0.4	297	1,842
Equity securities, available-for-sale, at fair value	7,294	1.8	2,458	9,752
Commercial mortgage and other loans, at book value	42,002	10.6	9,650	51,652
Policy loans, at outstanding balance	7,335	1.8	4,696	12,031
Other long-term investments(1)	7,318	1.8	3,036	10,354
Short-term investments	4,541	1.1	680	5,221
Total general account investments	397,041	100.0%	61,147	458,188
Invested assets of other entities and operations(2)	7,583		0	7,583
Total investments	$404,624		$61,147	$465,771

	December 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,628	63.1%	$23,505	$240,133
Public, held-to-maturity, at amortized cost	1,834	0.5	0	1,834
Private, available-for-sale, at fair value	35,767	10.4	14,290	50,057
Private, held-to-maturity, at amortized cost	474	0.1	0	474
Trading account assets supporting insurance liabilities, at fair value	20,522	6.0	0	20,522
Other trading account assets, at fair value	1,561	0.5	288	1,849
Equity securities, available-for-sale, at fair value	6,537	1.9	2,726	9,263
Commercial mortgage and other loans, at book value	40,486	11.8	9,771	50,257
Policy loans, at outstanding balance	6,867	2.0	4,790	11,657
Other long-term investments(1)	6,549	1.9	2,921	9,470
Short-term investments	6,250	1.8	1,467	7,717
Total general account investments	343,475	100.0%	59,758	403,233
Invested assets of other entities and operations(2)	13,959		0	13,959
Total investments	$357,434		$59,758	$417,192
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2016 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, the translation impact of the yen strengthening against the U.S. dollar and the reinvestment of net investment income and net business inflows. The increase in general account investments attributable to the Closed Block division in the first nine months of 2016 was primarily due to a net increase in fair value driven by a decrease in interest rates in the U.S. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2016 and December 31, 2015, 44% and 41%, respectively, of our general account investments, other than those of the Closed Block division, related to our Japanese insurance operations.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2016	December 31, 2015
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$136,017	$109,257
Public, held-to-maturity, at amortized cost	2,017	1,834
Private, available-for-sale, at fair value	11,568	9,747
Private, held-to-maturity, at amortized cost	454	474
Trading account assets supporting insurance liabilities, at fair value	2,283	2,020
Other trading account assets, at fair value	470	647
Equity securities, available-for-sale, at fair value	2,816	2,660
Commercial mortgage and other loans, at book value	11,446	9,756
Policy loans, at outstanding balance	2,581	2,208
Other long-term investments(1)	2,677	1,742
Short-term investments	389	417
Total Japanese general account investments	$172,718	$140,762

__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2016 was primarily attributable to the translation impact of the yen strengthening against the U.S. dollar, a net increase in fair value driven by a decrease in interest rates in the U.S. and Japan, the reinvestment of net investment income and net business inflows.

As of September 30, 2016, our Japanese insurance operations had $57.3 billion, at fair value, of investments denominated in U.S. dollars, including $5.1 billion that were hedged to yen through third-party derivative contracts and $38.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2015, our Japanese insurance operations had $50.2 billion, at fair value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third-party derivative contracts and $32.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $7.1 billion increase in the fair value of U.S. dollar-denominated investments from December 31, 2015, is primarily attributable to a net increase in fair value driven by the decrease in interest rates and portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.1 billion and $10.0 billion, at fair value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2016 and December 31, 2015, respectively. The $1.1 billion increase in the fair value of Australian dollar-denominated investments from December 31, 2015, is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income as well as a net increase in fair value driven by the decrease in Australian interest rates.

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

	Three Months Ended September 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.86%	$2,437	5.00%	$433	3.99%	$2,870
Trading account assets supporting insurance liabilities	3.72	202	0.00	0	3.72	202
Equity securities	6.10	82	3.05	13	5.37	95
Commercial mortgage and other loans	4.18	432	4.82	117	4.30	549
Policy loans	4.93	89	6.00	70	5.35	159
Short-term investments and cash equivalents	0.63	33	2.32	5	0.67	38
Other investments	8.65	185	12.68	103	9.76	288
Gross investment income before investment expenses	3.89	3,460	5.43	741	4.09	4,201
Investment expenses	(0.13)	(106)	(0.25)	(39)	(0.14)	(145)
Investment income after investment expenses	3.76%	3,354	5.18%	702	3.95%	4,056
Investment results of other entities and operations(2)		17		0		17
Total investment income		$3,371		$702		$4,073

	Three Months Ended September 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.96%	$2,214	4.86%	$418	4.08%	$2,632
Trading account assets supporting insurance liabilities	3.55	180	0.00	0	3.55	180
Equity securities	5.94	72	3.28	16	5.17	88
Commercial mortgage and other loans	4.48	435	5.75	141	4.73	576
Policy loans	4.97	84	5.98	72	5.39	156
Short-term investments and cash equivalents	0.22	10	1.26	3	0.25	13
Other investments	7.10	150	7.66	60	7.25	210
Gross investment income before investment expenses	3.95	3,145	5.19	710	4.13	3,855
Investment expenses	(0.14)	(98)	(0.26)	(38)	(0.15)	(136)
Investment income after investment expenses	3.81%	3,047	4.93%	672	3.98%	3,719
Investment results of other entities and operations(2)		22		0		22
Total investment income		$3,069		$672		$3,741
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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The increase in net investment income yield attributable to the Closed Block division for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, was primarily due to higher income from non-coupon investments.

The following tables set forth the income yield and investment income for each major investment category of our general account investments for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses).

	Nine Months Ended September 30, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.92%	$7,058	5.00%	$1,280	4.05%	$8,338
Trading account assets supporting insurance liabilities	3.61	572	0.00	0	3.61	572
Equity securities	6.19	239	3.53	46	5.52	285
Commercial mortgage and other loans	4.29	1,302	4.99	357	4.43	1,659
Policy loans	4.95	259	6.04	210	5.39	469
Short-term investments and cash equivalents	0.59	87	2.31	16	0.63	103
Other investments	4.90	307	6.79	162	5.42	469
Gross investment income before investment expenses	3.85	9,824	5.12	2,071	4.02	11,895
Investment expenses	(0.13)	(309)	(0.26)	(118)	(0.15)	(427)
Investment income after investment expenses	3.72%	9,515	4.86%	1,953	3.87%	11,468
Investment results of other entities and operations(2)		64		0		64
Total investment income		$9,579		$1,953		$11,532

	Nine Months Ended September 30, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Total
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.02%	$6,648	4.92%	$1,277	4.14%	$7,925
Trading account assets supporting insurance liabilities	3.61	545	0.00	0	3.61	545
Equity securities	5.91	208	3.64	56	5.21	264
Commercial mortgage and other loans	4.56	1,280	5.48	390	4.74	1,670
Policy loans	4.98	250	6.00	214	5.41	464
Short-term investments and cash equivalents	0.21	27	1.23	9	0.24	36
Other investments	6.47	408	7.77	180	6.82	588
Gross investment income before investment expenses	3.98	9,366	5.18	2,126	4.15	11,492
Investment expenses	(0.14)	(288)	(0.25)	(106)	(0.16)	(394)
Investment income after investment expenses	3.84%	9,078	4.93%	2,020	3.99%	11,098
Investment results of other entities and operations(2)		83		0		83
Total investment income		$9,161		$2,020		$11,181
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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The decrease in net investment income yield attributable to the Closed Block division for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, was primarily due to lower income on non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.57%	$1,539	4.56%	$1,417
Trading account assets supporting insurance liabilities	3.89	189	3.71	170
Equity securities	6.51	60	6.21	53
Commercial mortgage and other loans	4.18	317	4.51	336
Policy loans	5.44	63	5.48	63
Short-term investments and cash equivalents	0.64	31	0.22	9
Other investments	11.33	160	8.74	126
Gross investment income before investment expenses	4.36	2,359	4.32	2,174
Investment expenses	(0.13)	(63)	(0.14)	(58)
Investment income after investment expenses	4.23%	2,296	4.18%	2,116
Investment results of other entities and operations(2)		17		22
Total investment income		$2,313		$2,138
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

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily the result of higher fixed maturity prepayment fees and call premiums and higher income from non-coupon investments, partially offset by lower fixed income reinvestment rates.

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

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$4,482	4.65%	$4,251
Trading account assets supporting insurance liabilities	3.80	540	3.80	518
Equity securities	6.83	183	6.36	155
Commercial mortgage and other loans	4.31	973	4.58	990
Policy loans	5.46	188	5.50	188
Short-term investments and cash equivalents	0.58	81	0.21	24
Other investments	5.02	208	6.73	296
Gross investment income before investment expenses	4.23	6,655	4.34	6,422
Investment expenses	(0.14)	(187)	(0.14)	(167)
Investment income after investment expenses	4.09%	6,468	4.20%	6,255
Investment results of other entities and operations(2)		64		83
Total investment income		$6,532		$6,338
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

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily the result of lower income from non-coupon investments and lower fixed income reinvestment rates.

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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.04%	$898	3.22%	$797
Trading account assets supporting insurance liabilities	2.23	13	1.99	10
Equity securities	5.19	22	5.33	19
Commercial mortgage and other loans	4.17	115	4.38	99
Policy loans	3.99	26	3.89	21
Short-term investments and cash equivalents	0.52	2	0.28	1
Other investments	3.41	25	3.56	24
Gross investment income before investment expenses	3.15	1,101	3.30	971
Investment expenses	(0.12)	(43)	(0.13)	(40)
Total investment income	3.03%	$1,058	3.17%	$931
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

The decrease in net investment income yield on the Japanese insurance portfolio for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily attributable to lower fixed income reinvestment rates and lower yield from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $38.6 billion and $35.3 billion, for the three months ended September 30, 2016 and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.7 billion and $8.9 billion, for the three months ended September 30, 2016 and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.10%	$2,576	3.24%	$2,397
Trading account assets supporting insurance liabilities	2.01	32	1.87	27
Equity securities	4.75	56	4.90	53
Commercial mortgage and other loans	4.25	329	4.49	290
Policy loans	3.96	71	3.89	62
Short-term investments and cash equivalents	0.64	6	0.25	3
Other investments	4.65	99	5.87	112
Gross investment income before investment expenses	3.23	3,169	3.37	2,944
Investment expenses	(0.12)	(122)	(0.14)	(121)
Total investment income	3.11%	$3,047	3.23%	$2,823
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

The decrease in net investment income yield on the Japanese insurance portfolio for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily attributable to lower fixed income reinvestment rates and lower income from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $37.1 billion and $35.0 billion, for the nine months ended September 30, 2016, and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third party derivative contracts was approximately $9.5 billion and $9.2 billion for the nine months ended September 30, 2016, and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Energy Related Exposure

As of September 30, 2016, PFI excluding the Closed Block division had direct and indirect energy and related exposure with a market value of approximately $12.6 billion and a net unrealized gain of approximately $0.6 billion, which is reflected in AOCI. Of this exposure, $10.9 billion represented investments in public and private corporate fixed maturity securities and was concentrated primarily in midstream (33%), independent energy (29%), integrated energy (18%) and oil field services (14%). As of September 30, 2016, the credit quality of energy sector fixed maturity securities was 82% investment grade. The remaining exposure of $1.7 billion was comprised of trading assets, equity securities and private equity investments. Energy investment realized losses were approximately $3 million from OTTI for the three months ended September 30, 2016. There were no realized losses from sales for the three months ended September 30, 2016. Energy investment realized losses were approximately $190 million from sales and $101 million from OTTI for the nine months ended September 30, 2016. Our investments in the energy sector could experience future valuation declines or impairments if energy prices remain at current or lower levels for an extended period of time.

United Kingdom / European Union Exposure

As of September 30, 2016, PFI excluding the Closed Block had direct and indirect United Kingdom exposure with a market value of approximately $10.5 billion. Net unrealized gains were approximately $0.7 billion, which is reflected in AOCI. Of this exposure, $7.3 billion represented public and private corporate fixed maturity securities across a range of sectors, 92% of which was investment grade. In addition, $1.1 billion represented commercial mortgage loans with a weighted average loan to value ratio of 60% and a weighted average debt service coverage ratio of 2.64 times. The remaining United Kingdom exposure of $2.1 billion was comprised of trading account assets, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 40% was denominated in pound sterling, substantially all of which is hedged back to U.S. dollars.

As of September 30, 2016, PFI excluding the Closed Block had direct and indirect European Union exposure excluding the United Kingdom, with a market value of approximately $17.9 billion. Net unrealized gains were approximately $1.8 billion, which is reflected in AOCI. Of this exposure, $15.1 billion represented public and private corporate fixed maturity securities, 96% of which was investment grade. The remaining European Union exposure excluding the United Kingdom of $2.8 billion was comprised of trading assets, commercial mortgages, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 43% was denominated in foreign currencies, substantially all of which is hedged back to U.S. dollars. The total exposure was concentrated primarily in The Netherlands (28%), France (19%), Italy (13%), Germany (10%), Luxembourg (7%), Ireland (5%) and Sweden (5%).

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains (Losses) by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2016				December 31, 2015
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$24,858	$1,858	$136	$26,580	$21,505	$1,385	$224	$22,666
Consumer non-cyclical	23,404	2,854	129	26,129	20,732	2,073	408	22,397
Utility	19,183	2,453	130	21,506	17,369	1,423	393	18,399
Capital goods	11,341	1,217	125	12,433	10,503	978	241	11,240
Consumer cyclical	10,689	1,049	87	11,651	9,223	846	146	9,923
Foreign agencies	5,561	1,273	23	6,811	5,222	1,086	67	6,241
Energy	9,347	807	254	9,900	10,793	674	855	10,612
Communications	6,636	878	58	7,456	6,294	690	200	6,784
Basic industry	6,151	512	54	6,609	5,658	404	321	5,741
Transportation	7,542	871	77	8,336	6,536	605	105	7,036
Technology	3,854	302	45	4,111	3,459	278	72	3,665
Industrial other	3,781	374	36	4,119	3,547	245	73	3,719
Total corporate securities	132,347	14,448	1,154	145,641	120,841	10,687	3,105	128,423
Foreign government(3)	86,612	22,787	128	109,271	72,265	12,167	131	84,301
Residential mortgage-backed	4,489	341	3	4,827	4,861	353	6	5,208
Asset-backed	7,339	150	88	7,401	6,873	195	69	6,999
Commercial mortgage-backed	8,381	454	13	8,822	7,300	160	37	7,423
U.S. Government	16,040	4,368	34	20,374	11,479	2,900	11	14,368
State & Municipal(4)	8,070	1,261	4	9,327	7,661	675	39	8,297
Total(5)	$263,278	$43,809	$1,424	$305,663	$231,280	$27,137	$3,398	$255,019
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $485 million of gross unrealized gains and less than $1 million of gross unrealized losses as of September 30, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(3)
As of September 30, 2016 and December 31, 2015, based on amortized cost, 77% and 76% represent Japanese government bonds held by our Japanese insurance operations, respectively, with no other individual country representing more than 9% of the balance.

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

The increase in net unrealized gains from December 31, 2015 to September 30, 2016, was primarily due to a net increase in fair value driven by a decrease in interest rates in both the U.S. and Japan and credit spread tightening.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated.

Asset-Backed Securities at Amortized Cost

	September 30, 2016
	Lowest Rating Agency Rating					Total Amortized Cost	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$0	$22	$58	$412	$492	$1,141
Collateralized loan obligations	5,123	20	0	0	0	5,143	4,280
Collateralized by education loans(2)	21	372	0	0	0	393	392
Collateralized by credit cards	193	0	0	0	0	193	201
Collateralized by auto loans	845	0	0	0	0	845	518
Other asset-backed securities(3)	13	82	43	22	113	273	341
Total asset-backed securities(4)	$6,195	$474	$65	$80	$525	$7,339	$6,873
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $393 million of education loans included above carry a Department of Education guaranty as of September 30, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	September 30, 2016
	Lowest Rating Agency Rating					Total Fair Value	Total December 31, 2015
	AAA	AA	A	BBB	BB and below
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$0	$23	$59	$492	$574	$1,189
Collateralized loan obligations	5,072	20	0	0	0	5,092	4,317
Collateralized by education loans(2)	21	362	0	0	0	383	395
Collateralized by credit cards	199	0	0	0	0	199	206
Collateralized by auto loans	851	0	0	0	0	851	516
Other asset-backed securities(3)	13	82	48	22	137	302	376
Total asset-backed securities(4)	$6,156	$464	$71	$81	$629	$7,401	$6,999
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $383 million of education loans included above carry a Department of Education guaranty as of September 30, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of September 30, 2016, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$4,054	90.3%	$4,382	90.1%
Collateralized mortgage obligations	435	9.7	479	9.9
Total residential mortgage-backed securities	$4,489	100.0%	$4,861	100.0%
Portion rated AA or higher(2)	$4,432	98.7%	$4,791	98.6%
__________

(1)
As of September 30, 2016, of these securities, $2.903 billion are supported by U.S. government, and $1.151 billion are supported by foreign governments. As of December 31, 2015, of these securities, $3.267 billion were supported by the U.S. government and $1.115 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage).

Commercial Mortgage-Backed Securities at Amortized Cost

	September 30, 2016						Total December 31, 2015
	Lowest Rating Agency Rating(1)					Total Amortized Cost
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$1,487	$272	$0	$0	$0	$1,759	$0
2015	560	146	2	0	0	708	607
2014	2,526	3	2	0	0	2,531	2,420
2013	2,511	99	0	9	0	2,619	2,568
2012—2009	178	241	0	0	0	419	469
2008—2007	181	45	3	0	0	229	113
2006 & Prior	111	2	3	0	0	116	1,123
Total commercial mortgage-backed securities(2)(3)(4)	$7,554	$808	$10	$9	$0	$8,381	$7,300
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2016.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of September 30, 2016, are downgraded super senior securities with amortized cost of $19 million in AA and $4 million in A.

(4)	Included in the table above, as of September 30, 2016, are agency commercial mortgage-backed securities with amortized cost of $783 million, all rated AA.

Commercial Mortgage-Backed Securities at Fair Value

	September 30, 2016						Total December 31, 2015
	Lowest Rating Agency Rating(1)					Total Fair Value
	AAA	AA	A	BBB	BB and below
Vintage	(in millions)
2016	$1,493	$284	$0	$0	$0	$1,777	$0
2015	585	152	2	0	0	739	601
2014	2,701	3	2	0	0	2,706	2,471
2013	2,697	106	0	9	0	2,812	2,621
2012—2009	180	257	0	0	0	437	480
2008—2007	180	47	3	0	0	230	115
2006 & Prior	117	1	3	0	0	121	1,135
Total commercial mortgage-backed securities(2)(3)	$7,953	$850	$10	$9	$0	$8,822	$7,423
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2016.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of September 30, 2016, are agency commercial mortgage-backed securities with fair value of $826 million, all rated AA.

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

	September 30, 2016				December 31, 2015
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$200,867	$38,234	$452	$238,649	$177,350	$22,783	$1,445	$198,688
2	49,841	4,867	569	54,139	43,731	3,698	1,545	45,884
Subtotal High or Highest Quality Securities(5)	250,708	43,101	1,021	292,788	221,081	26,481	2,990	244,572
3	8,589	427	215	8,801	7,085	408	292	7,201
4	2,813	161	122	2,852	2,332	150	100	2,382
5	667	46	54	659	415	78	12	481
6	501	74	12	563	367	20	4	383
Subtotal Other Securities(6)(7)	12,570	708	403	12,875	10,199	656	408	10,447
Total Fixed Maturities	$263,278	$43,809	$1,424	$305,663	$231,280	$27,137	$3,398	$255,019
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of September 30, 2016 and December 31, 2015, 718 securities with amortized cost of $3,205 million (fair value, $3,342 million) and 938 securities with amortized cost of $4,253 million (fair value, $4,325 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $485 million of gross unrealized gains and less than $1 million of gross unrealized losses as of September 30, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(4)
As of September 30, 2016, includes gross unrealized losses of $229 million on public fixed maturities and $174 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2015, includes gross unrealized losses of $212 million on public fixed maturities and $196 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of September 30, 2016, includes $218,463 million of public fixed maturities and $32,245 million of private fixed maturities and, as of December 31, 2015, includes $190,638 million of public fixed maturities and $30,443 million of private fixed maturities.

(6)
On an amortized cost basis, as of September 30, 2016, includes $7,353 million of public fixed maturities and $5,217 million of private fixed maturities and, as of December 31, 2015, includes $5,836 million of public fixed maturities and $4,363 million of private fixed maturities.

(7)
On an amortized cost basis, as of September 30, 2016, securities considered below investment grade based on lowest of external rating agency ratings, total $13,834 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

As of September 30, 2016 and December 31, 2015, PFI excluding the Closed Block division had $1,158 million and $807 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, reported at fair value as a liability of $34 million and $27 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $2 million and $1 million for the three months ended September 30, 2016 and 2015, and a gain of $6 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of September 30, 2016 and December 31, 2015, PFI excluding the Closed Block division had $168 million and $409 million of notional amounts reported at fair value as a liability of $5 million and $4 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of $1 million and $2 million for the three months ended September 30, 2016 and 2015, and a loss of $4 million and $7 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $16 million and $49 million for the three months ended September 30, 2016 and 2015, respectively, and $101 million and $71 million for the nine months ended September 30, 2016 and 2015, respectively.
Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$908	$908	$765	$765
Fixed maturities:
Corporate securities	13,296	13,773	12,797	12,851
Commercial mortgage-backed securities	1,873	1,952	1,860	1,862
Residential mortgage-backed securities	1,217	1,261	1,411	1,428
Asset-backed securities	1,311	1,327	1,295	1,299
Foreign government bonds	784	813	680	694
U.S. government authorities and agencies and obligations of U.S. states	399	449	326	369
Total fixed maturities	18,880	19,575	18,369	18,503
Equity securities	1,223	1,345	1,030	1,254
Total trading account assets supporting insurance liabilities	$21,011	$21,828	$20,164	$20,522

As a percentage of amortized cost, 80% and 77% of the portfolio was publicly traded as of September 30, 2016 and December 31, 2015, respectively. As of both September 30, 2016 and December 31, 2015, 91% of the fixed maturity portfolio was considered high or highest quality based on NAIC or equivalent rating, respectively. As of September 30, 2016, $1.195 billion of the residential mortgage-backed securities were publicly traded agency pass-through securities, which are supported by U.S. government securities, of which more than 99% have credit ratings of A or higher. Collateralized mortgage obligations, including approximately $16 million secured by “ALT-A” mortgages, represented the remaining $22 million of residential mortgage-backed securities, of which 54% have credit ratings of A or better and 46% are BBB and below. For a discussion of this portfolio and changes in the fair value, see “—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments,” above.

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

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	1,144	1,051	1,016	964
Equity securities(1)	442	493	537	596
Total other trading account assets	$1,587	$1,545	$1,554	$1,561
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

As of September 30, 2016 and December 31, 2015, we held approximately 11% and 12%, respectively, of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans. These percentages are net of $91 million and $95 million allowance for losses as of September 30, 2016 and December 31, 2015, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated.

	September 30, 2016	December 31, 2015
	(in millions)
Commercial mortgage and agricultural property loans	$41,035	$39,002
Uncollateralized loans	746	966
Residential property loans	301	301
Other collateralized loans	11	312
Total commercial mortgage and other loans(1)	$42,093	$40,581
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

	September 30, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions:
Pacific	$13,250	32.3%	$12,285	31.5%
South Atlantic	7,974	19.4	7,764	19.9
Middle Atlantic	5,506	13.4	5,271	13.5
East North Central	2,349	5.8	2,704	6.9
West South Central	4,435	10.8	3,945	10.1
Mountain	1,936	4.7	1,697	4.4
New England	1,763	4.3	1,752	4.5
West North Central	623	1.5	608	1.6
East South Central	586	1.4	533	1.4
Subtotal-U.S.	38,422	93.6	36,559	93.8
Europe	1,511	3.7	1,608	4.1
Asia	543	1.3	406	1.0
Other	559	1.4	429	1.1
Total commercial mortgage and agricultural property loans	$41,035	100.0%	$39,002	100.0%

	September 30, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$6,620	16.2%	$6,510	16.7%
Retail	6,606	16.1	6,813	17.5
Office	9,246	22.5	8,498	21.8
Apartments/Multi-Family	10,992	26.8	10,079	25.8
Other	3,588	8.7	3,133	8.0
Agricultural properties	2,198	5.4	2,130	5.5
Hospitality	1,785	4.3	1,839	4.7
Total commercial mortgage and agricultural property loans	$41,035	100.0%	$39,002	100.0%

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

As of September 30, 2016, our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.47 times and a weighted average loan-to-value ratio of 56%. As of September 30, 2016, approximately 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those general account commercial mortgage and agricultural property loans that were originated in 2016, the weighted average debt service coverage ratio was 2.39 times and the weighted average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.6 billion and $1.4 billion of such loans as of September 30, 2016 and December 31, 2015, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2016, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below. For information regarding similar loans we hold as part of our commercial mortgage and agricultural property operations, see “—Invested Assets of Other Entities and Operations” below.

The following table sets forth the gross carrying value of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the dates indicated by loan-to-value and debt service coverage ratios.

Commercial Mortgage and Agricultural Property Loans by Loan-to-Value and Debt Service Coverage Ratios

	September 30, 2016
	Debt Service Coverage Ratio
	Greater than 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,278	$411	$260	$22,949
60%-69.99%	11,726	374	102	12,202
70%-79.99%	5,265	237	96	5,598
Greater than 80%	169	30	87	286
Total commercial mortgage and agricultural property loans	$39,438	$1,052	$545	$41,035

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the date indicated, by year of origination.

	September 30, 2016
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2016	$5,170	12.6%
2015	7,865	19.2
2014	7,233	17.6
2013	7,644	18.6
2012	3,959	9.6
2011	3,646	8.9
2010	2,276	5.6
2009 & Prior	3,242	7.9
Total commercial mortgage and agricultural property loans	$41,035	100.0%

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

Our general account investments in commercial mortgage and other loans attributable to PFI excluding the Closed Block division, based upon the recorded investment gross of allowance for credit losses, were $42,093 million and $40,581 million as of September 30, 2016 and December 31, 2015, respectively. As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2016 and December 31, 2015.
The following table sets forth the change in valuation allowances for our commercial mortgage and other loan portfolio as of the dates indicated.

	September 30, 2016	December 31, 2015
	(in millions)
Allowance, beginning of year	$95	$99
Addition to (release of) allowance for losses	(6)	(4)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	2	0
Allowance, end of period	$91	$95
Loan specific reserve	$6	$0
Portfolio reserve	$85	$95

The decrease in the allowance for losses for the nine months ended September 30, 2016 was primarily driven by improved credit quality of the portfolio.

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

	September 30, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$8	$1	$0	$9	$21	$1	$1	$21
Mutual fund common stocks(1)	3,147	521	3	3,665	2,918	333	76	3,175
Other common stocks	2,351	1,292	23	3,620	2,033	1,339	31	3,341
Total equity securities(2)	$5,506	$1,814	$26	$7,294	$4,972	$1,673	$108	$6,537
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

OTTI of equity securities attributable to PFI excluding the Closed Block division were $20 million and $52 million for the three months ended September 30, 2016 and 2015, respectively, and $55 million and $66 million for the nine months ended September 30, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated.

	September 30, 2016	December 31, 2015
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,675	$2,927
Hedge funds	1,592	1,160
Real estate-related	547	285
Real estate held through direct ownership	1,741	1,456
Other(1)	763	721
Total other long-term investments	$7,318	$6,549
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

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $11 million and $64 million for the three months ended September 30, 2016 and 2015, respectively, and $51 million and $90 million for the nine months ended September 30, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

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

	September 30, 2016	December 31, 2015
	(in millions)
Fixed Maturities:
Public, available-for-sale, at fair value	$204	$94
Private, available-for-sale, at fair value	3	39
Other trading account assets, at fair value	5,717	12,609
Equity securities, available-for-sale, at fair value	13	11
Commercial mortgage and other loans, at book value(1)	621	302
Other long-term investments	992	516
Short-term investments	33	388
Total investments	$7,583	$13,959
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The decrease in investments related to the invested assets of other entities and operations in the first nine months of 2016 was primarily attributable to a $7 billion decrease in other trading account assets due to adoption of the consolidation accounting standard update and resulted in the deconsolidation of certain of its previously consolidated collateralized loan obligations effective January 1, 2016.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board (“FSB”) has identified the Company as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “—Executive Summary—Regulatory Developments” above and “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

During the nine months ended September 30, 2016, we took the following significant actions that impacted our liquidity and capital position:

•
We executed the Variable Annuities Recapture, which enabled the Individual Annuities segment to distribute $1.0 billion of highly liquid assets to Prudential Financial and is expected to result in more efficient management of capital and liquidity associated with our variable annuities business. See “—Executive Summary—Variable Annuities Recapture” for further details;

•	We repurchased $1,375 million of shares of our Common Stock and declared aggregate Common Stock dividends of $938 million;

•	We retired $750 million of our outstanding senior debt through maturities;

•	We repurchased $500 million of our outstanding senior debt through a tender offer;

•
We obtained additional financing for Guideline AXXX and Regulation XXX reserves by increasing the amounts outstanding under captive financing facilities by $315 million and $77 million, respectively; and

•	A subsidiary, Prudential Holdings of Japan, entered into a new ¥100 billion three-year syndicated, unsecured committed credit facility, providing us with an additional source of liquidity.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2016, the Company had $43.1 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2016	December 31, 2015(1)
	(in millions)
Equity(2)	$31,506	$29,605
Junior subordinated debt (i.e., hybrid securities)	5,816	5,811
Other capital debt	5,826	6,069
Total capital	$43,148	$41,485

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

(2)
Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), PLNJ, which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2016, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	840%
Gibraltar Life consolidated(2)	987%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

Capital Protection Framework

We employ a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•	Equity market exposure affecting the statutory capital of the Company as a whole, which we manage through our equity hedge program and on-balance sheet and contingent sources of capital; and

•
Our decision to manage a portion of our interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, we execute intercompany derivative transactions between our Corporate and Other operations and certain business segments. We limit our exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During the first nine months of 2016, primarily as a result of the change in our Individual Annuities’ risk management strategy, we replaced a significant portion of these intercompany derivatives with external derivatives and expect to manage most of this interest rate risk within the business segments in the future. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Individual Annuities.”

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

As a result of the Variable Annuities Recapture described under “—Executive Summary—Variable Annuities Recapture”, the risks and associated hedging program related to certain variable annuity and retirement products no longer reside within our captive reinsurance company, Pruco Re. On September 30, 2016, Pruco Re was merged with and into PALAC.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2015, our Board of Directors (“the Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that covered the period from July 1, 2015 through June 30, 2016. In August 2016, the Board authorized a $500 million increase to the authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 is $2.0 billion.

The timing and amount of share repurchases will be determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act. The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2016.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2016	$0.70	$316	5.4	$375
June 30, 2016	$0.70	$313	5.0	$375
September 30, 2016	$0.70	$309	8.1	$625

As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to stricter requirements and limitations regarding capital and liquidity. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

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

As of September 30, 2016, Prudential Financial had highly liquid assets consisting of cash, short-term investments and U.S. Treasury fixed maturities with a carrying value totaling $4,576 million, a decrease of $6,528 million from December 31, 2015. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,529 million as of September 30, 2016, a decrease of $1,533 million from December 31, 2015.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2016
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,322
Net distributions from subsidiaries associated with the Variable Annuities Recapture	1,042
Proceeds from stock-based compensation and exercise of stock options	251
Interest income from subsidiaries on intercompany agreements, net of interest paid	7
Total sources	3,622
Uses:
Share repurchases(2)	1,339
Common stock dividends(3)	939
Maturities of long-term senior debt, excluding retail medium-term notes	750
Interest paid on external debt	572
Repurchase of medium-term notes through a tender offer	500
Capital contributions to subsidiaries(4)	395
Net income tax payments	334
Net payments under intercompany loan agreements(5)	293
Other, net	33
Total uses	5,155
Net increase (decrease) in highly liquid assets	$(1,533)

__________

(1)
Includes dividends and/or returns of capital of $900 million from Prudential Insurance, $576 million from asset management subsidiaries, $774 million from international insurance subsidiaries, $59 million from Prudential Annuities Holding Company and $13 million from other subsidiaries. Excludes dividends and/or returns of capital associated with the Variable Annuities Recapture.

(2)	Excludes $36 million related to trades that settled in October 2016.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)
Includes capital contributions of $355 million to international insurance subsidiaries ($159 million of which was related to our indirect investment in AFP Habitat), $36 million to Pruco Re and $4 million to other subsidiaries. Excludes capital contributions associated with the Variable Annuities Recapture.

(5)
Includes net receipts from subsidiaries from the issuance of notes of $357 million from international insurance subsidiaries and $494 million from Pruco Life, offset by net borrowings of $790 million by asset management subsidiaries, $350 million by Prudential Universal Reinsurance Company and $4 million from other subsidiaries.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. In the United States, dividends above thresholds calculated under applicable insurance laws are considered “extraordinary” and require the approval of the relevant state insurance regulator. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for details on specific dividend restrictions.

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first nine months of 2016, Prudential Insurance paid aggregate dividends of $3.0 billion ($1.0 billion as an ordinary dividend and $2.0 billion as an extraordinary dividend) to Prudential Financial. This amount consisted of a $2.1 billion dividend associated with the Variable Annuities Recapture, which was subsequently contributed to PALAC to support the risks of that business, and a $900 million dividend relating to the operations of Prudential Insurance.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, international insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. During the first nine months of 2016, Prudential Financial received $476 million from Prudential International Insurance Holdings, the domestic parent of our international insurance subsidiaries, of which ¥46 billion, or approximately $446 million, was from Japanese subsidiaries and ₩35.0 billion, or approximately $30 million, was from Prudential of Korea.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2016
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$8.2	$1.6	$1.0	$9.1	$0.1	$20.0	$10.3
Fixed maturity investments(1):
High or highest quality	100.3	34.6	18.9	10.3	5.2	169.3	147.5
Other than high or highest quality	6.8	3.8	1.8	0.4	0.4	13.2	12.3
Subtotal	107.1	38.4	20.7	10.7	5.6	182.5	159.8
Public equity securities	0.3	2.6	0.0	0.0	0.0	2.9	3.2
Total	$115.6	$42.6	$21.7	$19.8	$5.7	$205.4	$173.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2016
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2015
	(in billions)
Cash and short-term investments	$1.2	$2.6	$2.4	$6.2	$3.5
Fixed maturity investments(3):
High or highest quality(4)	39.2	95.5	18.2	152.9	123.8
Other than high or highest quality	0.7	2.5	1.1	4.3	3.3
Subtotal	39.9	98.0	19.3	157.2	127.1
Public equity securities	1.8	2.4	0.7	4.9	4.6
Total	$42.9	$103.0	$22.4	$168.3	$135.2
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of September 30, 2016, $111.4 billion, or 73%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

For the portion of our Individual Annuities’ risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Annuities’ risk management strategy, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” This portion of our Individual Annuities’ risk management strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior. Through March 31, 2016, this hedging portion of our risk management strategy was executed in Pruco Re. Effective April 1, 2016, following the Variable Annuities Recapture, this hedging portion of our risk management strategy resides in certain of our domestic life insurance subsidiaries. Future liquidity needs may be funded with available resources within these subsidiaries and from other resources of Prudential Financial and its affiliates.

The hedging portion of our Individual Annuities’ risk management strategy may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. Also, certain derivatives entered into on or after June 10, 2013, are subject to mandatory clearing requirements under Dodd-Frank and, as a result, typically have additional collateral requirements. As of September 30, 2016, the derivatives comprising the hedging portion of our risk management strategy were in a net receive position of $8.9 billion compared to a net receive position of $4.8 billion as of December 31, 2015. The change in collateral position was primarily driven by a decrease in interest rates and the inclusion of collateral from certain of our domestic statutory life insurance entities as a result of the Variable Annuities Recapture.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2016, we have hedged 100%, 100%, 61% and 18% of expected yen-based earnings for 2016, 2017, 2018 and 2019, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either yen-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from the hedging activities related to the yen and other currencies.

	Nine Months Ended September 30,
Cash Settlements:	2016	2015
	(in millions)
Income Hedges (External)(1)	$32	$235
Equity Hedges:
Internal	(154)	964
External	652	(316)
Total Equity Hedges	498	648
Total Cash Settlements	$530	$883

	As of
	September 30,	December 31,
Assets (Liabilities):	2016	2015
	(in millions)
Income Hedges (External)(2)	$(206)	$162
Equity Hedges:
Internal	(827)	964
External	(16)	699
Total Equity Hedges(3)	(843)	1,663
Total Assets (Liabilities)	$(1,049)	$1,825
__________

(1)	Includes Korean won-denominated cash settlements of $11 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Includes a liability of $15 million and an asset of $29 million as of September 30, 2016 and December 31, 2015, respectively, both of which are primarily denominated in Korean won.

(3)
As of September 30, 2016, approximately $70 million, $(354) million, and $(559) million of the net market value is scheduled to settle in 2016, 2017, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. In September 2016, Prudential Holdings of Japan, a wholly-owned subsidiary of Prudential Financial, entered into a ¥100 billion three-year syndicated, unsecured committed credit facility. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on these programs.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2016			December 31, 2015
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,114	$1,716	$6,830	$5,421	$2,461	$7,882
Cash collateral for loaned securities	3,269	1,768	5,037	2,095	1,401	3,496
Securities sold but not yet purchased	3	0	3	2	0	2
Total(1)	$8,386	$3,484	$11,870	$7,518	$3,862	$11,380
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$3,573	$2,379	$5,952	$5,574	$2,117	$7,691
Weighted average maturity, in days(3)	9	17		8	17
__________

(1)
The daily weighted average outstanding balance for the three and nine months ended September 30, 2016, was $8,752 million and $8,402 million, respectively, for PFI excluding the Closed Block division, and $4,027 million and $4,451 million, respectively, for the Closed Block division.

(2)
Amount for PFI excluding the Closed Block division as of December 31, 2015, includes $2,256 million of securities that had a term greater than one day due to the timing of the January 1, 2016, holiday.

(3)	Excludes securities that may be returned to the Company overnight.

As of September 30, 2016, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $114.0 billion, of which $11.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2016, we believe approximately $18.8 billion of the remaining eligible assets are readily lendable, including approximately $13.6 billion relating to PFI excluding the Closed Block division, of which $3.2 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $5.2 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2016, total short-term and long-term debt of the Company on a consolidated basis was $19.7 billion, a decrease of $1.1 billion from December 31, 2015. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2016			December 31, 2015(1)
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$45	$430	$475	$80	$384	$464
Current portion of long-term debt (2)	109	323	432	751	1	752
Subtotal	154	753	907	831	385	1,216
General obligation long-term debt:
Senior debt	9,932	1,082	11,014	10,543	1,323	11,866
Junior subordinated debt	5,816	0	5,816	5,811	0	5,811
Surplus notes(3)	0	1,338	1,338	0	1,352	1,352
Subtotal	15,748	2,420	18,168	16,354	2,675	19,029
Total general obligations	15,902	3,173	19,075	17,185	3,060	20,245
Limited recourse borrowing(4):
Long-term debt	0	590	590	0	565	565
Total limited recourse borrowings	0	590	590	0	565	565
Total borrowings	$15,902	$3,763	$19,665	$17,185	$3,625	$20,810
__________

(1)
Prior period has been revised to conform to current period presentation due to the adoption ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

(2)	Includes $73 million at September 30, 2016, of limited and non-recourse borrowing mortgage debt.

(3)	Amounts are net of assets under set-off arrangements of $5,292 million and $4,889 million as of September 30, 2016 and December 31, 2015, respectively.

(4)	Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of September 30, 2016 and December 31, 2015, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Prudential Financial’s borrowings decreased $1,283 million from December 31, 2015, primarily driven by the maturity of $750 million of senior debt and our repurchase of $500 million of senior debt through a tender offer. Borrowings of our subsidiaries increased $138 million from December 31, 2015, primarily driven by the issuance of $103 million of mortgage debt and a $46 million increase in commercial paper outstanding.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,850 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2016, an aggregate of $6,892 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $392 million since December 31, 2015. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2016.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of September 30, 2016		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,415		3,500
XXX	2014-2015	2027-2034	1,600	(2)	1,600
XXX	2014	2024	1,127		1,750
Total Credit-Linked Note Structures			$6,892		$8,850
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.6 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of September 30, 2016, we also had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2016, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies. The additional asset requirement for 2015 of approximately $400 million was funded during the first quarter of 2016 with a combination of existing assets and newly purchased assets sourced from affiliated financing. We expect the additional asset requirement for 2016 to be similar to the 2015 amount. While we continue to work with regulators and industry participants on potential long-term solutions, we currently plan to finance the 2016 additional asset requirement using internal resources.

Ratings

See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of our financial strength and credit ratings and their impact on our businesses. This section supplements, and should be read in conjunction with, the above.

On September 2, 2016, A.M. Best affirmed Prudential Financial’s long-term senior debt rating at “a-” and short-term debt rating at “AMB-1”. A.M. Best also affirmed the “A+” financial strength ratings of Prudential Financial’s core subsidiaries, including Prudential Insurance, PALAC and PRIAC, with stable outlooks.

On September 7, 2016, Fitch revised its Sector Outlook for U.S. life insurers to Negative. Fitch's Sector Outlook reflects its view of underlying fundamental trends in the industry and the current operating environment. The revision of the Sector Outlook to Negative is due to macro challenges tied to declining interest rates and market volatility. At the same time, Fitch kept its Rating Outlook on the U.S. life insurance sector as Stable. The Rating Outlook indicates the direction in which ratings are likely to move over the next 18-24 months. The current Stable rating reflects Fitch’s view that the impact of the negative fundamentals indicated in their Sector Outlook remain manageable in the context of industry earnings and capital over the outlook period, and Fitch’s expectations that key credit metrics will remain largely consistent with current ratings. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 9 to our Unaudited Interim Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2016, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2016, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(2)
July 1, 2016 through July 31, 2016	1,702,483	$73.51	1,700,454
August 1, 2016 through August 31, 2016	3,253,144	$77.09	3,243,098
September 1, 2016 through September 30, 2016	3,136,181	$79.79	3,133,298
Total	8,091,808	$77.38	8,076,850	$625,000,000
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

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 4, 2016

EXHIBIT INDEX

10.1	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors.

10.2	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of October 11, 2016).

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102