Form 10-K
period 2016-12-31
PRUDENTIAL FINANCIAL INC
filed 2017-02-17
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $31.30 billion and 439 million shares of the Common Stock were outstanding. As of January 31, 2017, 430 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2017, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2016.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX, Guideline AXXX and principles-based reserving requirements; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s fiduciary rules; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by the Company; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.264 trillion of assets under management as of December 31, 2016, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey.

Demutualization and Elimination of the Historic Separation of the Businesses

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became a wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under Prudential Insurance’s Plan of Reorganization, which required us to establish and operate a regulatory mechanism known as the “Closed Block.” The Closed Block includes certain in force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as certain related assets and liabilities. On the date of demutualization, eligible policyholders received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance.

From demutualization through December 31, 2014, the businesses of Prudential Financial were separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. Prior to December 31, 2014, the Financial Services Businesses were comprised of the U.S. Retirement Solutions and Investment Management division, the U.S. Individual Life and Group Insurance division and the International Insurance division, and the Closed Block formed the principal component of the Closed Block Business. From demutualization through December 31, 2014, Prudential Financial also had two classes of common stock outstanding: the Common Stock, which is publicly traded (NYSE:PRU) and which reflected the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, did not trade on any stock exchange, and which reflected the performance of the Closed Block Business. In January 2015 we repurchased and canceled all of the outstanding shares of Class B Stock.

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

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to adjust benefits pricing and commissions as well as closing of certain share classes. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders. Similarly, certain of our competitors have taken actions to modify benefits, to exit, or limit their presence in, the variable annuity marketplace. We believe our product offerings are competitive relative to other products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile and utilized external reinsurance as a form of risk mitigation, as discussed below, and have incorporated provisions in product design for certain products that allow frequent revisions of key pricing elements for new business. We continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while responding to market conditions and managing risks.

Products

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits), and annuitization options. The majority of our currently sold contracts include an optional guaranteed living benefit which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical inforce products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the HDI v.3.0 business. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial purchase payment paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

We also offer variable annuities without guaranteed living benefits and immediate annuities. The Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. For certain products, we have the ability to reset the crediting rates at our discretion subject to certain policy terms establishing guaranteed minimum interest crediting rates. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

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

Marketing and Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks and wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, an affiliated broker-dealer, and the agency distribution force of The Allstate Corporation (“Allstate”). Our distribution efforts are supported by a network of internal and external wholesalers.

For information regarding the U.S. Department of Labor (“DOL”) fiduciary rule and its impact on our Individual Annuities segment, see “Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” below.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.

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

Reserves

We establish reserves for our annuity products in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the guaranteed living benefit features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature and are based on assumptions a market participant would use in valuing these embedded derivatives. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.

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

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, the expertise of our employees, investment performance, and our ability to offer product features to meet the retirement income needs of our clients. We collect revenue based on assets or per participant charges for plan administration, recordkeeping and employee education services. While we continue to have heightened pricing pressures, driven by competition, contractual limits on fee income, the influence of intermediaries and regulations requiring more standard and consistent fee disclosures across industry providers, this business has experienced strong persistency in recent years.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions and successfully execute large-scale transactions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates, and customer service. We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value wrap market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise. We continue to be a market leader in the stable value wrap market despite increased competition.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the design, delivery and administration of defined contribution, defined benefit, and non-qualified plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we offer a variety of general and separate account stable value products and other fee-based separate accounts, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. In addition, certain products are marketed and sold on an investment-only basis through our full service distribution channels.

Our full service general account and separate account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. These stable value products are either fully or partially participating, with annual or semi-annual rate resets subject to certain contractual minimums, giving effect to previous investment experience. We earn profits from partially participating products from the spread between the rate of return we earn on the investments and the interest rates we credit, net of expenses. In addition, we may earn administrative fees for providing recordkeeping and other administrative services for both fully and partially participating products.

We also offer fee-based products, through which customer funds are held in separate accounts, retail mutual funds, institutional funds, or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee backed by the general account. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts and manage certain of the related risks with derivatives and other hedging instruments.

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

Payout Annuity Markets. We offer products designed to provide a predictable source of monthly income, generally for the life of the participant. Our newer pension risk transfer products include portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating group annuity contracts which we issue to pension plan sponsors and assume all of the investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump sum at inception. These products have economic features similar to our other general account annuity contracts, discussed below, but may also offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties, typically with monthly net settlements of premiums and benefits. As of December 31, 2016, our pension risk transfer business in force had an approximate average age of 74.

Other products include structured settlements, voluntary income products and other group annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. For our general account products, we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits reflect the emerging experience related to investment returns, timing of mortality, timing of retirement, and the level of expenses being more or less favorable than assumed in the original pricing. Our separate account products are primarily fee-based products that cover payments to be made to defined benefit plan retirees. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

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

We also offer investment-only general account products in the form of GICs and funding agreements. These products contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from these products result from the spread between the rates of return we earn on the investments and the interest rates we credit, net of expenses.

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

In our payout annuity area within our institutional investment products business, our pension risk transfer products, traditional group annuities and participating separate account annuities are typically distributed through actuarial consultants and third-party brokers. Structured settlements are distributed through unaffiliated specialized brokers. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity price quoting services.

In our stable value area within our institutional investment products business, we utilize our direct sales force and intermediaries to distribute investment-only stable value wraps and traditional GICs to plan sponsors and stable value fund managers, and to distribute funding agreements to investors. We also manage a global Funding Agreement Notes Issuance Program (“FANIP”) pursuant to which statutory trusts issue short-term commercial paper and/or medium-term notes secured by funding agreements issued to the trusts by Prudential Insurance. Prudential Insurance may also issue funding agreements directly to the Federal Home Loan Bank of New York.

For information regarding the DOL fiduciary rule and its impact on our Retirement segment, see “Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” below.

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

Reserves

We establish reserves for our retirement products in accordance with U.S. GAAP. We use best estimate assumptions with provisions for adverse deviation as of inception or best estimate assumptions as of the most recent loss recognition event when establishing reserves for future policyholder benefits and expenses, including assumptions for investment yield, expenses, mortality rates, persistency, retirement date and annuity form. Future policyholder benefit reserves also include amounts related to deferred profit liabilities, where applicable. We also establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.

Asset Management

Effective January 1, 2016, the Asset Management segment, formerly known in the marketplace as Prudential Investment Management, was rebranded as PGIM, The Global Investment Management Businesses of Prudential Financial, Inc (“PGIM”).

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

PGIM Fixed Income. PGIM Fixed Income manages assets for a wide range of clients worldwide through our operations in Newark, London, Singapore and Tokyo. Our products include traditional broad market fixed income and single-sector strategies, traditional and customized asset/liability strategies, hedge strategies and collateralized loan obligations. PGIM Fixed Income also serves as a non-custodial securities lending agent. Portfolios are managed by seasoned portfolio managers across sector specialist teams supported by significant credit research, quantitative research and risk management organizations.

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

PGIM Investments. PGIM Investments manufactures, distributes and services investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. These products are designed to be sold primarily by financial professionals including third-party advisors and licensed sales professionals within Prudential Advisors. We offer a family of retail investment products consisting of over 70 mutual funds as of December 31, 2016. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

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

In addition, we make strategic investments to support the creation and management of funds offered to third-party investors in private and public real estate, fixed income and publicly traded equity asset classes. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). We also make loans to, and guarantee obligations of, our managed funds that are secured by equity commitments from investors or assets of the funds.

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

For information regarding the DOL fiduciary rule and its impact on our Asset Management segment, see “Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” below.

U.S. Individual Life and Group Insurance Division

The U.S. Individual Life and Group Insurance division conducts its business through the Individual Life and Group Insurance segments.

Individual Life

Our Individual Life segment manufactures and distributes universal life, term life and variable life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets. In general, we consider: households with investable assets in excess of $25,000 or annual income in excess of $50,000 to be mass middle; households with investable assets or annual income in excess of $100,000 to be mass affluent; and households with investable assets in excess of $250,000 to be affluent in the U.S. market. Our life products are distributed through independent third-party distributors and licensed sales professionals within Prudential Advisors. We generally experience higher sales during the fourth quarter as some of our clients use life insurance for estate and tax planning purposes.

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

We periodically adjust product prices and features based on the market and our strategy, with a goal of managing the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

Products

Our primary insurance products are term life, variable life, guaranteed universal life and all other universal life, which represent 45%, 32%, 15% and 8%, respectively, of our face amount of individual life insurance in force, net of reinsurance as of December 31, 2016. We continue to maintain focus on our product diversification strategy which has positioned us to better balance portfolio risk and enhance our value proposition to our distribution partners and their clients. Additionally, most of our variable and universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements.

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

Variable Life Insurance. We offer several variable life insurance products that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of Individual Life’s profits, however, is associated with our large in force block of variable policies which are expected to run off over time as policies age.

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

Marketing and Distribution

Individual Life provides products to the U.S. mass middle, mass affluent and affluent markets through the following two channels:

Third-Party Distribution. Our individual life products are offered through a variety of third-party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Advisors. Prudential Advisors distributes Prudential universal, term and variable life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options. It also distributes selected insurance and investment products from other carriers and has access to non-proprietary property and casualty products. In addition, Prudential Advisors offers certain retail brokerage and retail investment advisory services through our dually registered broker-dealer and investment advisor, Pruco Securities, LLC. These services include brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services. Although Prudential Advisors generates an operating loss within our Individual Life segment, it generates positive overall value when we consider the aggregate value of the business that is acquired through this channel. Individual Life is paid a market rate by the Annuities and Asset Management segments to distribute their products. Any profit or loss is included in the results of the Individual Life segment and eliminated in consolidation.

For information regarding the DOL fiduciary rule and its impact on our Individual Life segment, see “Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” below.

Underwriting and Pricing

Underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We price policies using assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

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

Competition

We are a provider of both group life and disability insurance, and compete with other large, well-established life and health insurance providers in mature U.S. markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, range of product offerings and price. Pricing of group insurance products is reflective of the large number of competitors in the marketplace. The majority of our premiums are derived from large corporations, affinity groups or other organizations having over 10,000 insured individuals. Employee-paid (voluntary) coverage is important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value benefits offered at the workplace. Our profitability is dependent, in part, on the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

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

For the year ended December 31, 2016, our Life Planner and Gibraltar Life operations in Japan represented 37% and 51%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment and, in aggregate, represented 38% of the net premiums, policy charges and fee income of Prudential Financial, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, as of December 31, 2016, we have a 40% interest in a retirement services business in Chile, a 70% interest in a life insurance business in Malaysia, and a 49% interest in a life insurance joint venture in India, which increased from 26% as of December 31, 2015.

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

Competition

The life insurance markets in Japan and Korea are mature and pricing is competitive. Rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength. Demographic trends in Asia suggest an increasing opportunity for product innovation, introducing insurance products that allow for savings and income as a growing portion of the population prepares for retirement. Further, as many Asian insurers focus on entering other markets, we have the opportunity to continue to build our presence in the Asian markets we currently serve. The ability to sell through multiple and complementary distribution channels is also a competitive advantage; however, competition for sales personnel, as well as access to third-party distribution channels, is intense.

Products

Our international insurance operations have a diversified product mix, primarily denominated in local currencies and emphasizing death protection while supporting the growing demand for retirement and savings products. As a result of both the continued low interest rate environment in Japan and fluctuating currency markets, there has been a shift in demand for certain products, particularly for those denominated in U.S. dollars. In addition, we regularly examine our yen-based product offerings and have taken specific actions to reprice or, in some cases, suspend sales of products that are most affected by these factors.

We classify our products into four general categories: life insurance protection, retirement, annuity and accident & health, which represented 59%, 20%, 15% and 6%, respectively, of full year 2016 annualized new business premiums on a constant exchange rate basis. Each product category is described below:

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

Life Planners. Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. The attributes considered when recruiting new Life Planners generally include but are not limited to: university or college degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2016 and 2015, was 7,680 and 7,592, respectively.

Life Consultants. Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants in Japan as of December 31, 2016 and 2015, was 8,884 and 8,805, respectively.

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

Pricing of similar products among our various countries is designed to achieve a generally consistent targeted rate of return by product, with the competitive environment also being a contributing factor. The profitability of our products is impacted both positively and negatively by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Interest rates guaranteed at issue under our insurance contracts may exceed the rates of return we earn on our investments and, as a result, we may experience negative spreads between the rate we guarantee and the rate we currently earn on investments. Additionally, profitability within any reporting period may also be affected by seasonal factors, such as common retirement dates for members of specific customer groups in the second quarter of each year, or the timing of new product introductions, sales campaigns and premium rate changes. Changes in tax laws may also affect profitability.

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

Corporate and Other

Corporate and Other includes corporate items and initiatives that are not allocated to our business segments, and divested businesses, other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP. As described in “Demutualization and Elimination of the Historic Separation of the Businesses” above, effective January 2, 2015, results of the Closed Block, along with certain related assets and liabilities, are reported as the Closed Block division and are accounted for as a divested business that is reported separately from the divested businesses included in Corporate and Other.

Corporate Operations

Corporate Operations consist primarily of: (1) capital that is not deployed in any business segments; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) our qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) our Capital Protection Framework, discussed below; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Insurance segment; (10) the impact of intercompany arrangements with our Retirement and Asset Management segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments.

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

Other. In addition to the business described above, the results of Divested Businesses also include the following:

•	On July 1, 2013, we sold our wealth management solutions business to Envestnet, Inc. The contractual terms of the sale have been fulfilled.

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

The results of the Closed Block, along with certain related assets and liabilities, comprise the Closed Block division, which is treated as a divested business under our definition of adjusted operating income and reported separately from the other divested businesses that are included in our Corporate and Other operations. Prior to the repurchase of the Class B Stock and the resulting elimination of the distinction between the Financial Services Businesses and the Closed Block Business, the Closed Block formed the principal component of the Closed Block Business.

As discussed in Note 12 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any experience in excess of amounts assumed may be available for distribution over time to Closed Block policyholders as part of policyholder dividends unless offset by future Closed Block experience that is less favorable than expected. This excess experience will not be available to shareholders. A policyholder dividend obligation liability is established for any excess experience. Each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

Our strategy is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the Commissioner of Banking and Insurance for the State of New Jersey, to enter into agreements to transfer all or any part of the risks under the Closed Block policies.

Effective January 1, 2015, we entered into a reinsurance agreement with a wholly-owned subsidiary of Prudential Insurance, Prudential Legacy Insurance Company of New Jersey (“PLIC”), pursuant to which Prudential Insurance reinsured substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of PLIC, primarily on a coinsurance basis. Under the reinsurance agreement, approximately $57 billion of Closed Block assets were transferred to PLIC. Consistent with the participating nature of the Closed Block policies and contracts, experience of the Closed Block continues to be passed along to policyholders over time through adjustments of the annual policyholder dividend scale. Prior to entering into the reinsurance agreement with PLIC, Prudential Insurance reinsured a substantial portion of the Closed Block liabilities to third-party and affiliated reinsurers. The results of these reinsurance arrangements were reported through December 31, 2014 within Corporate and Other operations. See Note 13 to the Consolidated Financial Statements for additional discussion on the accounting for these reinsurance arrangements.

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

On April 20, 2004, we entered into an agreement with Prudential plc of the United Kingdom (“U.K.”), with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement restricts use of the “Prudential” and “Pru” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below. In addition, we cannot predict how the Trump Administration will impact these existing laws and regulations, and regulatory frameworks, including Dodd-Frank, U.S. tax laws, the U.S. Department of Labor’s new fiduciary rules and the U.S.’s participation in international supervisory initiatives.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank subjects us to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”) as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends.

In February 2017 President Trump issued an executive order directing the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (the "Council") and report to the President on the extent to which existing laws and regulations promote certain core principles of regulation of the financial system that are outlined in the order. We cannot predict what impact the order will ultimately have on Dodd-Frank or the Company. In addition, during 2016 legislation was introduced to amend certain provisions of Dodd-Frank, including the authority of the Council to designate non-bank financial companies for FRB supervision, and it is expected that a revised version of the proposed legislation will be introduced again in 2017. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Regulation as a Designated Financial Company

Dodd-Frank established the Council, which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either (i) material financial distress at the Company, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the Company’s activities, could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion. Under Dodd-Frank the Council is required to reevaluate this designation annually. The Council last voted to maintain Prudential Financial’s designation in December 2015.

As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or may include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far the FRB has focused its general supervisory authority over us in several areas, including oversight of our capital planning and risk management processes, model governance and validation, liquidity management, compliance, information and technology security and resolution and recovery planning.

Enhanced Prudential Standards

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to minimum regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including insurance companies that own a bank or thrift institution and Designated Financial Companies. The advance notice invited comments on a “building block approach” and a “consolidated approach” for determining minimum regulatory capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities using each entity’s current regulatory regime to calculate combined qualifying and required capital for the group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies significantly engaged in insurance activities relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a comprehensive risk management framework that includes policies, procedures, and systems for monitoring and managing risk enterprise-wide. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.

Stress Tests

As a Designated Financial Company, Dodd Frank requires us to be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, we have the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires us to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.

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

Resolution and Recovery Planning

We are required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, a plan for rapid and orderly resolution in the event of severe financial distress. We submitted our most recent resolution plan in December 2015, which is subject to review for credibility and completeness, and have not yet received feedback from the FBR and FDIC on the plan. In August 2016, the FRB and the FDIC announced that for Designated Financial Companies, including the Company, and certain banking organizations required to file annual resolution plans the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.

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

The FRB and the FDIC, in consultation with the Council, may also jointly order the Company to divest assets or operations identified by the FRB and FDIC in circumstances where:

•
the FRB and the FDIC jointly decide that the Company or a subsidiary of the Company shall be subject to the requirements or restrictions described above due to deficiencies identified in its resolution plan;

•
the Company has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions; and

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

We are also required to submit to the FRB a recovery plan that describes the steps that the Company could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios. We submitted our first recovery plan in 2016. We are scheduled to submit our next recovery plan in June 2018.

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

Derivatives Regulation

Prudential Global Funding LLC (“PGF”), Prudential Financial and our subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter (“OTC”) derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Inter affiliate swaps entered into between our subsidiaries are generally exempt from most of these requirements.

Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. These regulations may significantly increase our hedging costs, and otherwise impact our hedging strategy or implementation thereof, or cause us to increase or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for low yielding cash, resulting in a negative impact on investment income.

Under Dodd-Frank, the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) are required to determine, but have not yet determined, whether, and if so, how “stable value contracts” should be treated as swaps under the applicable regulations and whether various other products offered by our insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients.

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

Securities Laws

Dodd-Frank included various securities law reforms relevant to our business practices. In January 2011, the SEC staff issued a study that recommended that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities, which the SEC continues to consider.

Other U.S. Federal Regulation

U.S. Tax Legislation

The Company and certain domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. The principal differences between the Company’s actual income tax expense and the 35% statutory federal income tax rate are generally deductions for non-taxable investment income, including the dividends received deduction (the "DRD"), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s taxable income and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, there are several potential changes to the tax laws that may impact the Company’s tax position and the attractiveness of our products.

The 2016 Presidential and Congressional election results may make U.S. tax reform more likely in the near term. Tax reform proposals from the past several years, including the House Republicans Tax Reform Blueprint, may be the starting point for such legislative changes. Such proposals have a common theme of modifying the tax law by lowering tax rates and broadening the tax base by reducing or eliminating deductions and other tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the Company’s tax profile, make our products less competitive and adversely impact our capital position.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities and life insurance products until there are contract distributions and, in general, to exclude from taxation the death benefit paid under a life insurance contract. President Trump’s tax reform proposal published during the 2016 Presidential campaign makes reference to a possible limit on the inside build-up of life insurance for higher earners, although the provision was removed in a later draft. Congress also from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products.

Congress, as well as state and local governments, also consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes. As another example, the U.S. Treasury and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. Furthermore, the President’s annual budget typically includes proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In recent years the Obama Administration's proposals have included changes to the taxation of corporate-owned life insurance policies (“COLI”), as well as changes to the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There have also been various proposals from Congress and the prior Administration that would impact the way U.S. multinational corporations are taxed, including imposing a liability-based fee on financial services companies, changing how companies importing and exporting goods or services are taxed, changing the deductibility of interest and modifying how net operating losses are used, among other proposals. It is unclear how these or other proposals would impact insurance companies.

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

The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles-based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions. See “—Insurance Operations—State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital” for information on principles based reserves.

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

DOL Fiduciary Rule

In April 2016, the DOL issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that investment advice to a plan participant or IRA owner will be treated as a fiduciary activity. We have analyzed the Rules’ impact on our operations and are implementing the adjustments that we believe are necessary to come into alignment with the Rules’ requirements. In addition, in January 2017, the DOL issued interpretive guidance on the Rules, and we are evaluating whether or not the guidance will affect our implementation plans.

In February 2017 President Trump directed the DOL to examine the Rules to determine whether they may adversely affect access to retirement information and advice, and if so, to issue a proposed rule rescinding or revising the Rules. The DOL subsequently released a statement indicating that it would consider its legal options to delay the implementation date of the Rules. We cannot predict what impact the review will have on the Rules or if their implementation date will be delayed. In addition, several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.

Overall, if the Rules are enacted in their current form, they will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our Individual Annuities, Retirement and Asset Management segments and our Prudential Advisors distribution system which we include in the results of our Individual Life segment. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs, including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, and we are implementing processes that we believe will comply with these requirements. The Rules will impose compliance and contract requirements and will give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules will lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors, including Prudential Advisors, will be subject to the best interest contract exemption described above, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who may request changes to support their compliance with the Rules. We will need to monitor and limit certain wholesaling and other sales support and customer service activities to continue not to be classified as a fiduciary under the Rules.

•
Retirement: We are making certain changes to the asset allocation tools included in our product offerings, which may include illustrations based on specific investments, so that the tools are not expected to fall within the definition of acting as a fiduciary for plan clients. We are developing processes for IRA offerings to comply with the new best interest contract exemption referred to above in connection with recommendations to plan participants to roll assets over to an IRA or retain them in their employer’s retirement plan. In addition, we are making changes to relationships with sponsors and intermediaries for plans with less than $50 million in assets to continue not to be classified as a fiduciary under the Rules. Historically, the substantial majority of our earnings in the Retirement business have not come from IRA offerings, asset retention and consolidation activities, and plans with less than $50 million in assets.

•
Asset Management: We may need to alter our product design, offerings or pricing in order to meet the needs of certain distributors of mutual funds who may request changes to support their compliance with the Rules. We will also need to monitor and limit certain wholesaling and other sales support and customer service activities to continue not be classified as a fiduciary under the Rules.

For additional risks associated with the Rules and other laws and regulations affecting our products and services, see “Risk Factors—Regulatory and Legal Risks—Changes in the legislation and regulation of retirement products and services, including the DOL’s new fiduciary Rules, could adversely affect our business, results of operations, cash flows and financial condition.”

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

Several of our domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile. The 2016 college was held in October.

Group-Wide Supervision

The New Jersey Department of Banking and Insurance (“NJDOBI”) has acted as the group-wide supervisor of Prudential Financial since 2015 pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. As group-wide supervisor, NJDOBI reviews the Company’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

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

Some laws which facilitate group-wide supervision have already been enacted in the jurisdictions in which we operate, such as Own Risk and Solvency Assessment (“ORSA”) reporting, which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position, and Corporate Governance Annual Disclosure reporting, which requires us to report on our governance structure, policies and practices. The NAIC has also formed a working group to develop a U.S. group capital calculation using an RBC aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). At this time, we cannot predict what, if any, additional capital requirements and compliance costs any new group-wide standards will impose on Prudential Financial.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2016, as part of the normal five year examination, NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana commenced a coordinated risk-focused financial examination for the five year period ended December 31, 2016, covering Prudential and all of its subsidiaries in connection with NJDOBI’s role as group-wide supervisor.

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

The NAIC’s Investment Risk-Based Capital Working Group has outlined plans to update the RBC factors during 2017 for invested assets including expanding, for RBC purposes, the current six NAIC designations to twenty. Additional adjustments to the RBC calculation are also under consideration by the NAIC, including new charges for longevity risk and operational risk. Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of these changes or their impact on RBC or on our financial position.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three-year phase-in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. During 2017, the Company expects to adopt principles-based reserving for its guaranteed universal life products and to introduce updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under Actuarial Guideline No. 48 (“AG 48”), which is discussed further below. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

As a result of an agreement with the New York State Department of Financial Services (“NY DFS”) regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to hold additional New York statutory reserves in the future. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

Captive Reinsurance Companies. The NAIC’s actuarial guideline known as AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be “primary securities,” which are defined as cash and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other securities.” AG 48 applies to certain term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation is consistent with AG 48, and will replace AG 48 in a state upon the state’s adoption of the model law and regulation.

We have used captive reinsurance subsidiaries to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

Variable Annuities. In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. The framework contemplates extensive changes to the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure.

In September 2015, the NAIC’s consultant issued a report with preliminary findings and conclusions covering several sets of ideas for improvements to the current Actuarial Guideline No. 43 (“AG 43”) and RBC “C3 Phase II” framework applicable to variable annuities reserve and capital requirements. The proposed improvements include (i) aligning economically-focused hedge assets with liability valuations, (ii) reforming standard scenarios for AG 43 and C3 Phase II, (iii) revising asset admissibility for derivatives and deferred tax assets, and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. During 2016 the Company participated in a quantitative impact study (“QIS”) assessing the efficacy and potential impact of the initial proposal. Results of the QIS led to the issuance of a second proposal on detailed recommendations for revising the current variable annuities reserve and capital framework. In 2017 a second QIS is expected to be conducted to test the latest set of framework revisions. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital, financial position and results of operations.

During 2016 we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to our captive reinsurance company in a series of transactions we collectively refer to as the “Variable Annuities Recapture.” While we completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, we believe the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For information on the Variable Annuities Recapture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Variable Annuities Recapture.”

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. For the years ended December 31, 2016, 2015 and 2014, we paid $1.5 million, $0.6 million and $28.8 million, respectively, in assessments pursuant to state insurance guaranty association laws. The 2014 assessments reflected the Executive Life of New York insolvency, which substantially concluded our assessments related to this matter. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $47.9 million as of December 31, 2016, for future assessments relating to insurance companies that are currently subject to insolvency proceedings including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

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

Investment and Retirement Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, FINRA, CFTC, state securities commissions, state banking and insurance departments and the DOL are the principal U.S. regulators that regulate our asset management operations. In some cases our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

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

Privacy Regulation and Cybersecurity

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

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

Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. In addition, legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.

The NY DFS issued a proposed new cybersecurity regulation in September 2016 and a revised proposal in December 2016. The regulation would require financial institutions regulated by NY DFS, including our insurance subsidiaries licensed in New York, to establish a cybersecurity program. The regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing and regulator notification. The regulation goes into effect on March 1, 2017, subject to any further revisions that may arise as part of the comment process. The Company is taking steps to comply with the regulation.

In addition, in October, 2016, the FRB, FDIC, and Office of the Comptroller of the Currency approved a joint advance notice of proposed rulemaking regarding enhanced cyber risk management standards for certain regulated financial institutions, including Prudential. The standards address governance, management, internal dependency management, external dependency management, incident response, cyber resilience, and situational awareness. The agencies are also considering proposing more stringent “Sector Critical Standards” that would apply to systems “deemed critical to the financial sector.”

The Company is monitoring regulatory guidance and rulemaking in this area, and may be subject to increased compliance costs and regulatory requirements as a result of any new requirements. For a discussion of the Company’s privacy and information security policies, procedures and standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Risk Exposure and Monitoring—Operational Risk Management.”

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

Regulation of our International Businesses

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is primarily to protect our customers and not our shareholders or debt holders. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. Many of the laws and regulations to which our international businesses are subject are regularly re-examined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. In some instances, regulators may impose different, or more rigorous laws and requirements to protect policyholders or their financial system from perceived systemic risk, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. These changes may adversely affect our operations, increase compliance costs, and increase potential regulatory exposure.

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to joint venture partner risks and limits our array of potential remedies in the event of a breach by a partner.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the Financial Services Agency (“FSA”), the financial services regulator in Japan. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in India, China and Malaysia through joint ventures. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses.

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

Our Japan insurance operations are subject to a consolidated basis capital standard. This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. In 2016 the FSA conducted a field test of a potential market based alternative to the SMR framework that closely aligned with components of the IAIS’s 2016 field test described below under “—Other—International and Global Regulatory Initiatives.” We cannot predict whether changes to the SMR will be adopted, or if they will result in additional capital requirements and compliance costs.

Further changes in solvency regulation from jurisdiction to jurisdiction may arise based on the regulatory standards developed by the Financial Stability Board (“FSB”), IAIS or authorities in the U.S. or the European Economic Area (“EEA”). FSB and IAIS developments are described below under “International and Global Regulatory Initiatives.” In 2016 the prudential regulation of insurance and reinsurance companies across the EEA became subject to the Solvency II Directive, including our insurance subsidiaries based in the EEA. This new regime effected a full revision of the insurance industry’s solvency framework and prudential regime (in particular minimum capital and solvency requirements, governance requirements, risk management and public reporting standards) and imposed, among other things, group level supervision mechanisms.

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 15 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2016, 2015 and 2014, we paid approximately $24 million, $25 million and $26 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

Other International Regulation

Our non-insurance international operations are also supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Hong Kong, Mexico, Germany and Singapore, and participate in investment-related joint ventures in India, Brazil, Italy and China and a retirement related joint venture in Chile. These businesses may provide products such as investment management products and services, mutual funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, and securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

Our international businesses may also be subject to U.S. laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act, various anti-money laundering laws and regulations, and certain regulations issued by the U.S. Office of Foreign Asset Controls. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. Furthermore, certain of our businesses, particularly those with operations in the U.K., are also subject to the U.K.’s Anti-Bribery Law, which governs interactions with both governmental and private commercial entities.

In June 2016, the U.K. approved a non-binding referendum to exit the European Union. The formal process for the U.K. to exit from the European Union would ultimately be triggered by the filing of a notice to withdraw and a negotiation between the U.K. and the European Union on the timing and terms of the exit. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation. See “General Account Investments—General Account Investments of PFI excluding Closed Block Division—Fixed Maturity Securities—Fixed Maturity Securities and Unrealized Gains (Losses) by Industry Category” for a discussion of our U.K. and European Union related investment exposures and see “Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Retirement—Operating Results” for a discussion of Retirement segment business denominated in pounds sterling.

International Tax Legislation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products.

On March 20, 2014, Japan repealed the Special Reconstruction Corporation Tax reducing the national corporate tax rate from 28.05% to 25.5% for tax years beginning on or after April, 1, 2014. The national corporate rate was further reduced to 23.9% for tax years beginning on or after April 1, 2015 and to 23.4% for tax years beginning on or after April 1, 2016 and to 23.2% for tax years beginning on or after April 1, 2018. The Japanese consumption tax rate increased on April 1, 2014 from 5% to 8%. The consumption tax rate that was scheduled to increase to 10% on April 1, 2017 has been delayed and is now scheduled to increase to 10% on October 1, 2019. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums. The consumption tax increase has led to increased costs for insurers.

Other International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the FSB, consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

We have been identified by the FSB as a global systemically important insurer (“G-SII”) since July 2013. The IAIS, acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. The IAIS has stated its intention to revisit HLA design and calibration prior to the proposed implementation in 2019 to account for changes in related policy measures including the updated G-SII Assessment Methodology, which was published in 2016. Prudential Financial’s capital level is expected to be above the initial calibration for both standards.

The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential Financial. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. In 2016 the IAIS released a public consultation requesting comments on their Risk-based Global Insurance Capital Standard (“ICS”) which is the capital adequacy component of ComFrame. The IAIS has committed to conducting further public consultations on the various components of ComFrame prior to its adoption, which would occur in 2019 at the earliest.

In addition to public consultations, the IAIS continues to conduct ongoing field tests of their capital standards, which are intended to help the IAIS refine the standards prior to their scheduled adoption. The 2016 field test focused on development of the ICS and served as the vehicle for voluntary confidential reporting of BCR and HLA results to Prudential Financial’s group-wide supervisors. At this time, we cannot predict what additional capital requirements and compliance costs ComFrame, the BCR or HLA would impose on us, if adopted by U.S. group supervisory authorities.

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

Employees

As of December 31, 2016, we had 49,739 employees and sales associates, including 29,209 located outside of the U.S. We believe our relations with our employees and sales associates are satisfactory.

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

Risks Relating to Economic and Market Conditions

Market fluctuations and general economic and market conditions may adversely affect our business and profitability.

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

•
Disruptions in individual market sectors within our investment portfolio could result in significant realized and unrealized losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—General Account Investments of PFI excluding Closed Block Division” for a discussion of our exposure to certain market sectors.

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

Our insurance and annuity products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease or go negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

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

We hold investments denominated in foreign currencies in the general account of our domestic insurance subsidiaries. We generally seek to hedge this foreign currency exposure but there is no assurance that we will fully hedge this exposure or that such hedges will be effective. The value and liquidity of our foreign currency investments could be adversely affected by local market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Union, and in 2016 we experienced volatility in U.K. and European Union related investments as a result of the U.K.’s referendum to exit the European Union.

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.

Pricing of our insurance and annuity products is also based in part upon policyholder behavior. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For example, for our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on actual mortality, morbidity and policyholder behavior. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums or charges where we are able to do so. Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on profitability and returns on capital associated with these products.

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

We maintain two committed unsecured revolving credit facilities. We rely on these credit facilities as potential sources of liquidity which could be critical in enabling us to meet our obligations as they come due, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow under these facilities is conditioned on our satisfaction of covenants and other requirements, such as maintenance of a prescribed minimum level of consolidated net worth calculated in accordance with the respective agreement. Our failure to satisfy these covenants or other requirements would restrict our access to the facilities when needed and, consequently, could have a material adverse effect on our liquidity, financial condition and results of operations.

A downgrade or potential downgrade in our financial strength or credit ratings could have a material adverse effect on our liquidity, results of operations and financial condition.

A downgrade in our financial strength or credit ratings could potentially, among other things, (1) limit our ability to market products or reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, (2) increase our borrowing costs and potentially make it more difficult to borrow funds and adversely affect the availability of financial guarantees, such as letters of credit, (3) limit our ability to obtain collateralized loans from the Federal Home Loan Bank of New York that can be used as alternative sources of liquidity as described in Note 14 to our Consolidated Financial Statements, (4) cause additional collateral requirements or other required payments under certain agreements, including derivatives, and allow counterparties to terminate derivative agreements, (5) require Prudential Insurance to post a letter of credit in the amount of approximately $1.5 billion as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings” and (6) hurt our relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and capital.

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

Certain Product Related Risks

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP.

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

In addition, the NAIC has outlined a framework for changing the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure, which may ultimately impact how we hedge our variable annuity risks and adversely affect our capital, financial position and results of operations. See “Business—Regulation—Insurance Operations—State Insurance Regulation—Financial Regulation—Variable Annuities.”

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

The states of domicile of our domestic insurance subsidiaries have in place a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. We have typically financed the portion of the statutory reserves for this business that we consider to be non-economic through the use of captive reinsurance companies. As of January 1, 2015, we are subject to a new actuarial guideline known as AG 48 that affects the types of assets we can use in captive reinsurance companies to back the reserves we hold for term and universal life products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

We expect to have additional financing needs for certain life insurance reserves. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices, reduce our sales of certain life products, or modify certain products, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulatory Regulation—Insurance Operations—State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital” for information on the impact of principles based reserving on our universal life products.

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

We have a large captive distribution channel, in particular our Life Consultant network in Gibraltar Life, and we are subject to the risk that our monitoring and controls will not detect inappropriate sales practices or misconduct by our agents. In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business.

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

Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. , U.S. and Japanese financial regulators have also enhanced their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional standards, including capital requirements, or other costs any new group-wide standards will impose on Prudential Financial. See “Business—Regulation—Insurance Holding Company Regulation—Group-Wide Supervision.”

As a result of an agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. If we are required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

AG 48 may ultimately adversely affect our ability to write certain products and efficiently manage their associated risks and we may need to increase prices and/or reduce sales of certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulation—Insurance Operations—State Insurance Regulation—Captive Reinsurance Companies” for information on AG 48, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. We cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulatory Regulation—Insurance Operations—State Insurance Regulation—Financial Regulation—Variable Annuities” for information on the Variable Annuities Framework for Change.

Other NAIC or state insurance regulatory actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time. See “Business—Regulatory Regulation—Insurance Operations—State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital” for information on principles based reserving, and “Business—Regulatory Regulation—Insurance Operations—State Insurance Regulation—Financial Regulation—Risk Based Capital” for information on potential changes to RBC calculations.

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

In some cases, our reserves include assumptions about the availability of government benefits that are controlled by legislative or regulatory processes. To the extent the outcomes of these processes differ from our expectations, we may experience adverse effects on our financial condition. For example, since Social Security Disability Insurance (“SSDI”) benefits are an offset to the benefits payable under group disability policies, any decrease in SSDI benefits, or changes in eligibility, could have a significant impact on the group disability market, including reserve impacts and increases in the cost of benefits.

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

As a “Designated Financial Company” pursuant to Dodd-Frank, we are subject to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends. Finally, we cannot predict how President Trump’s February 2017 executive order outlining the Administration’s core principles for regulation of the financial system, or future legislation, will impact Dodd-Frank or the Company. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards, which include or may include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that our resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Dodd-Frank also requires us to be subject to stress tests to be promulgated by the FRB which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to us. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and our subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties.

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

Changes in the laws and regulations relating to retirement products and services, including the DOL’s new fiduciary Rules, could adversely affect our business, results of operations, cash flows and financial condition.

In April 2016, the DOL issued new Rules that redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and IRAs. The Rules generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We cannot predict how President Trump’s February 2017 direction to the DOL to review the Rules will impact the Rules or their implementation date. Overall, if enacted in their current form, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our Individual Annuities, Retirement and Asset Management segments and our Prudential Advisors distribution system which we include in the results of our Individual Life segment. See “Business—Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” for a discussion of the expected impacts of the Rules on our businesses. In addition to these impacts, our compliance with the Rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.

In addition to the Rules described above, lawmakers and regulatory authorities from time to time enact legislative and regulatory changes that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of retirement products and services. We cannot predict with any certainty the effect these legislative and regulatory changes may have on our business, results of operations, cash flows and financial condition. See “Business—Regulation—Investment and Retirement Products and Asset Management Operations” for further discussion of regulation of our businesses.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released BCR and HLA standards that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy which also may be adopted by the IAIS as early as 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of our identification as a G-SII on the regulation of our businesses.

The lawmakers and regulatory authorities in a number of jurisdictions in which we do business have already begun enacting or considering legislative and regulatory changes consistent with G20 and FSB recommendations, including laws and proposals governing consolidated regulation of insurance holding companies set forth by the FSA in Japan. In 2016 the FSA conducted a field test of a potential market based alternative to the SMR framework that closely aligned with components of the IAIS’s 2016 field test. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens continued international legislative and regulatory change will impose on us.

Adverse market, economic and financial conditions in Europe have given rise to a perceived risk of defaults on the government securities of certain European countries and potentially by financial institutions with significant direct or indirect exposure to such government securities. Further regulatory initiatives may develop in response to these conditions and related political and economic events such as possible changes in the euro or to the structure or membership of the European Union. In addition, we cannot predict the impact of any regulatory changes that may be enacted as a result of the U.K’s approval of a non-binding referendum to exit the European Union in June 2016.

See “Business—Regulation—Regulation of our International Businesses“ and “—International and Global Regulatory Initiatives” for further discussion of the impact of foreign regulation on our business.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the FASB has an ongoing project to revise accounting standards for long duration insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. In addition, the International Accounting Standards Board is scheduled to release a new International Financial Reporting Standard (“IFRS”) for insurance contracts sometime in 2017 with an expected effective date of 2021. In Japan, changes in IFRS do not currently impact our operations as they are not required to report under IFRS. In Korea, the local insurance regulators assess solvency based in part on financial statements prepared in accordance with IFRS. As such, the financial statement impact of changes in IFRS may increase the amount of capital required in our Korean insurance operation. At the same time, the Korean insurance regulator has announced plans to pursue enhancements to their capital standards and the ultimate impact on capital requirements is uncertain. Further, changes in accounting standards may impose special demands in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what the impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the company’s tax profile, make our products less competitive and adversely impact our capital position.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities and life insurance products until there are contract distributions and, in general, to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. See “Business—Regulation—Other U.S. Federal Regulation—U.S. Tax Legislation” for examples of proposed changes that could increase our actual tax expense and reduce our consolidated net income.

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

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds may be complemented by Prudential Financial’s access, if available, to the capital markets and bank facilities. As described under “Business—Regulation” and Note 15 to the Consolidated Financial Statements, our domestic and foreign insurance and various other subsidiary companies, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition, our management of our subsidiaries to have capitalization consistent with their ratings objectives itself may constrain their payment of dividends. Finally, Dodd-Frank and emerging state and international capital and other prudential standards may ultimately result in additional restrictions on transfers of funds to Prudential Financial, or by Prudential Financial to its shareholders, either to satisfy enhanced prudential standards, due to inadequate stress-test performance, or otherwise. These restrictions may limit or prevent our subsidiaries from making dividend or other payments to Prudential Financial, or limit or prevent Prudential Financial from making payments to third-parties, in an amount sufficient to fund Prudential Financial’s obligations, shareholder dividends and share repurchases. From time to time, the NAIC and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported security breaches and service disruptions related to their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, denial-of-service attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches and disruptions of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third-parties outside of Prudential such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues or financial loss to our customers and otherwise adversely affect our business. See “Business—Regulation—Privacy Regulation and Cybersecurity” for a discussion of privacy and cybersecurity regulation and regulatory proposals impacting our business.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for us to mitigate risk due to the activity of such other market participants.

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

•
Pandemic disease could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is variable, and would depend on numerous factors, including the effectiveness of vaccines and the rate of contagion, the regions of the world most affected and the effectiveness of treatment for the infected population.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict. Ultimate losses would depend on the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our asset portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Finally, climate change may increase the frequency and severity of weather related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation.

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

Finally, we use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the U.S.

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

Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In addition, technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 17, 2017, were as follows:

Name	Age	Title	Other Public Directorships
John R. Strangfeld	63	Chairman, Chief Executive Officer and President	None
Mark B. Grier	64	Vice Chairman	None
Robert M. Falzon	57	Executive Vice President and Chief Financial Officer	None
Timothy P. Harris	56	Executive Vice President and General Counsel	None
Charles F. Lowrey	59	Executive Vice President and Chief Operating Officer, International Businesses	None
Stephen Pelletier	63	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Barbara G. Koster	62	Senior Vice President and Chief Information Officer	None
Richard F. Lambert	60	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	55	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	57	Senior Vice President and Chief Investment Officer	None
Sharon C. Taylor	62	Senior Vice President, Human Resources	New Jersey Resources

Biographical information about Prudential Financial executive officers is as follows:

John R. Strangfeld was elected Chairman of Prudential Financial in May 2008 and has served as Chief Executive Officer, President and Director since January 2008. He is a member of the Office of the Chairman and served as Vice Chairman of Prudential Financial from August 2002 to December 2007. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from October 1998 until April 2002 and Chairman of the Board and CEO of Prudential Securities (renamed Prudential Equity Group, LLC) from December 2000 to April 2008. He has been with Prudential since July 1977, serving in various management positions, including Senior Managing Director, The Private Asset Management Group from 1995 to 1998; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and the international investment operations of our Asset Management segment, which are discussed below, as of December 31, 2016, we own eight and lease eleven other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 175 other locations throughout the U.S.

For our International Insurance segment, as of December 31, 2016, we own seven home offices located in Japan, Korea, Taiwan, Brazil, Argentina and Malaysia, and lease three home offices located in Italy, Mexico and Poland. We also own approximately 110 and lease approximately 530 other properties, primarily field offices, located throughout these same countries. For our Asset Management segment, which includes our international investment operations, as of December 31, 2016, we lease two home offices located in Japan and Taiwan. We also lease 13 international principal properties located in Mexico, Japan, Hong Kong, Singapore, Korea, Germany, Australia, France, Luxembourg and the U.K., in addition to approximately ten other branch and field offices within Europe, Asia and Australia.

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

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2016:
Fourth Quarter	$107.10	$81.43	$0.70
Third Quarter	$81.65	$68.74	$0.70
Second Quarter	$79.71	$66.93	$0.70
First Quarter	$79.84	$58.00	$0.70
2015:
Fourth Quarter	$87.69	$75.40	$0.70
Third Quarter	$91.68	$74.22	$0.58
Second Quarter	$91.47	$79.13	$0.58
First Quarter	$90.11	$75.32	$0.58

On January 31, 2017, there were 1,344,180 registered holders of record for the Common Stock and 430 million shares outstanding.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2016 of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under These Programs(2)
October 1, 2016 through October 31, 2016	2,480,429	$84.09	2,477,474
November 1, 2016 through November 30, 2016	2,198,777	$94.79	2,197,943
December 1, 2016 through December 31, 2016	1,989,078	$104.98	1,984,520
Total	6,668,284	$93.85	6,659,937	$0
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Company’s Omnibus Incentive Plan.

(2)
In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that was announced in June 2015, covering the period from July 1, 2015 through June 30, 2016. In August 2016, the Board of Directors authorized a $500 million increase to this authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 was $2.0 billion.

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012, from consolidated financial statements not included herein.

See Note 3 to the Consolidated Financial Statements for a discussion of acquisitions and dispositions during 2016, 2015 and 2014.

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

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, include Gibraltar Life assets and liabilities as of November 30 for each respective year. Consolidated income statement data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, include Gibraltar Life results for the twelve months ended November 30 for each respective year.

This selected consolidated financial information should be read in conjunction with our MD&A and Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$30,964	$28,521	$29,293	$26,237	$65,354
Policy charges and fee income	5,906	5,972	6,179	5,415	4,489
Net investment income	15,520	14,829	15,256	14,729	13,661
Asset management and service fees	3,752	3,772	3,719	3,485	3,053
Other income (loss)	443	0	(1,978)	(3,199)	(269)
Realized investment gains (losses), net	2,194	4,025	1,636	(5,206)	(1,441)
Total revenues	58,779	57,119	54,105	41,461	84,847
Benefits and expenses:
Policyholders’ benefits	33,632	30,627	31,587	26,733	65,131
Interest credited to policyholders’ account balances	3,761	3,479	4,263	3,111	4,234
Dividends to policyholders	2,025	2,212	2,716	2,050	2,176
Amortization of deferred policy acquisition costs	1,877	2,120	1,973	240	1,504
General and administrative expenses	11,779	10,912	11,807	11,011	11,094
Total benefits and expenses	53,074	49,350	52,346	43,145	84,139
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	5,705	7,769	1,759	(1,684)	708
Total income tax expense (benefit)	1,335	2,072	349	(1,058)	213
Income (loss) from continuing operations before equity in earnings of operating joint ventures	4,370	5,697	1,410	(626)	495
Equity in earnings of operating joint ventures, net of taxes	49	15	16	59	60
Income (loss) from continuing operations	4,419	5,712	1,426	(567)	555
Income (loss) from discontinued operations, net of taxes	0	0	12	7	15
Net income (loss)	4,419	5,712	1,438	(560)	570
Less: Income (loss) attributable to noncontrolling interests	51	70	57	107	50
Net income (loss) attributable to Prudential Financial, Inc.	$4,368	$5,642	$1,381	$(667)	$520
EARNINGS PER SHARE(1)
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$9.85	$12.37	$3.23	$(1.57)	$1.02
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.02	0.02	0.04
Net income (loss) attributable to Prudential Financial, Inc.	$9.85	$12.37	$3.25	$(1.55)	$1.06
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$9.71	$12.17	$3.20	$(1.57)	$1.01
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.03	0.02	0.04
Net income (loss) attributable to Prudential Financial, Inc.	$9.71	$12.17	$3.23	$(1.55)	$1.05
Dividends declared per share—Common Stock	$2.80	$2.44	$2.17	$1.73	$1.60
Ratio of earnings to fixed charges(2)	2.10	2.64	1.25	0.00	1.11

	As of December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$432,485	$405,535	$408,274	$386,407	$394,007
Separate account assets	287,636	285,570	296,435	285,060	253,254
Total assets(3)	783,962	757,255	766,526	731,638	709,084
Future policy benefits and policyholders’ account balances	386,113	361,168	353,916	343,516	350,463
Separate account liabilities	287,636	285,570	296,435	285,060	253,254
Short-term debt(3)	1,133	1,216	3,839	2,668	2,484
Long-term debt(3)	18,041	19,594	19,702	23,411	24,578
Total liabilities(3)	737,874	715,332	724,177	695,757	669,972
Prudential Financial, Inc. equity	45,863	41,890	41,770	35,278	38,503
Noncontrolling interests	225	33	579	603	609
Total equity	$46,088	$41,923	$42,349	$35,881	$39,112
__________

(1)
For 2016 and 2015, represents consolidated earnings per share of Common Stock. For 2014, 2013, and 2012, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock.

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

(3)	Prior periods are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03 which was effective January 1, 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Profitability

Our profitability depends principally on our ability to price our insurance and annuity products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, and our ability to attract and retain customer assets, generate and maintain favorable investment results, effectively deploy capital and utilize our tax capacity, and manage expenses.

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

Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Department of Labor’s new fiduciary rules and potential changes in U.S. tax legislation. See “Risk Factors—Regulatory and Legal Risks” for a discussion of the risks associated with these and other developments.

Demographics. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing customers and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing phenomenon of the risk and responsibility of retirement savings shifting from employers to employees, employers are becoming increasingly focused on the financial wellness of the individuals they employ. Although life insurance ownership among U.S. households remains low, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage, consumer awareness of the value proposition that life insurance provides is believed to be on the rise.

Competitive Environment. See “Business—Competition,” “Business—U.S. Retirement Solutions and Investment Management Division” and “Business—U.S. Individual Life and Group Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

International Businesses

Financial and Economic Environment. Our international insurance operations, especially in Japan, continue to operate in a low interest rate environment. Although the local market in Japan has adapted to low interest rates, as discussed under “Impact of a Low Interest Rate Environment” below, the current reinvestment yields for certain blocks of business in our international insurance operations are now generally lower than the current portfolio yield supporting these blocks of business, which may negatively impact our net investment spread results. The continued low interest rate environment in the U.S. may also impact the relative attractiveness of U.S. dollar-denominated products to yen-denominated products in Japan. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen will continue to impact the relative attractiveness of both yen-denominated and non-yen denominated products.

Regulatory Environment. See “Business—Regulation” and “Risk Factors—Regulatory and Legal Risks” for a discussion of regulatory developments that may impact the Company and associated risks.

Demographics. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension programs, have led to a growing demand for insurance products with a significant savings element to meet savings and retirement needs as the population prepares for retirement. We are seeing a similar shift to retirement-oriented products across other Asian markets, including Korea and Taiwan, each of which also has an aging population.

Competitive Environment. See “Business—Competition,” and “Business—International Insurance Division” for a discussion of the competitive environment and the basis on which we compete.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decision to raise short-term interest rates in December 2016. Market conditions and events, including but not limited to the United Kingdom (“U.K.”) referendum to leave the European Union contrasted with strengthening economic growth and job creation, make uncertain the timing and amount of future monetary policy decisions by the Federal Reserve. Given this current low rate environment, our current reinvestment yields continue to be lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 10% of the fixed maturity security and commercial mortgage loan portfolios through 2018. The general account for these operations has approximately $183 billion of such assets (based on net carrying value) as of December 31, 2016. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5%, as of December 31, 2016, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $183 billion of fixed maturity securities and commercial mortgage loans are approximately $92 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $92 billion, approximately 70% contains provisions for prepayment premiums. The reinvestment of scheduled payments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

As of December 31, 2016, these operations have approximately $180 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $110 billion represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $180 billion of insurance liabilities and policyholder account balances also includes approximately $55 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2016, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1 - 49 bps above guaranteed minimum	50 - 99 bps above guaranteed minimum	100 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$0.9	$0.3	$0.0	$0.0	$1.8
1.00% - 1.99%	1.8	12.5	3.0	1.2	0.1	18.6
2.00% - 2.99%	2.0	0.5	1.8	1.1	0.1	5.5
3.00% - 4.00%	27.4	0.5	0.2	0.1	0.0	28.2
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$32.6	$14.4	$5.3	$2.4	$0.2	$54.9
Percentage of total	60%	26%	10%	4%	0%	100%
 __________

(1)	Includes approximately $1.2 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of the $180 billion of insurance liabilities and policyholder account balances in these operations represent participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.45% for the period from January 1, 2017 through December 31, 2018, and credit spreads remain unchanged from levels as of December 31, 2016, we estimate that the unfavorable impact to net interest margins included in pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $9 million in 2017 and $26 million in 2018. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $55 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability.

Closed Block Division
Substantially all of the $60 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 12 to the Consolidated Financial Statements for further information on the Closed Block.

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our largest international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. Recently, the Bank of Japan has been pursuing further expansionary monetary policy resulting in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater that carry positive yields. Additionally, our diverse product portfolio in terms of currency mix and premium payment mode allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our yen-based product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results,” below.

As of December 31, 2016, our Japanese operations have $148 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $117 billion is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. The remaining insurance liabilities and policyholder account balances include $23 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $8 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2017 new money yields would be 25 basis points lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact to net interest margins would reduce adjusted operating income in 2017 by approximately $10 to $15 million. This hypothetical scenario excludes first-year single premium and multi-currency fixed annuity cash flows, any potential benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

Outlook

Management expects that results in 2017 will continue to benefit from our complementary mix of high quality Protection, Retirement and Asset Management businesses. This business mix provides a diversity in earnings sources, which helps offset variability in business results or fluctuations in market conditions, while offering growth opportunities. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment”), the near-term impacts of strategic investment spending (see further below) and an evolving regulatory environment (see “Business—Regulation”), we expect that our choice of businesses coupled with strong execution will produce attractive returns. In addition, outlook considerations for each of our divisions include the following:

•
U.S. Retirement and Investment Management Market. We will seek to continue our established leadership position in providing retirement and investment solutions for a U.S. market that is increasingly demanding cost-effective solutions that can be easily understood and accessed through technology-enabled distribution methods. There continues to be uncertainty around the impact the DOL fiduciary rule will have on sales and flows. However, we expect to benefit from our product diversification strategy and to improve our risk profile while meeting a broad range of client needs through ongoing product innovation. Our Individual Annuities business remains focused on helping its customers meet their investment and retirement needs. The recapture of living benefit risks from our reinsurance captive to our statutory insurance entities along with our enhanced risk management strategies are expected to contribute to higher free cash flows and improved capital stability, while also providing an ongoing benefit to our operating results. In our Retirement business we continue to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs, while ensuring we maintain appropriate pricing and return expectations under changing market conditions. We believe there are growth opportunities in pension risk transfer as companies are becoming more aware of the potential impact of longevity risk and higher Pension Benefit Guaranty Corporation premiums, although we expect growth will not be linear given the episodic nature of larger cases. While we continue to see fee and spread compression, we believe these are manageable headwinds. Our Asset Management business, or PGIM, is focused on meeting clients’ evolving needs and capturing opportunities in the marketplace. We are making substantial investments in our multi-manager model as well as in our talent, infrastructure and other distribution capabilities in order to capitalize on a business that we believe has strong growth opportunities.

•
U.S. Insurance Market. We will continue to focus on writing high-quality business and expect to continue to benefit from expansion of our distribution channels and deepening our relationships with third-party distributors. Our Individual Life business is continuing to execute on its product diversification strategy in order to maintain a diversified product mix and an attractive risk profile. We are expanding the reach of our multichannel distribution network, including the Prudential Advisors channel, and are building predictive underwriting and other capabilities. In our Group Insurance business, we are seeing benefits from our multi-year underwriting efforts, especially in disability, and we are expanding our market segment focus to include mid-market clients. We are also continuing to focus on rigorous expense management, with an objective of further improving our return prospects over time.

•
International Markets. We will continue to concentrate on deepening our presence in Japan and other markets in which we currently operate and expanding our distribution capabilities in emerging markets. Our death protection products with returns largely driven by mortality or expense margins help mitigate exposure of results to interest rates. We will continue to take steps to re-price or in some cases suspend sales of products most effected by low and negative rates in Japan. With regard to distribution, we are seeking modest growth in our Life Planner and Life Consultant count in Japan, as well as expansion of our third-party distribution networks. Furthermore, we have newer markets that we seek to develop in order to contribute more meaningfully to our growth over time, such as our insurance operation in Brazil, which we have built organically, and our investment in a leading provider of retirement services in Chile.

In order to capitalize on the growth opportunities in our domestic and international markets highlighted above, we continue to make investments in and across our businesses. We are investing in expanding our distribution capabilities through a focus on customer experience and technology enabled advice and distribution, cross-business collaboration, further development of work site relationships with individuals and expanding our ability to offer relevant products and services to customers through whichever channels they choose. We are also investing in product innovation, through the use of data and digital initiatives to better understand and serve the needs of a customer base with changing demographics, to achieve a goal of offering a broader array of cost effective and easily comprehensible products. In addition, we are making investments in our information technology infrastructure in order to streamline processes and enhance the effectiveness of our administrative systems.

While we expect these strategic investments to ultimately generate business growth, they will result in elevated expenses in the near-term. In addition, we expect the time periods required for these investments to generate returns to vary. These investments are being funded through a combination of operating cost efficiencies and the returns generated by our businesses, and we expect to be able to continue to absorb some of these investment costs through efficiency gains.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Revenues	$58,779	$57,119	$54,105
Benefits and expenses	53,074	49,350	52,346
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	5,705	7,769	1,759
Income tax expense (benefit)	1,335	2,072	349
Income (loss) from continuing operations before equity in earnings of operating joint ventures	4,370	5,697	1,410
Equity in earnings of operating joint ventures, net of taxes	49	15	16
Income (loss) from continuing operations	4,419	5,712	1,426
Income (loss) from discontinued operations, net of taxes	0	0	12
Net income (loss)	4,419	5,712	1,438
Less: Income attributable to noncontrolling interests	51	70	57
Net income (loss) attributable to Prudential Financial, Inc.	$4,368	$5,642	$1,381

2016 to 2015 Annual Comparison. The decrease in “Income (loss) from continuing operations” reflected the following notable items:

•
$980 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information);

•
$972 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$479 million lower net pre-tax realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities, which is discussed below (see “—Realized Investment Gains (Losses)” for additional information).

Partially offsetting these decreases in “Income (loss) from continuing operations” were the following items:

•	$737 million favorable impact of lower tax expense reflecting lower pre-tax income in 2016 compared to 2015; and

•
$660 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

2015 to 2014 Annual Comparison. The increase in “Income (loss) from continuing operations” reflected the following notable items:

•
$3,136 million higher net pre-tax earnings primarily resulting from the 2014 impact of foreign currency exchange rate movements on certain assets and liabilities within our Japanese insurance operations (see “—Impact of Foreign Currency Exchange Rates—Impact of products denominated in non-local currencies on U.S. GAAP earnings” for additional information);

•
$3,041 million favorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•
$615 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$558 million favorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements performed in the second quarter of 2015 and the third quarter of 2014. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Income (loss) from continuing operations” were the following items:

•	$1,723 million unfavorable impact of higher tax expense reflecting higher pre-tax income in 2015 compared to 2014; and

•
$1,436 million lower net pre-tax realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. As discussed in “—Overview,” for the year ended December 31, 2015 and onward, the Closed Block division is accounted for as a divested business under our definition of adjusted operating income. For the year ended December 31, 2014, the former Closed Block Business was analyzed using accounting principles generally accepted in the United States of America (“U.S. GAAP”). Its results are excluded from adjusted operating income under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” as presented in our Consolidated Statements of Operations.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$1,765	$1,797	$1,467
Retirement	1,012	931	1,215
Asset Management	787	779	785
Total U.S. Retirement Solutions and Investment Management division	3,564	3,507	3,467
Individual Life	79	635	498
Group Insurance	220	176	23
Total U.S. Individual Life and Group Insurance division	299	811	521
International Insurance	3,117	3,226	3,252
Total International Insurance division	3,117	3,226	3,252
Corporate and Other operations	(1,581)	(1,313)	(1,348)
Total Corporate and Other	(1,581)	(1,313)	(1,348)
Total segment adjusted operating income before income taxes	5,399	6,231	5,892
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	989	2,258	(3,588)
Charges related to realized investment gains (losses), net(2)	(466)	(679)	(542)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(17)	(524)	339
Change in experience-rated contractholder liabilities due to asset value changes(4)	21	433	(294)
Divested businesses:
Closed Block division(5)	(132)	58	0
Other divested businesses(6)	(84)	(66)	167
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(5)	58	44
Subtotal(8)	5,705	7,769	2,018
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(9)	0	0	(259)
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$5,705	$7,769	$1,759
__________

(1)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 22 to our Consolidated Financial Statements for additional information.

(2)
Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.

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

(5)
As a result of the Class B Repurchase, for the years ended December 31, 2016 and 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

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

(8)
Amounts for the year ended December 31, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

(9)
Reflects the existence of two classes of common stock and the separate reporting of the Company’s former Financial Services Businesses and the Closed Block Business for the year ended December 31, 2014.

Segment results for 2016 presented above reflect the following:

Individual Annuities. Segment results for 2016 decreased in comparison to 2015, primarily reflecting lower net asset-based fee income, higher general and administrative expenses, and an unfavorable comparative impact from changes in the estimated profitability of the business, partially offset by higher net investment income, lower amortization costs and interest expense, and the absence of certain costs for contract cancellations incurred in the prior year.

Retirement. Segment results for 2016 increased in comparison to 2015, reflecting higher net investment spread results and a favorable comparative net impact from our annual reviews and update of assumptions, partially offset by a lower contribution from reserve experience, higher general and administrative expenses, net of capitalization, and lower fee income.

Asset Management. Segment results for 2016 increased in comparison to 2015, primarily reflecting higher asset management fees, net of expenses, partially offset by lower other related revenues, net of associated expenses.

Individual Life. Segment results for 2016 decreased in comparison to 2015, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions, less favorable mortality experience, net of reinsurance, as well as higher general and administrative expenses, partially offset by a higher contribution from investment results.

Group Insurance. Segment results for 2016 increased in comparison to 2015, including a favorable comparative net impact from our annual reviews and update of assumptions. Excluding these items, results increased from 2015 reflecting net favorable underwriting results, higher net investment spread results and lower expenses.

International Insurance. Segment results for 2016 decreased in comparison to 2015, primarily from net unfavorable impacts from foreign currency exchange rates and from our annual reviews and update of assumptions. Excluding these items, segment results increased from the prior year, reflecting the growth of business in force, including the contribution from the Company’s investment in AFP Habitat in Chile, and more favorable mortality experience, partially offset by lower contributions from net investment spread results and higher net expenses, including those supporting business growth.

Corporate and Other operations. The results for 2016 in comparison to 2015 reflected increased losses primarily driven by higher levels of corporate expenses, lower net investment income and lower income from our qualified pension plan, partially offset by lower interest expense.

Closed Block Division. The results for 2016 decreased in comparison to 2015, primarily driven by a decrease in net realized investment gains and lower net investment income, partially offset by a decrease in the policyholder dividend obligation and an increase in the net insurance activity results.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP, but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. As discussed in “—Segment Results of Operations” above, under both the current reporting for the Closed Block division and the former reporting for the Closed Block Business, its results are excluded from adjusted operating income.

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

Impact of Foreign Currency Exchange Rates

Foreign currency exchange rate movements and related hedging strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar-equivalent earnings and shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including the use of derivative contracts and by holding U.S. dollar-denominated assets in certain of our foreign subsidiaries.

The operations of certain of our businesses are subject to currency fluctuations that could materially affect our U.S. dollar-equivalent earnings from period to period, even if earnings on a local currency basis are relatively constant. We enter into forward currency derivative contracts as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar-denominated earnings streams, thereby reducing earnings volatility from foreign currency exchange rate movements. The forward currency hedging program is primarily associated with our insurance operations in Japan and Korea.

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. While these non-yen denominated assets and liabilities are economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in reported U.S. GAAP earnings. As a result of continued growth in these portfolios, we implemented a structure in Gibraltar Life in the first quarter of 2015 that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments, as described further below under “—Impact of products denominated in non-local currencies on U.S. GAAP earnings.”

For further information on the hedging strategies used to mitigate the risks of foreign currency exchange rate movements on earnings as well as the U.S. GAAP earnings impact from products denominated in non-local currencies, see “—Impact of foreign currency exchange rate movements on earnings,” below.

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

	December 31,
	2016	2015

	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.6	$1.9
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	12.6	13.0
Other	0.1	0.1
Subtotal	12.7	13.1
Dual currency and synthetic dual currency investments(3)	0.7	0.8
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.4	13.9
Total hedges	$15.0	$15.8
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $36.2 billion and $30.5 billion as of December 31, 2016 and 2015, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar-denominated cash flows.

The U.S. dollar-denominated investments that hedge U.S. dollar-equivalent earnings and shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by employing internal hedging strategies between a subsidiary of Prudential Financial and these yen-based entities. These internal hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities.

These U.S. dollar-denominated investments also pay a coupon which is generally higher than what a similar yen-denominated investment would pay. The incremental impact of this higher yield on our U.S. dollar-denominated investments, as well as our dual currency and synthetic dual currency investments, will vary over time, and is dependent on the duration of the underlying investments as well as interest rate environments in both the U.S. and Japan at the time of the investments. See “—General Account Investments—Investment Results” for a discussion of the investment yields generated by our Japanese insurance operations.

Impact of foreign currency exchange rate movements on earnings

The financial results of our International Insurance, Retirement and Asset Management segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, as further discussed below, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the twelve months ended December 31, 2016, approximately 29% of the segment’s earnings were yen-based and, as of December 31, 2016, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2017, 2018 and 2019, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of this intercompany arrangement, our International Insurance segment’s results for 2016, 2015 and 2014 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 106, 91 and 82 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1100, 1120 and 1150 Korean won per U.S. dollar, respectively. We expect our results for 2017 to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 112 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1130 Korean won per U.S. dollar. Since determination of the fixed currency exchange rates for each respective year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Asset Management and Retirement segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$23	$331	$275
Retirement	9	0	0
Asset Management	6	0	0
Impact of intercompany arrangements(1)	38	331	275
Corporate and Other operations:
Impact of intercompany arrangements(1)	(38)	(331)	(275)
Settlement gains (losses) on forward currency contracts(2)	38	286	293
Net benefit (detriment) to Corporate and Other operations	0	(45)	18
Net impact on consolidated revenues and adjusted operating income	$38	$286	$293
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of December 31, 2016 and 2015, the notional amounts of these forward currency contracts within our Corporate & Other operations were $2.7 billion and $2.4 billion, respectively, of which $1.6 billion and $1.9 billion, respectively, were related to our Japanese insurance operations.

Impact of products denominated in non-local currencies on U.S. GAAP earnings

Our international insurance operations primarily offer products denominated in local currency; however, several of our international insurance operations also offer products denominated in non-local currencies, most notably our Japanese operations, which offer U.S. and Australian dollar-denominated products. The non-local currency-denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency-denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings. For example, unrealized gains (losses) on available-for-sale investments, including those arising from non-local currency exchange rate movements, are recorded in AOCI, whereas the non-local currency-denominated liabilities are remeasured for foreign currency exchange rate movements, and the related changes in value are recorded in earnings within “Other income.” Investments designated as held-to-maturity under U.S. GAAP are recorded at amortized cost on the balance sheet, but are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that is reflected in U.S. GAAP earnings, the gains (losses) resulting from the remeasurement of these non-local currency-denominated liabilities, and certain related non-local currency-denominated assets, were excluded from adjusted operating income and included in “Realized investment gains (losses), net, and related adjustments.” Included in “Realized investment gains (losses), net, and related adjustments” were net losses of $170 million, net gains of $63 million and net losses of $3,073 million from foreign currency remeasurement for the years ended December 31, 2016, 2015 and 2014, respectively.

As discussed above, in the first quarter of 2015 we implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in AOCI totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as the assets mature or are sold. As of December 31, 2016, the remaining net cumulative unrealized investment gains balance related to these assets was $4.4 billion. Absent the sale of any of these assets prior to their stated maturity, approximately 9% of the $4.4 billion balance will be recognized in 2017, approximately 8% will be recognized in 2018, and a majority of the remaining balance will be recognized from 2019 through 2024.

Variable Annuities Recapture and Risk Management Strategy
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

In connection with this transaction, we evaluated the overall risk management strategy associated with our Individual Annuities segment, including potential future enhancements to the living benefits hedging program. During the third quarter of 2016, we implemented modifications to the Individual Annuities’ risk management strategy in order to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks. For more information on the hedging portion of Individual Annuities’ risk management strategy and the results of that hedging strategy, see “Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholder’s account balance mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We generally amortize DAC and DSI over the expected lives of the contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2016, DAC and DSI for PFI excluding the Closed Block division were $17.3 billion and $1.1 billion, respectively, and DAC in our Closed Block division was $336 million.

Amortization methodologies

Gross Premiums. DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is primarily amortized in proportion to gross premiums.

Gross Profits. DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities in our Individual Annuities segment, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.” For additional information on our internally-defined hedge target, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,647 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC balance as of December 31, 2016.

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

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2016, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.6% near-term mean reversion equity rate of return.

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

DAC and DSI Sensitivities

Variability in the level of amortization expense has historically been driven by the variable annuities and variable and universal life insurance policies in our Individual Life and Individual Annuities segments, for which costs are primarily amortized in proportion to total gross profits. For our International Insurance segment, these products have historically experienced less significant variability due to a less material block of variable annuities and variable and universal life insurance policies.

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

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2016 was $3.3 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the DAC balance, with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below. These reserves are discussed in more detail below in “—Policyholder Liabilities.”

December 31, 2016
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$50
Increase in future mortality by 1%	$(50)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, valuation system conversion and methodology changes drove the most significant changes to amortization expense.

For the variable annuity contracts of our Individual Annuities segment, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options. The DAC and DSI balances associated with our domestic variable annuity contracts were $4.9 billion and $1.1 billion, respectively, as of December 31, 2016. The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 bps. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2016
	Increase/ (Decrease) in DAC	Increase/ (Decrease) in DSI

	(in millions)
Decrease in future rate of return by 100 bps	$(378)	$(126)
Increase in future rate of return by 100 bps	$350	$127

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, updates to lapse assumptions partially offset by updates to mapping of funds to related indices and projected interest rate assumptions, drove the most significant changes to amortization expense.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to either gross premiums or estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2016, VOBA was $2.3 billion, and included $1.3 billion related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) on February 1, 2011, and $0.8 billion related to the acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”) on January 2, 2013. The remaining $0.2 billion primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses.

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

December 31, 2016
Increase/(Decrease) in VOBA
(in millions)
Decrease in future mortality by 1%	$8
Increase in future mortality by 1%	$(17)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, partial write-down of VOBA due to a loss recognition event drove the most significant changes to amortization expense.

The VOBA associated with the inforce contracts acquired from AIG of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to premiums which are more predictably stable compared to gross profits. For additional information about VOBA including details on items included in our estimates of future cash flows for the various acquired businesses and its bases for amortization, see Note 2 and Note 8 to the Consolidated Financial Statements.

Goodwill

As of December 31, 2016, our goodwill balance of $833 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $230 million related to our Asset Management business, $147 million related to our Gibraltar Life and Other operations and $12 million related to our International Insurance Life Planner business.

We test goodwill for impairment on an annual basis, as of December 31 of each year, or more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level which is equal to or one level below our operating segments. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative two step test. For additional information on goodwill and the process for testing goodwill for impairment, see Note 2 and Note 9 to the Consolidated Financial Statements.

In the International Insurance Life Planner business and the Asset Management segment, we did not elect to utilize the option for qualitative analysis and therefore completed a quantitative impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2017 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2017 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

In the Retirement Full Service business and Gibraltar Life and Other operations, we also did not elect to utilize the option for qualitative analysis and therefore completed a quantitative impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected rate of return of the reporting unit to its projected future cash flows. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The reporting unit expected rate of return represents the required rate of return on its total capitalization. The process of deriving reporting unit specific required rates of return begins with the calculation of an overall Company Weighted Average Cost of Capital, which includes the calculation of the required return on equity using a Capital Asset Pricing Model (“CAPM”). The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. The calculation using the CAPM begins with the long-term risk-free rate of return, then applies a market risk premium for large company common stock, as well as company specific adjustments to address volatility versus the market. The Company then determines reporting unit specific required rates of return based on their relative volatilities, benchmarks results against reporting unit comparable companies, and ensures that the sum of the reporting unit required returns (after considering the impact of unallocated Corporate costs and capital) add up to the overall Company required return. This process results in reporting unit specific discount rates which are then applied to the expected future cash flows of the Retirement Full Service business and Gibraltar Life and Other operations to estimate their respective fair values.

After completion of the first step of the quantitative tests, the fair values exceeded the carrying amounts for each of the four reporting units and we concluded there was no impairment as of December 31, 2016. The Asset Management, International Insurance Life Planner, Gibraltar Life and Other operations, and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts, each by at least 45%. Completion of the second step of the quantitative analysis is therefore not necessary.

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

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the OTC market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, as well as those classified as held-to-maturity, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording OTTI of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

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

Policyholder Liabilities

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.

•
For certain reserves, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products in our Individual Annuities segment, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

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

The following paragraphs provide additional details about the reserves established by each of our segments:

The future policy benefit reserves for our International Insurance segment, which as of December 31, 2016, represented 43% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2016, represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. For contracts that have recorded a premium deficiency reserve, we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability.

The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2016, represented 4% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

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

The future policy benefit reserves for our Individual Life segment, which as of December 31, 2016, represented 5% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves are established using current best estimate assumptions, as described above.

The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2016, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim occurs. The reserves for group life and disability benefits include our liability of $2.7 billion for unpaid claims and claim adjustment expenses for our Group Insurance segment as of December 31, 2016, which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. Long-term disability claims and claim termination experience may be affected by the economic environment and internal factors such as our claims management process. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for Waiver of Premium, Claims In Course of Settlement and Claims Incurred But Not Reported. The Waiver of Premium reserve is calculated as the present value of future benefits, and utilizes assumptions such as expected mortality and recovery rates. The Claims In Course of Settlement reserve is based on the inventory of claims that have been reported but not yet paid. The Claims Incurred But Not Reported reserve is estimated using expected patterns of claims reporting.
The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2016, represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products. These reserves are generally determined as the present value of expected future benefits and expenses less future premiums. Most contracts have recorded a premium deficiency reserve, for which we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions, as described above.

The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2016, represented 21% of our total future policy benefit reserves are determined using the net level premium method. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Profits Followed by Losses

In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. As a result, in connection with the second quarter assumption updates we recorded a charge to earnings of $444 million to recognize a PFL liability based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. This PFL liability is predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach and accordingly, will be updated each quarter using current inforce and market data and as part of the annual assumption update.

Sensitivity for Future Policy Benefit Reserves

We expect the future benefit reserves in our Individual Annuities segment that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value, to be the ones most likely to drive variability in earnings from period to period.

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

December 31, 2016
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 bps	$186
Increase in future rate of return by 100 bps	$(143)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, updates to lapse, mortality and utilization rate assumptions, partially offset by updates to projected interest rate assumptions, drove the most significant changes to these reserves.

For certain optional living benefit features of the variable annuities in our Individual Annuities segment that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2016, updates to excess withdrawal assumptions and mapping of funds to related indices, partially offset by updates to utilization efficiency assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

Unearned Revenue Reserve

Our unearned revenue reserve (“URR”), reported as a component of “Policyholders’ account balances,” was $2.5 billion as of December 31, 2016. This reserve primarily relates to variable and universal life products within our Individual Life segment and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC as discussed above.

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

The URR balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2016 was $2.1 billion. The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2016
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$47
Increase in future mortality by 1%	$(47)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, valuation system conversion and methodology changes drove the most significant changes to our URR reserve.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, expected asset manager performance and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2016 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2015, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2016
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(118)	$(15)
Decrease in expected rate of return by 100 bps	$118	$15

Foreign pension plans represent 5% of plan assets at the beginning of 2016. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $5 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2015 methodology we employed to determine our discount rate for 2016. Our assumed discount rate for 2016 was 4.50% for our domestic pension plans and 4.35% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2015, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2016
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(114)	$(6)
Decrease in discount rate by 100 bps	$135	$5

Foreign pension plans represent 13% of plan obligations at the beginning of 2016. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $4 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $8 million.

Given the application of the authoritative guidance for accounting for pensions, and the deferral and amortization of actuarial gains and losses arising from changes in our assumed discount rate, the change in net periodic pension cost arising from an increase in the assumed discount rate by 100 bps would not always be expected to equal the change in net periodic pension cost arising from a decrease in the assumed discount rate by 100 bps.

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2016, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2017, we will decrease the discount rate to 4.15% from 4.50% in 2016. The expected rate of return on plan assets will remain unchanged at 6.25%, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2016, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2016
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,380)	$(178)
Decrease in discount rate by 100 bps	$1,599	$195

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

The Company provides for U.S. income taxes on unremitted foreign earnings from certain operations in Japan, Korea, Brazil, Germany and Taiwan. Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be permanently reinvested. See Note 19 to the Consolidated Financial Statements for a discussion of unremitted earnings for which the Company provides U.S. Income Taxes.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures, would have resulted in an increase or decrease in our consolidated income from continuing operations before equity in earnings of operating joint ventures in 2016 of $57 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 19 to the Consolidated Financial Statements for a discussion of the impact in 2016, 2015 and 2014 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There are no new critical accounting estimates resulting from new accounting pronouncements adopted during 2016. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

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

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net.” For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. For more information on how we determine the portion of fees needed to cover estimated future benefit payments and hedging costs, see “Variable Annuity Risks and Risk Mitigants” below.

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

	Year ended December 31,
	2016	2015	2014

	(in millions)
Total Individual Annuities(1):
Beginning total account value	$152,945	$158,664	$154,140
Sales	8,054	8,780	10,008
Surrenders and withdrawals	(7,881)	(8,415)	(8,852)
Net sales	173	365	1,156
Benefit payments	(1,794)	(1,910)	(1,799)
Net flows	(1,621)	(1,545)	(643)
Change in market value, interest credited and other activity	9,012	(585)	8,666
Policy charges	(3,553)	(3,589)	(3,499)
Ending total account value	$156,783	$152,945	$158,664
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $153.3 billion, $149.4 billion and $155.1 billion as of December 31, 2016, 2015 and 2014, respectively. Fixed annuity account values were $3.5 billion, $3.5 billion and $3.6 billion as of December 31, 2016, 2015 and 2014, respectively.

2016 to 2015 Annual Comparison. The increase in account values during 2016 was largely driven by favorable changes in the market value of contractholder funds, partially offset by contract charges on contractholder accounts and benefit payments. Net sales for 2016 decreased compared to 2015 reflecting lower gross sales partially offset by lower surrenders and withdrawals. The decline in gross sales for 2016 compared to 2015 was largely driven by decreased sales of our Prudential Premier® Retirement Variable Annuity with “highest daily” benefit riders and Prudential Premier® Investment Variable Annuity (“PPI”). The declines in gross sales were partially offset by increases in sales of our Prudential Defined Income Variable Annuity (“PDI”) product.

2015 to 2014 Annual Comparison. The decrease in account values during 2015 was largely driven by contract charges on contractholder accounts, benefit payments and unfavorable changes in the market value of contractholder funds. The decline in net sales for 2015 compared to 2014 was largely driven by a decrease in sales of our products with the highest daily benefit, partially offset by an increase in sales of our PPI and PDI products.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results:
Revenues	$4,666	$4,695	$4,710
Benefits and expenses	2,901	2,898	3,243
Adjusted operating income	1,765	1,797	1,467
Realized investment gains (losses), net, and related adjustments	2,031	1,588	521
Related charges	68	(624)	(137)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$3,864	$2,761	$1,851

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income decreased $32 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $8 million. The decrease was primarily driven by lower asset-based fee income, net of associated costs, as well as higher general and administrative expenses including business growth initiatives. The decrease in asset-based fee income, net of a related decrease in asset-based commissions, was driven by a decline in average variable annuity account values and the decrease in the average effective fee rate as fee rates on recent sales are generally lower than fee rates on the inforce block. This decrease was partially offset by an increase due to greater efficiency in managing product risks associated with a recently implemented asset-liability management strategy discussed below. Partially offsetting this net decline were increases in net investment income driven by higher income on non-coupon investments and higher invested assets, as well as lower amortization costs and lower interest expense. This net decline was also partially offset by the absence of certain costs for contract cancellations incurred in 2015.

Adjustments to the amortization of DAC and other costs and to the reserves for certain living and/or death benefit features of our variable annuity products resulted in a net benefit of $138 million and $162 million in 2016 and 2015, respectively. The net benefits primarily reflected the net impact of equity market performance on contractholder accounts and hedge effectiveness (beginning in the third quarter of 2016 as a result of our new ALM strategy) relative to our assumptions, as well as a net benefit resulting from our annual reviews and update of assumptions and other refinements.

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

Adjustments to the amortization of DAC and other costs and to the reserves for the GMDB and GMIB features of our variable annuity products resulted in a net benefit of $162 million and a net charge of $129 million in 2015 and 2014, respectively. The $162 million net benefit in 2015 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as a net benefit resulting from our annual review and update of assumptions. The $129 million net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this net charge was a net benefit resulting from the annual review and update of assumptions performed in that year.

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues decreased $29 million. Excluding the $5 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, revenues decreased $24 million, primarily driven by a decrease in policy charges and fee income, asset management and service fees and other income, primarily due to a decline in average variable annuity account values. Partially offsetting this decrease was an increase in net investment income driven by higher income on non-coupon investments and higher invested assets, and an increase in premiums reflecting an increase in annuitizations of our variable annuity contracts, with offsets in policyholders’ benefits, as discussed below.

Benefits and expenses increased $3 million. Excluding the $19 million net increase related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $16 million. Interest credited to policyholders’ account balances and amortization of DAC decreased $21 million and $12 million, respectively, driven by lower fee income, as discussed above. General and administrative expenses, net of capitalization, decreased $10 million driven by lower asset management costs and lower asset-based commissions due to lower average account values, partially offset by higher operating expenses. Partially offsetting these decreases was a $25 million increase in policyholders’ benefits, including changes in reserves, primarily reflecting an increase in annuitizations of our variable annuity contracts with offsets in premiums, as discussed above.

2015 to 2014 Annual Comparison. Revenues decreased $15 million, primarily driven by a $27 million decrease in net investment income due to lower income on non-coupon investments, partially offset by a $19 million increase in policy charges and fee income due to growth in average variable annuity account values.

Benefits and expenses decreased $345 million. Excluding the $291 million net decrease related to the impacts of certain changes in our estimated profitability of the business discussed above, benefits and expenses decreased $54 million. Interest expense decreased $38 million driven by lower debt and interest credited to policyholders’ account balances decreased $26 million driven by lower average account values in the general account. Partially offsetting these decreases was a $14 million increase in policyholders’ benefits driven by costs for contract cancellations, as discussed above.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of three strategies described below including Product Design Features, External Reinsurance and our Asset Liability Management Strategy.

Product Design Features

Certain of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder premiums, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

External Reinsurance

Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty, to reinsure approximately 50% of the Highest Daily Lifetime Income (“HDI”) v.3.0 business. HDI v.3.0 is the most current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, not to exceed Union Hamilton’s quota share of $5.0 billion for new rider premiums through December 31, 2016. From April 1, 2015 through December 31, 2016, approximately $2.9 billion of new rider premiums were ceded to Union Hamilton under this agreement. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives)

Under our historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, we utilized the U.S. GAAP valuation, with certain modifications, to derive a hedge target that was more reflective of our best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, we implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. We expect the revised strategy to result in more efficient management of our capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP. However, under the new ALM strategy, beginning in the third quarter of 2016, adjusted operating income includes the fees earned that are in excess of the estimated portion of fees required to cover expected claims and hedge costs for the economic liability. The portion of fees required to cover such costs is updated quarterly to reflect updated estimates and actual experience. The effectiveness of our hedging program as measured by comparing the change in value of our hedging assets to the change in value of the liability we are attempting to hedge will ultimately be reflected in adjusted operating income over time through the inclusion of actual hedge costs. Expected costs are updated periodically along with our expectation of claims. For adjusted operating income purposes, DAC and other costs are fully amortized over the life of the contracts proportional to our actual and estimated gross profits under the adjusted operating income framework described above. Overall, we generally expect this strategy to result in a higher portion of fees being recognized in adjusted operating income than under our prior strategy.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we intend to manage through our ALM strategy.

As of December 31,
2016

(in millions)
U.S. GAAP liability (including non-performance risk)	$8,179
Non-performance risk adjustment	7,136
Subtotal	15,315
Adjustments including risk margins and valuation methodology differences	(5,663)
Economic liability managed by ALM strategy	$9,652

As of December 31, 2016, we have sufficient fixed income instruments and derivative assets supporting the economic liability within the entities in which the risks reside.

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

•
General hedge results—For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.

For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared and over-the-counter (“OTC”) equity and interest rate derivatives including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The following table illustrates the net impact to our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(1) (in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$(692)	$(547)	$(421)
Change in portions of U.S. GAAP liability, before NPR(4)	1,745	(67)	(1,997)
Change in the NPR adjustment	(1,097)	2,243	3,824
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions-reported in Individual Annuities	(44)	1,629	1,406
Related benefit (charge) to amortization of DAC and other costs	$243	$(701)	$(496)
Net impact of assumption updates and other refinements	1,455	(34)	(631)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs-reported in Individual Annuities(3)	$1,654	$894	$279
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $(1,523) million, $(585) million and $(3,036) million for 2016, 2015 and 2014, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

The net gain of $1,654 million for 2016 primarily reflected the impact of a $1,455 million benefit from our annual review and update of assumptions, driven by modifications to both our actuarial assumptions, including updates to expected withdrawal rates, as well as economic assumptions. The net gain also reflected the changes in the portions of the U.S. GAAP liability before NPR that are excluded from our hedge target. This impact was partially offset by changes in the NPR adjustment, primarily driven by tightening of credit spreads. To a lesser extent, results also reflected net hedging impacts, primarily driven by unfavorable liability basis. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs. Amortization of DAC and other costs also included a benefit of $515 million related to changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy in the third quarter of 2016 described above.

The net gain of $894 million for 2015 primarily reflected a $2,243 million net benefit from the change in the NPR adjustment, driven by net increases in the base embedded derivative liability before NPR primarily due to declining interest rates and widening credit spreads. This impact was partially offset by a $547 million net charge from changes in the value of our historically defined hedge target, and related hedge positions, primarily driven by fund underperformance relative to indices and unfavorable liability basis. Each of these items resulted in partial offsets included in the $701 million related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $34 million resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements. Results also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our historically defined hedge target, net of related impacts to the amortization of DAC and other costs.

The net gain of $279 million for 2014 primarily reflected a $3,824 million net benefit from the change in the NPR adjustment driven by net increases in the base embedded derivative liability before NPR, primarily due to declining interest rates. This impact was partially offset by a $421 million net charge from changes in the value of our historically defined hedge target and related hedge positions, primarily driven by fund underperformance relative to indices and unfavorable liability basis. Each of these items resulted in partial offsets included in the $496 million related charge to the amortization of DAC and other costs. The net charge from the impact of assumption updates and other refinements of $631 million was primarily driven by modifications to our actuarial assumptions, including updates to our lapse assumption, to reflect our review of emerging experience, future expectations and other data, and other refinements. Results also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our historically defined hedge target, net of related impacts to the amortization of DAC and other costs. In addition, results included a net charge of $35 million related to prior periods. See Note 1 to the Consolidated Financial Statements for additional information.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

Through March 31, 2016, we reinsured living benefit guarantees issued by our domestic statutory life insurance companies to a captive reinsurance company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, as part of the Variable Annuities Recapture, living benefit guarantees and certain retirement products were recaptured. The Variable Annuities Recapture resulted in the transfer of these product risks to certain of our domestic statutory life insurance companies. The ALM strategy described above is executed within these domestic insurance companies. After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into PALAC.

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

The majority of our variable annuity contracts with living benefits guarantees, and all new contracts sold with our highest daily living benefits feature, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy GMAB products include the automatic rebalancing feature, but are not included in the ALM strategy. The PDI product and contracts with the GMIB feature have neither risk mitigant. Certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated.

	December 31,
	2016		2015		2014
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total

	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$106,585	69%	$106,018	71%	$110,953	72%
ALM strategy only	9,409	6%	9,994	7%	11,395	7%
Automatic rebalancing only	1,168	1%	1,393	1%	1,771	1%
External reinsurance(3)	2,932	2%	1,513	1%	0	0%
PDI	7,926	5%	4,664	3%	2,777	2%
Other Products	2,730	2%	2,870	2%	3,324	2%
Total living benefit/GMDB features	$130,750		$126,452		$130,220
GMDB features and other(4)	22,545	15%	22,989	15%	24,863	16%
Total variable annuity account value	$153,295		$149,441		$155,083
_________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy, and have an automatic rebalancing feature.

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

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results(1):
Revenues	$12,876	$11,821	$12,077
Benefits and expenses	11,864	10,890	10,862
Adjusted operating income	1,012	931	1,215
Realized investment gains (losses), net, and related adjustments	(281)	255	591
Related charges	(272)	(1)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(21)	(581)	151
Change in experience-rated contractholder liabilities due to asset value changes	25	490	(106)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$463	$1,094	$1,847
  __________

(1)
Certain of our Retirement segment’s non-U.S. dollar-denominated earnings are from longevity reinsurance contracts, which are denominated in British pounds sterling, and are therefore subject to foreign currency exchange rate risk. Effective January 1, 2016, the financial results of our Retirement segment include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income increased $81 million. Results for 2016 reflected a net benefit of $6 million from our annual review and update of assumptions and other refinements, driven by favorable updates to actuarial assumptions, while results for 2015 reflected no net impact from our annual review and update of assumptions. Excluding this favorable comparative impact, adjusted operating income increased $74 million, primarily driven by higher net investment spread results, partially offset by a lower contribution from reserve experience, higher general and administrative expenses, net of capitalization, and lower fee income. The increase in net investment spread results primarily reflected higher net prepayment fee income, growth in account values and higher income on non-coupon investments, partially offset by lower reinvestment rates net of crediting rate reductions on full service general account stable value products. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis for pension risk transfer contracts. The increase in general and administrative expenses, net of capitalization, was primarily driven by increased legal costs. The decrease in fee income primarily reflected lower margins on full service account values. This decrease was partially offset by growth in account values and increased billed revenues.

2015 to 2014 Annual Comparison. Adjusted operating income decreased $284 million. Results for 2015 reflected no net impact from our annual review and update of assumptions, while results for 2014 reflected a $13 million net charge. Excluding this favorable comparative impact, adjusted operating income decreased $297 million, primarily driven by lower net investment spread results, higher general and administrative expenses, net of capitalization, and lower fee income, partially offset by a higher contribution from reserve experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower reinvestment rates, lower income on derivatives used in portfolio management and lower net prepayment fee income, partially offset by growth in account values. The increase in general and administrative expenses, net of capitalization, was primarily driven by business growth and costs associated with strategic initiatives. The decrease in fee income primarily reflected lower margins on full service account values and net outflows of investment-only stable value account values, partially offset by higher income from longevity reinsurance account values. The more favorable reserve impacts reflected higher mortality gains for pension risk transfer contracts.

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues increased $1,055 million. Premiums increased $851 million primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed in benefits and expenses below. Net investment income increased $181 million, primarily reflecting growth in account values as discussed below, higher prepayment fee income and higher income on non-coupon investments, partially offset by lower reinvestment rates.

Benefits and expenses increased $974 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses increased $981 million. Policyholders’ benefits, including the change in policy reserves, increased $968 million, primarily related to the increase in premiums discussed above. Interest credited to policyholders’ account balances increased $32 million, primarily driven by higher prepayment fee income credited to experience rated account balances and growth in account values as discussed below, partially offset by the impact of crediting rate reductions on full service general account stable value account values.

2015 to 2014 Annual Comparison. Revenues decreased $256 million. Premiums decreased $68 million, primarily driven by more significant group annuity transactions in 2014, partially offset by ongoing premiums assumed for longevity reinsurance contracts sold in 2015. Net investment income decreased $127 million, primarily reflecting lower income on non-coupon investments, lower reinvestment rates and lower prepayment fee income, partially offset by growth in account values. Policy charges and fee income, asset management and service fees and other income decreased $61 million, primarily from lower fee income and lower income on derivatives used in portfolio management.

Benefits and expenses increased $28 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses increased $41 million. General and administrative expenses, net of capitalization, increased $38 million primarily driven by business growth and costs associated with strategic initiatives. Policyholders’ benefits, including the change in policy reserves, increased $33 million driven by interest accrued on benefit reserves, partially offset by a decrease in group annuity premiums, as discussed above and favorable mortality for pension risk transfer contracts. Partially offsetting these increases was a $35 million decrease in interest credited to policyholders’ account balances, primarily driven by the impact of crediting rate reductions on full service general account stable value account values.

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

	Year ended December 31,
	2016	2015	2014

	(in millions)
Full Service:
Beginning total account value	$188,961	$184,196	$173,502
Deposits and sales	21,928	25,684	23,934
Withdrawals and benefits	(20,127)	(21,559)	(22,601)
Change in market value, interest credited and interest income and other activity	12,040	640	9,361
Ending total account value	$202,802	$188,961	$184,196
Net additions (withdrawals)	$1,801	$4,125	$1,333
Institutional Investment Products:
Beginning total account value	$179,964	$179,641	$149,402
Additions(1)	16,140	15,572	43,293
Withdrawals and benefits	(12,161)	(15,388)	(16,036)
Change in market value, interest credited and interest income	5,299	3,476	5,833
Other(2)	(5,866)	(3,337)	(2,851)
Ending total account value	$183,376	$179,964	$179,641
Net additions (withdrawals)	$3,979	$184	$27,257
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business, net presentation of $2,914 million in receipts offset by $2,364 million in payments related to funding agreements backed by commercial paper which typically have maturities of less than 90 days, and changes in asset balances for externally-managed accounts.

2016 to 2015 Annual Comparison. The increase in full service account values primarily reflected the favorable changes in the market value of customer funds. The decrease in net additions was primarily driven by lower large plan sales. This decrease was partially offset by lower plan lapses, as well as net participant deposits in 2016 compared to net participant withdrawals in 2015.

The increase in institutional investment products account values primarily reflected net additions resulting from investment-only stable value accounts and pension risk transfer transactions. The increase in net additions was primarily driven by investment-only stable value accounts, which reflected net additions in 2016 compared to net withdrawals in 2015. This increase was partially offset by less net additions related to pension risk transfer transactions in 2016 as compared to 2015 and a bank-owned life insurance stable value transaction in 2015.

2015 to 2014 Annual Comparison. The increase in full service account values primarily reflected the impact of net additions in 2015. The increase in net additions was driven by higher large plan sales and lower large plan lapses, partially offset by higher net participant withdrawals.

The increase in institutional investment products account values reflected net additions resulting from significant pension risk transfer transactions and a bank-owned life insurance stable value transaction, partially offset by net withdrawals of investment-only stable value accounts. The decrease in net additions was primarily driven by two significant longevity reinsurance transactions in 2014.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results(1):
Revenues	$2,961	$2,944	$2,840
Expenses	2,174	2,165	2,055
Adjusted operating income	787	779	785
Realized investment gains (losses), net, and related adjustments	(6)	(4)	(10)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	45	50	41
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$826	$825	$816
 __________

(1)
Certain of our Asset Management segment’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. Effective January 1, 2016, the financial results of our Asset Management segment include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income increased $8 million. The increase primarily reflected higher asset management fees, net of expenses, from an increase in average fixed income assets under management as a result of net inflows and market appreciation as well as from a favorable fee rate modification within certain real estate funds, partially offset by a decline in average equity assets under management as a result of net outflows and market volatility experienced in the first half of the year. The increase was also partially offset by lower other related revenues, net of associated expenses, primarily related to lower strategic investing results and lower equity fund-related incentive fees, net of expenses.

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

	Year ended December 31,
	2016	2015	2014

	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,046	$923	$877
Retail customers(1)	707	764	720
General account	474	448	424
Total asset management fees	2,227	2,135	2,021
Incentive fees	108	88	91
Transaction fees	19	20	26
Strategic investing	25	30	45
Commercial mortgage(2)	103	103	100
Other related revenues(3)	255	241	262
Service, distribution and other revenues(4)	479	568	557
Total revenues	$2,961	$2,944	$2,840
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $84 million in 2016, $78 million in 2015 and $77 million in 2014.

2016 to 2015 Annual Comparison. Revenues increased $17 million. Total asset management fees increased $92 million, primarily as a result of net inflows and market appreciation within fixed income as well as from a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016. Other related revenues increased $14 million, primarily due to higher performance-based incentive fees related to certain fixed income hedge funds. Partially offsetting these increases was an $89 million decrease in service, distribution and other revenues reflecting lower service and other fees as well as the deconsolidation of certain collateralized loan obligations.

Expenses increased $9 million, as a result of business growth, higher compensation related to favorable fixed income results and higher performance-based incentive fees (included in noncontrolling interest), partially offset by the deconsolidation of certain funds, as discussed above.

2015 to 2014 Annual Comparison. Revenues increased $104 million. Asset management fees increased $114 million primarily as a result of higher assets under management due to positive net asset flows and market appreciation. Service, distribution and other revenues increased $11 million reflecting higher fees from certain consolidated funds, which were partially offset by higher expenses related to noncontrolling interests in these funds. Partially offsetting these increases was a $15 million decrease in strategic investing revenues, primarily reflecting a gain on the sale of an investment in the prior year.

Expenses increased $110 million, including those related to business growth initiatives, commissions from higher retail sales and higher expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2016	2015	2014

	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$59.3	$59.9	$63.8
Fixed income	332.2	289.9	270.0
Real estate	40.0	39.3	36.2
Institutional customers(1)	431.5	389.1	370.0
Retail customers:
Equity	112.4	121.4	122.8
Fixed income	94.5	73.7	61.0
Real estate	2.3	2.2	2.3
Retail customers(2)	209.2	197.3	186.1
General account:
Equity	6.4	7.4	7.7
Fixed income	391.3	367.5	368.1
Real estate	1.7	1.8	1.6
General account	399.4	376.7	377.4
Total assets under management	$1,040.1	$963.1	$933.5
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	December 31,
	2016	2015	2014

	(in billions)
Institutional Customers:
Beginning Assets Under Management	$389.1	$370.0	$341.7
Net additions (withdrawals), excluding money market activity:
Third-party	5.3	21.2	0.7
Affiliated	0.8	(4.8)	1.8
Total	6.1	16.4	2.5
Market appreciation (depreciation)	24.2	2.6	26.9
Other increases (decreases)(1)	12.1	0.1	(1.1)
Ending Assets Under Management	$431.5	$389.1	$370.0
Retail Customers:
Beginning Assets Under Management	$197.3	$186.1	$170.7
Net additions (withdrawals), excluding money market activity:
Third-party	0.4	0.8	4.7
Affiliated	(0.5)	9.2	(0.5)
Total	(0.1)	10.0	4.2
Market appreciation (depreciation)	9.1	1.4	11.6
Other increases (decreases)(1)	2.9	(0.2)	(0.4)
Ending Assets Under Management	$209.2	$197.3	$186.1
General Account:
Beginning Assets Under Management	$376.7	$377.4	$357.5
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated(2)	8.9	(1.1)	3.9
Total	8.9	(1.1)	3.9
Market appreciation (depreciation)	13.3	(1.5)	25.8
Other increases (decreases)(1)	0.5	1.9	(9.8)
Ending Assets Under Management	$399.4	$376.7	$377.4
__________

(1)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $2.7 billion, losses of $1.7 billion and losses of $13.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
General account affiliated net additions (withdrawals) includes net additions of $4.6 billion from two significant pension risk transfer transactions in the Retirement segment for the year ended December 31, 2014.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2016	2015

	(in millions)
Co-Investments:
Real estate	$165	$197
Fixed income	218	166
Seed Investments:
Real estate	46	56
Public equity	441	300
Fixed income	279	214
Investments Secured by Investor Equity Commitments	0	42
Total	$1,149	$975

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results:
Revenues	$5,355	$5,233	$5,226
Benefits and expenses	5,276	4,598	4,728
Adjusted operating income	79	635	498
Realized investment gains (losses), net, and related adjustments	58	166	1,092
Related charges	(223)	(9)	(341)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(86)	$792	$1,249

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income decreased $556 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2016 included a $420 million net charge from these impacts, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years (“Profits Followed by Losses” liability, see “—Accounting Policies & Pronouncements—Policyholder Liabilities”) and a charge related to an out of period adjustment (see Note 1 to the Consolidated Financial Statements). Partially offsetting these charges was a net benefit from the impacts of other refinements. Results for 2015 included a $68 million net benefit from our annual review and update of assumptions and other refinements, mainly driven by net favorable modifications to our economic and actuarial assumptions. Excluding these impacts, adjusted operating income decreased $68 million, primarily driven by less favorable mortality experience, net of reinsurance, and higher general and administrative expenses driven by business growth initiatives, partially offset by a higher contribution from investment results.

2015 to 2014 Annual Comparison. Adjusted operating income increased $137 million. Results for 2015 reflected a net benefit of $68 million from our annual review and update of assumptions and other refinements, while results for 2014 included a $63 million net charge from these updates. In addition, 2015 included $17 million of costs associated with the integration of the Hartford Life Business, while the year 2014 included $32 million of such costs. Excluding these impacts, adjusted operating income decreased $9 million. This decrease was primarily driven by less favorable mortality experience, net of reinsurance, and a lower contribution from investment results driven by lower income on non-coupon investments, partially offset by growth of our universal and term life businesses.

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues increased $122 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $199 million. Net investment income increased $153 million primarily reflecting higher invested assets resulting from continued business growth and higher required capital, higher prepayment fee income and higher income on non-coupon investments. Policy charges and fee income, asset management and service fees and other income increased $82 million, primarily driven by growth in universal life business, partially offset by a decrease in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to experience relative to our assumptions. Partially offsetting these increases was a $36 million decrease in premiums, primarily driven by higher ceded reinsurance premiums which were mostly offset by reserve changes in Policyholders’ benefits.

Benefits and expenses increased $678 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $267 million. Policyholders’ benefits and interest credited to account balances increased $195 million primarily reflecting universal life business growth and less favorable mortality experience, partially offset by reserve changes for ceded reinsurance premiums discussed above. General and administrative expenses, net of capitalization, increased $40 million primarily driven by business growth and initiatives. Interest expense increased $33 million related to higher reserve financing costs.

2015 to 2014 Annual Comparison. Revenues increased $7 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $98 million. Net investment income increased $49 million reflecting higher invested assets resulting from business growth and higher required capital, partially offset by lower investment income from unaffiliated reserve financing activity. Premiums increased $48 million primarily driven by growth in our term life insurance business.

Benefits and expenses decreased $130 million. Excluding the impact of our annual reviews and updates of assumptions and other refinements and costs associated with the integration of the Hartford Life Business, as discussed above, benefits and expenses increased $107 million. Policyholders’ benefits and interest credited to account balances increased $214 million primarily reflecting universal life business growth and less favorable mortality experience, net of reinsurance. Interest expense increased $17 million due to higher reserve financing costs. The amortization of DAC decreased $109 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. General and administrative expenses, net of capitalization, decreased $16 million which included lower amortization of VOBA primarily due to less favorable mortality experience and the impact of cost savings associated with the Hartford Life Business integration.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Consolidated Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	2016			2015			2014
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total

	(in millions)
Term Life	$32	$168	$200	$33	$171	$204	$36	$145	$181
Guaranteed Universal Life(1)	24	219	243	31	189	220	28	121	149
Other Universal Life(1)	34	61	95	28	61	89	13	57	70
Variable Life	26	66	92	22	56	78	21	31	52
Total	$116	$514	$630	$114	$477	$591	$98	$354	$452
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 13%, 17% and 10% of Guaranteed Universal Life and 3%, 7% and 8% of Other Universal Life annualized new business premiums for the years ended December 31, 2016, 2015 and 2014, respectively.

2016 to 2015 Annual Comparison. Annualized new business premiums increased $39 million, primarily driven by the continued impact of product enhancements in both universal and variable life as well as continued improvements in distribution execution.

2015 to 2014 Annual Comparison. Annualized new business premiums increased $139 million, primarily driven by pricing and other actions we have taken to enhance and diversify product sales.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results:
Revenues	$5,343	$5,143	$5,357
Benefits and expenses	5,123	4,967	5,334
Adjusted operating income	220	176	23
Realized investment gains (losses), net, and related adjustments	(8)	(1)	66
Related charges	(6)	(4)	(5)
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$206	$171	$84
Benefits ratio(1):
Group life(2)	89.1%	88.7%	89.3%
Group disability(2)	75.7%	75.7%	99.8%
Total group insurance(2)	86.7%	86.6%	91.1%
Administrative operating expense ratio(3):
Group life	10.6%	11.0%	11.1%
Group disability	31.4%	34.1%	30.2%
__________

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 88.5%, 82.9% and 87.5% for 2016, respectively, 89.2%, 79.2% and 87.5% for 2015, respectively, and 89.2%, 87.0% and 88.8% for 2014, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income increased $44 million, primarily reflecting favorable comparative net impacts from our annual reviews and updates of assumptions and other refinements. Results for 2016 included a $41 million net benefit from these updates, while results for 2015 included a $28 million net benefit. The net benefit in 2016 was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased $30 million primarily reflecting more favorable underwriting results in our group life business, a higher contribution from net investment spread results, and lower net expenses, partially offset by less favorable underwriting results in our group disability business. The underwriting results in our group life business reflect a favorable impact from a reserve refinement and more favorable experience, while the underwriting results in our group disability business reflect the impact of lower claim resolutions on long-term contracts and higher benefits resulting from other claims-related charges, partially offset by the impact of fewer new claims and increased new business.

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

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues increased $200 million. Excluding a favorable comparative impact of $42 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $158 million. The increase reflected $140 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses, as well as higher premiums on existing experience-rated contracts in our group life business. Net investment income increased $21 million driven by higher prepayment income and income from non-coupon investments.

Benefits and expenses increased $156 million. Excluding an unfavorable comparative impact of $29 million resulting from our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $127 million. Policyholders’ benefits, including the change in reserves, increased $120 million, driven by the impact of new business for both our group life and group disability businesses, the impact of lower claim resolutions on long-term contracts in our group disability business, and higher benefits on existing experience-rated contracts in our group life business, partially offset by a decrease in general and administrative expenses.

2015 to 2014 Annual Comparison. Revenues decreased $214 million. Excluding a favorable impact of $2 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues decreased $216 million. The decrease reflected $160 million lower premiums and policy charges and fee income in both our group life and group disability businesses primarily driven by lapses resulting from continued pricing discipline on contract renewals and improved claim experience for experience-rated contracts. Net investment income decreased $27 million driven by lower income from non-coupon investments.

Benefits and expenses decreased $367 million. Excluding a favorable impact of $133 million resulting from our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $234 million. Policyholders’ benefits, including the change in reserves, decreased $198 million, driven by declines in both our group disability and group life businesses, reflecting fewer claims as a result of lapses. The decline in our group disability business also reflected the impact of higher claim resolutions for long-term contracts. The decline in our group life business also reflected improved claim experience for experience-rated contracts.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Annualized new business premiums(1):
Group life	$316	$204	$189
Group disability	119	69	67
Total	$435	$273	$256
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2016 to 2015 Annual Comparison. Total annualized new business premiums increased $162 million as we continued to grow through sales to new and existing clients in both our group life and group disability businesses while maintaining pricing and underwriting discipline.

2015 to 2014 Annual Comparison. Total annualized new business premiums increased $17 million primarily driven by sales to new and existing clients for our group life and group disability businesses, respectively.

International Insurance Division

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 106 yen per U.S. dollar and Korean won at a rate of 1100 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed in “—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results:
Revenues:
Life Planner operations	$9,986	$9,172	$9,267
Gibraltar Life and Other operations	11,023	10,192	10,799
Total revenues	21,009	19,364	20,066
Benefits and expenses:
Life Planner operations	8,447	7,587	7,678
Gibraltar Life and Other operations	9,445	8,551	9,136
Total benefits and expenses	17,892	16,138	16,814
Adjusted operating income:
Life Planner operations	1,539	1,585	1,589
Gibraltar Life and Other operations	1,578	1,641	1,663
Total adjusted operating income	3,117	3,226	3,252
Realized investment gains (losses), net, and related adjustments(1)	992	1,215	(2,192)
Related charges	(32)	(60)	(59)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	4	57	188
Change in experience-rated contractholder liabilities due to asset value changes	(4)	(57)	(188)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(47)	8	5
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$4,030	$4,389	$1,006
__________

(1)	Includes gains (losses) from changes in value of certain assets and liabilities relating to foreign currency exchange movements that are economically matched.

Adjusted Operating Income

2016 to 2015 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $46 million including a net unfavorable impact of $97 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in a $38 million net charge in 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan and Korea, compared to an $11 million net charge in 2015.

Excluding the effect of these items, adjusted operating income increased $78 million, primarily reflecting the growth of business in force and continued strong persistency in Japan, and a larger contribution from non-coupon investments. These favorable impacts were partially offset by higher expenses, including those supporting business growth, and less favorable comparative mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $63 million including a net unfavorable impact of $120 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $34 million net charge in 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan, compared to a $10 million net charge in 2015.

Excluding the effect of these items, adjusted operating income increased $81 million as the growth of business in force, including the contribution from the Company’s investment in AFP Habitat in Chile in March of 2016, more favorable comparative mortality experience and lower net expenses, including a gain on the sale of a home office property in Japan, were partially offset by a lower contribution from net investment spreads, primarily from lower income on non-coupon investments.

2015 to 2014 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $4 million including a net unfavorable impact of $56 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements, which resulted in an $11 million net charge in 2015 compared to a $17 million net benefit in 2014. Results for 2014 also included a $24 million net unfavorable impact primarily from reserve refinements in our Korean and Japanese operations.

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

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues from our Life Planner operations increased $814 million including a net favorable impact of $273 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $541 million. This increase was primarily driven by higher premiums and policy charges and fee income of $380 million related to growth of business in force. Net investment income increased $157 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations increased $860 million including a net unfavorable impact of $370 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $490 million. Policyholder benefits, including changes in reserves, increased $377 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $81 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $831 million, including a net favorable impact of $386 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $445 million, driven by a $211 million increase in premiums and policy charges and fee income due to business growth, a $116 million increase in net investment income primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by lower investment spread income, and the gain on the sale of a home office property in Japan.

Benefits and expenses from our Gibraltar Life and Other operations increased $894 million including a net unfavorable impact of $506 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $388 million, primarily reflecting a $346 million increase in policyholder benefits, including changes in reserves, related to business growth and $21 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

2015 to 2014 Annual Comparison. Revenues from our Life Planner operations decreased $95 million including a net unfavorable impact of $857 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $762 million. This increase was primarily driven by higher premiums and policy charges and fee income of $547 million related to growth of business in force. Net investment income increased $158 million primarily reflecting investment portfolio growth, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations decreased $91 million including a net favorable impact of $801 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $710 million. Policyholder benefits, including changes in reserves, increased $520 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $116 million primarily due to higher distribution costs and other costs supporting business growth. Amortization of DAC increased $66 million, driven by business growth.

Revenues from our Gibraltar Life and Other operations decreased $607 million, including a net unfavorable impact of $929 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $322 million, driven by a $306 million increase in premiums and policy charges and fee income due to business growth, and an $89 million increase in net investment income driven by higher net investment spreads. These increases were partially offset by a decline of $57 million in other income, primarily reflecting the absence of gains on sales of fixed assets that occurred in 2014.

Benefits and expenses from our Gibraltar Life and Other operations decreased $585 million including a net favorable impact of $852 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $267 million, primarily reflecting a $272 million increase in policyholder benefits, including changes in reserves, driven by business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Executive Summary—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$1,059	$1,117	$1,161
Gibraltar Life	1,726	1,548	1,584
Total	$2,785	$2,665	$2,745
On a constant exchange rate basis:
Life Planner operations	$1,298	$1,181	$1,096
Gibraltar Life	1,728	1,619	1,506
Total	$3,026	$2,800	$2,602

The amount of annualized new business premiums and the sales mix in terms of types and currency denomination of products for any given period can be significantly impacted by several factors, including but not limited to: the addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in interest rates or fluctuations in currency markets (as described below), changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

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

2016 to 2015 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$765	$118	$337	$78	$1,298	$729	$116	$271	$65	$1,181
Gibraltar Life:
Life Consultants	366	56	117	208	747	347	61	126	134	668
Banks(2)	521	0	68	130	719	480	1	40	180	701
Independent Agency	134	23	71	34	262	104	24	69	53	250
Subtotal	1,021	79	256	372	1,728	931	86	235	367	1,619
Total	$1,786	$197	$593	$450	$3,026	$1,660	$202	$506	$432	$2,800
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 9% and 53%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2016, and 5% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2015.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $117 million. Growth in Life Planner headcount and productivity in our Japan operation, coupled with the factors described above, resulted in an increase in sales of U.S. dollar-denominated retirement and whole life products while sales of yen-denominated term life products remained strong in the corporate market. Lower sales of life protection products in our Korean operation reflecting pricing actions were partially offset by higher sales in our Brazilian operation across various product lines as Life Planner count and average premiums continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $109 million. Life Consultant sales increased $79 million as higher sales of U.S. dollar-denominated annuity and whole life products were partially offset by lower sales of yen-denominated life protection products and Australian dollar-denominated annuity and retirement income products. Bank channel sales increased $18 million primarily driven by higher sales of U.S. dollar-denominated whole life, retirement income and annuity products, partially offset by lower sales of yen-denominated whole life and annuity products and Australian dollar-denominated annuity products. Independent Agency sales increased $12 million as higher sales of U.S. dollar-denominated whole life and retirement income products were partially offset by lower sales of Australian dollar-denominated annuity products and yen-denominated retirement and annuity products.

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

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2016	2015	2014
Life Planners:
Japan	3,824	3,528	3,328
All other countries	3,856	4,064	4,024
Gibraltar Life Consultants	8,884	8,805	8,707
Total	16,564	16,397	16,059

2016 to 2015 Comparison. The number of Life Planners increased by 88, driven by an increase of 296 in Japan as a result of improved recruiting efforts and fewer terminations. Life Planners decreased by 208 in other operations, primarily in Korea, Poland and Italy, as a result of more selective recruiting efforts and restructurings, partially offset by an increase in Brazil as a result of recruiting efforts.

The number of Gibraltar Life Consultants increased by 79, primarily reflecting fewer terminations.

2015 to 2014 Comparison. The number of Life Planners increased by 240, driven by an increase of 200 in Japan as a result of recruiting efforts. Life Planner decreases in other operations, primarily in Poland and Italy, were a result of more selective recruiting efforts and validation requirements, partially offset by an increase in Brazil as a result of recruiting efforts.

The number of Gibraltar Life Consultants increased by 98, primarily reflecting improved recruiting efforts and fewer terminations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Operating results:
Capital debt interest expense	$(686)	$(731)	$(626)
Operating debt interest expense, net of investment income	1	69	(126)
Pension and employee benefits	103	173	185
Other corporate activities(1)	(999)	(824)	(781)
Adjusted operating income	(1,581)	(1,313)	(1,348)
Realized investment gains (losses), net, and related adjustments	(1,797)	(961)	(3,656)
Related charges	(1)	19	4
Divested businesses	(84)	(66)	167
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	0	(2)
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(3,466)	$(2,321)	$(4,835)
__________

(1)	Includes consolidating adjustments.

2016 to 2015 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $268 million. Net charges from other corporate activities increased $175 million, primarily reflecting higher costs for employee compensation plans tied to Company stock and equity market returns, increased costs for enhanced regulatory supervision, costs associated with the early extinguishment of certain debt, higher legal costs, the absence of a favorable impact from escheatment related matters in the prior year and increased costs related to other corporate initiatives. The increased charges were partially offset by the absence of certain remediation costs incurred in the prior year, as described below. Results for operating debt interest expense, net of investment income, decreased $68 million, primarily reflecting lower levels of invested assets resulting from assets transferred to other business segments and lower net investment income from non-coupon investments. This decrease was partially offset by lower operating debt interest expense resulting from efforts to reduce leverage through senior debt maturities in late 2015 and early 2016, and the early extinguishment of certain debt in the second quarter of 2016. Capital debt interest expense decreased $45 million, primarily reflecting the reassignment of capital debt to operating debt and efforts to reduce leverage.

Results from pension and employee benefits decreased $70 million, primarily reflecting lower income from our qualified pension plan, driven by lower expected returns on plan assets due to lower than expected plan fixed income asset growth in 2015, as well as higher interest costs on the plan obligation due to a higher discount rate.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2017, we will decrease the discount rate from 4.50% to 4.15% as of December 31, 2016. The expected rate of return on plan assets and the assumed rate of increase in compensation will remain unchanged at 6.25% and 4.50%, respectively. Giving effect to the foregoing assumptions and other factors, we expect income from our qualified pension plan in 2017 to be approximately $35 million to $45 million higher than 2016 levels. The increase is driven by higher expected returns on plan assets due to higher than expected plan fixed income asset growth in 2016 as well as lower interest costs on the plan obligation due to the lower discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2017, we will decrease the discount rate from 4.35% to 4.05% as of December 31, 2016. The expected rate of return on plan assets will remain unchanged at 7.00%. Giving effect to the foregoing assumptions and other factors, we expect postretirement benefit expenses in 2017 to be approximately $5 million to $15 million lower than 2016 levels. The decrease in expenses is driven by favorable census updates at December 31, 2016, partially offset by lower expected returns on plan assets due to lower than expected asset growth in 2016.

In 2017, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

2015 to 2014 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $35 million. Results for operating debt interest expense, net of investment income, increased $195 million, reflecting higher net investment income due to higher levels of invested assets, including the transfer of assets to Corporate and Other operations related to the restructuring of the former Closed Block Business and lower operating debt interest expense due to the reassignment of operating debt to capital debt. Capital debt interest expense increased $105 million, primarily reflecting the reassignment of operating debt to capital debt to support capital needs. Net charges from other corporate activities increased $43 million, primarily reflecting increased retained corporate expenses, including $80 million of estimated remediation costs related to the administration of certain separate account investments. These remediation costs consisted of compensation for the benefit of customers for performance on certain securities lending activities administered by the Company. In addition, the increased retained corporate expenses included enhanced regulatory supervision costs and a negative impact recorded in Corporate and Other operations from income translation adjustments recorded by our International Insurance segment at fixed currency exchange rates versus the actual average rates related to currencies for which we choose not to hedge our exchange rate exposure. These increases were partially offset by a favorable comparative impact from escheatment related and other items.

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

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $1,649 million, $673 million and $3,694 million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily resulting from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. In implementing our capital management strategies, Corporate and Other may enter into intercompany derivatives with certain business segments. During 2016, primarily as a result of the change in our Individual Annuities’ risk management strategy, we terminated a significant portion of the existing intercompany derivative transactions related to interest rate risk and expect to manage most of this risk within the business segments in the future. For more information on our Individual Annuities risk management strategy, see “—Executive Summary—Variable Annuities Recapture and Risk Management Strategy” and “—Individual Annuities.” For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Year ended December 31,
	2016	2015	2014

	(in millions)
Long-Term Care	$(74)	$(67)	$171
Other	(10)	1	(4)
Total divested businesses income (loss) excluded from adjusted operating income	$(84)	$(66)	$167

Long-Term Care. Results for the year ended December 31, 2016 decreased compared to 2015 primarily reflecting an increase in net realized investment losses, driven by the change in market value of derivatives used in duration management. This decrease was partially offset by favorable policy experience and higher net investment income. Results for the year ended December 31, 2015 decreased compared to 2014 primarily reflecting a net realized investment loss in 2015 compared to a net realized investment gain in 2014, primarily driven by the change in market value of the derivatives used in duration management. This decrease also reflected unfavorable policy experience and an unfavorable comparative impact from our annual review and update of assumptions and other refinements.

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

As of December 31, 2016, the excess of actual cumulative earnings over the expected cumulative earnings was $1,647 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,011 million at December 31, 2016, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Year ended December 31,
	2016	2015	2014

	(in millions)
U.S. GAAP results:
Revenues	$5,669	$6,160	$6,906
Benefits and expenses	5,801	6,102	7,165
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$(132)	$58	$(259)

Income (loss) from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2016 to 2015 Annual Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $190 million. Results for 2016 primarily reflected a $399 million decrease in net realized investment gains, primarily due to lower gains on equity securities, lower gains from sales of fixed maturities and less favorable changes in the value of derivatives used in risk management activities. Net investment income decreased $75 million, primarily due to lower returns on non-coupon investments and lower reinvestment rates, partially offset by higher prepayment fee income. Net insurance activity results increased $35 million, primarily due to lower benefit payments. As a result of the above and other variances, a $48 million reduction in the policyholder dividend obligation was recorded in 2016, compared to a $137 million increase in 2015. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

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

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison. Revenues decreased $491 million, primarily due to a $399 million decrease in net realized investment gains and a $75 million decrease in net investment income, as discussed above.

Benefits and expenses decreased $301 million, primarily due to a $189 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $83 million, primarily due to the runoff of policies in force.

2015 to 2014 Annual Comparison. Revenues decreased $746 million, primarily driven by a $354 million decrease in net investment income and a $328 million decrease in net realized investment gains, as discussed above. The $328 million decrease in net realized investment gains included the absence of $39 million realized loss from termination of interest rate swaps related to the early redemption of the IHC Debt in 2014. In addition, premiums declined $35 million, primarily due to the runoff of policies in force.

Benefits and expenses decreased $1,063 million, primarily driven by a $596 million decrease in general and administrative expenses, inclusive of interest expense, including the absence of a $448 million charge on a make-whole provision for early redemption of the IHC Debt, $13 million of bank and legal fees related to the IHC Debt redemption and Class B Repurchase and $13 million for the acceleration of the amortization of IHC Debt issuance cost in 2014, as discussed above. Dividends to policyholders decreased $505 million, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, partially offset by an increase in dividends paid and accrued to policyholders as a result of an increase in the 2015 and 2016 dividend scales.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2016, 2015 and 2014, separately reflecting the impact of certain significant items.

	Year ended December 31,
	2016	2015	2014

	(in millions)
Tax provision (benefit)	$1,335	$2,072	$349
Impact of:
Non-taxable investment income	352	341	381
Foreign taxes at other than U.S. rate	172	51	(146)
Low income housing and other tax credits	118	116	127
Reversal of acquisition opening balance sheet deferred tax items	0	0	(53)
Change in repatriation assertion	0	3	(32)
Change in law: active financing exception	0	108	0
Other	20	28	(10)
Tax provision (benefit) excluding these items	$1,997	$2,719	$616

2016 to 2015 Annual Comparison. Our income tax provision, on a consolidated basis, amounted to an income tax expense of $1,335 million in 2016 compared to an expense of $2,072 million in 2015. The decreased expense was primarily due to a decrease in “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in 2016 compared to 2015. On March 31, 2016, the government of Japan enacted an approximately two percentage points reduction in the Japanese tax rate, effective April 1, 2016. On March 31, 2015, the government of Japan enacted an approximately two percentage points reduction in the Japanese tax rate, effective April 1, 2015. As a result, the impact of lower “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” in 2016 compared to 2015 was partially offset by $24 million and $75 million of additional tax expense related to re-measurement of Japan deferred tax assets at the new rates during 2016 and 2015, respectively.

Our income tax provision related to foreign operations, on a consolidated basis, amounted to an income tax expense of $1,158 million in 2016 compared to an income tax expense of $742 million in 2015. The foreign operations income tax expense increased primarily due to the increase in foreign operations pre-tax income from continuing operations before income taxes and equity in earnings of operating joint ventures partially offset by the impact of tax rate changes in Japan during 2015 and 2016.

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

Experience-Rated Contractholder Liabilities,
Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the Consolidated Statements of Financial Position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains (losses) for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Consolidated Statements of Financial Position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the Consolidated Statements of Financial Position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

Our Retirement segment has two types of experience-rated products that are supported by TAASIL and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders through a corresponding adjustment to the related liability, primarily classified in the Consolidated Statements of Financial Position as “Policyholders’ account balances.” The adjustment to the liability is based on changes in the fair value of all of the related assets, including commercial mortgage and other loans, which are carried at amortized cost, less any valuation allowance. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2016	2015	2014

	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(21)	$(581)	$151
Derivatives	(10)	138	(32)
Commercial mortgages and other loans	5	4	12
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	25	490	(106)
Net gains (losses)	$(1)	$51	$25
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$4	$57	$188
Change in experience-rated contractholder liabilities due to asset value changes	(4)	(57)	(188)
Net gains (losses)	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$(17)	$(524)	$339
Derivatives	(10)	138	(32)
Commercial mortgages and other loans	5	4	12
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	21	433	(294)
Net gains (losses)	$(1)	$51	$25
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $10 million, $15 million and $2 million as of December 31, 2016, 2015 and 2014, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $4 million, a decrease of $64 million and a decrease of $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of December 31, 2016				As of December 31, 2015
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)

	(in millions)
Fixed maturities, available-for-sale	$282,515	$5,501	$38,904	$1,356	$252,528	$4,598	$37,795	$1,022
Trading account assets:
Fixed maturities	23,143	747	160	0	29,091	840	176	0
Equity securities	2,267	429	124	58	2,240	537	112	52
All other(2)	1,760	1	0	0	3,361	5	0	0
Subtotal	27,170	1,177	284	58	34,692	1,382	288	52
Equity securities, available-for-sale	7,176	253	2,572	12	6,547	264	2,727	2
Commercial mortgage and other loans	519	0	0	0	274	0	0	0
Other long-term investments(3)	146	7	3	0	172	39	10	10
Short-term investments	6,383	1	799	0	6,270	0	1,217	0
Cash equivalents	7,108	0	1,198	0	13,143	0	1,065	0
Other assets	0	0	0	0	16	7	0	0
Subtotal excluding separate account assets	331,017	6,939	43,760	1,426	313,642	6,290	43,102	1,086
Separate account assets(3)	262,017	1,849	0	0	259,909	1,995	0	0
Total assets	$593,034	$8,788	$43,760	$1,426	$573,551	$8,285	$43,102	$1,086
Future policy benefits	$8,238	$8,238	$0	$0	$8,434	$8,434	$0	$0
Other liabilities(2)	368	22	1	0	32	2	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,839	1,839	0	0	8,597	8,597	0	0
Total liabilities	$10,445	$10,099	$1	$0	$17,063	$17,033	$1	$0

__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.5% and 3.3%, respectively, as of December 31, 2016 and 1.4% and 2.5% as of December 31, 2015.

(2)	“All other” and “Other liabilities” primarily include derivatives. The amounts classified as Level 3 exclude the impact of netting.

(3)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $4.4 billion of public fixed maturities as of December 31, 2016 with values primarily based on indicative broker quotes, and approximately $1.8 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Separate Account Assets

Separate account assets included in Level 3 primarily include corporate securities and commercial mortgage loans. The valuation of corporate securities are determined as described above for fixed maturity and equity securities. See Note 20 to the Consolidated Financial Statements for additional information on the valuation of commercial mortgage loans. Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, GMWB and GMIWB. These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $8.2 billion as of December 31, 2016. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the following significant items:

•	sale of investments;

•	maturities of foreign-denominated investments;

•	adjustments to the cost basis of investments for OTTI;

•	recognition of OTTI in earnings for foreign-denominated securities that are approaching maturity and are in an unrealized loss position due to foreign currency exchange rate movements;

•	net changes in the allowance for losses, certain restructurings and foreclosures on commercial mortgage and other loans; and

•	fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

Effective January 1, 2016, the Company classifies fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investment gains (losses), net.” The impact of this change to prior periods was immaterial.

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding OTTI for fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

We use interest rate and currency derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar-equivalent earnings generated by certain of our non-U.S. businesses. In addition, equity-based and interest rate derivatives hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Many of these derivative contracts do not qualify for hedge accounting; and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although the required accounting for associated hedged assets and liabilities may or may not be similar.

Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments and related charges and adjustments. OTTI, interest rate-related losses and credit-related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. Additionally, adjusted operating income generally excludes realized investment gains and losses from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. For additional details regarding adjusted operating income, see Note 22 to the Consolidated Financial Statements.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments for the periods indicated:

	Year Ended December 31,
	2016	2015	2014

	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,760	$3,192	$475
Closed Block division	434	833	1,161
Consolidated realized investment gains (losses), net	$2,194	$4,025	$1,636
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$617	$1,431	$753
Equity securities	127	4	81
Commercial mortgage and other loans	54	36	79
Derivative instruments	1,013	1,775	(445)
Other	(51)	(54)	7
Total	$1,760	$3,192	$475
Related adjustments	(771)	(934)	(4,063)
Realized investment gains (losses), net, and related adjustments	989	2,258	(3,588)
Related charges	(466)	(679)	(542)
Realized investment gains (losses), net, and related charges and adjustments	$523	$1,579	$(4,130)
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$49	$203	$441
Equity securities	249	447	431
Commercial mortgage and other loans	1	1	31
Derivative instruments	162	195	263
Other	(27)	(13)	(5)
Total	$434	$833	$1,161

2016 to 2015 Annual Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated:

	Year Ended December 31,
	2016	2015

	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,229	$1,809
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(144)	(97)
Gross losses on sales and maturities(3)	(456)	(273)
Credit-related losses on sales	(12)	(8)
Total gross realized investment losses	(612)	(378)
Realized investment gains (losses), net—Fixed Maturity Securities	$617	$1,431
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$773	$1,536
__________

(1)	During 2016, fixed maturity prepayment fees and call premiums were reclassified to “Net investment income.” Prior periods were not restated. The impact of this change was immaterial.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Excludes OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net gains on sales and maturities of fixed maturity securities were $773 million in 2016. Excluding energy sector losses, net gains of $966 million were primarily from sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. The net gains in 2016 were partially offset by net trading losses of approximately $193 million on sales of securities within the energy sector. Net gains on sales and maturities of fixed maturity securities were $1,536 million in 2015 primarily due to net gains of $1,363 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities in 2016 and 2015.

Net realized gains on equity securities were $127 million and $4 million for the years ended December 31, 2016 and 2015, respectively, and included net gains on sales of equity securities of $188 million and $115 million, respectively. Both periods’ gains were partially offset by OTTI of $61 million and $111 million for the years ended December 31, 2016 and 2015, respectively. See below for additional information regarding the OTTI of equity securities in 2016 and 2015.

Net realized gains on commercial mortgage and other loans for the year ended December 31, 2016 were $54 million, primarily driven by servicing revenue of $53 million in our Asset Management business and a net decrease in the allowance for losses of $5 million. Net realized gains on commercial mortgage and other loans for the year ended December 31, 2015 were $36 million, primarily driven by servicing revenue of $31 million in our Asset Management business and a net decrease in the allowance for losses of $5 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $1,013 million and $1,775 million for the years ended December 31, 2016 and 2015, respectively. The net derivative gains in 2016 primarily reflect $523 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $192 million of gains on currency derivatives in Japan operations used to hedge non-Japanese yen denominated investments as the Japanese yen strengthened against various currencies, $172 million of gains on currency derivatives in U.S. operations used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies and $157 million of gains primarily representing the fees earned on fee-based guaranteed investment contracts (“GICs”) which are accounted for as derivatives. The net gains in 2015 primarily reflect $995 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $326 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $345 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies and $159 million of gains primarily representing fees earned on fee-based GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for 2016 and 2015 included net negative related adjustments of $771 million and $934 million, respectively, primarily driven by settlements on interest rate and currency derivatives.

 Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for 2016 included net related charges of $466 million, compared to net related charges of $679 million in 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. Results for 2016 were partially offset by a benefit of $515 million from the implementation of a new ALM strategy in the Individual Annuities segment discussed above. For additional information, see Note 22 to the Consolidated Financial Statements.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by asset type and for fixed maturity securities by reason:

	Year Ended December 31,
	2016	2015

	(in millions)
Public fixed maturity securities	$56	$31
Private fixed maturity securities	88	66
Total fixed maturity securities	144	97
Equity securities	61	111
Other invested assets(1)	57	121
Total(2)	$262	$329
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Year Ended December 31,
	2016	2015

	(in millions)
Due to credit events or adverse conditions of the respective issuers(1)	$111	$82
Due to other accounting guidelines(2)	33	15
Total fixed maturity securities(3)	$144	$97
__________

(1)
Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(2)
Primarily represents circumstances where securities are being actively marketed for sale by the company and where securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in 2016 were concentrated in the energy, capital goods and transportation sectors within corporate securities. Fixed maturity security OTTI in 2015 were concentrated in the industrial other, consumer cyclical and energy sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in private equity limited partnerships.

Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated:

	Year Ended December 31,
	2016	2015

	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$204	$306
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(78)	(44)
Gross losses on sales and maturities(3)	(73)	(57)
Credit-related losses on sales	(4)	(2)
Total gross realized investment losses	(155)	(103)
Realized investment gains (losses), net—Fixed Maturity Securities	$49	$203
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$131	$249
__________

(1)	During 2016, fixed maturity prepayment fees and call premiums were reclassified to “Net investment income.” Prior periods were not restated. The impact of this change was immaterial.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Excludes OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net realized gains on equity securities were $249 million and $447 million for the years ended December 31, 2016 and 2015, respectively, resulting from net gains on sales partially offset by OTTI of $13 million and $15 million, respectively. See below for additional information regarding the OTTI of equity securities in 2016 and 2015.

Net realized gains on derivatives were $162 million and $195 million for the years ended December 31, 2016 and 2015, respectively. The net derivative gains in 2016 primarily reflect $132 million of gains on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies and $30 million of gains on interest rate derivatives used to manage duration as interest rates increased. The net gains in 2015 primarily reflect $193 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type and for fixed maturity securities by reason:

	Year Ended December 31,
	2016	2015

	(in millions)
Public fixed maturity securities	$22	$9
Private fixed maturity securities	56	35
Total fixed maturity securities	78	44
Equity securities	13	15
Other invested assets(1)	30	21
Total(2)	$121	$80
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Year Ended December 31,
	2016	2015

	(in millions)
Due to credit events or adverse conditions of the respective issuers(1)	$65	$41
Due to other accounting guidelines(2)	13	3
Total fixed maturity securities(3)	$78	$44

__________

(1)
Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(2)
Primarily represents circumstances where securities are being actively marketed for sale by the company and where securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in 2016 were concentrated in the energy, transportation and industrial other sectors within corporate securities. Fixed maturity security OTTI in 2015 were concentrated in foreign government securities and the industrial other and consumer cyclical sectors within corporate securities. In both periods these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.
Equity security OTTI in both 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in private equity limited partnerships.

2015 to 2014 Annual Comparison

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities as of dates indicated:

	Year Ended December 31,
	2015	2014

	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$1,809	$1,154
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(97)	(36)
Gross losses on sales and maturities(3)	(273)	(327)
Credit-related losses on sales	(8)	(38)
Total gross realized investment losses	(378)	(401)
Realized investment gains (losses), net—Fixed Maturity Securities	$1,431	$753
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$1,536	$827
__________

(1)	Amounts include fixed maturity prepayment fees and call premiums.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Excludes OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net gains on sales and maturities of fixed maturity securities were $1,536 million in 2015 primarily due to net gains of $511 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment, and gains of $852 million associated with foreign exchange remeasurement on assets that were transferred under the new structure in Gibraltar Life. These gains were partially offset by OTTI of $97 million. Net gains on sales and maturities of fixed maturity securities of $827 million in 2014 were primarily due to sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. These gains were partially offset by OTTI of $36 million. See below for additional information regarding the OTTI of fixed maturity securities in 2015 and 2014.

Net realized gains on equity securities were $4 million and $81 million for the years ended December 31, 2015 and 2014, respectively, primarily driven by gains on sales within our International Insurance segment. These gains were partially offset by OTTI of $111 million and $26 million for the years ended December 31, 2015 and 2014, respectively. See below for additional information regarding the OTTI of equity securities in 2015 and 2014.

Net realized gains on commercial mortgage and other loans for the year ended December 31, 2015 were $36 million, primarily driven by servicing revenue of $31 million in our Asset Management business and a net decrease in the allowance for losses of $5 million. Net realized gains on commercial mortgage and other loans were $79 million for the year ended December 31, 2014 and were primarily driven by a net decrease in the allowance for losses of $65 million, including the impact of assumption updates. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $1,775 million in 2015, compared to net realized losses of $445 million in 2014. The net gains in 2015 primarily reflect $995 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, $326 million of gains on interest rate derivatives used to manage duration as interest rates decreased, $345 million of gains on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies and $159 million of gains primarily representing fees earned on fee-based GICs which are accounted for as derivatives. The net derivative losses in 2014 primarily reflect net losses of $2,627 million on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts. Also contributing were net losses of $500 million on foreign-currency derivatives used to hedge portfolio assets in our Japan business, primarily due to the weakening of the Japanese yen against the U.S. dollar and other currencies. These losses were partially offset by gains of $1,502 million on interest rate derivatives used to manage duration as long-term interest rates decreased, $869 million of gains on other foreign-currency derivatives primarily associated with hedges of portfolio assets in our U.S. business and hedges of future income of non-U.S. businesses (predominantly in Japan) as the U.S. dollar strengthened against various currencies and $166 million of gains of fees earned on fee-based GICs.

Net realized losses within other investments were $54 million in 2015 primarily driven by OTTI of $121 million on investments in limited partnerships, partially offset by gains of $40 million on sales of real estate. Net realized gains on other investments were $7 million in 2014 and included net gains of $28 million, primarily from our Asset Management and International Insurance segments, partially offset by OTTI of $21 million on real estate and joint ventures and limited partnership investments. See below for additional information regarding the OTTI of other invested assets in 2015 and 2014.

Related adjustments for 2015 included net negative related adjustments of $934 million primarily driven by settlements on interest rate and currency derivatives. Results for 2014 included net negative related adjustments of $4,063 million primarily driven by the impact of foreign-currency exchange rate movements on certain non-yen denominated assets and liabilities within our Japan insurance operations and by settlements on interest rate and currency derivatives. We implemented a structure in Gibraltar Life, effective for financial reporting beginning in the first quarter of 2015, which has minimized volatility in reported U.S. GAAP earnings arising from foreign currency remeasurement. For additional information, see “—Results of Operations—Impact of Foreign Currency Exchange Rates” above.

Related charges for 2015 and 2014 included net related charges of $679 million and $542 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the PFI excluding the Closed Block division by asset type and for fixed maturity securities by reason:

	Year Ended December 31,
	2015	2014

	(in millions)
Public fixed maturity securities	$31	$22
Private fixed maturity securities	66	14
Total fixed maturity securities	97	36
Equity securities	111	26
Other invested assets(1)	121	21
Total(2)	$329	$83
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships and real estate investments.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Year Ended December 31,
	2015	2014

	(in millions)
Due to credit events or adverse conditions of the respective issuers(1)	$82	$24
Due to other accounting guidelines(2)	15	12
Total fixed maturities(3)	$97	$36
__________

(1)
Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(2)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in 2015 were concentrated in the industrial other, consumer cyclical and energy sectors within corporate securities. Fixed maturity security OTTI in 2014 were concentrated in the utility, consumer cyclical and finance sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy, finance and utility sectors. Other invested assets OTTI in 2014 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated:

	Year Ended December 31,
	2015	2014

	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities(1)	$306	$510
Gross realized investment losses:
Net OTTI recognized in earnings(2)	(44)	(20)
Gross losses on sales and maturities(3)	(57)	(37)
Credit-related losses on sales	(2)	(12)
Total gross realized investment losses	(103)	(69)
Realized investment gains (losses), net—Fixed Maturity Securities	$203	$441
Net gains (losses) on sales and maturities—Fixed Maturity Securities(1)	$249	$473
__________

(1)	Amounts include fixed maturity prepayment fees and call premiums.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Excludes OTTI and credit related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net realized gains on equity securities were $447 million and $431 million for the years ended December 31, 2015 and 2014, respectively, resulting from net gains on sales of equity securities of $462 million and $437 million, respectively, partially offset by OTTI of $15 million and $6 million, respectively. See below for additional information regarding the OTTI of equity securities in 2015 and 2014.

Net realized gains on commercial mortgage and other loans were $1 million and $31 million for the years ended December 31, 2015 and 2014, respectively. Net realized gains on commercial mortgage and other loans of $31 million for the year ended December 31, 2014 were primarily driven by a net decrease in the allowance for losses of $32 million, including the impact of assumption updates. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $195 million and $263 million in 2015 and 2014, respectively. The net gains in 2015 primarily reflect $193 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against various currencies. Derivative gains in 2014 primarily reflect net gains of $182 million on currency derivatives used to hedge foreign denominated investments as the U.S. dollar strengthened against the euro, net gains of $72 million on interest rate derivatives primarily used to manage duration as long-term interest rates decreased and net gains of $45 million on “to be announced” (“TBA”) forward contracts as interest rates declined. These gains were partially offset by losses of $41 million on terminated capital cash flow hedges due to debt extinguishment.

The following tables set forth, for the periods indicated, the composition of OTTI recorded in earnings attributable to the Closed Block division by asset type and for fixed maturity securities by reason:

	Year Ended December 31,
	2015	2014

	(in millions)
Public fixed maturity securities	$9	$13
Private fixed maturity securities	35	7
Total fixed maturity securities	44	20
Equity securities	15	6
Other invested assets(1)	21	5
Total(2)	$80	$31
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Year Ended December 31,
	2015	2014

	(in millions)
Due to credit events or adverse conditions of the respective issuers(1)	$41	$19
Due to other accounting guidelines(2)	3	1
Total fixed maturity securities(3)	$44	$20
__________

(1)
Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment.

(2)	Primarily represents circumstances where securities with losses from foreign currency exchange rate movements approach maturity.

(3)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in 2015 were concentrated in foreign government securities and the industrial other and consumer cyclical sectors within corporate securities. Fixed maturity security OTTI in 2014 were concentrated in foreign government securities, asset-backed securities collateralized by sub-prime mortgages and the consumer cyclical sector within corporate securities. In both periods, these OTTI primarily reflect adverse financial conditions of the respective issuers.

Equity security OTTI in 2015 and 2014 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in 2015 were primarily driven by the extent and duration of declines in values of investments in limited partnerships within the energy, finance and utility sectors. Other invested assets OTTI in 2014 were primarily driven by the extent and duration of declines in values of investments in limited partnerships.

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

The general account portfolios are managed pursuant to the distinct objectives and investment policy statements of PFI excluding the Closed Block division and the Closed Block division. The primary investment objectives of PFI excluding the Closed Block division include:

•	hedging and otherwise managing the market risk characteristics of the major product liabilities and other obligations of the Company;

•	optimizing investment income yield within risk constraints over time; and

•
for certain portfolios, optimizing total return, including both investment income yield and capital appreciation, within risk constraints over time, while managing the market risk exposures associated with the corresponding product liabilities.

We pursue our objective to optimize investment income yield for PFI excluding the Closed Block division over time through:

•
the investment of net operating cash flows, including new product premium inflows, and proceeds from investment sales, repayments and prepayments into investments with attractive risk-adjusted yields; and

•
the sale of lower-yielding investments, where appropriate, either to meet various cash flow needs or to manage the portfolio's risk exposure profile with respect to duration, credit, currency and other risk factors, while considering the impact on taxes and capital.

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

Our portfolio management approach, while emphasizing our investment income yield and asset/liability risk management objectives, also takes into account the capital and tax implications of portfolio activity, our assertions regarding our ability and intent to hold debt and equity securities to recovery. For a further discussion of our policies regarding other-than-temporary impairments, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—OTTI of Fixed Maturity Securities” and “—Equity Securities—OTTI of Equity Securities” below.

Management of Investments

The Investment Committee of our Board of Directors oversees our proprietary investments, including our general account portfolios, and regularly reviews performance and risk positions. Our Chief Investment Officer Organization (“CIO Organization”) develops investment policies subject to risk limits proposed by our Enterprise Risk Management group for the general account portfolios of our domestic and international insurance subsidiaries and directs and oversees management of the general account portfolios within risk limits and exposure ranges approved annually by the Investment Committee.

The CIO Organization, including related functions within our insurance subsidiaries, works closely with product actuaries and Enterprise Risk Management to understand the characteristics of our products and their associated market risk exposures. This information is incorporated into the development of target asset portfolios that manage market risk exposures associated with the liability characteristics and establish investment risk exposures, within tolerances prescribed by Prudential’s investment risk limits, on which we expect to earn an attractive risk-adjusted return. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Market risk exposures associated with the liabilities include interest rate risk, which is addressed through the duration characteristics of the target asset mix, and currency risk, which is addressed by the currency profile of the target asset mix. In certain of our smaller markets outside of the U.S. and Japan, capital markets limitations hinder our ability to hedge interest rate exposure to the same extent we do for our U.S. and Japan businesses and lead us to accept a higher degree of interest rate risk in these smaller portfolios. General account portfolios typically include allocations to credit and other investment risks as a means to enhance investment yields and returns over time.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2016, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, is between 7 and 8 years. As of December 31, 2016, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, is between 11 and 12 years and represents a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

We implement our portfolio strategies primarily through investment in a broad range of fixed income assets, including government and agency securities, public and private corporate bonds and structured securities and commercial mortgage loans. In addition, we hold allocations of non-coupon investments, which include equity securities and other long-term investments such as joint ventures and limited partnerships, real estate held through direct ownership and seed money investments in separate accounts.

We manage our public fixed maturity portfolio to a risk profile directed or overseen by the CIO Organization and Enterprise Risk Management groups and to a profile that also reflects the market environments impacting both our domestic and international insurance portfolios. The return that we earn on the portfolio will be reflected in investment income and in realized gains or losses on investments.

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

Our portfolio asset allocation reflects our emphasis on diversification across asset classes, sectors and issuers. The CIO Organization, directly and through related functions within the insurance subsidiaries, implements portfolio strategies primarily through various asset management units within Prudential’s Asset Management segment. Activities of the Asset Management segment on behalf of the general account portfolios are directed and overseen by the CIO Organization and monitored by Enterprise Risk Management for compliance with investment risk limits.

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans and non-coupon investments as defined above. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division as of the dates indicated:

	December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$243,201	64.2%	$24,917	$268,118
Public, held-to-maturity, at amortized cost	1,772	0.5	0	1,772
Private, available-for-sale, at fair value	39,074	10.3	13,987	53,061
Private, held-to-maturity, at amortized cost	372	0.1	0	372
Trading account assets supporting insurance liabilities, at fair value	21,840	5.8	0	21,840
Other trading account assets, at fair value	1,521	0.4	284	1,805
Equity securities, available-for-sale, at fair value	7,163	1.9	2,572	9,735
Commercial mortgage and other loans, at book value	42,771	11.2	9,437	52,208
Policy loans, at outstanding balance	7,095	1.9	4,660	11,755
Other long-term investments(1)	7,231	1.9	3,020	10,251
Short-term investments	6,657	1.8	837	7,494
Total general account investments	378,697	100.0%	59,714	438,411
Invested assets of other entities and operations(2)	5,829		0	5,829
Total investments	$384,526		$59,714	$444,240

	December 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$216,628	63.1%	$23,505	$240,133
Public, held-to-maturity, at amortized cost	1,834	0.5	0	1,834
Private, available-for-sale, at fair value	35,767	10.4	14,290	50,057
Private, held-to-maturity, at amortized cost	474	0.1	0	474
Trading account assets supporting insurance liabilities, at fair value	20,522	6.0	0	20,522
Other trading account assets, at fair value	1,561	0.5	288	1,849
Equity securities, available-for-sale, at fair value	6,537	1.9	2,726	9,263
Commercial mortgage and other loans, at book value	40,486	11.8	9,771	50,257
Policy loans, at outstanding balance	6,867	2.0	4,790	11,657
Other long-term investments(1)	6,549	1.9	2,921	9,470
Short-term investments	6,250	1.8	1,467	7,717
Total general account investments	343,475	100.0%	59,758	403,233
Invested assets of other entities and operations(2)	13,959		0	13,959
Total investments	$357,434		$59,758	$417,192
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and limited partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)
Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third- parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in 2016 was primarily due to the reinvestment of net investment income and net business inflows, the translation impact of the yen strengthening against the U.S. dollar, credit spread tightening and a decrease in interest rates in Japan. The general account investments attributable to the Closed Block division in 2016 remained relatively flat compared to 2015. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

As of December 31, 2016 and 2015, 42% and 41%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations.

The following table sets forth the composition related to the investments of our Japanese insurance operations’ general account as of the dates indicated:

	December 31,
	2016	2015
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$123,285	$109,257
Public, held-to-maturity, at amortized cost	1,772	1,834
Private, available-for-sale, at fair value	11,646	9,747
Private, held-to-maturity, at amortized cost	372	474
Trading account assets supporting insurance liabilities, at fair value	2,166	2,020
Other trading account assets, at fair value	434	647
Equity securities, available-for-sale, at fair value	2,654	2,660
Commercial mortgage and other loans, at book value	11,700	9,756
Policy loans, at outstanding balance	2,369	2,208
Other long-term investments(1)	1,186	1,742
Short-term investments	398	417
Total Japanese general account investments	$157,982	$140,762
__________

(1)
Other long-term investments consist of real estate and non-real estate-related investments in joint ventures and limited partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2016 was primarily attributable to the reinvestment of net investment income and net business inflows, the translation impact of the yen strengthening against the U.S. dollar and a decrease in interest rates in Japan.

As of December 31, 2016, our Japanese insurance operations had $55.7 billion, at carrying value, of investments denominated in U.S. dollars, including $5.3 billion that were hedged to yen through third-party derivative contracts and $36.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2015, our Japanese insurance operations had $50.2 billion, at carrying value, of investments denominated in U.S. dollars, including $4.0 billion that were hedged to yen through third-party derivative contracts and $32.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $5.5 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2015 is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income offset by a net increase in fair value driven by the decrease in interest rates.

Our Japanese insurance operations had $11.0 billion and $10.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2016 and 2015, respectively. The $1.0 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2015 is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

 Investment Results

The following tables set forth the income yield and investment income for each major investment category of our general account for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest related items, such as settlements of duration management swaps which are included in realized gains (losses). Effective January 1, 2016, the Company classified fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investment gains (losses), net.” The impact of this change to prior periods was immaterial.

	Year Ended December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.95%	$9,515	4.98%	$1,696	4.07%	$11,211
Trading account assets supporting insurance liabilities	3.59	758	0.00	0	3.59	758
Equity securities	5.97	307	3.43	59	5.33	366
Commercial mortgage and other loans	4.32	1,751	5.06	476	4.46	2,227
Policy loans	5.00	347	6.10	280	5.44	627
Short-term investments and cash equivalents	0.68	122	2.23	20	0.73	142
Other investments	5.67	473	6.40	203	5.87	676
Gross investment income before investment expenses	3.90	13,273	5.10	2,734	4.07	16,007
Investment expenses	(0.13)	(413)	(0.26)	(156)	(0.15)	(569)
Investment income after investment expenses	3.77%	12,860	4.84%	2,578	3.92%	15,438
Investment results of other entities and operations(2)		82		0		82
Total investment income		$12,942		$2,578		$15,520

	Year Ended December 31, 2015
	PFI Excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.03%	$8,876	4.94%	$1,692	4.15%	$10,568
Trading account assets supporting insurance liabilities	3.59	720	0.00	0	3.59	720
Equity securities	5.67	266	3.49	70	5.01	336
Commercial mortgage and other loans	4.58	1,728	5.42	512	4.75	2,240
Policy loans	5.01	334	6.06	285	5.45	619
Short-term investments and cash equivalents	0.25	43	1.14	12	0.28	55
Other investments	5.91	489	7.24	222	6.27	711
Gross investment income before investment expenses	3.97	12,456	5.14	2,793	4.14	15,249
Investment expenses	(0.14)	(394)	(0.25)	(140)	(0.16)	(534)
Investment income after investment expenses	3.83%	12,062	4.89%	2,653	3.98%	14,715
Investment results of other entities and operations(2)		114		0		114
Total investment income		$12,176		$2,653		$14,829

	Year Ended December 31, 2014
	PFI Excluding Closed Block Division		Closed Block Division		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.90%	$8,762	5.18%	$1,917	4.08%	$10,679
Trading account assets supporting insurance liabilities	3.75	765	0.00	0	3.75	765
Equity securities	5.97	275	3.40	79	5.11	354
Commercial mortgage and other loans	4.80	1,565	5.45	524	4.95	2,089
Policy loans	5.08	341	6.07	292	5.49	633
Short-term investments and cash equivalents	0.21	26	1.03	8	0.25	34
Other investments	9.10	753	13.35	342	10.11	1,095
Gross investment income before investment expenses	4.04	12,487	5.54	3,162	4.28	15,649
Investment expenses	(0.14)	(362)	(0.27)	(155)	(0.16)	(517)
Investment income after investment expenses	3.90%	12,125	5.27%	3,007	4.12%	15,132
Investment results of other entities and operations(2)		124		0		124
Total investment income		$12,249		$3,007		$15,256
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

See below for a discussion of the change in the yields for PFI excluding the Closed Block division. The decrease in net investment income yield attributable to the Closed Block division for 2016 compared to 2015 was primarily due to lower fixed income reinvestment rates and lower yields from non-coupon investments partially offset by higher fixed maturity prepayment fees and call premiums.

The net investment income yield attributable to the Closed Block division for 2015 decreased compared to 2014, due to lower yields on non-coupon investments and lower fixed income reinvestment rates.

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

	Year Ended December 31,
	2016		2015		2014
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.63%	$6,043	4.67%	$5,686	4.69%	$5,461
Trading account assets supporting insurance liabilities	3.80	721	3.79	688	3.96	730
Equity securities	6.49	232	6.07	197	6.49	191
Commercial mortgage and other loans	4.35	1,306	4.62	1,338	4.96	1,271
Policy loans	5.49	252	5.52	250	5.66	253
Short-term investments and cash equivalents	0.67	113	0.25	38	0.21	22
Other investments	5.96	344	6.17	356	10.03	598
Gross investment income before investment expenses	4.31	9,011	4.33	8,553	4.63	8,526
Investment expenses	(0.14)	(248)	(0.15)	(239)	(0.15)	(209)
Investment income after investment expenses	4.17%	8,763	4.18%	8,314	4.48%	8,317
Investment results of other entities and operations(2)		82		114		124
Total investment income		$8,845		$8,428		$8,441
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

(2)	Includes investment income of our asset management operations and derivative operations,.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese operations’ portfolio, for 2016, compared to 2015, was primarily the result of lower fixed income reinvestment rates and lower yields from non-coupon investments offset by higher fixed maturity prepayment fees and call premiums.

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

	Year Ended December 31,
	2016		2015		2014
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	3.14%	$3,472	3.23%	$3,190	3.06%	$3,301
Trading account assets supporting insurance liabilities	1.75	37	1.66	32	1.80	35
Equity securities	4.80	75	4.77	69	5.06	84
Commercial mortgage and other loans	4.23	445	4.45	390	4.20	294
Policy loans	4.05	95	3.93	84	3.93	88
Short-term investments and cash equivalents	0.78	9	0.32	5	0.24	4
Other investments	5.01	129	5.32	133	6.67	155
Gross investment income before investment expenses	3.26	4,262	3.35	3,903	3.18	3,961
Investment expenses	(0.12)	(165)	(0.13)	(155)	(0.12)	(153)
Total investment income	3.14%	$4,097	3.22%	$3,748	3.06%	$3,808

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

 The decrease in net investment income yield on the Japanese insurance portfolio for 2016, compared to 2015, was primarily attributable to lower fixed income reinvestment rates and lower yields from non-coupon investments.

The increase in net investment income yield on the Japanese insurance portfolio for 2015, compared to 2014, was primarily attributable to a higher allocation into U.S. dollar-denominated investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $37.7 billion and $35.0 billion, for the years ended December 31, 2016 and 2015, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.5 billion and $9.3 billion, for the years ended December 31, 2016 and 2015, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars.

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

Energy Related Exposure

As of December 31, 2016, PFI excluding the Closed Block division had direct and indirect energy and related exposure with a market value of approximately $12.6 billion and a net unrealized gain of approximately $0.5 billion, which was reflected in AOCI. Of this exposure, $10.8 billion represented investments in public and private corporate fixed maturity securities and was concentrated primarily in midstream (33%), independent energy (29%), integrated energy (18%) and oil field services (14%). As of December 31, 2016, the credit quality of energy sector fixed maturity securities was 83% investment grade. The remaining exposure of $1.8 billion was comprised of trading account assets, equity securities and private equity investments. Energy investment realized losses were approximately $138 million from OTTI and $193 million from sales for the year ended December 31, 2016. Our investments in the energy sector could experience future valuation declines or impairments if energy prices decline from current levels for an extended period of time.

United Kingdom / European Union Exposure

As of December 31, 2016, PFI excluding the Closed Block division had direct and indirect United Kingdom exposure with a market value of approximately $10.4 billion. Net unrealized gains were approximately $0.4 billion, which were reflected in AOCI. Of this exposure, $7.1 billion represented public and private corporate fixed maturity securities across a range of sectors, 91% of which was investment grade. In addition, $1.2 billion represented commercial mortgage loans with a weighted average loan-to-value ratio of 60% and a weighted average debt service coverage ratio of 2.55 times. The remaining United Kingdom exposure of $2.1 billion was comprised of trading account assets, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 42% was denominated in pound sterling, substantially all of which was hedged back to U.S. dollars.

As of December 31, 2016, PFI excluding the Closed Block division had direct and indirect European Union exposure excluding the United Kingdom with a market value of approximately $17.0 billion. Net unrealized gains were approximately $0.8 billion, which were reflected in AOCI. Of this exposure, $14.0 billion represented public and private corporate fixed maturity securities, 96% of which was investment grade. The remaining European Union exposure excluding the United Kingdom of $3.0 billion was comprised of trading account assets, commercial mortgages, equity securities, private equity investments and real estate held through direct ownership. Of the total exposure, 44% was denominated in foreign currencies, substantially all of which was hedged back to U.S. dollars. The total exposure was concentrated primarily in The Netherlands (28%), France (19%), Italy (13%), Germany (11%), Luxembourg (7%), Ireland (5%) and Sweden (5%).

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity as of the date indicated:

	December 31, 2016
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2017	$8,506	3.3%
Maturing in 2018	8,005	3.1
Maturing in 2019	8,976	3.5
Maturing in 2020	10,093	3.9
Maturing in 2021	11,449	4.5
Maturing in 2022	10,030	3.9
Maturing in 2023	10,776	4.2
Maturing in 2024	10,572	4.1
Maturing in 2025	10,624	4.1
Maturing in 2026	10,524	4.1
Maturing in 2027	6,564	2.6
Maturing in 2028 and beyond	129,678	50.4
Total corporate & government securities	235,797	91.7
Asset-backed securities	8,182	3.2
Commercial mortgage-backed securities	8,883	3.4
Residential mortgage-backed securities	4,352	1.7
Total fixed maturities	$257,214	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division as of the dates indicated and the associated gross unrealized gains and losses:

	December 31, 2016				December 31, 2015
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$24,324	$1,260	$322	$25,262	$21,505	$1,385	$224	$22,666
Consumer non-cyclical	22,941	1,918	423	24,436	20,732	2,073	408	22,397
Utility	19,618	1,556	385	20,789	17,369	1,423	393	18,399
Capital goods	10,936	911	236	11,611	10,503	978	241	11,240
Consumer cyclical	10,348	792	143	10,997	9,223	846	146	9,923
Foreign agencies	5,423	1,035	41	6,417	5,222	1,086	67	6,241
Energy	9,220	774	275	9,719	10,793	674	855	10,612
Communications	6,227	667	121	6,773	6,294	690	200	6,784
Basic industry	5,843	401	114	6,130	5,658	404	321	5,741
Transportation	7,442	625	116	7,951	6,536	605	105	7,036
Technology	3,775	251	66	3,960	3,459	278	72	3,665
Industrial other	3,653	226	92	3,787	3,547	245	73	3,719
Total corporate securities	129,750	10,416	2,334	137,832	120,841	10,687	3,105	128,423
Foreign government(3)	80,309	16,967	344	96,932	72,265	12,167	131	84,301
Residential mortgage-backed	4,352	256	13	4,595	4,861	353	6	5,208
Asset-backed securities	8,182	193	26	8,349	6,873	195	69	6,999
Commercial mortgage-backed	8,883	195	86	8,992	7,300	160	37	7,423
U.S. Government	17,090	2,725	924	18,891	11,479	2,900	11	14,368
State & Municipal(4)	8,648	642	82	9,208	7,661	675	39	8,297
Total(5)	$257,214	$31,394	$3,809	$284,799	$231,280	$27,137	$3,398	$255,019
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $380 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(3)
As of both December 31, 2016 and 2015, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations, with no other individual country representing more than 9% of the balance.

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

The increase in net unrealized gains from December 31, 2015 to December 31, 2016, was primarily due to a net increase in fair value driven by a decrease in interest rates in Japan and credit spread tightening.

Asset-Backed Securities

The following tables set forth the amortized cost and fair value of our asset-backed securities attributable to PFI excluding the Closed Block division, by credit quality, as of the dates indicated:

Asset-Backed Securities at Amortized Cost

	December 31, 2016
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2015
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$0	$18	$36	$352	$406	$1,141
Collateralized loan obligations	6,178	18	0	0	0	6,196	4,280
Collateralized by education loans(2)	28	370	0	0	0	398	392
Collateralized by credit cards	116	0	0	0	0	116	201
Collateralized by auto loans	818	0	0	0	0	818	518
Other asset-backed securities(3)	7	75	38	22	106	248	341
Total asset-backed securities(4)	$7,147	$463	$56	$58	$458	$8,182	$6,873
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $398 million of education loans included above carry a Department of Education guaranty as of December 31, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

Asset-Backed Securities at Fair Value

	December 31, 2016
	Lowest Rating Agency Rating
	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2015
	(in millions)
Collateralized by sub-prime mortgages(1)	$0	$0	$19	$36	$432	$487	$1,189
Collateralized loan obligations	6,231	18	0	0	0	6,249	4,317
Collateralized by education loans(2)	28	379	0	0	0	407	395
Collateralized by credit cards	119	0	0	0	0	119	206
Collateralized by auto loans	816	0	0	0	0	816	516
Other asset-backed securities(3)	6	76	43	22	124	271	376
Total asset-backed securities(4)	$7,200	$473	$62	$58	$556	$8,349	$6,999
__________

(1)
While there is no market standard definition for securities collateralized by sub-prime mortgages, we define sub-prime mortgages as residential mortgages that are originated to weaker-quality obligors as indicated by weaker credit scores, as well as mortgages with higher loan-to-value ratios or limited documentation.

(2)	All of the $407 million of education loans included above carry a Department of Education guaranty as of December 31, 2016.

(3)	Includes asset-backed securities collateralized by bond obligations, aircraft, equipment leases, franchises and timeshares.

(4)
Excluded from the table above are asset-backed securities held outside the general account in other entities and operations. Also excluded from the table above are asset-backed securities classified as trading.

The tables above provide ratings as assigned by nationally recognized rating agencies as of December 31, 2016, including Standard & Poor’s, Moody’s and Fitch. In making our investment decisions, rather than relying solely on the rating agencies’ evaluations, we assign internal ratings to our asset-backed securities based upon our dedicated asset-backed securities unit’s independent evaluation of the underlying collateral and securitization structure, including any guarantees from monoline bond insurers.

Residential Mortgage-Backed Securities

The following table sets forth the amortized cost of our residential mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
By security type:
Agency pass-through securities(1)	$3,803	87.4%	$4,382	90.1%
Collateralized mortgage obligations	549	12.6	479	9.9
Total residential mortgage-backed securities	$4,352	100.0%	$4,861	100.0%
Portion rated AA or higher(2)	$4,114	94.5%	$4,791	98.6%
__________

(1)
As of December 31, 2016, of these securities, $2.834 billion are supported by the U.S. government, and $0.969 billion are supported by foreign governments. As of December 31, 2015, of these securities, $3.267 billion were supported by the U.S. government, and $1.115 billion were supported by foreign governments.

(2)	Based on lowest external rating agency rating.

Commercial Mortgage-Backed Securities

The following tables set forth the amortized cost and fair value of our commercial mortgage-backed securities attributable to PFI excluding the Closed Block division as of the dates indicated, by credit quality and by year of issuance (vintage):

Commercial Mortgage-Backed Securities at Amortized Cost

	December 31, 2016
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Amortized Cost	Total December 31, 2015
	(in millions)
2016	$2,071	$348	$32	$0	$0	$2,451	$0
2015	617	146	2	0	0	765	607
2014	2,474	2	2	0	0	2,478	2,420
2013	2,472	99	0	9	0	2,580	2,568
2012-2009	168	239	0	0	0	407	469
2008-2007	101	43	3	0	0	147	113
2006 & Prior	52	0	3	0	0	55	1,123
Total commercial mortgage-backed securities(2)(3)(4)	$7,955	$877	$42	$9	$0	$8,883	$7,300
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2016.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of December 31, 2016, are downgraded super senior securities with amortized cost of $16 million in AA and $3 million in A.

(4)	Included in the table above, as of December 31, 2016, are agency commercial mortgage-backed securities with amortized cost of $890 million, all rated A or higher.

Commercial Mortgage-Backed Securities at Fair Value

	December 31, 2016
	Lowest Rating Agency Rating(1)
Vintage	AAA	AA	A	BBB	BB and below	Total Fair Value	Total December 31, 2015
	(in millions)
2016	$2,010	$338	$31	$0	$0	$2,379	$0
2015	620	143	2	0	0	765	601
2014	2,548	3	2	0	0	2,553	2,471
2013	2,561	102	0	8	0	2,671	2,621
2012-2009	167	250	0	0	0	417	480
2008-2007	101	44	3	0	0	148	115
2006 & Prior	56	0	3	0	0	59	1,135
Total commercial mortgage-backed securities(2)(3)	$8,063	$880	$41	$8	$0	$8,992	$7,423
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2016.

(2)
Excluded from the table above are commercial mortgage-backed securities held outside the general account in other entities and operations. Also excluded from the table above are commercial mortgage-backed securities classified as trading.

(3)	Included in the table above, as of December 31, 2016, are agency commercial mortgage-backed securities with fair value of $892 million, all rated A or higher.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the FSA, an agency of the Japanese government. The FSA has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the FSA’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s, Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit ratings agencies.

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division as of the dates indicated:

	December 31, 2016				December 31, 2015
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$195,279	$26,886	$2,425	$219,740	$177,350	$22,783	$1,445	$198,688
2	49,286	3,728	1,081	51,933	43,731	3,698	1,545	45,884
Subtotal High or Highest Quality Securities(5)	244,565	30,614	3,506	271,673	221,081	26,481	2,990	244,572
3	8,546	454	182	8,818	7,085	408	292	7,201
4	2,878	200	82	2,996	2,332	150	100	2,382
5	879	73	28	924	415	78	12	481
6	346	53	11	388	367	20	4	383
Subtotal Other Securities(6)(7)	12,649	780	303	13,126	10,199	656	408	10,447
Total fixed maturities	$257,214	$31,394	$3,809	$284,799	$231,280	$27,137	$3,398	$255,019
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of December 31, 2016 and 2015, 918 securities with amortized cost of $4,634 million (fair value, $4,759 million) and 938 securities with amortized cost of $4,253 million (fair value, $4,325 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $380 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2016, compared to $316 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2015, on securities classified as held-to-maturity.

(4)
As of December 31, 2016, includes gross unrealized losses of $149 million on public fixed maturities and $154 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2015, includes gross unrealized losses of $212 million on public fixed maturities and $196 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of December 31, 2016, includes $211,753 million of public fixed maturities and $32,812 million of private fixed maturities and, as of December 31, 2015, includes $190,638 million of public fixed maturities and $30,443 million of private fixed maturities.

(6)
On an amortized cost basis, as of December 31, 2016, includes $7,170 million of public fixed maturities and $5,479 million of private fixed maturities and, as of December 31, 2015, includes $5,836 million of public fixed maturities and $4,363 million of private fixed maturities.

(7)
On an amortized cost basis, as of December 31, 2016, securities considered below investment grade based on lowest of external rating agency ratings, total $13,820 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of thirty-one years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of December 31, 2016 and 2015, PFI excluding the Closed Block division had $162 million and $807 million, respectively, of notional amounts of exposure, where we have sold credit protection through credit derivatives, reported at fair value as an asset of less than $1 million and a liability of $27 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold was a gain of $7 million and $6 million for the years ended December 31, 2016 and 2015, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2016 and 2015, PFI excluding the Closed Block division had $141 million and $409 million of notional amounts, respectively, reported at fair value as a liability of $4 million for both years. “Realized investment gains (losses), net” from credit derivatives we purchased was a loss of $5 million and $9 million for the years ended December 31, 2016 and 2015, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

OTTI of Fixed Maturity Securities

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity asset managers review all public fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry specific concerns.

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry specific concerns. For additional information regarding our policies regarding OTTI for fixed maturity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $144 million, $97 million and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$655	$655	$765	$765
Fixed maturities:
Corporate securities	13,903	13,997	12,797	12,851
Commercial mortgage-backed securities	2,032	2,052	1,860	1,862
Residential mortgage-backed securities	1,142	1,150	1,411	1,428
Asset-backed securities	1,333	1,349	1,295	1,299
Foreign government bonds	915	926	680	694
U.S. government authorities and agencies and obligations of U.S. states	330	376	326	369
Total fixed maturities	19,655	19,850	18,369	18,503
Equity securities	1,097	1,335	1,030	1,254
Total trading account assets supporting insurance liabilities(1)	$21,407	$21,840	$20,164	$20,522
__________

(1)	As a percentage of amortized cost, 80% and 77% of the portfolio was publicly-traded as of December 31, 2016 and 2015, respectively.

Other Trading Account Assets

Other trading account assets consist primarily of certain financial instruments that contain an embedded derivative where we elected to classify the entire instrument as a trading account asset rather than bifurcate. These instruments are carried at fair value, with realized and unrealized gains (losses) reported in “Other income” and excluded from adjusted operating income. Interest and dividend income from these investments is reported in “Net investment income” and is included in adjusted operating income.

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	1,201	1,058	1,016	964
Equity securities(1)	412	462	537	596
Total other trading account assets	$1,614	$1,521	$1,554	$1,561
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

As of December 31, 2016 and 2015, we held approximately 11% and 12%, respectively, of our general account investments attributable to PFI excluding the Closed Block division in commercial mortgage and other loans. These percentages are net of a $90 million and $95 million allowance for losses as of December 31, 2016 and 2015, respectively.

The following table sets forth the composition of our commercial mortgage and other loans portfolio, before the allowance for losses, attributable to PFI excluding the Closed Block division as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in millions)
Commercial mortgage and agricultural property loans	$41,964	$39,002
Uncollateralized loans	636	966
Residential property loans	252	301
Other collateralized loans	9	312
Total commercial mortgage and other loans(1)(2)	$42,861	$40,581
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both December 31, 2016 and 2015.

(2)
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type as of the dates indicated:

	December 31, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions:
Pacific	$13,817	32.9%	$12,285	31.5%
South Atlantic	8,066	19.2	7,764	19.9
Middle Atlantic	5,476	13.1	5,271	13.5
East North Central	2,341	5.6	2,704	6.9
West South Central	4,506	10.7	3,945	10.1
Mountain	1,796	4.3	1,697	4.4
New England	1,774	4.2	1,752	4.5
West North Central	621	1.5	608	1.6
East South Central	595	1.4	533	1.4
Subtotal-U.S.	38,992	92.9	36,559	93.8
Europe	1,725	4.1	1,608	4.1
Asia	504	1.2	406	1.0
Other	743	1.8	429	1.1
Total commercial mortgage and agricultural property loans	$41,964	100.0%	$39,002	100.0%

	December 31, 2016		December 31, 2015
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$6,899	16.5%	$6,510	16.7%
Retail	6,562	15.6	6,813	17.5
Office	9,619	22.9	8,498	21.8
Apartments/Multi-Family	11,488	27.4	10,079	25.8
Other	3,368	8.0	3,133	8.0
Agricultural properties	2,279	5.4	2,130	5.5
Hospitality	1,749	4.2	1,839	4.7
Total commercial mortgage and agricultural property loans	$41,964	100.0%	$39,002	100.0%

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and agricultural property loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan and is commonly expressed as a percentage. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments.

As of December 31, 2016, our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted average debt service coverage ratio of 2.38 times and a weighted average loan-to-value ratio of 55%. As of December 31, 2016, approximately 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those general account commercial mortgage and agricultural property loans that were originated in 2016, the weighted average debt service coverage ratio was 2.47 times, and the weighted average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.4 billion of such loans as of both December 31, 2016 and 2015. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of December 31, 2016, there are no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our general account investments in commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the date indicated by loan-to-value and debt service coverage ratios:

Commercial Mortgage and Agricultural Property Loans by Loan-to-Value and Debt Service Coverage Ratios

	December 31, 2016
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	Less than 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$23,986	$420	$553	$24,959
60%-69.99%	10,730	363	115	11,208
70%-79.99%	4,862	597	57	5,516
80% or greater	130	50	101	281
Total commercial mortgage and agricultural property loans	$39,708	$1,430	$826	$41,964

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division as of the date indicated by year of origination:

	December 31, 2016
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2016	$7,482	17.8%
2015	7,743	18.5
2014	7,136	17.0
2013	7,488	17.8
2012	3,807	9.1
2011	3,436	8.2
2010	1,975	4.7
2009 & Prior	2,897	6.9
Total commercial mortgage and agricultural property loans	$41,964	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity as of the date indicated:

	December 31, 2016
	Gross Carrying Value	% of Total
	($ in millions)
Vintage
Maturing in 2017	$1,786	4.1%
Maturing in 2018	3,075	7.2
Maturing in 2019	3,243	7.6
Maturing in 2020	4,179	9.8
Maturing in 2021	3,546	8.3
Maturing in 2022	3,084	7.2
Maturing in 2023	3,024	7.1
Maturing in 2024	2,743	6.4
Maturing in 2025	4,415	10.3
Maturing in 2026	4,334	10.1
Maturing in 2027	1,508	3.5
Maturing in 2028 and beyond	7,924	18.4
Total commercial mortgage and other loans	$42,861	100.0%

Commercial Mortgage and Other Loans Quality

Ongoing review of the portfolio is performed, and loans are placed on watch list status based on a predefined set of criteria, where they are assigned to one of the following categories. We classify loans as closely monitored when we determine there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans not in good standing are those loans where we have concluded that there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. Our workout and special servicing professionals manage the loans on the watch list. As described below, in determining our allowance for losses we evaluate each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan-specific reserves for loans that are determined to be impaired as a result of our loan review process and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan-specific portion of the loss allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for an impaired loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in millions)
Allowance, beginning of year	$95	$99
Addition to (release of) allowance for losses	(6)	(4)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	1	0
Allowance, end of period	$90	$95
Loan-specific reserve	$6	$0
Portfolio reserve	$84	$95

The decrease in the allowance for losses for the year ended December 31, 2016 was primarily driven by improved credit quality of the portfolio.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2016				December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Non-redeemable preferred stocks	$9	$0	$2	$7	$21	$1	$1	$21
Mutual funds(1)	3,193	545	2	3,736	2,918	333	76	3,175
Other common stocks	2,207	1,229	16	3,420	2,033	1,339	31	3,341
Total equity securities(2)	$5,409	$1,774	$20	$7,163	$4,972	$1,673	$108	$6,537
__________

(1)
Includes mutual fund shares representing our interest in the underlying assets of certain investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.

(2)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent that cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our policies regarding OTTI for equity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of equity securities attributable to PFI excluding the Closed Block division were $61 million, $111 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which primarily consists of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,619	$2,927
Hedge funds	1,708	1,160
Real estate-related	451	285
Real estate held through direct ownership	1,677	1,456
Other(1)	776	721
Total other long-term investments	$7,231	$6,549
__________

(1)
Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

OTTI of Other Long-Term Investments

For joint ventures and limited partnerships, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary.

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $57 million, $121 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

For additional information regarding our policies regarding OTTI for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements.

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

	December 31, 2016	December 31, 2015
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$237	$94
Private, available-for-sale, at fair value	3	39
Other trading account assets, at fair value	3,959	12,609
Equity securities, available-for-sale, at fair value	13	11
Commercial mortgage and other loans, at book value(1)	571	302
Other long-term investments	1,032	516
Short-term investments	14	388
Total investments	$5,829	$13,959
__________

(1)	Book value is generally based on unpaid principal balance net of any allowance for losses, the lower of cost or fair value, or fair value, depending on the loan.

The $8 billion decrease in investments related to the invested assets of other entities and operations in 2016 was primarily attributable to a $9 billion decrease in other trading account assets of which $6 billion was due to adoption of the consolidation accounting standard update, which resulted in the deconsolidation of certain of its previously consolidated collateralized loan obligations effective January 1, 2016 and $3 billion of additional deconsolidations throughout 2016.

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

Commercial Mortgage and Other Loans

Our asset management operations include our commercial mortgage operations, which provide mortgage origination, asset management and servicing for our general account, institutional clients and government-sponsored entities such as Fannie Mae, the Federal Housing Administration and Freddie Mac.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses. We also employ a Capital Protection Framework to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios.

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. Emerging state and international standards may also impose additional capital and other requirements. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors.”

During 2016, we took the following significant actions that impacted our liquidity and capital position:

•
We executed the Variable Annuities Recapture, which enabled the Individual Annuities segment to distribute $1.0 billion of highly liquid assets to Prudential Financial and is expected to result in more efficient management of capital and liquidity associated with our variable annuities business. See “—Results of Operations—Variable Annuities Recapture and Risk Management Strategy” for further details;

•	We repurchased $2.0 billion of shares of our Common Stock and declared aggregate Common Stock dividends of $1.2 billion;

•	We retired $750 million of our outstanding senior debt through maturities;

•	We repurchased $500 million of our outstanding senior debt through a tender offer;

•
We restructured the terms of a $3.0 billion captive financing facility for Regulation XXX reserves by redeeming $300 million of outstanding debt under the facility and converting an additional $300 million of outstanding debt to a credit-linked note structure;

•
We obtained additional financing for Guideline AXXX and Regulation XXX reserves by increasing the amounts outstanding under captive financing facilities by $553 million and $406 million, respectively; and

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

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and Fitch Ratings Ltd. (“Fitch”), and “a” for A.M. Best Company (“A.M. Best”). Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all of our life insurance companies are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

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

In addition, our Capital and Finance Committee (“CFC”) reviews the use and allocation of capital above certain threshold amounts to promote the efficient use of capital, consistent with our strategic objectives, ratings aspirations and other goals and targets. This management committee provides a multi-disciplinary due diligence review of specific initiatives or transactions requiring the use of capital, including mergers and acquisitions. The CFC also reviews our annual capital plan (and updates to this plan), as well as our capital, liquidity and financial position, borrowing plans, and related matters prior to the discussion of these items with the Board.

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2016, the Company had $42.9 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2016	2015(1)

	(in millions)
Equity(2)	$31,242	$29,605
Junior subordinated debt (i.e., hybrid securities)	5,817	5,811
Other capital debt	5,822	6,069
Total capital	$42,881	$41,485
__________

(1)
Prior period had been revised to conform to current period presentation due to the adoption of ASU 2015-03 regarding the classification of debt issuance costs. For more information, see Note 2 to the Consolidated Financial Statements.

(2)	Amounts attributable to Prudential Financial, excluding AOCI.

The decrease in other capital debt from December 31, 2015 primarily reflects a senior debt maturity, which was previously utilized to meet capital requirements of our businesses.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2015, the most recent statutory fiscal year-end for these subsidiaries for which RBC information has been filed.

Ratio
Prudential Insurance(1)	484%
PALAC	550%
Composite Major U.S. Insurance Subsidiaries(2)	486%
__________

(1)	Includes PRIAC, Pruco Life, PLNJ (which is a subsidiary of Pruco Life) and PLIC.

(2)
Includes Prudential Insurance and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

Although not yet filed, we expect the Prudential Insurance, PALAC and Composite RBC ratios to be greater than 400% as of December 31, 2016.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2016, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	858%
Gibraltar Life consolidated(2)	975%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes PGFL, a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% as of December 31, 2016.

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

 Capital Protection Framework

We employ a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis and competitive RBC ratios and solvency margins for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, credit spreads, and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•	Equity market exposure affecting the statutory capital of the Company as a whole, which we manage through our equity hedge program and on-balance sheet and contingent sources of capital;

•
Our decision to manage a portion of our interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, we execute intercompany derivative transactions between our Corporate and Other operations and certain business segments. We limit our exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During 2016, primarily as a result of the change in our Individual Annuities’ risk management strategy, we replaced a significant portion of these intercompany derivatives with external derivatives and expect to manage most of this interest rate risk within the business segments in the future. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Individual Annuities.”

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

Through March 31, 2016, we reinsured the living benefit guarantees on certain variable annuity and retirement products from our domestic life insurance companies to a captive reinsurance company, Pruco Re. Effective April 1, 2016, the risks related to these products no longer reside within Pruco Re as a result of the Variable Annuities Recapture. See “—Results of Operations—Variable Annuities Recapture and Risk Management Strategy” for further information. On September 30, 2016, Pruco Re was merged with and into PALAC.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2015, the Board authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016, which superseded a previous authorization covering a portion of this period. In August 2016, the Board authorized a $500 million increase to the authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 was $2.0 billion.

In December 2016, the Board authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2016 and for the prior four years.

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2016	$0.70	$307	6.6	$625
September 30, 2016	$0.70	$309	8.1	$625
June 30, 2016	$0.70	$313	5.0	$375
March 31, 2016	$0.70	$316	5.4	$375

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2015	$2.44	$1,115	12.1	$1,000
December 31, 2014	$2.17	$1,005	11.6	$1,000
December 31, 2013	$1.73	$810	10.0	$750
December 31, 2012	$1.60	$749	11.5	$650

In addition, on February 8, 2017, Prudential Financial’s Board of Directors declared a cash dividend of $0.75 per share of Common Stock, payable on March 16, 2017. As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to stricter requirements and limitations regarding capital, leverage and liquidity. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and/or repurchase shares in the future.

Liquidity

The principles of our liquidity management framework are described in an enterprise-wide Liquidity Policy that is reviewed and approved by the Board. Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum balance of highly liquid assets of at least $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries at a time when access to capital markets is also not available. This targeted minimum balance is reviewed and approved annually by the Board.

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

As of December 31, 2016, Prudential Financial had highly liquid assets consisting of cash, short-term investments and U.S. Treasury fixed maturities with a carrying value totaling $5,393 million. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,553 million as of December 31, 2016, a decrease of $509 million from December 31, 2015.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Year Ended December 31,
	2016	2015

	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,843	$4,632
Net distributions from subsidiaries associated with Variable Annuities Recapture	1,042	0
Proceeds from stock-based compensation and exercise of stock options	625	379
Net income tax receipts	544	0
Interest income from subsidiaries on intercompany agreements, net of interest paid	214	257
Net receipts under intercompany loan agreements(2)	43	3,271
Proceeds from the issuance of junior subordinated debt (hybrid securities)	0	1,000
Proceeds from the issuance of retail medium-term notes	0	180
Other, net	0	190
Total sources	6,311	9,909
Uses:
Share repurchases	$2,000	$1,013
Common Stock dividends(3)	1,300	1,117
Capital contributions to subsidiaries(4)	939	2,545
Interest paid on external debt	902	970
Maturities of long-term senior debt, excluding retail medium-term notes	750	0
Repurchase of medium-term notes	500	77
Class B Stock repurchase settlement	119	651
Cash settlements - terminated swaps	95	0
Repayments from short-term debt, net of proceeds	16	17
Maturities of medium-term notes, excluding retail medium-term notes	0	2,148
Expenditures for new home office construction	0	579
Net income tax payments	0	46
Other, net	199	0
Total uses	6,820	9,163
Net increase (decrease) in highly liquid assets	$(509)	$746
__________

(1)
2016 includes dividends and/or returns of capital of $1,238 million from Prudential Annuities Holding Company, of which $1,140 million was from PALAC, $939 million from international insurance subsidiaries, $900 million from Prudential Insurance, $746 million from Asset Management subsidiaries, and $20 million from other subsidiaries. Excludes dividends and/or returns of capital associated with the Variable Annuities Recapture. 2015 includes dividends and/or returns of capital of $1,950 million from Prudential Insurance, $1,818 million from international insurance subsidiaries, $552 million from Prudential Annuities Holding Company, of which $450 million was from PALAC, $266 million from Asset Management subsidiaries, and $46 million from other subsidiaries.

(2)
2016 includes net receipts from subsidiaries of $378 million from PLAZ, $116 million from PLNJ, net proceeds of $644 million from the issuance of notes to international insurance subsidiaries, offset by net borrowing of $600 million by Prudential Universal Reinsurance Company, $490 million by Asset Management subsidiaries and $5 million by other subsidiaries. Excludes receipts associated with the Variable Annuities Recapture. 2015 includes net receipts from subsidiaries of $2,113 million from Pruco Re, $300 million from Prudential Arizona Reinsurance Term Company, $187 million from Asset Management subsidiaries and $6 million from other subsidiaries, net proceeds of $820 million from the issuance of notes to international insurance subsidiaries, and net proceeds of $496 million from the issuance of notes to various affiliates to finance new home office construction, offset by net borrowing of $317 million by Pruco Life and $34 million by PLNJ, and net repayments of $200 million to Pruco Re, and $100 million to PGIM Real Estate Finance.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)
2016 includes capital contributions of $824 million to international insurance subsidiaries ($159 million which was related to our indirect investment in AFP Habitat), $36 million to Pruco Re, $74 million to Asset Management subsidiaries, and $5 million to other subsidiaries. Excludes capital contributions associated with the Variable Annuities Recapture. 2015 includes capital contributions of $1,960 million to Pruco Re, $268 million to Asset Management subsidiaries, $222 million to international insurance subsidiaries and $95 million to other subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of the NJODBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During 2016, Prudential Insurance paid aggregate dividends of $3.0 billion ($1.0 billion as an ordinary dividend and $2.0 billion as an extraordinary dividend) to Prudential Financial. This amount consisted of a $2.1 billion dividend associated with the Variable Annuities Recapture, which was subsequently contributed to PALAC to support the risks of that business, and a $900 million dividend relating to the operations of Prudential Insurance.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, International Insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2017, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

During 2016, Prudential Financial received a total of $476 million from Prudential International Insurance Holdings, the domestic parent of the International Insurance subsidiaries. Of this $476 million, $446 million is attributable to Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations, and $30 million is attributable to Prudential of Korea. During 2016, PHJ received a total of ¥98.3 billion, or $842 million at year-end 2016 foreign currency exchange rates, from its subsidiaries, of which a portion was sent to Prudential Financial, as noted above, and $450 million was retained at PHJ but remains available to be paid as a dividend to Prudential Financial. PHJ’s cash receipts from subsidiaries include dividends of ¥47.4 billion, or $406 million, from Gibraltar Life and Other Japan Operations and ¥10.6 billion, or $91 million, from Prudential of Japan. PHJ also received ¥40.2 billion, or $345 million, from Gibraltar Life, primarily as repayment of subordinated debt.

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

	December 31,
	2016	2015

	(in billions)
Prudential Insurance	$190.5	$172.0
PLIC	53.7	54.0
Pruco Life	35.4	32.4
PRIAC	26.4	25.3
PALAC	13.4	6.0
Other(1)	(83.2)	(62.6)
Total future policy benefits and policyholders’ account balances(2)	$236.2	$227.1
__________

(1)	Includes the impact of intercompany eliminations.

(2)	Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gross account withdrawals for our domestic insurance operations’ products in 2016 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2016	2015

	(in billions)
Prudential of Japan(1)	$42.0	$37.4
Gibraltar Life(2)	95.2	84.3
All other international insurance subsidiaries(3)	12.7	12.4
Total future policy benefits and policyholders’ account balances(4)	$149.9	$134.1
__________

(1)
As of December 31, 2016 and 2015, $10.3 billion and $9.1 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.

(2)	Includes PGFL, a subsidiary of Gibraltar Life.

(3)	Represents our international insurance operations, excluding Japan.

(4)	Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars that may be subject to increased surrenders should the yen depreciate in relation to these currencies and interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2016, products with a market value adjustment feature represented $23.3 billion of our Japan operations’ insurance-related liabilities, which included $19.1 billion attributable to non-yen denominated fixed annuities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. In addition to access to substantial investment portfolios, our insurance companies’ liquidity is managed through access to a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. Our ability to utilize assets and liquidity between our subsidiaries is limited by regulatory and other constraints. We believe that ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2016
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2015

	(in billions)
Cash and short-term investments	$6.5	$2.1	$0.7	$3.0	$0.1	$12.4	$10.3
Fixed maturity investments(1):
High or highest quality	97.6	33.4	19.4	9.1	5.2	164.7	147.5
Other than high or highest quality	7.0	3.6	1.7	0.5	0.4	13.2	12.3
Subtotal	104.6	37.0	21.1	9.6	5.6	177.9	159.8
Public equity securities	0.3	2.7	0.0	0.0	0.0	3.0	3.2
Total	$111.4	$41.8	$21.8	$12.6	$5.7	$193.3	$173.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, including cash and short-term investments, fixed maturity investments other than those designated as held-to-maturity, classified by NAIC or equivalent rating, and public equity securities, as of the dates indicated.

	December 31, 2016
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2015

	(in billions)
Cash and short-term investments	$0.9	$2.1	$2.4	$5.4	$3.5
Fixed maturity investments(3):
High or highest quality(4)	33.7	88.2	15.9	137.8	123.8
Other than high or highest quality	0.8	2.4	1.1	4.3	3.3
Subtotal	34.5	90.6	17.0	142.1	127.1
Public equity securities	1.8	2.3	0.7	4.8	4.6
Total	$37.2	$95.0	$20.1	$152.3	$135.2
__________

(1)	Includes PGFL, a subsidiary of Gibraltar Life.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of December 31, 2016, $98.0 billion, or 71%, were invested in government or government agency bonds.

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

As of December 31, 2016, the living benefit hedging derivatives were in a net receive position of $3.1 billion compared to a net receive position of $4.8 billion as of December 31, 2015. The change in collateral position was primarily driven by an increase in interest rates, partially offset by the inclusion of collateral from certain of our domestic statutory life insurance entities as a result of the Variable Annuities Recapture.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. The hedging strategy includes two primary components:

•
Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2016, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2017, 2018 and 2019, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities related to the yen and other currencies:

	Year ended December 31,
	2016	2015
	(in millions)
Cash Settlements:
Income Hedges (External)(1)	$38	$286
Equity Hedges:
Internal(2)	(57)	1,061
External	652	(84)
Total Equity Hedges	$595	$977
Total Cash Settlements	$633	$1,263

	As of December 31,
	2016	2015
	(in millions)
Assets (Liabilities):
Income Hedges (External)(3)	$85	$162
Equity Hedges:
Internal(2)	802	964
External	32	699
Total Equity Hedges(4)	$834	$1,663
Total Assets (Liabilities)	$919	$1,825
__________

(1)	Includes non-yen related cash settlements of $17 million and $5 million for the year ended December 31, 2016 and 2015, respectively, both of which are primarily denominated in Korean won.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related assets of $41 million and $29 million as of December 31, 2016 and 2015, respectively, both of which are primarily denominated in Korean won.

(4)
As of December 31, 2016, approximately $(186) million, $364 million and $657 million of the net market value is scheduled to settle in 2017, 2018, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our asset management operations during 2016.

Alternative Sources of Liquidity

In addition to the sources of liquidity discussed above, and asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. In September 2016, PHJ, a wholly-owned subsidiary of Prudential Financial, entered into a ¥100 billion three-year syndicated, unsecured committed credit facility. See Note 14 to our Consolidated Financial Statements for more information on these sources of liquidity.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	December 31, 2016			December 31, 2015
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,906	$2,700	$7,606	$5,421	$2,461	$7,882
Cash collateral for loaned securities	3,057	1,276	4,333	2,095	1,401	3,496
Securities sold but not yet purchased	2	0	2	2	0	2
Total(1)	$7,965	$3,976	$11,941	$7,518	$3,862	$11,380
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$3,583	$1,631	$5,214	$5,574	$2,117	$7,691
Weighted average maturity, in days(3)	9	6		8	17
__________

(1)
The daily weighted average outstanding balance for the year ended December 31, 2016 and 2015 was $8,436 million and $8,221 million, respectively, for PFI excluding the Closed Block division, and $4,249 million and $4,755 million, respectively, for the Closed Block division.

(2)	Amount for PFI excluding the Closed Block division as of December 31, 2015 includes $2,256 million of securities that had a term greater than one day due to the timing of the January 1, 2016 holiday.

(3)	Excludes securities that may be returned to the Company overnight.

As of December 31, 2016, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $110.0 billion, of which $11.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2016, we believe approximately $16.6 billion of the remaining eligible assets are readily lendable, including approximately $12.7 billion relating to PFI excluding the Closed Block division, of which $3.2 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.9 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2016 and 2015, total short-term and long-term debt of the Company on a consolidated basis was $19.2 billion and $20.8 billion, respectively. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors. The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	December 31, 2016			December 31, 2015(1)
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$65	$525	$590	$80	$384	$464
Current portion of long-term debt	470	0	470	751	1	752
Subtotal	535	525	1,060	831	385	1,216
General obligation long-term debt:
Senior debt	9,572	727	10,299	10,543	1,323	11,866
Junior subordinated debt	5,817	0	5,817	5,811	0	5,811
Surplus notes (2)	0	1,339	1,339	0	1,352	1,352
Subtotal	15,389	2,066	17,455	16,354	2,675	19,029
Total general obligations	15,924	2,591	18,515	17,185	3,060	20,245
Limited and non-recourse borrowings (3)
Current portion of long-term debt	0	73	73	0	0	0
Long-term debt	0	586	586	0	565	565
Subtotal	0	659	659	0	565	565
Total borrowings	$15,924	$3,250	$19,174	$17,185	$3,625	$20,810
__________

(1)
Prior period has been revised to conform to current period presentation due to the adoption of ASU 2015-03 regarding the classification of debt issuance costs. For more information, see Note 2 to the Consolidated Financial Statements.

(2)	Amounts are net of assets under set-off arrangements of $5,859 million and $4,889 million, as of December 31, 2016 and 2015, respectively.

(3)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of December 31, 2016 and 2015, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $11.6 billion and $11.9 billion as of December 31, 2016 and 2015, respectively. Investment-related debt of $5.4 billion and $7.0 billion as of December 31, 2016 and 2015, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, including funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our asset management business.

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

Prudential Financial’s borrowings decreased $1,261 million from December 31, 2015, driven primarily by maturities of $750 million of senior debt and our repurchase of $500 million of senior debt through a tender offer. For more information on long-term debt, see Note 14 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of surplus note issuances by our insurance and captive reinsurance subsidiaries, commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $375 million from December 31, 2015, primarily driven by prepayments of $600 million of senior debt, offset by a $141 million increase in commercial paper outstanding and the issuance of $113 million of mortgage debt.

Term and Universal Life reserve financing

Regulation XXX and Guideline AXXX require domestic life insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount necessary to maintain solvency for moderately adverse experience is considered to be the non-economic portion of the statutory reserve.

We use captive reinsurance subsidiaries to finance the portion of the statutory reserves that we consider to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our captive reinsurers and the issuance of surplus notes by those captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval.

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $9,150 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7,759 million of surplus notes was outstanding as of December 31, 2016. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and, under certain of the transactions, Prudential Financial has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2016:

	Surplus Notes		Outstanding as of December 31, 2016
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013-2014	2033	2,653		3,500
XXX	2014-2016	2027-2034	1,900	(2)	1,900
XXX	2014	2024	1,456		1,750
Total Credit-Linked Note Structures			$7,759		$9,150
 __________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.9 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of December 31, 2016, we also had outstanding an aggregate of $3.1 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.2 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2016, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement as of December 31, 2015, was approximately $400 million, and we expect the requirement as of December 31, 2016, to be an additional $600 million, for a total additional asset requirement of approximately $1 billion. We funded the first $400 million using a combination of existing assets and newly purchased assets sourced from affiliated financing, and have funded, or expect to fund, the remaining $600 million in the same manner. We believe we have sufficient internal resources to satisfy the additional asset requirement through 2017.

As discussed under “Business—Regulation,” in June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. During 2017, the Company expects to adopt principles-based reserving for its guaranteed universal life products and to introduce updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	9/2/2016	1/26/2017	11/11/2015	11/15/2016
Current outlook	Stable	Stable	Stable	Negative
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A1	AA-
Pruco Life Insurance Company	A+	AA-	A1	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	AA-
Prudential Retirement Insurance and Annuity Company	A+	AA-	A1	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR
Prudential Life Insurance Co. of Taiwan, Inc.(5)	NR	twAA+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	Baa1	A-
Junior subordinated long-term debt	bbb	BBB+	Baa2	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A3	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A2	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A1	AA-
__________
* “NR” indicates not rated.

(1)
A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “s (suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “s (suspended).” A.M. Best short-term credit ratings range from “AMB-1+,” which represents an strongest ability to repay short-term debt obligations, to “s(suspended).”

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

(3)
Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest).” A rating of A1 is the fifth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s credit ratings range from “Aaa (highest)” to “C (default)”. Moody’s short-term ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(4)
Fitch Ratings Inc., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed).” A rating of AA- is the fourth highest of nineteen rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1+ (highest credit quality)” to “D (default).”

(5)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was affirmed on November 17, 2016 by Taiwan Ratings Corporation, a partner of S&P.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12-18 months the rating agency expects ratings to remain unchanged among companies in the sector. This year, Moody’s and A.M. Best changed the Rating Outlook on the U.S. life insurance industry to Negative from Stable. Fitch and S&P continued to keep the life insurance industry on Stable outlook; however, Fitch revised its Sector Outlook for U.S. life insurers to Negative. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Currently, Fitch has all the Company’s ratings on Stable outlook, except for the financial strength ratings assigned to Prudential Insurance and certain other insurance subsidiaries which are on Negative outlook. Moody’s, S&P, and A.M. Best have all the Company’s ratings on Stable outlook.

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

The following is a summary of the significant changes or actions in ratings and rating outlooks for our Company, as well as for the life insurance industry and sector, that have occurred from January 1, 2016 through the date of this filing:

On September 7, 2016, Fitch revised its Sector Outlook for U.S. life insurers to Negative. Fitch's Sector Outlook reflects its view of underlying fundamental trends in the industry and the current operating environment. The revision of the Sector Outlook to Negative is due to macro challenges tied to declining interest rates and market volatility. At the same time, Fitch kept its Rating Outlook, which indicates the direction in which ratings are likely to move over the next 18-24 months, on the U.S. life insurance sector as Stable. The current Stable rating reflects Fitch’s view that the impact of the negative fundamentals indicated in their Sector Outlook remain manageable in the context of industry earnings and capital over the outlook period, and Fitch’s expectations that key credit metrics will remain largely consistent with current ratings. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.

On November 15, 2016, Fitch upgraded Prudential Financial’s long-term senior debt rating to A- from BBB+ with a Stable outlook and the financial strength ratings of our U.S. operating entities to “AA-” from “A+” with a Negative outlook.

On November 15, 2016, Moody’s revised its Rating Outlook on the U.S. life insurance industry to Negative. Moody’s outlook indicates their expectations for the fundamental credit conditions driving the U.S. life insurance industry over the next 12-18 months. The change in the outlook is a result of increased pressure on life insurers’ sales, revenues and profitability due to persistent low interest rates and weak economic growth, together with regulatory pressures on product distribution. The change in outlook back to Stable from Negative can occur with a gradual, steady increase in long-term interest rates in 2017, underpinned by strong equity market levels and an improvement in economic growth.

On December 7, 2016, A.M. Best revised its Rating Outlook on the U.S. life insurance industry to Negative. The revision of the Rating Outlook to Negative reflects A.M. Best’s view that the industry is entering into a period of increased volatility across both economic and regulatory fronts. A.M. Best’s outlook indicates that there is uncertainty around the slow premium growth for life and other products, disruption from merger and acquisition activity, and the industry’s historic slow incremental approach in the face of a rapidly changing landscape.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2016. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2017	2018-2019	2020-2021	2022 and thereafter

	(in millions)
Short-term and long-term debt obligations(1)	$38,931	$2,097	$4,811	$3,361	$28,662
Operating and capital lease obligations(2)	718	150	235	148	185
Purchase obligations:
Commitments to purchase or fund investments(3)	6,376	5,486	533	212	145
Commercial mortgage loan commitments(4)	1,984	1,643	327	0	14
Other liabilities:
Insurance liabilities(5)	1,124,645	44,024	69,170	72,569	938,882
Other(6)	12,157	11,966	85	53	53
Total	$1,184,811	$65,366	$75,161	$76,343	$967,941
__________

(1)
The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2017. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.

(2)
The estimated payments due by period for operating and capital leases reflect the future minimum lease payments under non-cancelable operating and capital leases, as disclosed in Note 23 to the Consolidated Financial Statements.

(3)
As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $374 million that we anticipate will ultimately be funded from our separate accounts.

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

(5)
The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. The sum of the cash flows shown for all years in the table of $1,125 billion exceeds the corresponding liability amounts of approximately $682 billion included in the Consolidated Financial Statements as of December 31, 2016. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash flows will differ, possibly materially, from these estimates.

(6)
The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $2,150 billion of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2016.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 14 to our Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2016, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Consolidated Financial Statements as of that date.

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

Risk Identification

We use a variety of tools and processes to assess risk, such as quantitative tools for measurable financial risks and qualitative assessments for non-financial risks, such as certain operational risks. These tools form a part of the Company’s risk identification framework, which uses three levels of activities to identify and escalate risks: (1) business unit activities, (2) corporate function activities, and (3) processes involving senior management and the Board of Directors.

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

With general account fixed maturities of $347 billion as of December 31, 2016, Prudential Financial is exposed to significant credit risk. To manage this risk, we have a set of risk limits in place, including enterprise-level risk limits set by the Investment Committee of the Board of Directors. These limits are delineated into formal Investment Policy Statements which set limits on asset classes, permissible instruments, individual issuer, industry/sector and geographic exposures by individual legal entities, segments and business units. Compliance with most of these limits is measured on a daily basis, with some limits measured monthly or quarterly. In addition, our credit research departments closely monitor our credit exposures and maintain watch lists of exposures where there is a risk of impairment. If we have concerns about credit for a public exposure, we may sell some or all of that exposure or hedge the exposure with credit derivatives. See “—General Account Investments” for further information on our general account portfolio, including the composition of our fixed maturity portfolio by industry category and credit quality.

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

Insurance Risk Management

We define insurance risk as the risk of loss due to deviations in experience compared to our assumptions. Our exposure is primarily comprised of:

•
Mortality risk, or the risk that death claims are greater than expected, primarily within our Individual Life, Group Insurance and International Insurance segments, or the risk that policyholders survive longer than expected, primarily within our Retirement, Individual Annuities and International Insurance segments;

•
Morbidity risk, or the risk that health claims from sickness or disability are greater than expected, primarily within our Group Insurance and International Insurance segments as well as from long-term care policies within Divested Businesses; and

•	Policyholder behavior risk, or the risk that our customers’ persistency experience or utilization experience differs from our expectations.

Underwriting insurance risk is a fundamental part of our business. We believe our scale provides for the benefits of diversification, both within an insurance risk type (potentially enhancing predictability of experience) and across insurance risk types (for example, mortality trend risk benefits from a potential natural hedge between life and annuity blocks). Insurance risk mitigation begins with product design, as well as underwriting and pricing standards at the business unit level with corporate oversight. In some cases, the availability and/or credibility of policyholder behavior experience may be limited, which we strive to reflect in the product design and pricing of the product. Processes are in place to ensure corporate oversight of the material insurance risk assumptions utilized in pricing and valuation.

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

Each of our businesses and corporate functions is expected to manage its operational risks in compliance with enterprise standards. Our framework for identifying, evaluating, monitoring and managing operational risk includes: risk management committees; key risk indicators; risk and control assessments; loss event data collection and analysis; and resolution of control issues. We also have enterprise policies and standards, including: Legal and Regulatory/Compliance Policies, such as those relating to sales practices and supervision, fraud prevention, safeguarding of personal information, protection and use of material non-public information, personal conflicts of interest and outside business activities, anti-money laundering, and gifts and entertainment; Human Resources Policies, such as those relating to hiring, training and terminating the employment of our associates and succession planning; and Information Technology policies, including those on systems development and information security. We also maintain policies and standards to support the effective management of operational risk, including those concerning new product development, business continuation and disaster recovery, enterprise crisis management,vendor governance and privacy. Our Internal Audit Department independently audits key operational controls on a periodic basis to assess the effectiveness of our framework.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. In certain markets, primarily outside the U.S. and Japan, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting the limits. As of December 31, 2016 and 2015, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2016 and 2015. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2016			As of December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$347,246	$(33,171)		$322,207	$(27,832)
Commercial mortgage and other loans		54,283	(2,626)		51,853	(2,369)
Derivatives with interest rate risk:
Swaps	$209,406	7,097	(5,415)	$219,511	8,423	(5,960)
Futures	32,555	49	(995)	28,538	10	(131)
Options	25,403	166	284	89,107	232	(868)
Forwards	21,530	(519)	(20)	17,809	204	(5)
Synthetic GICs	77,197	5	(1)	72,585	7	0
Variable annuity and other living benefit feature embedded derivatives(2)		(8,238)	5,386		(8,434)	5,072
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		(21,079)	3,049		(22,522)	3,214
Policyholders’ account balances—investment contracts		(100,045)	3,570		(94,271)	3,302
Net estimated potential loss			$(29,939)			$(25,577)
__________

(1)
Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products. Includes approximately $345 billion and $320 billion as of December 31, 2016 and 2015, respectively, of fixed maturities classified as “available-for-sale”, where unrealized gains and losses are recorded in AOCI.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

(3)
Excludes approximately $286 billion and $267 billion as of December 31, 2016 and 2015, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our own NPR. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2016, to reflect NPR in the valuation of these embedded derivatives, ranged from 25 to 150 basis points.

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

	December 31, 2016	December 31, 2015
	(Increase) / Decrease in Embedded Derivative Liability	(Increase) / Decrease in Embedded Derivative Liability

	(in millions)
Increase in credit spread by 50 basis points	$1,964	$1,714
Decrease in credit spread by 50 basis points	$(1,726)	$(2,047)

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2016 and 2015. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2016			As of December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$12,139	$(1,214)		$11,626	$(1,163)
Equity-based derivatives(2)	$31,558	(285)	1,137	$68,011	(38)	1,917
Variable annuity and other living benefit feature embedded derivatives(2)(3)		(8,238)	(1,116)		(8,434)	(1,355)
Net estimated potential loss			$(1,193)			$(601)
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

For our international insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We actively manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-yen denominated products which are supported by investments in corresponding currencies. While these non-yen denominated assets are economically matched to the currency of the product liabilities, the accounting treatment may differ for changes in the value of these assets and liabilities due to moves in foreign currency exchange rates, resulting in volatility in reported U.S. GAAP earnings. This volatility has been mitigated by disaggregating the U.S. and Australian dollar-denominated businesses in Gibraltar Life into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our equity investments due to foreign exchange rate movements. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Foreign Currency Exchange Rates—Impact of products denominated in non-local currencies on U.S. GAAP earnings” above.

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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2016 and 2015. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2016		As of December 31, 2015
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$5,003	$(500)	$3,934	$(393)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2016, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 17, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, listed in the accompanying index. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 17, 2017

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2016 and 2015 (in millions, except share amounts)

	2016	2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 – $292,581; 2015 – $265,416)(1)	$321,419	$290,323
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2016 – $2,524; 2015 – $2,624)(1)	2,144	2,308
Trading account assets supporting insurance liabilities, at fair value(1)	21,840	20,522
Other trading account assets, at fair value(1)	5,764	14,458
Equity securities, available-for-sale, at fair value (cost: 2016 – $7,149; 2015 – $6,847)	9,748	9,274
Commercial mortgage and other loans (includes $519 and $274 measured at fair value under the fair value option as of December 31, 2016 and 2015, respectively)(1)	52,779	50,559
Policy loans	11,755	11,657
Other long-term investments (includes $1,556 and $1,322 measured at fair value under the fair value option as of December 31, 2016 and 2015, respectively)(1)	11,283	9,986
Short-term investments	7,508	8,105
Total investments	444,240	417,192
Cash and cash equivalents(1)	14,127	17,612
Accrued investment income(1)	3,204	3,110
Deferred policy acquisition costs	17,661	16,718
Value of business acquired	2,314	2,828
Other assets(1)(2)	14,780	14,225
Separate account assets	287,636	285,570
TOTAL ASSETS	$783,962	$757,255
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$240,908	$224,384
Policyholders’ account balances	145,205	136,784
Policyholders’ dividends	5,711	5,578
Securities sold under agreements to repurchase	7,606	7,882
Cash collateral for loaned securities	4,333	3,496
Income taxes	10,412	8,714
Short-term debt	1,133	1,216
Long-term debt(2)	18,041	19,594
Other liabilities(1)	14,739	13,517
Notes issued by consolidated variable interest entities (includes $1,839 and $8,597 measured at fair value under the fair value option as of December 31, 2016 and 2015, respectively)(1)	2,150	8,597
Separate account liabilities	287,636	285,570
Total liabilities	737,874	715,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued as of both December 31, 2016 and 2015)	6	6
Additional paid-in capital	24,606	24,482
Common Stock held in treasury, at cost (230,537,166 and 213,009,970 shares as of December 31, 2016 and 2015, respectively)	(15,316)	(13,814)
Accumulated other comprehensive income (loss)	14,621	12,285
Retained earnings	21,946	18,931
Total Prudential Financial, Inc. equity	45,863	41,890
Noncontrolling interests	225	33
Total equity	46,088	41,923
TOTAL LIABILITIES AND EQUITY	$783,962	$757,255
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03. See Note 2 for additional information.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014 (in millions, except per share amounts)

	2016	2015	2014
REVENUES
Premiums	$30,964	$28,521	$29,293
Policy charges and fee income	5,906	5,972	6,179
Net investment income	15,520	14,829	15,256
Asset management and service fees	3,752	3,772	3,719
Other income (loss)	443	0	(1,978)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(269)	(180)	(127)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	47	39	71
Other realized investment gains (losses), net	2,416	4,166	1,692
Total realized investment gains (losses), net	2,194	4,025	1,636
Total revenues	58,779	57,119	54,105
BENEFITS AND EXPENSES
Policyholders’ benefits	33,632	30,627	31,587
Interest credited to policyholders’ account balances	3,761	3,479	4,263
Dividends to policyholders	2,025	2,212	2,716
Amortization of deferred policy acquisition costs	1,877	2,120	1,973
General and administrative expenses	11,779	10,912	11,807
Total benefits and expenses	53,074	49,350	52,346
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	5,705	7,769	1,759
Total income tax expense (benefit)	1,335	2,072	349
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,370	5,697	1,410
Equity in earnings of operating joint ventures, net of taxes	49	15	16
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,419	5,712	1,426
Income (loss) from discontinued operations, net of taxes	0	0	12
NET INCOME (LOSS)	4,419	5,712	1,438
Less: Income (loss) attributable to noncontrolling interests	51	70	57
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC	$4,368	$5,642	$1,381
EARNINGS PER SHARE(1)
Basic earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$9.85	$12.37	$3.23
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$9.85	$12.37	$3.25
Diluted earnings per share-Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$9.71	$12.17	$3.20
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.03
Net income (loss) attributable to Prudential Financial, Inc.	$9.71	$12.17	$3.23
Dividends declared per share of Common Stock	$2.80	$2.44	$2.17
__________

(1)
For 2016 and 2015, represents consolidated earnings per share of Common Stock. For 2014, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock. See Note 16 for additional information.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014 (in millions)

	2016	2015	2014
NET INCOME (LOSS)	$4,419	$5,712	$1,438
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	256	(287)	(1,081)
Net unrealized investment gains (losses)	3,683	(5,486)	13,730
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(254)	(264)	(1,043)
Total	3,685	(6,037)	11,606
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,305	(2,213)	4,249
Other comprehensive income (loss), net of taxes	2,380	(3,824)	7,357
Comprehensive income (loss)	6,799	1,888	8,795
Less: Comprehensive income (loss) attributable to noncontrolling interests	95	11	45
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,704	$1,877	$8,750

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2016, 2015 and 2014 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$6	$24,475	$14,531	$(12,415)	$0	$8,681	$35,278	$603	$35,881
Common and Class B Stock acquired				(1,000)	(651)		(1,651)		(1,651)
Contributions from noncontrolling interests		(4)					(4)	107	103
Distributions to noncontrolling interests								(175)	(175)
Consolidations/(deconsolidations) of noncontrolling interests								(1)	(1)
Stock-based compensation programs		94		327			421		421
Dividends declared on Common Stock			(1,005)				(1,005)		(1,005)
Dividends declared on Class B Stock			(19)				(19)		(19)
Comprehensive income:
Net income (loss)			1,381				1,381	57	1,438
Other comprehensive income (loss), net of tax						7,369	7,369	(12)	7,357
Total comprehensive income (loss)							8,750	45	8,795
Balance, December 31, 2014	6	24,565	14,888	(13,088)	(651)	16,050	41,770	579	42,349
Common Stock acquired				(1,000)			(1,000)		(1,000)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								28	28
Distributions to noncontrolling interests								(437)	(437)
Consolidations/(deconsolidations) of noncontrolling interests								(148)	(148)
Stock-based compensation programs		84		274			358		358
Dividends declared on Common Stock			(1,115)				(1,115)		(1,115)
Comprehensive income:
Net income (loss)			5,642				5,642	70	5,712
Other comprehensive income (loss), net of tax						(3,765)	(3,765)	(59)	(3,824)
Total comprehensive income (loss)							1,877	11	1,888
Balance, December 31, 2015	6	24,482	18,931	(13,814)	0	12,285	41,890	33	41,923
Cumulative effect of adoption of accounting changes			11				11	(30)	(19)
Common Stock acquired				(2,000)			(2,000)		(2,000)
Class B Stock repurchase adjustment			(119)				(119)		(119)
Contributions from noncontrolling interests								7	7
Distributions to noncontrolling interests								(351)	(351)
Consolidations/(deconsolidations) of noncontrolling interests								471	471
Stock-based compensation programs		124		498			622		622
Dividends declared on Common Stock			(1,245)				(1,245)		(1,245)
Comprehensive income:
Net income (loss)			4,368				4,368	51	4,419
Other comprehensive income (loss), net of tax						2,336	2,336	44	2,380
Total comprehensive income (loss)							6,704	95	6,799
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$0	$14,621	$45,863	$225	$46,088

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014 (in millions)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,419	$5,712	$1,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,194)	(4,025)	(1,636)
Policy charges and fee income	(1,907)	(1,883)	(2,156)
Interest credited to policyholders’ account balances	3,761	3,479	4,263
Depreciation and amortization	318	113	631
(Gains) losses on trading account assets supporting insurance liabilities, net	17	524	(339)
Change in:
Deferred policy acquisition costs	(968)	(533)	(721)
Future policy benefits and other insurance liabilities	10,584	8,311	11,276
Other trading account assets	(60)	256	44
Income taxes(1)	618	1,217	298
Derivatives, net	1,067	1,305	4,989
Other, net(1)	(877)	(581)	1,309
Cash flows from (used in) operating activities	14,778	13,895	19,396
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	49,713	47,080	49,529
Fixed maturities, held-to-maturity	271	235	415
Trading account assets supporting insurance liabilities and other trading account assets	34,139	14,313	13,548
Equity securities, available-for-sale	3,502	4,577	5,001
Commercial mortgage and other loans	6,342	5,464	4,076
Policy loans	2,277	2,199	2,084
Other long-term investments	1,145	1,276	574
Short-term investments	43,700	77,021	73,823
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(66,857)	(47,606)	(57,467)
Fixed maturities, held-to-maturity	0	0	(21)
Trading account assets supporting insurance liabilities and other trading account assets	(36,532)	(18,608)	(16,522)
Equity securities, available-for-sale	(3,083)	(4,055)	(4,476)
Commercial mortgage and other loans	(8,548)	(9,392)	(9,346)
Policy loans	(1,882)	(1,782)	(1,855)
Other long-term investments	(1,923)	(2,005)	(1,805)
Short-term investments	(43,370)	(76,622)	(74,295)
Acquisitions, net of cash acquired	(532)	0	(23)
Derivatives, net	314	53	(555)
Other, net	(227)	106	227
Cash flows from (used in) investing activities	(21,551)	(7,746)	(17,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	29,642	23,206	23,977
Policyholders’ account withdrawals	(24,143)	(21,963)	(22,003)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	561	(2,270)	710
Cash dividends paid on Common Stock	(1,300)	(1,117)	(1,008)
Cash dividends paid on Class B Stock	0	0	(19)
Net change in financing arrangements (maturities 90 days or less)	292	68	(27)
Common Stock acquired	(2,000)	(1,013)	(1,000)
Class B stock acquired	(119)	(651)	0
Common Stock reissued for exercise of stock options	426	209	269
Proceeds from the issuance of debt (maturities longer than 90 days)	2,742	5,166	7,955
Repayments of debt (maturities longer than 90 days)	(2,753)	(4,957)	(7,384)
Excess tax benefits from share-based payment arrangements	21	19	26
Other, net	(131)	(221)	133
Cash flows from (used in) financing activities	3,238	(3,524)	1,629
Effect of foreign exchange rate changes on cash balances	50	69	(458)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,485)	2,694	3,479
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,612	14,918	11,439
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,127	$17,612	$14,918

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014 (in millions)

	2016	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$770	$1,083	$109
Interest paid	$1,257	$1,324	$1,883

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$115	$115	$100
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$3,228	$2,091	$1,435
Liabilities assumed	5,003	3,739	4,653
Net cash received	$1,775	$1,648	$3,218
Acquisition of Gibraltar BSN Life Berhad (See Note 3):
Assets acquired, excluding cash and cash equivalents acquired	$0	$0	$656
Liabilities assumed	0	0	586
Noncontrolling interest assumed	0	0	47
Net cash paid on acquisition	$0	$0	$23
_____________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

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

The Company’s Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. See Note 5 for more information on the Company’s consolidated variable interest entities. The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s consolidated balance sheet data as of December 31, 2016 and 2015, include the assets and liabilities of Gibraltar Life as of November 30 for each respective year. The Company’s consolidated income statement data for the years ended December 31, 2016, 2015 and 2014, include Gibraltar Life’s results of operations for the twelve months ended November 30 for each respective year.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Out of Period Adjustments

During 2016, the Company recorded out of period adjustments resulting in an aggregate net decrease of $134 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2016. Such adjustments primarily consisted of a charge of $141 million to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to the current annual financial statements or to any previously reported quarterly or annual financial statements.

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, during 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2014. Such adjustments were primarily comprised of: 1) a charge of $58 million from an increase in reserves for group long-term disability products; 2) a charge of $43 million from an increase in the deferred profit liability for certain limited pay business within the Gibraltar Life business; and 3) a charge of $35 million from an increase in reserves, net of related amortization of DAC, for certain variable annuities products with optional living benefit guarantees. Subsequent to 2014, the Company identified and recorded additional out of period adjustments of $41 million related to 2014, primarily reflecting a benefit of $62 million from the release of reserves related to certain variable annuities products with optional living benefit guarantees, net of a related decrease in DAC, offset by the increase in reserves of$33 million, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustments and concluded that they were not material to any previously reported quarterly or annual financial statements.

For additional information on the impact of these adjustments to the Company’s operating segments, see Note 22.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company applies the fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The Company accounts for excess tax benefits in additional paid-in capital as a single “pool” available to all share-based compensation awards. The Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

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

As a result of the Class B Repurchase, earnings per share of Common Stock for 2016 and 2015 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 16 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Investments

The Company’s principal investments are fixed maturities; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate; and short-term investments. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. Additionally, prepayment premiums are also included in “Net investment income.” For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to “Net investment income” in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA, or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

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

“Other trading account assets, at fair value” consists primarily of fixed maturities, equity securities, including certain perpetual preferred stock, and certain derivatives. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments are reported in “Net investment income.” See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

“Equity securities available-for-sale, at fair value” is comprised of common stock, mutual fund shares and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are generally recognized in “Net investment income” on the ex-dividend date.

“Commercial mortgage and other loans” consists of commercial mortgage loans, agricultural property loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income.”

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

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of two categories. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, and estimated market value growth rate and volatility for the property type and region. See Note 4 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

For those loans not reported at fair value, the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating, as described above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write-down of the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

“Policy loans” are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

“Other long-term investments” consists of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are accounted for using the equity method of accounting, the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, or the fair value option where elected. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments for which the Company has elected the fair value option, the associated realized and unrealized gains and losses are reported in “Other income.” The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 5 for additional information about variable interest entities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s wholly-owned investment real estate consists of real estate which the Company has the intent to hold for the production of income as well as real estate held for sale. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for sale is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate held for the production of income due to OTTI are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated useful lives of the properties and is included in “Net investment income.” In the period a real estate investment is deemed held for sale and meets all of the discontinued operation criteria, the Company reports all related net investment income and any resulting investment gains and losses as discontinued operations for all periods presented.

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Insurance businesses’ portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

An OTTI is recognized in earnings for a debt security in an unrealized loss position when either (1) the Company has the intent to sell the debt security or (2) it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. In addition to the above mentioned circumstances, the Company also recognizes an OTTI in earnings when a non-functional currency denominated security in an unrealized loss position due to currency exchange rates approaches maturity.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The split between the amount of an OTTI recognized in other comprehensive income (loss) and the net amount recognized in earnings for debt securities is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 6 for additional information regarding DAC.

VOBA

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing VOBA. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2016, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) and the 2013 acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”). The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

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

Other Assets and Other Liabilities

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative two-step test. The Company has elected the quantitative two-step test that is performed at the reporting unit level. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of a potential impairment and the second step of the test is performed to measure the amount of impairment.

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

The Company offered various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 11 for additional information regarding sales inducements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Identifiable intangible assets primarily include customer relationships and mortgage servicing rights and are recorded net of accumulated amortization. The Company tests identifiable intangible assets for impairment on an annual basis as of December 31 of each year or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an identifiable intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income. Measuring intangible assets requires the use of estimates. Significant estimates include the projected net cash flow attributable to the intangible asset and the risk rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. See Note 9 for additional information regarding identifiable intangible assets.

Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. See Note 7 for additional information on investments in operating joint ventures.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Currently, PFL liabilities are predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach and accordingly, are updated each quarter using current inforce and market data and as part of the annual assumption update. See Note 10 for additional information regarding future policy benefits.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 11, and deferred profits.

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

Policyholders’ Dividends

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of the Prudential Insurance Company of America (“Prudential Insurance”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information on the policyholder dividend obligation, see Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Other income.”

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms and large banks. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Amounts received as payment for universal or variable group and individual life contracts, deferred fixed or variable annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC, DSI and VOBA.

For group life, other than universal and variable group life contracts, and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

Asset Management and Service Fees

“Asset management and service fees” principally includes asset-based asset management fees, which are recognized in the period in which the services are performed.

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

Other Income

“Other income” includes realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” short-term investments that are marked-to-market through “Other income,” “Other long-term investments” for which the Company has elected the fair value option, and consolidated entities that follow specialized investment company fair value accounting.

“Other income” also includes gains and losses primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument; however, where applicable, derivative results are included in business gross profits which may impact the pattern by which DAC and other assets are amortized. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are reported on a net basis in the Consolidated Statements of Operations, generally in “Realized investment gains (losses), net.” When swaps are used in hedge accounting relationships, periodic settlements are recorded in the same Consolidated Statements of Operations line as the related settlements of the hedged items.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the Consolidated Statements of Operations line item associated with the hedged item.

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

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the Consolidated Statements of Operations line associated with the asset or liability. The component of AOCI related to discontinued cash flow hedges is reclassified to the Consolidated Statements of Operations line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near-term. See Note 14 for additional information regarding short-term and long-term debt.

Income Taxes

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s Consolidated Statements of Operations. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 19 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification.

The Company considers the applicability and impact of all ASU. ASU listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASU not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

ASU adopted during year ended December 31, 2016

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
The ASU simplifies the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
January 1, 2016 using a retrospective method.
Prior period financial information presented has been adjusted to reflect the retrospective adoption. As a result, “Other assets” and “Long-term debt” as previously reported on the Company’s Consolidated Statements of Financial Position as of December 31, 2015 were both reduced by $133 million.

ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis
The ASU modifies the rules regarding consolidation. Specialized standard for limited partnerships and similar legal entities is eliminated and the indefinite deferral for certain investment funds is removed.
January 1, 2016 using a modified retrospective method.
Adoption of the ASU primarily resulted in the deconsolidation of certain of the Company’s previously consolidated collateralized loan obligations (“CLOs”), as the Company’s asset manager fee arrangements are no longer deemed variable interest in these entities. The Company continues to consolidate CLOs where it retains other economic interests which absorb more than an insignificant amount of the CLOs expected variability. The Company also deconsolidated certain investment structures where it is no longer deemed to be the primary beneficiary as the Company, through its equity ownership, no longer has the obligation to absorb losses of the Variable Interest Entity (“VIE”) that could be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The impact to the Company’s Consolidated Statements of Financial Position upon adoption of the updated guidance was a reduction of $5.5 billion of “Total assets” (including $5.1 billion of “Total investments”) and $5.5 billion of “Total liabilities” (including $5.1 billion of “Notes issued by consolidated variable interest entities”), with a $30 million decrease in “Noncontrolling interests” and a $7 million increase to “Total Prudential Financial, Inc. equity.”

ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity)
This ASU provides that an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the standard eliminates the measurement difference that exists when both are measured at fair value.
January 1, 2016 using a modified retrospective method.
The impact to the Company’s Consolidated Statements of Financial Position upon adoption of the updated guidance was a $4 million reduction in “Total liabilities” and a $4 million increase to “Total Prudential Financial, Inc. equity.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short- Duration Contracts
The ASU requires enhanced disclosures about insurance contracts classified as short-duration. New disclosure requirements focus on providing additional information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and timing, frequency and severity of claims as they relate to short-duration insurance contracts.
		December 31, 2016 using the retrospective method.	Adoption of the ASU had no impact on the Company’s Consolidated Financial Statements and did not have a material impact on the Notes to the Consolidated Financial Statements.

ASU issued but not yet adopted as of December 31, 2016

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments are explicitly scoped out of the standard.

January 1, 2018 using one of two retrospective application methods (early adoption permitted beginning January 1, 2017).

The Company plans to adopt the standard on January 1, 2018 using the modified retrospective application.

Given that insurance contracts and financial instruments are explicitly scoped out of the standard, the Company’s assessment has focused on the Asset Management segment. Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Asset Management segment’s results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.
January 1, 2018 using the modified retrospective method. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value.
The Company’s equity investments, except for those accounted for using the equity method, will generally be carried on the Consolidated Statements of Financial Position at fair value with changes in fair value reported in current earnings. The Company is continuing to assess additional impacts of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-02, Leases (Topic 842)
This ASU ensures that assets and liabilities from all outstanding lease contracts are recognized on the balance sheet (with limited exception). The ASU substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting standard. For Lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The standard also eliminates the real estate specific provisions of the current standard (i.e., sale-leaseback).
		January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share- Based Payments Accounting
This ASU simplifies and improves employee share-based payment accounting. The areas updated include income tax consequences, a policy election related to forfeitures, classification of awards as either equity or liability, and classification of operating and financing activity on the statement of cash flows.
		January 1, 2017 using various transition methods as prescribed by the update (with early adoption permitted).	The Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2016-13, Financial Instruments-Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method, however prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an other-than-temporary-impairment was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)
This ASU addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard provides clarity on the treatment of eight specifically defined types of cash inflows and outflows.

		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued this ASU to address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
In January 2017, the FASB issued this ASU to provide a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all of the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business.

January 1, 2018 using the prospective method (with early adoption permitted).
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. It is expected that our general account real estate acquisitions will no longer be accounted for as business combinations.

3.	ACQUISITIONS

Acquisition of Deutsche Bank’s India Asset Management Business

In August 2015, the Company and its asset management joint venture partner in India agreed to acquire Deutsche Bank’s India asset management business through the joint venture. In March 2016, the Company and its asset management joint venture partner in India completed the acquisition. This acquisition, which will expand the Company’s investment management expertise, distribution platform and product portfolio in India, did not have a material impact on the Company’s financial results.

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,505	$3,280	$1,001	$23,784	$0
Obligations of U.S. states and their political subdivisions	9,060	716	84	9,692	0
Foreign government bonds	79,862	16,748	354	96,256	0
U.S. corporate public securities	76,383	6,460	1,232	81,611	(17)
U.S. corporate private securities(1)	29,974	2,122	308	31,788	(22)
Foreign corporate public securities	25,758	2,784	305	28,237	(6)
Foreign corporate private securities	21,383	646	1,149	20,880	0
Asset-backed securities(2)	11,759	229	53	11,935	(288)
Commercial mortgage-backed securities	12,589	240	125	12,704	(1)
Residential mortgage-backed securities(3)	4,308	238	14	4,532	(3)
Total fixed maturities, available-for-sale(1)	$292,581	$33,463	$4,625	$321,419	$(337)
Equity securities, available-for-sale	$7,149	$2,641	$42	$9,748

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$839	$262	$0	$1,101
Foreign corporate public securities	651	71	0	722
Foreign corporate private securities(5)	81	4	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	573	43	0	616
Total fixed maturities, held-to-maturity(5)	$2,144	$380	$0	$2,524
__________

(1)	Excludes notes with amortized cost of $1,456 million (fair value, $1,456 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $649 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,403 million (fair value, $4,403 million), which have been offset with the associated payables under a netting agreement.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,992	$3,544	$19	$18,517	$0
Obligations of U.S. states and their political subdivisions	8,089	747	41	8,795	0
Foreign government bonds	71,849	12,011	147	83,713	1
U.S. corporate public securities	70,979	6,344	1,955	75,368	(3)
U.S. corporate private securities(1)	28,525	2,278	359	30,444	0
Foreign corporate public securities	26,354	2,821	621	28,554	0
Foreign corporate private securities	19,393	739	994	19,138	0
Asset-backed securities(2)	10,121	226	121	10,226	(452)
Commercial mortgage-backed securities	10,337	195	70	10,462	(1)
Residential mortgage-backed securities(3)	4,777	335	6	5,106	(4)
Total fixed maturities, available-for-sale(1)	$265,416	$29,240	$4,333	$290,323	$(459)
Equity securities, available-for-sale	$6,847	$2,570	$143	$9,274

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity
Foreign government bonds	$816	$196	$0	$1,012
Foreign corporate public securities	625	62	0	687
Foreign corporate private securities(5)	78	4	0	82
Commercial mortgage-backed securities	33	1	0	34
Residential mortgage-backed securities(3)	756	53	0	809
Total fixed maturities, held-to-maturity(5)	$2,308	$316	$0	$2,624
 __________

(1)	Excludes notes with amortized cost of $1,050 million (fair value, $1,039 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $693 million of net unrealized gains on impaired available-for-sale securities and less than $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $3,850 million (fair value, $4,081 million), which have been offset with the associated payables under a netting agreement.

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,345	$1,001	$0	$0	$9,345	$1,001
Obligations of U.S. states and their political subdivisions	2,677	79	19	5	2,696	84
Foreign government bonds	6,076	325	310	29	6,386	354
U.S. corporate public securities	22,803	905	2,943	327	25,746	1,232
U.S. corporate private securities	7,797	228	1,296	80	9,093	308
Foreign corporate public securities	5,196	162	1,047	143	6,243	305
Foreign corporate private securities	6,557	350	4,916	799	11,473	1,149
Asset-backed securities	2,357	20	1,581	33	3,938	53
Commercial mortgage-backed securities	4,879	123	60	2	4,939	125
Residential mortgage-backed securities	926	12	78	2	1,004	14
Total	$68,613	$3,205	$12,250	$1,420	$80,863	$4,625
Equity securities, available-for-sale	$637	$41	$12	$1	$649	$42
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses at December 31, 2016, on securities classified as held-to-maturity, which is not reflected in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,068	$19	$0	$0	$3,068	$19
Obligations of U.S. states and their political subdivisions	1,391	40	7	1	1,398	41
Foreign government bonds	1,925	82	411	65	2,336	147
U.S. corporate public securities	24,642	1,396	3,455	559	28,097	1,955
U.S. corporate private securities	6,996	266	802	93	7,798	359
Foreign corporate public securities	5,985	288	1,584	333	7,569	621
Foreign corporate private securities	6,199	340	3,917	654	10,116	994
Asset-backed securities	4,342	33	3,138	88	7,480	121
Commercial mortgage-backed securities	3,888	63	473	7	4,361	70
Residential mortgage-backed securities	558	4	119	2	677	6
Total	$58,994	$2,531	$13,906	$1,802	$72,900	$4,333
Equity securities, available-for-sale	$1,862	$142	$11	$1	$1,873	$143

The gross unrealized losses on fixed maturity securities at December 31, 2016 and 2015, were composed of $4,233 million and $3,750 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $392 million and $583 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2016, the $1,420 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and capital goods sectors of the Company’s corporate securities. At December 31, 2015, the $1,802 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2016 or 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At December 31, 2016, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At December 31, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, $8 million of which had been in that position for less than six months. At December 31, 2015, $19 million of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at either December 31, 2016 or 2015.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2016, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in one year or less	$9,264	$9,827	$11	$11
Due after one year through five years	44,669	48,592	172	181
Due after five years through ten years	61,561	65,832	552	618
Due after ten years(1)	148,431	167,997	836	1,098
Asset-backed securities	11,759	11,935	0	0
Commercial mortgage-backed securities	12,589	12,704	0	0
Residential mortgage-backed securities	4,308	4,532	573	616
Total	$292,581	$321,419	$2,144	$2,524
 __________

(1)
Excludes available-for-sale notes with amortized cost of $1,456 million (fair value, $1,456 million) and held-to-maturity notes with amortized cost of $4,403 million (fair value, $4,403 million), which have been offset with the associated payables under a netting agreement.

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$29,878	$27,679	$28,359
Proceeds from maturities/repayments	19,710	19,559	21,040
Gross investment gains from sales, prepayments and maturities	1,433	2,115	1,664
Gross investment losses from sales and maturities	(545)	(340)	(414)
Fixed maturities, held-to-maturity
Gross investment gains from prepayments	$0	$0	$0
Proceeds from maturities/repayments(2)	272	235	415
Equity securities, available-for-sale
Proceeds from sales(3)	$3,504	$4,589	$4,993
Gross investment gains from sales	608	746	676
Gross investment losses from sales	(158)	(169)	(132)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(4)	$(222)	$(141)	$(56)
Writedowns for impairments on equity securities	(74)	(126)	(32)
 __________

(1)	Includes $(125) million, $158 million and $(130) million of non-cash related proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Includes $1 million, less than $1 million and less than $1 million of non-cash related proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes $2 million, $12 million and $(8) million of non-cash related proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31,
	2016	2015
	(in millions)
Balance, beginning of period	$532	$781
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(229)	(243)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(2)	(20)
Credit loss impairments recognized in the current period on securities not previously impaired	41	3
Additional credit loss impairments recognized in the current period on securities previously impaired	1	3
Increases due to the passage of time on previously recorded credit losses	24	20
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(12)
Balance, end of period	$359	$532
 __________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$655	$655	$765	$765
Fixed maturities:
Corporate securities	13,903	13,997	12,797	12,851
Commercial mortgage-backed securities	2,032	2,052	1,860	1,862
Residential mortgage-backed securities(1)	1,142	1,150	1,411	1,428
Asset-backed securities(2)	1,333	1,349	1,295	1,299
Foreign government bonds	915	926	680	694
U.S. government authorities and agencies and obligations of U.S. states	330	376	326	369
Total fixed maturities	19,655	19,850	18,369	18,503
Equity securities	1,097	1,335	1,030	1,254
Total trading account assets supporting insurance liabilities	$21,407	$21,840	$20,164	$20,522
 __________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $75 million, $(642) million and $144 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Other Trading Account Assets

The following table sets forth the composition of the “Other trading account assets” as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$26	$26
Fixed maturities	3,634	3,453	11,132	10,764
Equity securities	985	1,056	1,006	1,098
Other	4	5	12	15
Subtotal	$4,649	4,540	$12,176	11,903
Derivative instruments		1,224		2,555
Total other trading account assets		$5,764		$14,458

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $164 million, $(366) million and $(108) million during the years ended December 31, 2016, 2015 and 2014, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

As of both December 31, 2016 and 2015, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government, certain U.S. government agencies and certain securities guaranteed by the U.S. government, as well as the securities disclosed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$60,240	$73,051	$53,851	$61,911
Fixed maturities, held-to-maturity	818	1,075	796	988
Trading account assets supporting insurance liabilities	537	550	492	502
Other trading account assets	16	16	33	33
Total	$61,611	$74,692	$55,172	$63,434

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$7,581	$9,435	$7,191	$9,233
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	44	44	44
Other trading account assets	0	0	0	0
Total	$7,625	$9,479	$7,235	$9,277

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016		December 31, 2015
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,424	23.9%	$11,226	22.9%
Retail	8,555	16.5	8,917	18.2
Apartments/Multi-Family	13,733	26.4	12,034	24.5
Industrial	8,075	15.5	7,775	15.9
Hospitality	2,274	4.4	2,513	5.1
Other	3,966	7.6	3,722	7.6
Total commercial mortgage loans	49,027	94.3	46,187	94.2
Agricultural property loans	2,958	5.7	2,859	5.8
Total commercial mortgage and agricultural property loans by property type	51,985	100.0%	49,046	100.0%
Valuation allowance	(98)		(99)
Total net commercial mortgage and agricultural property loans by property type	51,887		48,947
Other loans:
Uncollateralized loans	638		1,012
Residential property loans	252		301
Other collateralized loans	10		312
Total other loans	900		1,625
Valuation allowance	(8)		(13)
Total net other loans	892		1,612
Total commercial mortgage and other loans(1)	$52,779		$50,559
 __________

(1)	Includes loans held at fair value.

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (27%), New York (9%) and Texas (9%)) and include loans secured by properties in Europe (4%) and Asia (1%) at December 31, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$96	$2	$2	$0	$6	$106

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses, beginning of year	$104	$1	$5	$0	$9	$119
Addition to (release of) allowance for losses	(7)	1	(2)	0	1	(7)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	6	100
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$96	$2	$2	$0	$6	$106
Recorded Investment(1):
Individually evaluated for impairment	$116	$30	$0	$0	$2	$148
Collectively evaluated for impairment	48,911	2,928	252	10	636	52,737
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$49,027	$2,958	$252	$10	$638	$52,885
 __________

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for Credit Losses:
Individually evaluated for impairment	$1	$0	$0	$0	$0	$1
Collectively evaluated for impairment	96	2	3	0	10	111
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$97	$2	$3	$0	$10	$112
Recorded Investment(1):
Individually evaluated for impairment	$111	$8	$0	$0	$2	$121
Collectively evaluated for impairment	46,076	2,851	301	312	1,010	50,550
Loans acquired with deteriorated credit quality	0	0	0	0	0	0
Total ending balance	$46,187	$2,859	$301	$312	$1,012	$50,671

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

 __________

(1)	Recorded investment reflects the carrying value gross of related allowance.

The net carrying value of commercial mortgage and other loans held for sale by the Company as of December 31, 2016 and 2015, was $519 million and $274 million, respectively. For all of these loans, the Company pre-arranges that it will sell the loan to an investor. As of both December 31, 2016 and 2015, all of the Company’s commercial mortgage and other loans held for sale were collateralized, with collateral primarily consisting of apartment complexes.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the date indicated:

Commercial mortgage loans
	Debt Service Coverage Ratio—December 31, 2016
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$28,131	$446	$626	$29,203
60%-69.99%	12,608	401	115	13,124
70%-79.99%	5,383	694	56	6,133
80% or greater	373	62	132	567
Total commercial mortgage loans	$46,495	$1,603	$929	$49,027

Agricultural property loans
	Debt Service Coverage Ratio—December 31, 2016
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,803	$114	$17	$2,934
60%-69.99%	24	0	0	24
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$2,827	$114	$17	$2,958

Total commercial mortgage and agricultural property loans
	Debt Service Coverage Ratio—December 31, 2016
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$30,934	$560	$643	$32,137
60%-69.99%	12,632	401	115	13,148
70%-79.99%	5,383	694	56	6,133
80% or greater	373	62	132	567
Total commercial mortgage and agricultural property loans	$49,322	$1,717	$946	$51,985

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial mortgage loans
	Debt Service Coverage Ratio—December 31, 2015
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$25,978	$515	$207	$26,700
60%-69.99%	12,191	395	234	12,820
70%-79.99%	5,668	500	97	6,265
80% or greater	119	151	132	402
Total commercial mortgage loans	$43,956	$1,561	$670	$46,187

Agricultural property loans
	Debt Service Coverage Ratio—December 31, 2015
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$2,587	$84	$3	$2,674
60%-69.99%	185	0	0	185
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$2,772	$84	$3	$2,859

Total commercial mortgage and agricultural property loans
	Debt Service Coverage Ratio—December 31, 2015
	>1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in millions)
Loan-to-Value Ratio
0%-59.99%	$28,565	$599	$210	$29,374
60%-69.99%	12,376	395	234	13,005
70%-79.99%	5,668	500	97	6,265
80% or greater	119	151	132	402
Total commercial mortgage and agricultural property loans	$46,728	$1,645	$673	$49,046

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non- Accrual Status
	(in millions)
Commercial mortgage loans	$49,006	$21	$0	$0	$21	$49,027	$49
Agricultural property loans	2,956	0	0	2	2	2,958	2
Residential property loans	241	7	1	3	11	252	3
Other collateralized loans	10	0	0	0	0	10	0
Uncollateralized loans	638	0	0	0	0	638	0
Total	$52,851	$28	$1	$5	$34	$52,885	$54
__________

(1)	There were no loans accruing interest.

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non- Accrual Status
	(in millions)
Commercial mortgage loans	$46,187	$0	$0	$0	$0	$46,187	$53
Agricultural property loans	2,856	2	0	1	3	2,859	1
Residential property loans	288	7	0	6	13	301	6
Other collateralized loans	312	0	0	0	0	312	0
Uncollateralized loans	1,012	0	0	0	0	1,012	0
Total	$50,655	$9	$0	$7	$16	$50,671	$60
 __________

(1)	There were no loans accruing interest.

See Note 2 for further discussion regarding non-accrual status loans.

For the years ended December 31, 2016 and 2015, there were $0 million and $214 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2016 and 2015, there were $0 million and $18 million of commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2016 and 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of December 31, 2016 and 2015, there were $47 million and $0 million of new troubled debt restructurings related to commercial mortgage loans with payment defaults that were modified as a troubled debt restructuring within the twelve months preceding. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

As of December 31, 2016, there were no private debt commitments to borrowers that have been involved in a troubled debt restructuring.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015
	(in millions)
Joint ventures and limited partnerships:
Private equity	$4,059	$4,393
Hedge funds	2,660	2,054
Real estate-related	1,291	1,085
Total joint ventures and limited partnerships	8,010	7,532
Real estate held through direct ownership	2,195	1,464
Other	1,078	990
Total other long-term investments	$11,283	$9,986

In certain investment structures, the Company’s asset management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $216 million and $81 million as of December 31, 2016 and 2015, respectively. There was $93 million and $0 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2016 and 2015, respectively, and the master funds had gross assets of $36,279 million and $17,508 million, respectively, and gross liabilities of $34,880 million and $16,920 million, respectively, which are not included on the Company’s balance sheet.

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

	At December 31,
	2016	2015
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$59,897	$53,799
Total liabilities(2)	$14,787	$13,610
Partners’ capital	45,110	40,189
Total liabilities and partners’ capital	$59,897	$53,799
Total liabilities and partners’ capital included above	$5,135	$4,398
Equity in limited partnership interests not included above	592	142
Carrying value	$5,727	$4,540
 __________

(1)	Assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.

(2)	Liabilities consist primarily of third-party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years ended December 31,
	2016	2015	2014
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$5,360	$4,356	$5,632
Total expenses(2)	(1,995)	(1,803)	(1,654)
Net earnings (losses)	$3,365	$2,553	$3,978
Equity in net earnings (losses) included above	$247	$216	$522
Equity in net earnings (losses) of limited partnership interests not included above	103	32	72
Total equity in net earnings (losses)	$350	$248	$594
 __________

(1)	Revenue consists of income from investments in real estate, investments in securities and other income.

(2)	Expenses consist primarily of interest expense, management fees, salary expenses and other expenses.

Net Investment Income

The following table sets forth net investment income by asset class for the years ended December 31:

	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale(1)(2)	$10,920	$10,347	$10,558
Fixed maturities, held-to-maturity(1)(2)	208	202	185
Equity securities, available-for-sale	366	337	354
Trading account assets	986	1,205	1,074
Commercial mortgage and other loans	2,243	2,255	2,103
Policy loans	627	619	632
Short-term investments and cash equivalents	145	56	38
Other long-term investments	731	717	1,050
Gross investment income	16,226	15,738	15,994
Less: investment expenses	(706)	(909)	(738)
Net investment income	$15,520	$14,829	$15,256
  __________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

(2)	During 2016, fixed maturity prepayment fees and call premiums were reclassified to “Net investment income.” Prior periods were not restated. The impact of this change was immaterial.

The carrying value of non-income producing assets included $379 million in fixed maturities, $23 million in trading account assets supporting insurance liabilities, less than $1 million in other trading account assets and less than $1 million in commercial mortgage and other loans as of December 31, 2016. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2016.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015	2014
	(in millions)
Fixed maturities	$666	$1,634	$1,194
Equity securities	376	451	512
Commercial mortgage and other loans	55	37	110
Investment real estate	15	40	(5)
Joint ventures and limited partnerships	(94)	(122)	(15)
Derivatives(1)	1,175	1,970	(182)
Other	1	15	22
Realized investment gains (losses), net	$2,194	$4,025	$1,636
 __________

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class at December 31 for the years indicated:

	2016	2015	2014
	(in millions)
Fixed maturity securities on which an OTTI loss has been recognized	$312	$234	$349
Fixed maturity securities, available-for-sale—all other	28,526	24,673	33,625
Equity securities, available-for-sale	2,599	2,427	2,940
Derivatives designated as cash flow hedges(1)	1,316	1,165	206
Other investments(2)	(21)	(25)	(7)
Net unrealized gains (losses) on investments	$32,732	$28,474	$37,113
 __________

(1)	See Note 21 for more information on cash flow hedges.

(2)
As of December 31, 2016, there were no unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized losses on certain joint ventures that are strategic in nature and are included in “Other assets,” and losses on notes associated with payables under a netting agreement.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following tables set forth the composition of repurchase agreements as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$950	$6,417	$0	$0	$7,367
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	0	0	0	0	0
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	6	0	0	0	6
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	233	0	0	233
Equity securities	0	0	0	0	0
Total repurchase agreements	$956	$6,650	$0	$0	$7,606

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,991	$4,513	$253	$0	$6,757
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	11	0	0	0	11
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	0	0	0	0	0
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	169	945	0	0	1,114
Equity securities	0	0	0	0	0
Total repurchase agreements	$2,171	$5,458	$253	$0	$7,882

The following tables set forth the composition of securities lending transactions as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9	$0	$0	$0	$9
Obligations of U.S. states and their political subdivisions	18	0	0	0	18
Foreign government bonds	279	0	0	0	279
U.S. corporate public securities	2,731	0	0	0	2,731
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	786	0	0	0	786
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	55	74	0	0	129
Equity securities	381	0	0	0	381
Total securities lending transactions	$4,259	$74	$0	$0	$4,333

	December 31, 2015
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$94	$0	$0	$0	$94
Obligations of U.S. states and their political subdivisions	4	0	0	0	4
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	1,401	86	0	0	1,487
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	579	50	0	0	629
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	241	0	0	0	241
Commercial mortgage-backed securities	8	0	0	0	8
Residential mortgage-backed securities	0	97	0	0	97
Equity securities	936	0	0	0	936
Total securities lending transactions	$3,263	$233	$0	$0	$3,496

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015
	(in millions)
Fixed maturities	$11,393	$11,732
Trading account assets supporting insurance liabilities	477	327
Other trading account assets	2	8
Separate account assets	3,386	2,128
Equity securities	368	903
Total securities pledged	$15,626	$15,098
At December 31, the carrying amount of the associated liabilities supported by the pledged collateral as reported in the Consolidated Statements of Financial Position included the following:

	2016	2015
	(in millions)
Securities sold under agreements to repurchase	$7,606	$7,882
Cash collateral for loaned securities	4,333	3,496
Separate account liabilities	3,462	2,178
Policyholders’ account balances(1)	1,001	1,001
Total liabilities supported by the pledged collateral	$16,402	$14,557
 __________

(1)	Represents amounts supporting outstanding funding agreements.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell, and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $7,185 million at December 31, 2016 (the largest components of which include $1,595 million of securities and $5,590 million of cash from OTC derivative counterparties) and $7,794 million at December 31, 2015 (the largest components of which include $2,195 million of securities and $5,599 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets of $78 million and $162 million at December 31, 2016 and 2015, respectively, were on deposit with governmental authorities or trustees, including certain restricted cash balances and securities. Restricted cash and securities of $54 million and $136 million at December 31, 2016 and 2015, respectively, were included in “Other assets.” Additionally, assets carried at $3.3 billion at December 31, 2016 were held in a trust established for the benefit of certain policyholders related to a reinsurance agreement between two wholly-owned subsidiaries. Assets carried at $605 million and $603 million at December 31, 2016 and 2015, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $89 million and $109 million at December 31, 2016 and 2015, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Banks of New York and Boston.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles, commonly referred to as CLOs, and certain other vehicles for which the Company earns fee income for investment management services, including certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager and (2) variable interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs. Effective January 1, 2016, the Company adopted new FASB guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that resulted in the deconsolidation of certain of its previously consolidated CLOs. See Note 2 for additional information.

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

	Consolidated VIEs for Which the Company is the Investment Manager		Other Consolidated VIEs
	December 31,		December 31,
	2016(1)	2015	2016	2015

	(in millions)
Fixed maturities, available-for-sale	$65	$0	$269	$179
Fixed maturities, held-to-maturity	81	0	783	760
Trading account assets supporting insurance liabilities	0	0	9	10
Other trading account assets	2,140	9,536	0	0
Commercial mortgage and other loans	503	0	0	300
Other long-term investments	1,083	0	114	155
Cash and cash equivalents	618	337	1	1
Accrued investment income	10	56	4	3
Other assets	424	324	1	3
Total assets of consolidated VIEs	$4,924	$10,253	$1,181	$1,411
Notes issued by consolidated VIEs	$2,150	$8,597	$0	$0
Other liabilities	611	674	7	3
Total liabilities of consolidated VIEs	$2,761	$9,271	$7	$3
 __________

(1)
As a result of the adoption of the new accounting guidance ASU 2015-02 effective January 1, 2016, total assets of consolidated VIEs reflects $1,386 million related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of December 31, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $515 million and $218 million at December 31, 2016 and 2015, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,010 million and $7,532 million as of December 31, 2016 and 2015, respectively.

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

6.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2016	2015	2014
	(in millions)
Balance, beginning of year	$16,718	$15,971	$16,512
Capitalization of commissions, sales and issue expenses	2,845	2,653	2,694
Amortization—Impact of assumption and experience unlocking and true-ups	445	280	629
Amortization—All other	(2,322)	(2,400)	(2,602)
Change in unrealized investment gains and losses	(199)	477	(697)
Foreign currency translation and other	174	(263)	(565)
Balance, end of year	$17,661	$16,718	$15,971

7.	INVESTMENTS IN OPERATING JOINT VENTURES

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

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016(1)	2015	2014

	(in millions)
Investment in operating joint ventures	$994	$341	$325
Dividends received from operating joint ventures	$60	$27	$27
After-tax equity earnings of operating joint ventures	$49	$15	$16
 __________

(1)	Results include the impact of the Company’s investment in AFP Habitat in March of 2016.

The Company has made investments in operating joint ventures through its Asset Management and International Insurance segments and its Corporate and Other operations. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $32 million, $34 million and $33 million, respectively, of asset management fee income from these transactions.

8.	VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2016(1)	2015	2014
	(in millions)
Balance, beginning of year	$2,828	$2,836	$3,675
Acquisitions	0	0	7
Amortization—Impact of assumption and experience unlocking and true-ups	(246)	128	(175)
Amortization—All other	(351)	(385)	(420)
Change in unrealized investment gains and losses	(112)	214	(89)
Interest(2)	81	86	95
Foreign currency translation	114	(57)	(257)
Other	0	6	0
Balance, end of year	$2,314	$2,828	$2,836
__________

(1)
The VOBA balances at December 31, 2016 were $198 million, $33 million, $1,290 million, $0 million, $786 million, and $7 million related to the insurance transactions associated with the CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 12, 5, 8, 7, 8, and 16 years for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life., Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively.

(2)
The interest accrual rates vary by product. The interest rates for 2016 were 6.40%, 6.00%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17% and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The interest rates for 2015 were 6.40%, 6.05%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17% and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, The Hartford Life Business, and Gibraltar BSN Life Berhad, respectively. The interest rates for 2014 were 6.40%, 6.10%, 1.28% to 2.87%, 2.60%, 3.00% to 6.17% and 4.07% to 5.51% for the VOBA related to CIGNA, Prudential Annuities Holding Co., Gibraltar Life, Aoba Life, the Hartford Life Business, and Gibraltar BSN Life Berhad, respectively.

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2017	2018	2019	2020	2021
	(in millions)
Estimated future VOBA amortization	$236	$210	$187	$168	$156

9.	GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Retirement	Asset Management	International Insurance	Total
	(in millions)
Balance at December 31, 2013:
Gross Goodwill	$444	$240	$155	$839
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	240	155	839
2014 Activity:
Acquisitions	0	0	18	18
Other(1)	0	(5)	(21)	(26)
Balance at December 31, 2014:
Gross Goodwill	444	235	152	831
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	235	152	831
2015 Activity:
Acquisitions	0	0	0	0
Other(1)	0	(4)	(3)	(7)
Balance at December 31, 2015:
Gross Goodwill	444	231	149	824
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	231	149	824
2016 Activity:
Acquisitions	0	0	0	0
Other(1)	0	(1)	10	9
Balance at December 31, 2016:
Gross Goodwill	444	230	159	833
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	$444	$230	$159	$833
__________

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing using the quantitative approach for all reporting units that had goodwill at December 31, 2016 and 2015, and no impairments were recorded.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$548	$(341)	$207	$500	$(302)	$198
Customer relationships	243	(179)	64	268	(196)	72
Other	138	(102)	36	72	(42)	30
Not subject to amortization	3	N/A	3	3	N/A	3
Total			$310			$303

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The fair values of net mortgage servicing rights were $217 million and $203 million at December 31, 2016 and 2015, respectively. Amortization expense for other intangibles was $116 million, $64 million and $55 million for the years ending December 31, 2016, 2015 and 2014, respectively. Amortization expense for other intangibles is expected to be approximately $49 million in 2017, $42 million in 2018, $37 million in 2019, $31 million in 2020 and $27 million in 2021. The amortization expense amounts listed above for 2016, 2015 and 2014 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2016	2015
	(in millions)
Life insurance	$161,406	$148,100
Individual and group annuities and supplementary contracts	63,486	60,493
Other contract liabilities	13,173	12,872
Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	238,065	221,465
Unpaid claims and claim adjustment expenses	2,843	2,919
Total future policy benefits	$240,908	$224,384

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 4% of direct individual life insurance in force for both December 31, 2016 and 2015, and 14%, 16% and 16% of direct individual life insurance premiums for 2016, 2015 and 2014, respectively.

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

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 1.0% to 7.3%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long-term care; and for certain individual health policies. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional PFL liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. A PFL liability is included in “Future policy benefits” and is predominately associated with certain interest-sensitive life contracts.

Unpaid claims and claim adjustment expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 2.6% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2016	2015
	(in millions)
Individual annuities	$40,338	$37,384
Group annuities	28,350	27,141
Guaranteed investment contracts and guaranteed interest accounts	14,528	14,122
Funding agreements	4,794	3,997
Interest-sensitive life contracts	34,452	32,502
Dividend accumulation and other	22,743	21,638
Total policyholders’ account balances	$145,205	$136,784

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2016 and 2015 are $3,758 million and $2,957 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by Prudential Insurance. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 2.6% and original maturities ranging from seven days to five years. Included in the amounts at December 31, 2016 and 2015 is the medium-term note liability, which is carried at amortized cost, of $3,210 million and $2,958 million, respectively and short-term note liability of $550 million and $0, respectively.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) of $1,001 million for both December 31, 2016 and 2015. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 1.1% to 1.7% and original maturities ranging from four to seven years. For additional details on the FHLBNY program, see Note 14.

Interest crediting rates range from 0% to 7.5% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

In addition, the Company issues certain variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no-lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2016 and 2015, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2016		December 31, 2015
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$119,433	$152	$115,317	$142
Net amount at risk	$493	$0	$739	$0
Average attained age of contractholders	65 years	66 years	65 years	64 years
Minimum return or contract value
Account value	$33,843	$135,462	$34,494	$131,005
Net amount at risk	$3,714	$5,788	$4,212	$5,459
Average attained age of contractholders	67 years	65 years	67 years	64 years
Average period remaining until earliest expected annuitization	N/A	0.27 years	N/A	0.28 years
__________

(1)	Includes income and withdrawal benefits.

	December 31,
	2016	2015
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No-lapse guarantees
Separate account value	$8,144	$7,643
General account value	$14,513	$13,364
Net amount at risk	$225,084	$211,428
Average attained age of contractholders	56 years	56 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2016	2015
	(in millions)
Equity funds	$86,751	$88,992
Bond funds	48,789	46,642
Balanced funds	914	843
Money market funds	10,124	6,355
Total	$146,578	$142,832

In addition to the amounts invested in separate account investment options above, $8,566 million at December 31, 2016, and $8,714 million at December 31, 2015, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2016, 2015 and 2014, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2013	$1,795	$461	$397	$441
Incurred guarantee benefits(1)(3)	794	245	40	7,741
Paid guarantee benefits and other	(18)	(68)	(15)	0
Change in unrealized investment gains and losses(3)	283	4	44	0
Other(2)(3)	(4)	0	1	0
Balance at December 31, 2014	2,850	642	467	8,182
Incurred guarantee benefits(1)(3)	517	167	(40)	252
Paid guarantee benefits	(22)	(85)	(16)	0
Change in unrealized investment gains and losses(3)	(193)	(10)	41	0
Other(2)(3)	(2)	0	(12)	(1)
Balance at December 31, 2015	3,150	714	440	8,433
Incurred guarantee benefits(1)	927	98	(18)	(194)
Paid guarantee benefits	(36)	(91)	(15)	0
Change in unrealized investment gains and losses	102	0	49	0
Other(2)	0	0	18	(1)
Balance at December 31, 2016	$4,143	$721	$474	$8,238
__________

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

(2)	Other primarily represents foreign currency translation.

(3)	Prior period amounts are presented on a basis consistent with the current period presentation.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Sales Inducements
(in millions)
Balance at December 31, 2013	$1,813
Capitalization	22
Amortization—Impact of assumption and experience unlocking and true-ups	81
Amortization—All other	(403)
Change in unrealized investment gains and losses	1
Balance at December 31, 2014	1,514
Capitalization	8
Amortization—Impact of assumption and experience unlocking and true-ups	43
Amortization—All other	(392)
Change in unrealized investment gains and losses	16
Balance at December 31, 2015	1,189
Capitalization	47
Amortization—Impact of assumption and experience unlocking and true-ups	118
Amortization—All other	(231)
Change in unrealized investment gains and losses	4
Balance at December 31, 2016	$1,127

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

12.	CLOSED BLOCK

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

As of December 31, 2016 and 2015, the Company recognized a policyholder dividend obligation of $1,647 million and $1,694 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,011 million and $2,815 million at December 31, 2016 and 2015, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

On December 5, 2014 and December 4, 2015, Prudential Insurance’s Board of Directors acted to increase the 2015 and 2016 dividends payable on Closed Block policies, respectively. On December 9, 2016, Prudential Insurance’s Board of Directors approved a continuation of the dividends payable on Closed Block policies for 2017. These actions resulted in an increase of approximately $60 million, $58 million and $32 million in the liability for policyholders dividends recognized for the years ended December 31, 2014, 2015 and 2016, respectively.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015

	(in millions)
Closed Block liabilities
Future policy benefits	$49,281	$49,538
Policyholders’ dividends payable	932	945
Policyholders’ dividend obligation	4,658	4,509
Policyholders’ account balances	5,204	5,250
Other Closed Block liabilities	4,262	4,171
Total Closed Block liabilities	64,337	64,413
Closed Block assets
Fixed maturities, available-for-sale, at fair value	38,696	37,584
Other trading account assets, at fair value	283	288
Equity securities, available-for-sale, at fair value	2,572	2,726
Commercial mortgage and other loans	9,437	9,770
Policy loans	4,660	4,790
Other long-term investments	3,020	2,921
Short-term investments	837	1,467
Total investments	59,505	59,546
Cash and cash equivalents	1,310	1,036
Accrued investment income	491	506
Other Closed Block assets	206	458
Total Closed Block assets	61,512	61,546
Excess of reported Closed Block liabilities over Closed Block assets	2,825	2,867
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	2,990	2,800
Allocated to policyholder dividend obligation	(3,011)	(2,815)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,804	$2,852

Information regarding the policyholder dividend obligation is as follows:

	2016	2015

	(in millions)
Balance, January 1	$4,509	$6,612
Impact from earnings allocable to policyholder dividend obligation	(48)	137
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	197	(2,240)
Balance, December 31	$4,658	$4,509

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015	2014

	(in millions)
Revenues
Premiums	$2,619	$2,668	$2,704
Net investment income	2,597	2,709	2,809
Realized investment gains (losses), net	433	834	1,164
Other income (loss)	36	23	34
Total Closed Block revenues	5,685	6,234	6,711
Benefits and Expenses
Policyholders’ benefits	3,283	3,366	3,326
Interest credited to policyholders’ account balances	132	135	136
Dividends to policyholders	1,941	2,130	2,635
General and administrative expenses	402	423	444
Total Closed Block benefits and expenses	5,758	6,054	6,541
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(73)	180	170
Income tax expense (benefit)	(120)	136	139
Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	47	44	31
Income (loss) from discontinued operations, net of taxes	0	0	1
Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$47	$44	$32

13.	REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective April 1, 2015, the Company entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”) an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales subsequent to December 31, 2016 are not covered by this external reinsurance agreement. These guaranteed benefit features are accounted for as embedded derivatives.

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

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income and policyholders’ benefits for the years ended December 31, were as follows:

	2016	2015	2014
	(in millions)
Direct premiums	$30,654	$27,996	$29,666
Reinsurance assumed	2,073	2,147	1,134
Reinsurance ceded	(1,763)	(1,622)	(1,507)
Premiums	$30,964	$28,521	$29,293

Direct policy charges and fee income	$5,031	$5,127	$5,026
Reinsurance assumed	1,243	1,179	1,425
Reinsurance ceded	(368)	(334)	(272)
Policy charges and fee income	$5,906	$5,972	$6,179

Direct policyholders’ benefits	$32,957	$29,242	$31,012
Reinsurance assumed	3,110	3,107	2,732
Reinsurance ceded	(2,435)	(1,722)	(2,157)
Policyholders’ benefits	$33,632	$30,627	$31,587

Reinsurance recoverables at December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015
	(in millions)
Individual and group annuities(1)	$658	$659
Life insurance(2)	3,388	2,885
Other reinsurance	165	160
Total reinsurance recoverables	$4,211	$3,704
__________

(1)
Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance recoverables related to the acquisition of the retirement business of CIGNA of $656 million and $650 million at December 31, 2016 and 2015, respectively. Also included is $0 million and $7 million of reinsurance recoverables at December 31, 2016 and 2015, respectively, established under the reinsurance agreement with Union Hamilton Reinsurance, Ltd. related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits.

(2)
Includes $2,049 million and $2,118 million of reinsurance recoverables established at December 31, 2016 and 2015, respectively, under the reinsurance arrangements associated with the acquisition of the Hartford Life Business. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,205 million and $1,305 million at December 31, 2016 and 2015, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the Hartford Life Business and the retirement business of CIGNA, four major reinsurance companies account for approximately 59% of the reinsurance recoverable at December 31, 2016. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability; otherwise, an allowance for uncollectible reinsurance would be recorded. Under the Company’s longevity reinsurance transactions, the Company has secured collateral from its counterparties to minimize counterparty default risk.

14.	SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2016	2015
	($ in millions)
Commercial paper:
Prudential Financial	$65	$80
Prudential Funding, LLC	525	384
Subtotal commercial paper	590	464
Current portion of long-term debt	543	752
Total short-term debt(1)	$1,133	$1,216
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$292	$331
Daily average commercial paper outstanding	$1,020	$1,127
Weighted average maturity of outstanding commercial paper, in days	21	10
Weighted average interest rate on outstanding short-term debt(2)	0.43%	0.16%
__________

(1)	Includes Prudential Financial debt of $535 million and $831 million at December 31, 2016 and 2015, respectively.

(2)	Excludes the current portion of long-term debt.

At December 31, 2016 and 2015, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial’s commercial paper borrowings have generally been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Federal Home Loan Bank of New York

Prudential Insurance is a member of the FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of Prudential Insurance’s financial strength ratings decline below A/A2/A Stable by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $78 million and $98 million as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, Prudential Insurance had pledged assets with a fair value of $1.2 billion supporting outstanding funding agreements totaling $1.0 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $5.9 billion as of December 31, 2016. Prudential Insurance had no advances outstanding under the FHLBNY facility as of December 31, 2016.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. All FHLBB stock purchased by PRIAC is classified as restricted general account investments within "Other long-term investments," and the carrying value of these investments was $10 million and $11 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $245 million as of December 31, 2016.

Credit Facilities

As of December 31, 2016, the Company maintained syndicated, unsecured committed credit facilities as described below.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Apr 2020	$4,000	$0
Prudential Holdings of Japan, Inc.	3 years	Sep 2019	¥100,000	¥0

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
The ¥100 billion three-year facility was entered into by Prudential Holdings of Japan, Inc. in September 2016. This facility also contains customary representations and warranties, covenants, and events of default and borrowings are not contingent on the borrower’s credit ratings nor subject to material adverse change clauses. The ¥100 billion three-year facility also contains a two year term-out option.
Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2016, the Company was in compliance with the covenants under each of these credit facilities.
In addition to the above credit facilities, the Company had access to $838 million of certain other lines of credit at December 31, 2016, of which $765 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2016, $462 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Maturity Dates	Rate(2)	December 31,
			2016	2015(1)
			($ in millions)
Fixed-rate notes:
Surplus notes	2019-2025	5.36%-8.30%	$840	$841
Surplus notes subject to set-off arrangements	2021-2033	3.52%-5.26%	4,403	3,850
Senior notes	2017-2045	2.30%-11.31%	9,236	10,208
Mortgage debt(3)	2019-2024	1.72%-3.74%	177	134
Floating-rate notes:
Surplus notes	2052	1.58%-2.04%	499	500
Surplus notes subject to set-off arrangements	2024	1.73%-2.25%	1,456	1,050
U.S. dollar-denominated senior notes	2017-2020	1.14%-4.39%	1,008	1,608
Foreign currency denominated senior notes	(4)	1.07%-1.24%	55	51
Mortgage debt(5)	2017-2025	0.65%-2.40%	409	430
Junior subordinated notes	2042-2068	5.20%-8.88%	5,817	5,811
Subtotal			23,900	24,483
Less: assets under set-off arrangements(6)			5,859	4,889
Total long-term debt(7)			$18,041	$19,594
 __________

(1)
Prior period has been revised to conform to current period presentation due to the adoption of ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Consolidated Financial Statements.

(2)	Ranges of interest rates are for the year ended December 31, 2016.

(3)	Includes $82 million and $38 million of debt denominated in foreign currency at December 31, 2016 and 2015, respectively.

(4)	Perpetual debt that has no stated maturity.

(5)	Includes $221 million and $212 million of debt denominated in foreign currency at December 31, 2016 and 2015, respectively.

(6)
Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are valued at market.

(7)	Includes Prudential Financial debt of $15,389 million and $16,354 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2016:

	Calendar Year
	2018	2019	2020	2021	2022 and thereafter	Total
	(in millions)
Long-term debt	$1,330	$1,684	$1,253	$554	$13,220	$18,041

Surplus Notes

As of December 31, 2016, Prudential Insurance had $840 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2016 and 2015, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

From 2011 through 2013, a captive reinsurance subsidiary of Prudential Insurance entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. Regulation XXX requires statutory reserves for term and universal life insurance policies with long-term premium guarantees to be consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount the Company considers necessary to maintain solvency for moderately adverse experience is considered the non-economic portion of the statutory reserve.

The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2016, an aggregate of $1.75 billion of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The current financing capacity available under the facility is $3.5 billion. In December 2015, the facility was amended to increase the maximum potential size of the facility to $4.5 billion. Similar to the agreements described above, the captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. As above, the principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2016, an aggregate of $2.65 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In December 2014, a captive reinsurance subsidiary entered into a ten-year financing facility with certain unaffiliated financial institutions, pursuant to which the captive agreed to issue and sell a surplus note in an aggregate principal amount of up to $1.75 billion in return for an equal principal amount of credit-linked notes issued by a special-purpose affiliate. The term of the financing facility may be extended, at the captive’s option, by up to five years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts. As of December 31, 2016, an aggregate of $1.46 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

A captive reinsurance subsidiary maintains a financing facility with unaffiliated financial institutions, pursuant to which the captive has outstanding $2.7 billion in principal amount of surplus notes and received in return an equal principal amount of credit-linked notes issued by two special-purpose affiliates. One of the special-purpose affiliates also has outstanding $500 million of senior notes held by one of the unaffiliated financial institutions, following the redemption of $600 million of senior notes in November 2016. The remaining term of the financing is eighteen years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance through the captive of term life insurance policies. The captive can redeem the credit-linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting the captive. The unaffiliated financial institutions have agreed to fund any such credit-linked notes payments in an amount of up to $1.9 billion, in return for the receipt of fees. The remaining $800 million of obligations of the special-purpose affiliates to make payments under the credit-linked notes are supported by collateral held by those affiliates. Prudential Financial has agreed to make capital contributions to the captive and to the special-purpose affiliates to reimburse them for investment losses in excess of specified amounts. Prudential Financial has also agreed to reimburse one of the unaffiliated financial institutions for any payments under the credit-linked notes funded by it in an amount of up to $1 billion and for any payments due but otherwise unpaid under the $500 million of senior notes issued by the special-purpose affiliates.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Another captive reinsurance subsidiary has $500 million of outstanding principal on surplus notes that were issued in 2007 with unaffiliated institutions to finance non-economic reserves required under Guideline AXXX. Prudential Financial has agreed to maintain the capital of this captive at or above a prescribed minimum level and has entered into arrangements (which are accounted for as derivative instruments) that require it to make certain payments in the event of deterioration in the value of the surplus notes. As of December 31, 2016 and 2015, there were no collateral postings made under these derivative instruments.

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

On February 18, 2015, Prudential Legacy Insurance Company of New Jersey (“PLIC”) entered into a twenty-year financing facility with certain unaffiliated financial institutions and a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of December 31, 2016, there were no surplus notes outstanding under the facility.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of December 31, 2016, the outstanding balance of medium-term notes under this program was $9.6 billion, a decrease of $1.3 billion from December 31, 2015, due to maturities of $750 million and the repurchase of $500 million of medium-term notes through a tender offer. The repurchase included a prepayment premium and fees totaling $36 million which were recorded to interest expense.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2016, the outstanding balance of retail notes was $461 million.

The weighted average interest rate on outstanding senior notes issued under these programs, including the effect of interest rate hedging activity, was 5.54% and 5.03% for the years ended December 31, 2016 and 2015, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement Notes Issuance Program. The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by Prudential Insurance. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 10 for further discussion of these obligations.

Mortgage Debt. As of December 31, 2016, the Company’s subsidiaries had mortgage debt of $659 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $95 million from December 31, 2015, primarily due to new borrowings in 2016 of $113 million (including foreign exchange fluctuations) offset by foreign exchange fluctuations of $14 million on debt outstanding as of 2015.

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

Limited Recourse Notes. In 2014, Prudential Financial entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2019 through 2023; however, the maturity date of a portion of the notes may be extended by the Company through 2024, subject to conditions. The asset-backed notes were ultimately contributed to PRIAC, an insurance subsidiary, to finance statutory surplus, and PRIAC, in turn, paid cash dividends totaling $500 million to its parent, Prudential Insurance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2016, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of December 31, 2016.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense increased by $5 million, $7 million and $22 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,324 million, $1,328 million and $1,934 million for the years ended December 31, 2016, 2015 and 2014, respectively. This includes interest expense of $11 million for each of the years ended December 31, 2016, 2015 and 2014, reported in “Net investment income.” The interest expense for the year ended December 31, 2016 includes a prepayment premium and fees totaling $36 million on debt repurchased through a tender offer.

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

Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock was a separate class of common stock not traded publicly, which reflected the performance of the Company’s former Closed Block Business. As part of the Class B Repurchase, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock.

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2013	660.1	199.0	461.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.6	(11.6)
Stock-based compensation programs(1)	0.0	(5.3)	5.3
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	12.1	(12.1)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2015	660.1	213.0	447.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	25.1	(25.1)
Stock-based compensation programs(1)	0.0	(7.6)	7.6
Balance, December 31, 2016	660.1	230.5	429.6
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

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

In December 2015, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2016 through December 31, 2016. Effective January 1, 2016, this authorization superseded the Company’s previous $1.0 billion share repurchase authorization that covered the period from July 1, 2015 through June 30, 2016. In August 2016, the Board of Directors authorized a $500 million increase to the authorization for calendar year 2016. As a result, the Company’s aggregate share repurchase authorization for the full year 2016 was $2.0 billion. As of December 31, 2016, 25.1 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $2.0 billion.

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock from January 1, 2017 through December 31, 2017.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Preferred Stock

As of December 31, 2016, 2015 and 2014, the Company had no preferred stock outstanding.

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

As of December 31, 2016, the Company’s U.S. GAAP retained earnings were $21,946 million. Other than the above limitations, this amount is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, repayments of operating loans from its subsidiaries and cash and short-term investments. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2016, Prudential Financial had highly liquid assets consisting of cash, short-term investments and U.S. Treasury fixed maturities of $4,553 million, excluding amounts held in an intercompany liquidity account.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed below.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2016, Prudential Insurance’s unassigned surplus was $10,176 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $256 million. Prudential Insurance must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of Prudential Insurance’s statutory surplus as of the preceding December 31 ($11,290 million as of December 31, 2016) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31 ($5,720 million for the year ended December 31, 2016), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, Prudential Insurance is permitted to pay an ordinary dividend of $5,720 million in 2017 without prior approval of the NJDOBI. Of the $5,720 million, $2,702 million is permitted to be paid prior to April 2017 without prior approval of the NJDOBI. Of the remaining $3,018 million, $2,118 million is permitted to be paid after April 2017, and $900 million is permitted to be paid after June 2017, without prior approval of the NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey’s. In Arizona, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of statutory surplus as of December 31 of the preceding year or (ii) the statutory net gain from operations of the preceding calendar year, the dividend is considered to be an “extraordinary dividend” and requires prior approval of the Arizona Department of Insurance. Under Arizona insurance law, Prudential Annuities Life Assurance Corporation (“PALAC”), an Arizona-domiciled insurer that is a subsidiary of Prudential Financial, is not permitted to pay a dividend in 2017 without prior notification to the Arizona Department of Insurance, as PALAC reported a statutory net loss from operations in 2016.

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock dividends may be paid in an amount of up to 83% of prior fiscal year statutory after-tax earnings, after certain reserving thresholds are met, including providing for policyholder dividends. If statutory retained earnings exceed 100% of statutory paid-in capital, 100% of prior year statutory after-tax earnings may be paid, after reserving thresholds are met. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the Japan Financial Services Agency (“FSA”). Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution. In addition to paying common stock dividends, Prudential of Japan and Gibraltar Life may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. During 2016, Prudential Financial received a total of $446 million from Prudential International Insurance Holdings, the domestic parent of the International Insurance subsidiaries, which is attributable to Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations. During 2016, PHJ received a total of ¥98.3 billion, or $842 million at year-end 2016 foreign currency exchange rates, from its subsidiaries, of which a portion was sent to Prudential Financial, as noted above and $450 million was retained at PHJ but remains available to be paid as a dividend to Prudential Financial. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2017, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

Statutory Net Income, Capital and Surplus

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $5,214 million, $5,253 million and $901 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus of Prudential Insurance amounted to $11,290 million and $11,543 million at December 31, 2016 and 2015, respectively. Statutory net income (loss) of PALAC amounted to $(2,018) million, $340 million and $393 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory capital and surplus of PALAC amounted to $5,718 million and $482 million at December 31, 2016 and 2015, respectively.

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as calculated in a manner prescribed by the NAIC, falls below the Company Action Level RBC, corrective action is required. As of December 31, 2016, Prudential Insurance and PALAC both had TAC levels in excess of 4.0 times the regulatory required minimums that would require corrective action.

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

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2016, Prudential of Japan and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2016 and 2015, respectively, or for the years ended December 31, 2016, 2015 and 2014, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2013	$(113)	$10,344	$(1,550)	$8,681
Change in OCI before reclassifications	(1,066)	15,490	(1,134)	13,290
Amounts reclassified from AOCI	(3)	(1,760)	91	(1,672)
Income tax benefit (expense)	207	(4,823)	367	(4,249)
Balance, December 31, 2014	(975)	19,251	(2,226)	16,050
Change in OCI before reclassifications	(245)	(3,161)	(457)	(3,863)
Amounts reclassified from AOCI	17	(2,325)	193	(2,115)
Income tax benefit (expense)	116	2,008	89	2,213
Balance, December 31, 2015	(1,087)	15,773	(2,401)	12,285
Change in OCI before reclassifications	199	5,176	(468)	4,907
Amounts reclassified from AOCI	13	(1,493)	214	(1,266)
Income tax benefit (expense)	(98)	(1,285)	78	(1,305)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
__________

(1)	Includes cash flow hedges of $1,316 million, $1,165 million and $206 million as of December 31, 2016, 2015, and 2014, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2016	2015	2014
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(13)	$(8)	$3	Realized investment gains (losses), net
Foreign currency translation adjustment	0	(9)	0	Other income
Total foreign currency translation adjustment	(13)	(17)	3
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(5)	(7)	(60)	(3)
Cash flow hedges—Currency/Interest rate	456	247	114	(3)
Net unrealized investment gains (losses) on available-for-sale securities	1,042	2,085	1,706
Total net unrealized investment gains (losses)	1,493	2,325	1,760	(4)
Amortization of defined benefit items:
Prior service cost	8	13	20	(5)
Actuarial gain (loss)	(222)	(206)	(111)	(5)
Total amortization of defined benefit items	(214)	(193)	(91)
Total reclassifications for the period	$1,266	$2,115	$1,672
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 21 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

(5)	See Note 18 for information on employee benefit plans.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$110	$(5)	$4	$64	$(60)	$113
Net investment gains (losses) on investments arising during the period	196				(69)	127
Reclassification adjustment for (gains) losses included in net income	47				(16)	31
Reclassification adjustment for OTTI losses excluded from net income(1)	(4)				1	(3)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(1)			0	(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(1)		0	(1)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(96)	34	(62)
Balance, December 31, 2014	349	(6)	3	(32)	(110)	204
Net investment gains (losses) on investments arising during the period	(3)				1	(2)
Reclassification adjustment for (gains) losses included in net income	(97)				35	(62)
Reclassification adjustment for OTTI losses excluded from net income(1)	(15)				5	(10)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		12			(4)	8
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			11		(4)	7
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2015	234	6	14	(31)	(77)	146
Net investment gains (losses) on investments arising during the period	93				(31)	62
Reclassification adjustment for (gains) losses included in net income	1				0	1
Reclassification adjustment for OTTI losses excluded from net income(1)	(16)				5	(11)
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(11)			3	(8)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(20)		(3)	(23)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(16)	6	(10)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
__________

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2013	$20,494	$(719)	$(679)	$(3,694)	$(5,171)	$10,231
Net investment gains (losses) on investments arising during the period	18,073				(6,337)	11,736
Reclassification adjustment for (gains) losses included in net income	(1,807)				632	(1,175)
Reclassification adjustment for OTTI losses excluded from net income(2)	4				(1)	3
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(736)			254	(482)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(603)		211	(392)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,342)	468	(874)
Balance, December 31, 2014	36,764	(1,455)	(1,282)	(5,036)	(9,944)	19,047
Net investment gains (losses) on investments arising during the period	(6,311)				2,268	(4,043)
Reclassification adjustment for (gains) losses included in net income	(2,228)				801	(1,427)
Reclassification adjustment for OTTI losses excluded from net income(2)	15				(5)	10
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		695			(240)	455
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			200		(67)	133
Impact of net unrealized investment (gains) losses on policyholders’ dividends				2,234	(782)	1,452
Balance, December 31, 2015	28,240	(760)	(1,082)	(2,802)	(7,969)	15,627
Net investment gains (losses) on investments arising during the period	5,658				(1,910)	3,748
Reclassification adjustment for (gains) losses included in net income	(1,494)				504	(990)
Reclassification adjustment for OTTI losses excluded from net income(2)	16				(5)	11
Impact of net unrealized investment (gains) losses on DAC, DSI, and VOBA		(296)			93	(203)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(54)		(9)	(63)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(178)	62	(116)
Balance, December 31, 2016	$32,420	$(1,056)	$(1,136)	$(2,980)	$(9,234)	$18,014
__________

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

16.	EARNINGS PER SHARE

From demutualization through December 31, 2014, the Company had two separate classes of common stock. The Common Stock reflected the performance of the Company’s former Financial Services Businesses and the Class B Stock reflected the performance of the Company’s former Closed Block Business. Earnings per share were calculated separately for each of these two classes of common stock and included a direct equity adjustment to modify the earnings available to each of the classes of common stock for the difference between the allocation of general and administrative expenses to each of the businesses and the cash flows between the businesses related to these expenses. Accordingly, earnings per share of Common Stock presented below for the year ended December 31, 2014, reflect earnings attributable to the former Financial Services Businesses.

As discussed in Note 1, on January 2, 2015, Prudential Financial repurchased and canceled all of the 2.0 million shares of the Class B Stock. Accordingly, earnings per share of Common Stock presented below for the years ended December 31, 2015 and 2016, reflect the consolidated earnings of Prudential Financial. In addition, the Class B Repurchase resulted in the elimination of the separation of the former Financial Services Businesses and Closed Block Business. As a result, there were no direct equity adjustments recorded for the years ended December 31, 2016 and 2015.

Earnings per share of the Class B Stock for the year ended December 31, 2014 is not presented herein as it is not meaningful due to the Class B Repurchase.

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, 2016 and 2015, is as follows:

	2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations	$4,419			$5,712
Less: Income (loss) attributable to noncontrolling interests	51			70
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	50			55
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$4,318	438.2	$9.85	$5,587	451.7	$12.37
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$50			$55
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	49			54
Stock options		1.8			2.3
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	17	5.7		17	5.5
Diluted earnings per share
Income (loss) from continuing operations attributable to Prudential Financial available to holders of Common Stock	$4,336	446.6	$9.71	$5,605	460.4	$12.17

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on earnings attributable to the former Financial Services Businesses for the year ended December 31, 2014, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2014
	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses	$1,579
Direct equity adjustment	(27)
Less: Income (loss) attributable to noncontrolling interests	57
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	14
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,481	458.5	$3.23
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$14
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	14
Stock options		3.0
Deferred and long-term compensation programs		0.8
Exchangeable Surplus Notes	17	5.4
Diluted earnings per share
Income (loss) from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,498	467.7	$3.20

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of income from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of loss from continuing operations available to holders of Common Stock, after direct equity adjustment as applicable, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2016, 2015 and 2014 were based on 5.1 million, 4.4 million and 4.3 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016		2015		2014
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share

	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.7	$83.97	2.4	$87.97	1.9	$90.30
Antidilutive stock options due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0		0.0
Antidilutive shares due to loss from continuing operations available to holders of Common Stock after direct equity adjustment	0.0		0.0		0.0
Total antidilutive stock options and shares	2.7		2.4		1.9

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

Omnibus Incentive Plan

Prudential Financial, Inc.’s omnibus incentive plans provide stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 26,157,173 authorized shares available for grant under the 2016 Omnibus Plan as of December 31, 2016.

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

The fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

	2016	2015	2014
Expected volatility	38.36%	34.67%	35.52%
Expected dividend yield	3.92%	3.00%	2.70%
Expected term	5.61 years	5.57 years	5.63 years
Risk-free interest rate	1.25%	1.61%	1.74%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016		2015		2014
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit

	(in millions)
Employee stock options	$19	$7	$21	$8	$25	$9
Employee restricted stock units	126	47	111	42	95	34
Employee performance shares and performance units	57	21	32	12	46	17
Total	$202	$75	$164	$62	$166	$60

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2016, 2015 and 2014 were de minimis.

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	10,926,146	$66.18
Granted	1,219,714	63.73
Exercised	(4,986,622)	68.03
Forfeited	(49,299)	73.24
Expired	(371,137)	80.48
Outstanding at December 31, 2016	6,738,802	$63.53
Vested and expected to vest at December 31, 2016	6,693,811	$63.51
Exercisable at December 31, 2016	4,720,572	$60.66

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2016, 2015 and 2014 was $14.81, $18.45 and $21.65, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $120 million, $49 million, and $97 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding, vested and expected to vest and exercisable as of December 31, 2016 is as follows:

	December 31, 2016
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	5.64	$273
Vested and expected to vest	5.62	$271
Exercisable	4.50	$205

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in the Company’s Common Stock. Performance unit awards are payable in cash.

A summary of the Company’s restricted stock units and performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2015(2)	4,354,286	$73.50	1,390,497	$81.41
Granted(2)	2,187,653	64.12	694,501	104.06
Forfeited	(110,815)	72.13	(41,676)	76.73
Performance adjustment(3)			188,838	63.59
Released	(1,451,417)	58.54	(568,487)	63.71
Restricted at December 31, 2016(2)	4,979,707	$73.77	1,663,673	$104.06
__________

(1)
Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 125% of the target number of units granted, based upon a measure of the reported performance for the Company relative to stated goals.

(2)
For performance share and performance unit awards, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2016 and December 31, 2015 is the closing stock price of Prudential Financial’s common stock on those dates.

(3)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released for the years ended December 31, 2016, 2015 and 2014 was $128 million, $162 million and $145 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $64.12, $78.40 and $84.56, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2016, 2015 and 2014 was $104.06, $81.41 and $90.46, respectively.

The number of restricted stock units, performance shares and performance units expected to vest at December 31, 2016 was 5,994,809.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2016 was $4 million with a weighted average recognition period of 1.70 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2016 was $113 million with a weighted average recognition period of 1.69 years.

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2016, 2015 and 2014 was $41 million, $20 million and $35 million, respectively.

The tax benefit realized upon vesting of restricted stock units, performance shares and performance units for the years ended December 31, 2016, 2015 and 2014 was $46 million, $58 million and $51 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December, 31, 2016, 2015 and 2014 was $18 million, $21 million and $15 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2016 and 2015 is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015

	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(12,221)	$(12,545)	$(2,159)	$(2,233)
Service cost	(253)	(244)	(19)	(20)
Interest cost	(498)	(469)	(91)	(86)
Plan participants’ contributions	0	0	(31)	(29)
Medicare Part D subsidy receipts	0	0	(10)	(12)
Amendments	(3)	0	0	(2)
Actuarial gains (losses), net	(602)	335	46	43
Settlements	24	22	0	0
Special termination benefits	(2)	(4)	0	0
Benefits paid	681	632	181	176
Foreign currency changes and other	(43)	52	(1)	4
Benefit obligation at end of period	$(12,917)	$(12,221)	$(2,084)	$(2,159)
Change in plan assets
Fair value of plan assets at beginning of period	$12,541	$13,028	$1,584	$1,717
Actual return on plan assets	883	35	82	9
Employer contributions	187	162	15	5
Plan participants’ contributions	0	0	31	29
Disbursement for settlements	(24)	(22)	0	0
Benefits paid	(681)	(632)	(181)	(176)
Foreign currency changes and other	(45)	(30)	0	0
Fair value of plan assets at end of period	$12,861	$12,541	$1,531	$1,584
Funded status at end of period	$(56)	$320	$(553)	$(575)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,538	$2,687	$0	$0
Accrued benefit liability	(2,594)	(2,367)	(553)	(575)
Net amount recognized	$(56)	$320	$(553)	$(575)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$0
Prior service cost	(25)	(33)	1	(1)
Net actuarial loss	3,481	3,173	557	621
Net amount not recognized	$3,456	$3,140	$558	$620
Accumulated benefit obligation	$(12,300)	$(11,607)	$(2,084)	$(2,159)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,227 million and $1,175 million benefit obligation at December 31, 2016 and 2015, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company did not make any discretionary payments to the trust in 2016 and made a discretionary payment of $95 million in 2015. As of December 31, 2016 and 2015, the assets in the trust had a carrying value of $829 million and $722 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($81 million and $78 million benefit obligation at December 31, 2016 and 2015, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2016 and 2015, the assets in the trust had a carrying value of $115 million and $118 million, respectively.

Pension benefits for foreign plans comprised 14% and 13% of the ending benefit obligation for 2016 and 2015, respectively. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2016 and 2015. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2016	2015

	(in millions)
Projected benefit obligation	$2,638	$2,403
Fair value of plan assets	$44	$36

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2016	2015

	(in millions)
Accumulated benefit obligation	$2,426	$2,154
Fair value of plan assets	$4	$5

There were no purchases of annuity contracts in 2016 and 2015 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $19 million and $20 million as of December 31, 2016 and 2015, respectively.

Components of Net Periodic Benefit Cost

The Company uses market related value to determine components of net periodic (benefit) cost. Market related value recognizes certain changes in fair value of plan assets over a period of five years. Changes in the fair value of U.S. equities, international equities, real estate and other assets are recognized over a five year period. However, changes in the fair value for fixed maturity assets (including short-term investments) are recognized immediately for the purposes of market related value.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014

	(in millions)
Service cost	$253	$244	$234	$19	$20	$17
Interest cost	498	469	481	91	86	96
Expected return on plan assets	(754)	(775)	(712)	(105)	(115)	(116)
Amortization of transition obligation	0	0	0	0	0	0
Amortization of prior service cost	(6)	(8)	(10)	(2)	(5)	(10)
Amortization of actuarial (gain) loss, net	181	168	86	41	38	25
Settlements	7	5	10	0	0	0
Special termination benefits(1)	2	4	4	0	0	0
Net periodic (benefit) cost	$181	$107	$93	$44	$24	$12
__________

(1)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss

	(in millions)
Balance, December 31, 2013	$0	$(56)	$2,065	$0	$(19)	$463
Amortization for the period	0	10	(86)	0	10	(25)
Deferrals for the period	0	(1)	1,001	0	0	165
Impact of foreign currency changes and other	0	5	(34)	0	1	(3)
Balance, December 31, 2014	0	(42)	2,946	0	(8)	600
Amortization for the period	0	8	(168)	0	5	(38)
Deferrals for the period	0	0	405	0	2	63
Impact of foreign currency changes and other	0	1	(10)	0	0	(4)
Balance, December 31, 2015	0	(33)	3,173	0	(1)	621
Amortization for the period	0	6	(181)	0	2	(41)
Deferrals for the period	0	3	473	0	0	(23)
Impact of foreign currency changes and other	0	(1)	16	0	0	0
Balance, December 31, 2016	$0	$(25)	$3,481	$0	$1	$557

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The amounts included in AOCI expected to be recognized as components of net periodic (benefit) cost in 2017 are as follows:

	Pension Benefits	Other Postretirement Benefits

	(in millions)
Amortization of prior service cost	$(4)	$0
Amortization of actuarial (gain) loss, net	191	36
Total	$187	$36

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted average assumptions
Discount rate (beginning of period)	4.50%	4.10%	4.95%	4.35%	3.95%	4.75%
Discount rate (end of period)	4.15%	4.50%	4.10%	4.05%	4.35%	3.95%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.25%	6.25%	6.25%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	7.00%	6.66%	7.08%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.60%	7.00%	6.66%
For 2016, 2015 and 2014, the ultimate health care cost trend rate after gradual decrease until: 2019, 2019, 2019, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2016, 2015 and 2014, the ultimate health care cost trend rate after gradual decrease until: 2021, 2021, 2019 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2016 and December 31, 2015 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2016 portfolio is selected from a compilation of approximately 720 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2016 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2015. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, effect of active management, expenses and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2017. The expected rate of return for 2017 is 6.25% and 7.00% for pension and postretirement, respectively.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$7
Increase in postretirement benefit obligation	158

One percentage point decrease
Decrease in total service and interest costs	$6
Decrease in postretirement benefit obligation	106

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2016 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	16%	27%	60%
International Equities	2%	16%	2%	23%
Fixed Maturities	50%	68%	4%	50%
Short-term Investments	0%	15%	0%	42%
Real Estate	2%	16%	0%	0%
Other	0%	16%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2016 and December 31, 2015 for either the pension or postretirement plans.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Private equity and real estate partnerships do not provide redemption rights to their investors, and there is not a public market for these investments. The Plan’s ability to redeem its investments at the end of the partnership term will depend on the ability of the fund manager to liquidate the illiquid private equity or real estate holdings. These funds are established with expected terms ranging from seven to fifteen years, with an option to extend the liquidation period for additional terms of up to two years.

Hedge Funds—The value of interests in hedge funds is based on the underlying investments that include equities, debt and other investments.

 Hedge fund investments are structured as fund-of-funds vehicles or as direct investments in various hedge funds. The fund-of-funds vehicles are used for the purpose of making investments in a diverse portfolio of smaller hedge funds, while the direct investments allow for larger targeted investments without the additional fees inherent in a fund-of-funds structure. The hedge fund investments may be subject to initial period lock-up restrictions, under which capital must remain invested for a minimum period, ranging from one to two years. At December 31, 2016 and 2015, substantially none of the funds were in their initial lock-up period. Following the expiration of a fund’s lock-up period, redemptions are permitted quarterly, semi-annually or annually, with advance written notice from 65 to 185 days, depending on the fund. However, redemptions from hedge funds and fund-of-funds may also be restricted by a maximum redemption limitation on any redemption payment date, generally stated as a percentage of the total fund assets or total investment by the redeeming investor; payments of redemptions in excess of that “gate” amount are deferred. The Plan’s hedge fund investments include “gate” limits of 20% to 25% of the hedge fund’s net assets, depending on the fund.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$472	$0	$0	$472
Common/collective trusts(1)	0	66	0	0	66
Subtotal					538
International Equities:
Pooled separate accounts(2)	0	269	0	0	269
Common/collective trusts(3)	0	219	0	0	219
United Kingdom insurance pooled funds(4)	0	49	0	0	49
Subtotal					537
Fixed Maturities:
Pooled separate accounts(5)	0	1,247	36	0	1,283
Common/collective trusts(6)	0	441	0	0	441
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	993	0	0	993
U.S. government securities (state & other)	0	521	0	0	521
Non-U.S. government securities	0	14	0	0	14
United Kingdom insurance pooled funds(7)	0	305	0	0	305
Corporate Debt:
Corporate bonds(8)	0	4,039	0	0	4,039
Asset-backed	0	7	0	0	7
Collateralized Mortgage Obligations(9)	0	506	0	0	506
Interest rate swaps (Notional amount: $2,595)	0	9	0	0	9
Guaranteed investment contract	0	39	0	0	39
Other(10)	533	7	49	0	589
Unrealized gain (loss) on investment of securities
lending collateral(11)	0	0	0	0	0
Subtotal					8,747
Short-term Investments:
Pooled separate accounts	0	55	0	0	55
United Kingdom insurance pooled funds	0	1	0	0	1
Subtotal					56
Real Estate:
Pooled separate accounts(12)	0	0	666	0	666
Partnerships	0	0	0	371	371
Subtotal					1,037
Other:
Partnerships	0	0	0	551	551
Hedge funds	0	0	0	1,395	1,395
Subtotal					1,946
Total	$533	$9,260	$751	$2,317	$12,861

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$636	$0	$0	$636
Common/collective trusts(1)	0	85	0	0	85
Subtotal					721
International Equities:
Pooled separate accounts(2)	0	321	0	0	321
Common/collective trusts(3)	0	229	0	0	229
United Kingdom insurance pooled funds(4)	0	50	0	0	50
Subtotal					600
Fixed Maturities:
Pooled separate accounts(5)	0	1,183	35	0	1,218
Common/collective trusts(6)	0	347	0	0	347
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	661	0	0	661
U.S. government securities (state & other)	0	582	0	0	582
Non-U.S. government securities	0	14	0	0	14
United Kingdom insurance pooled funds(7)	0	293	0	0	293
Corporate Debt:
Corporate bonds(8)	0	4,417	0	0	4,417
Asset-backed	0	8	0	0	8
Collateralized Mortgage Obligations(9)	0	109	0	0	109
Interest rate swaps (Notional amount: $2,073)	0	(5)	0	0	(5)
Guaranteed investment contract	0	31	0	0	31
Other(10)	685	2	93	0	780
Unrealized gain (loss) on investment of securities
lending collateral(13)	0	0	0	0	0
Subtotal					8,456
Short-term Investments:
Pooled separate accounts	0	39	0	0	39
United Kingdom insurance pooled funds	0	0	0	0	0
Subtotal					39
Real Estate:
Pooled separate accounts(12)	0	0	607	0	607
Partnerships	0	0	0	347	347
Subtotal					954
Other:
Partnerships	0	0	0	481	481
Hedge funds	0	0	0	1,290	1,290
Subtotal					1,771
Total	$685	$9,003	$735	$2,118	$12,541
__________

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.

(2)	This category invests in a large cap international equity funds whose objective is to track an index.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(7)	This category invests in bond funds, primarily highly rated corporate securities.

(8)	This category invests in highly rated corporate securities.

(9)	This category invests in highly rated Collateralized Mortgage Obligations.

(10)	Primarily cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

(11)
The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $627 million and the liability for securities lending collateral is $627 million.

(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.

(13)
The contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $163 million and the liability for securities lending collateral is $163 million.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2016
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$35	$93	$607
Actual Return on Assets:
Relating to assets still held at the reporting date	1	0	61
Relating to assets sold during the period	0	0	6
Purchases, sales and settlements	0	(44)	(8)
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$36	$49	$666

	Year Ended December 31, 2015
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$35	$14	$73	$465
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	81
Relating to assets sold during the period	0	0	0	2
Purchases, sales and settlements	0	0	20	59
Transfers in and/or out of Level 3(1)	0	(14)	0	0
Fair Value, end of period	$35	$0	$93	$607
 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$506	$0	$0	$506
Common trusts(2)	0	170	0	0	170
Subtotal					676
International Equities:
Variable Life Insurance Policies(3)	0	90	0	0	90
Common trusts(4)	0	96	0	0	96
Subtotal					186
Fixed Maturities:
Variable Life Insurance Policies(5)	0	157	0	0	157
Common trusts(5)	0	59	0	0	59
U.S. government securities (federal):
Mortgage-Backed	0	0	0	0	0
Other U.S. government securities	0	78	0	0	78
Non-U.S. government securities	0	2	0	0	2
Corporate Debt:
Corporate bonds(6)	0	176	0	0	176
Asset-Backed	0	48	1	0	49
Collateralized Mortgage Obligations(7)	0	22	5	0	27
Interest rate swaps (Notional amount: $271)	0	1	0	0	1
Other(8)	1	0	5	0	6
Unrealized gain (loss) on investment of securities
lending collateral(9)	0	0	0	0	0
Subtotal					555
Short-term Investments:
Registered investment companies	114	0	0	0	114
Subtotal					114
Total	$115	$1,405	$11	$0	$1,531

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$592	$0	$0	$592
Common trusts(2)	0	169	0	0	169
Subtotal					761
International Equities:
Variable Life Insurance Policies(3)	0	89	0	0	89
Common trusts(4)	0	97	0	0	97
Subtotal					186
Fixed Maturities:
Variable Life Insurance Policies(5)	0	59	0	0	59
Common trusts(5)	0	67	0	0	67
U.S. government securities (federal):
Mortgage-Backed	0	4	0	0	4
Other U.S. government securities	0	80	0	0	80
Non-U.S. government securities	0	5	0	0	5
Corporate Debt:
Corporate bonds(6)	0	204	0	0	204
Asset-Backed	0	53	0	0	53
Collateralized Mortgage Obligations(7)	0	30	0	0	30
Interest rate swaps (Notional amount: $380)	0	0	0	0	0
Other(8)	6	0	3	0	9
Unrealized gain (loss) on investment of securities
lending collateral(10)	0	0	0	0	0
Subtotal					511
Short-term Investments:
Registered investment companies	126	0	0	0	126
Subtotal					126
Total	$132	$1,449	$3	$0	$1,584
__________

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.

(2)	This category invests in U.S. equity funds, primarily large cap equities.

(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.

(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.

(5)	This category invests in U.S. government and corporate bond funds.

(6)	This category invests in highly rated corporate bonds.

(7)	This category invests in highly rated Collateralized Mortgage Obligations.

(8)	Cash and cash equivalents, short-term investments, payables and receivables and open future contract positions (including fixed income collateral).

(9)	In 2016, the contractual net value of the investment of securities lending collateral and the liability for securities lending collateral is zero.

(10)
In 2015, the contractual net value of the investment of securities lending collateral invested in primarily short-term bond funds is $2 million and the liability for securities lending collateral is $2 million.

Changes in Fair Value of Level 3 Postretirement Assets

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset- Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$0	$0	$3
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	1	5	2
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$1	$5	$5

	Year Ended December 31, 2015
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Corporate Debt– Asset- Backed	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$1	$(5)
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	0	8
Transfers in and/or out of Level 3(1)	(1)	(1)	0
Fair Value, end of period	$0	$0	$3
 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2016	2015	2016	2015
Asset Category
U.S. Equities	4%	6%	44%	48%
International Equities	4	5	12	12
Fixed Maturities	68	67	36	32
Short-term Investments	0	0	8	8
Real Estate	8	8	0	0
Other	16	14	0	0
Total	100%	100%	100%	100%

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts

	(in millions)
2017	$707	$167	$10
2018	740	171	11
2019	762	173	11
2020	787	173	11
2021	812	173	12
2022-2026	4,384	835	63
Total	$8,192	$1,692	$118

The Company anticipates that it will make cash contributions in 2017 of approximately $150 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2016 and 2015 was $20 million and $48 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $72 million, $64 million and $60 million for the years ended December 31, 2016, 2015 and 2014, respectively.

19.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31 were as follows:

	2016	2015	2014

	(in millions)
Current tax expense (benefit)
U.S.	$31	$738	$(80)
State and local	9	3	(7)
Foreign	595	622	463
Total	635	1,363	376
Deferred tax expense (benefit)
U.S.	132	585	880
State and local	5	4	12
Foreign	563	120	(919)
Total	700	709	(27)
Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	1,335	2,072	349
Income tax expense on equity in earnings of operating joint ventures	11	(1)	(2)
Income tax expense on discontinued operations	0	0	6
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	1,305	(2,213)	4,249
Stock-based compensation programs	(30)	(22)	(29)
Total income taxes	$2,621	$(164)	$4,573

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In July 2014, the IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company has applied this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2009. As a result of applying such accounting method, the Company’s 2014 U.S. current tax benefit includes an additional tax benefit of $475 million and a corresponding reduction of deferred tax assets.

The Company’s actual income tax expense on continuing operations before equity in earnings of operating joint ventures for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and equity in earnings of operating joint ventures for the following reasons:

	2016	2015	2014

	(in millions)
Expected federal income tax expense (benefit)	$1,997	$2,719	$616
Non-taxable investment income	(352)	(341)	(381)
Foreign taxes at other than U.S. rate	(172)	(51)	146
Low-income housing and other tax credits	(118)	(116)	(127)
Reversal of acquisition opening balance sheet deferred tax items	0	0	53
Change in repatriation assertion	0	(3)	32
Change in tax law: active financing exception	0	(108)	0
Other	(20)	(28)	10
Total income tax expense (benefit) on continuing operations before equity in earnings of operating joint ventures	$1,335	$2,072	$349

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above, and as a result, is a major reason for the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD. Additionally, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

In December 2015, Congress enacted legislation renewing the Active Financing Exception (“AFE”), retroactive for tax years beginning on or after January 1, 2015 and made the provision a permanent part of the U.S. tax code. Under the AFE, subject to certain tests, foreign business income derived in the active conduct of an insurance business is not subject to U.S. tax until distributed to the U.S. As a result of the change in tax law, in 2015, the Company recognized a $108 million tax benefit in “Income from continuing operations before equity in earnings of operating joint ventures.” This amount relates to the reversal of $108 million of tax expense associated with Prudential of Korea’s and Prudential of Taiwan’s unrealized investment gains originally included in AOCI. This provision will lower the Company’s future U.S. tax liability on undistributed foreign earnings and increase after-tax results.

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

Deferred tax assets and liabilities at December 31 resulted from the items listed in the following table:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015

	(in millions)
Deferred tax assets
Insurance reserves	$1,856	$2,878
Policyholders’ dividends	1,849	1,815
Net operating and capital loss carryforwards	190	181
Employee benefits	789	628
Investments	1,166	530
Other	0	0
Deferred tax assets before valuation allowance	5,850	6,032
Valuation allowance	(163)	(133)
Deferred tax assets after valuation allowance	5,687	5,899
Deferred tax liabilities
Net unrealized investment gains	10,551	9,167
Deferred policy acquisition costs	4,443	4,179
Investments	0	0
Unremitted foreign earnings	380	290
Value of business acquired	715	903
Other	393	291
Deferred tax liabilities	16,482	14,830
Net deferred tax liability	$(10,795)	$(8,931)

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

	2016	2015

	(in millions)
Valuation allowance related to state and local deferred tax assets	$138	$98
Valuation allowance related to foreign operations deferred tax assets	$25	$35

The following table sets forth the federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of December 31:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015

	(in millions)
Federal net operating and capital loss carryforwards	$0	$0
State net operating and capital loss carryforwards(1)	$4,201	$3,687
Foreign operating loss carryforwards(2)	$45	$65
General business credits	$0	$0
Alternative minimum tax credits(3)	$66	$85
__________

(1)	Expires between 2017 and 2036.

(2)	$21 million expires between 2017 and 2025 and $24 million has an unlimited carryforward.

(3)	Alternative minimum tax credits do not expire.

The following table sets forth the Company’s foreign operations and unremitted earnings for which the Company provides U.S. income taxes as of December 31, 2016:

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

Korean insurance operations	Portion of post-2011 U.S. GAAP earnings
Certain operations in Germany, Taiwan, Brazil, and non-insurance operations in Japan	U.S. GAAP earnings

Unremitted foreign earnings from operations in other foreign jurisdictions are considered to be indefinitely reinvested.

During the fourth quarter of 2014, we determined that the current year operating earnings and AOCI, except realized and unrealized capital gains (losses), of our Japanese insurance operations will be treated as indefinitely reinvested. Consequently, we recognized a U.S. tax expense of $32 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2014. During the third quarter of 2015, the Company determined that the earnings from its Brazilian insurance operations would be repatriated to the U.S. Accordingly, earnings from those Brazilian insurance operations were not considered indefinitely reinvested, and the Company recognized an income tax benefit of $3 million in “Income from continuing operations before equity in earnings of operating joint ventures” during 2015. The Company made no changes with respect to its repatriation assumptions in 2016.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which U.S. deferred taxes have not been provided, as of the periods indicated. Determining the tax liability that would arise if these earnings were remitted is not practicable.

	At December 31,
	2016	2015	2014

	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment)	$4,231	$3,215	$2,396

The Company’s income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures includes income from domestic operations of $1,242 million, $4,235 million and $3,487 million, and income (loss) from foreign operations of $4,463 million, $3,534 million and $(1,728) million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2016	2015	2014

	(in millions)
Balance at January 1,	$6	$6	$11
Increases in unrecognized tax benefits—prior years	10	0	0
(Decreases) in unrecognized tax benefits—prior years	0	0	0
Increases in unrecognized tax benefits—current year	10	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	0	0	(5)
Balance at December 31,	$26	$6	$6
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$26	$6	$6

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2016	2015	2014

	(in millions)
Interest and penalties recognized in the consolidated statements of operations	$1	$0	$2

	2016	2015

	(in millions)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$5	$4

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2016:

Major Tax Jurisdiction	Open Tax Years
United States	2009-2015
Japan	Fiscal years ended March 31, 2012-2016
Korea	Fiscal years ended March 31, 2012 and 2013, the periods ended December 31, 2013-2016

The Company is participating in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed.

Certain of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2016, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of the Company’s affiliates in Japan for their tax years ended March 31, 2013 to March 31, 2015. These activities had no material impact on the Company’s 2014, 2015 or 2016 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2015, the Korean National Tax Service concluded a routine tax audit of the tax returns of Prudential of Korea for the tax years ended March 31, 2010 to March 31, 2012. These activities had no material impact on the Company’s 2014, 2015 or 2016 results.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,784	$0	$	$23,784
Obligations of U.S. states and their political subdivisions	0	9,687	5		9,692
Foreign government bonds	0	96,132	124		96,256
U.S. corporate public securities	0	81,350	261		81,611
U.S. corporate private securities(7)	0	30,434	1,354		31,788
Foreign corporate public securities	0	28,166	71		28,237
Foreign corporate private securities	0	20,393	487		20,880
Asset-backed securities(8)	0	7,591	4,344		11,935
Commercial mortgage-backed securities	0	12,690	14		12,704
Residential mortgage-backed securities	0	4,335	197		4,532
Subtotal	0	314,562	6,857		321,419
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	301	0		301
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	714	227		941
Corporate securities	0	16,992	188		17,180
Asset-backed securities(8)	0	1,086	329		1,415
Commercial mortgage-backed securities	0	2,061	1		2,062
Residential mortgage-backed securities	0	1,208	2		1,210
Equity securities	1,690	214	487		2,391
All other(3)	208	13,259	1	(11,708)	1,760
Subtotal	1,898	36,029	1,235	(11,708)	27,454
Equity securities, available-for-sale	6,033	3,450	265		9,748
Commercial mortgage and other loans	0	519	0		519
Other long-term investments	44	106	7	(8)	149
Short-term investments	5,623	1,558	1		7,182
Cash equivalents	3,885	4,421	0		8,306
Other assets	0	0	0		0
Subtotal excluding separate account assets	17,483	360,645	8,365	(11,716)	374,777
Separate account assets(4)	38,915	221,253	1,849		262,017
Total assets	$56,398	$581,898	$10,214	$(11,716)	$636,794
Future policy benefits(5)	$0	$0	$8,238	$	$8,238
Other liabilities	8	6,284	22	(5,945)	369
Notes issued by consolidated VIEs	0	0	1,839		1,839
Total liabilities	$8	$6,284	$10,099	$(5,945)	$10,446

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,517	$0	$	$18,517
Obligations of U.S. states and their political subdivisions	0	8,789	6		8,795
Foreign government bonds	0	83,590	123		83,713
U.S. corporate public securities	0	75,163	205		75,368
U.S. corporate private securities(7)	0	29,750	694		30,444
Foreign corporate public securities	0	28,510	44		28,554
Foreign corporate private securities	0	18,859	279		19,138
Asset-backed securities(8)	0	6,178	4,048		10,226
Commercial mortgage-backed securities	0	10,424	38		10,462
Residential mortgage-backed securities	0	4,923	183		5,106
Subtotal	0	284,703	5,620		290,323
Trading account assets:(2)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	288	0		288
Obligations of U.S. states and their political subdivisions	0	189	0		189
Foreign government bonds	0	697	34		731
Corporate securities	0	23,125	203		23,328
Asset-backed securities(8)	0	749	596		1,345
Commercial mortgage-backed securities	0	1,870	3		1,873
Residential mortgage-backed securities	0	1,509	4		1,513
Equity securities	1,542	221	589		2,352
All other(3)	630	14,173	5	(11,447)	3,361
Subtotal	2,172	42,821	1,434	(11,447)	34,980
Equity securities, available-for-sale	6,011	2,997	266		9,274
Commercial mortgage and other loans	0	274	0		274
Other long-term investments(6)	13	130	49	(10)	182
Short-term investments	6,776	711	0		7,487
Cash equivalents	4,834	9,374	0		14,208
Other assets	0	9	7		16
Subtotal excluding separate account assets	19,806	341,019	7,376	(11,457)	356,744
Separate account assets(4)(6)	43,076	214,838	1,995		259,909
Total assets	$62,882	$555,857	$9,371	$(11,457)	$616,653
Future policy benefits(5)	$0	$0	$8,434	$	$8,434
Other liabilities	1	5,306	2	(5,276)	33
Notes issued by consolidated VIEs	0	0	8,597		8,597
Total liabilities	$1	$5,306	$17,033	$(5,276)	$17,064
__________

(1)
“Netting” amounts represent cash collateral of $5,771 million and $6,181 million as of December 31, 2016 and 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(5)
As of December 31, 2016, the net embedded derivative liability position of $8.2 billion includes $1.2 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $8.4 billion includes $0.7 billion of embedded derivatives in an asset position and $9.1 billion of embedded derivatives in a liability position.

(6)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(7)	Excludes notes with fair value of $1,456 million and $1,039 million as of December 31, 2016 and 2015, respectively, which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(8)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2016 and 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Other Long-Term Investments—Other long-term investments include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are primarily investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. For the unconsolidated fund investments, where the Company has elected the fair value option, the fair value is primarily determined by the fund managers and is measured at NAV as a practical expedient.

Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At December 31, 2016 and 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1,579 million and $1,413 million, respectively, of which $82 million and $1,331 million had been previously classified in Level 2 and Level 3, respectively, at December 31, 2015.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Separate Account Assets—Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities.”

Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain separate account assets are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At December 31, 2016 and 2015, the fair values of Separate Account Assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $25,619 million and $25,661 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the year ended December 31, 2016, $0.1 billion were transferred from Level 1 to Level 2 and $0.0 billion were transferred from Level 2 to Level 1. During the year ended December 31, 2015, $0.2 billion were transferred from Level 1 to Level 2 and $0.2 billion were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2016
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$5	$0	$5
Foreign government bonds	0	351	351
Corporate securities(3)	1,848	513	2,361
Asset-backed securities(4)	148	4,525	4,673
Commercial mortgage-backed securities	14	1	15
Residential mortgage-backed securities	18	181	199
Equity securities	143	609	752
Other long-term investments	6	1	7
Short-term investments	1	0	1
Other assets	1	0	1
Subtotal excluding separate account assets	2,184	6,181	8,365
Separate account assets	1,179	670	1,849
Total assets	$3,363	$6,851	$10,214
Future policy benefits	$8,238	$0	$8,238
Other liabilities	22	0	22
Notes issued by consolidated VIEs	0	1,839	1,839
Total liabilities	$8,260	$1,839	$10,099

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$6	$0	$6
Foreign government bonds	0	157	157
Corporate securities(3)	1,085	340	1,425
Asset-backed securities(4)	149	4,495	4,644
Commercial mortgage-backed securities	5	36	41
Residential mortgage-backed securities	37	150	187
Equity securities	63	792	855
Other long-term investments(5)	39	10	49
Other assets	12	0	12
Subtotal excluding separate account assets	1,396	5,980	7,376
Separate account assets(5)	1,024	971	1,995
Total assets	$2,420	$6,951	$9,371
Future policy benefits	$8,434	$0	$8,434
Other liabilities	2	0	2
Notes issued by consolidated VIEs	0	8,597	8,597
Total liabilities	$8,436	$8,597	$17,033
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

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,848	Discounted cash flow	Discount rate	0.70%	—	20%	7.12%	Decrease
		Market comparables	EBITDA multiples(3)	4.0X	—	4.0X	4.0X	Increase
		Liquidation	Liquidation value	15.19%	—	98.68%	91.72%	Increase
Liabilities:
Future policy benefits(4)	$8,238	Discounted cash flow	Lapse rate(5)	0%	—	13%		Decrease
			NPR spread(6)	0.25%	—	1.50%		Decrease
			Utilization rate(7)	52%	—	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	—	14%		Decrease
			Equity volatility curve	16%	—	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,085	Discounted cash flow	Discount rate	0.93%	—	25%	7.66%	Decrease
		Market comparables	EBITDA multiples(3)	1.4X	—	5.0X	3.7X	Increase
		Liquidation	Liquidation value	15.79%	—	29.33%	17.77%	Increase
Liabilities:
Future policy benefits(4)	$8,434	Discounted cash flow	Lapse rate(5)	0%	—	14%		Decrease
			NPR spread(6)	0.06%	—	1.76%		Decrease
			Utilization rate(7)	56%	—	96%		Increase
			Withdrawal rate(8)	74%	—	100%		Increase
			Mortality rate(9)	0%	—	14%		Decrease
			Equity volatility curve	17%	—	28%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.

(4)
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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statements of Financial Position. As a result, changes in value associated with these investments are not reflected in the Company’s Consolidated Statements of Operations. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Commercial Mortgage Loans—Separate account assets include $971 million and $960 million of commercial mortgage loans as of December 31, 2016 and 2015, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.19% to 2.90% (1.37% weighted average) as of December 31, 2016, and 1.49% to 4.81% (1.79% weighted average) as of December 31, 2015. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$123	$205	$694	$44	$279
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(129)	0	(2)
Included in other comprehensive income (loss)	0	(3)	17	64	4	(9)
Net investment income	0	0	1	9	0	1
Purchases	0	0	24	144	44	106
Sales	0	0	(1)	(5)	(1)	(11)
Issuances	0	0	0	0	0	0
Settlements	(1)	0	(3)	(88)	(4)	(228)
Foreign currency translation	0	3	2	1	3	(1)
Other(1)	0	0	(13)	0	13	0
Transfers into Level 3(2)	0	1	73	775	88	550
Transfers out of Level 3(2)	0	0	(44)	(111)	(120)	(198)
Fair Value, end of period	$5	$124	$261	$1,354	$71	$487
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(109)	$0	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,048	$38	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	9	1	0
Included in other comprehensive income (loss)	(15)	(7)	(1)
Net investment income	13	1	(1)
Purchases	3,342	155	85
Sales	(377)	(34)	(33)
Issuances	0	0	0
Settlements	(643)	(3)	(54)
Foreign currency translation	17	0	18
Other(1)	159	0	0
Transfers into Level 3(2)	1,768	19	0
Transfers out of Level 3(2)	(3,977)	(156)	0
Fair Value, end of period	$4,344	$14	$197
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$596	$3	$4	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	(5)	(9)	(10)	(1)	(1)	8	1
Net investment income	1	2	2	0	0	0	0
Purchases	201	11	185	0	0	20	0
Sales	0	(3)	(49)	0	0	(65)	0
Issuances	0	0	0	0	0	0	0
Settlements	(4)	(41)	(120)	0	(2)	(108)	0
Foreign currency translation	0	0	(2)	0	0	31	0
Other(1)	0	(15)	141	(1)	1	14	(5)
Transfers into Level 3(2)	0	151	252	0	0	28	0
Transfers out of Level 3(2)	0	(111)	(666)	0	0	(30)	0
Fair Value, end of period	$227	$188	$329	$1	$2	$487	$1
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$(5)	$(10)	$(2)	$(1)	$(1)	$3	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$0	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	52	(1)	0	(30)
Other income	0	0	0	0
Included in other comprehensive income (loss)	(75)	0	0	0
Net investment income	0	(1)	0	0
Purchases	99	1	1	23
Sales	(79)	0	0	0
Issuances	0	0	0	0
Settlements	(13)	0	0	0
Foreign currency translation	13	0	0	0
Other(1)	0	(33)	0	0
Transfers into Level 3(2)	9	0	0	0
Transfers out of Level 3(2)	(7)	(8)	0	0
Fair Value, end of period	$265	$7	$1	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(30)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	1,252	(8)	(23)
Other income	0	0	0	(14)
Interest credited to policyholders’ account balances	22	0	0	0
Net investment income	17	0	0	0
Purchases	555	0	0	0
Sales	(141)	0	0	0
Issuances	0	(1,056)	0	(2,187)
Settlements	(485)	0	(6)	697
Foreign currency translation	0	0	0	0
Other(1)	0	0	(6)	8,285
Transfers into Level 3(2)	344	0	0	0
Transfers out of Level 3(2)	(459)	0	0	0
Fair Value, end of period	$1,849	$(8,238)	$(22)	$(1,839)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$1,046	$(9)	$(23)
Other income	$0	$0	$0	$(14)
Interest credited to policyholders’ account balances	$3	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$6	$2	$357	$523	$252	$171
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(14)	0	(81)
Included in other comprehensive income (loss)	0	(3)	1	(27)	6	27
Net investment income(6)	0	0	1	12	0	4
Purchases	15	20	33	182	33	108
Sales	(1)	0	(1)	(43)	(51)	0
Issuances	0	0	0	0	0	0
Settlements(6)	0	0	(26)	(110)	(32)	(90)
Foreign currency translation	0	(4)	(3)	0	(5)	0
Other(1)	0	0	0	(3)	0	0
Transfers into Level 3(2)	0	129	23	209	0	140
Transfers out of Level 3(2)	(14)	(21)	(180)	(35)	(159)	0
Fair Value, end of period	$6	$123	$205	$694	$44	$279
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(19)	$0	$(68)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(7)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$21	$124	$393	$5	$7	$663	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(28)	(7)	0	0	(15)	(1)
Net investment income	0	1	1	0	0	0	0
Purchases	16	124	325	27	0	28	0
Sales	0	(15)	(16)	(3)	0	(26)	(1)
Issuances	0	0	0	0	0	0	0
Settlements	(3)	(39)	(11)	(2)	(2)	(40)	0
Foreign currency translation	0	0	0	0	0	(13)	0
Other(1)	0	0	0	0	0	(8)	0
Transfers into Level 3(2)	0	77	272	1	0	0	0
Transfers out of Level 3(2)	0	(41)	(361)	(25)	(1)	0	0
Fair Value, end of period	$34	$203	$596	$3	$4	$589	$5
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$9	$(7)	$0	$0	$6	$(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Equity Securities Available- For-Sale	Other Long-term Investments(5)	Other Assets
	(in millions)
Fair Value, beginning of period	$275	$13	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	15	21	0
Other income	0	0	0
Included in other comprehensive income (loss)	1	0	0
Net investment income	0	(1)	0
Purchases	31	19	0
Sales	(48)	(2)	0
Issuances	0	0	5
Settlements	(3)	0	0
Foreign currency translation	(7)	0	0
Other(1)	0	0	0
Transfers into Level 3(2)	2	0	0
Transfers out of Level 3(2)	0	(1)	0
Fair Value, end of period	$266	$49	$7
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$(3)	$19	$2
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Separate Account Assets(4)(5)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,738	$(8,182)	$(5)	$(6,033)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	717	1	287
Other income	0	0	0	146
Interest credited to policyholders’ account balances	(38)	0	0	0
Net investment income	24	0	0	0
Purchases	1,060	0	0	0
Sales	(175)	0	0	0
Issuances	0	(969)	0	(2,997)
Settlements	(140)	0	2	0
Foreign currency translation	(5)	0	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	51	0	0	0
Transfers out of Level 3(2)	(520)	0	0	0
Fair Value, end of period	$1,995	$(8,434)	$(2)	$(8,597)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$485	$1	$287
Other income	$0	$0	$0	$146
Interest credited to policyholders’ account balances	$318	$0	$0	$0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and other comprehensive income for the year ended December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2014.

	Year Ended December 31, 2014
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset- Backed(7)	Commercial Mortgage- Backed
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$9	$(8)	$19	$17	$4
Included in other comprehensive income (loss)	$11	$2	$52	$(20)	$24	$(1)
Net investment income	$(1)	$8	$1	$(18)	$17	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(20)	$0	$0	$2	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014
	Trading Account Assets
	Corporate	Asset- Backed(7)	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$1	$0
Other income	$(7)	$0	$0	$13	$1
Net investment income	$0	$1	$0	$0	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$1	$0
Other income	$6	$0	$1	$16	$1

	Year Ended December 31, 2014
	Equity Securities Available- For-Sale	Other Long-term Investments(5)
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$8	$(1)
Included in other comprehensive income (loss)	$9	$0
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$(2)	$(1)

	Year Ended December 31, 2014
	Separate Account Assets(4)(5)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$(6,831)	$2	$201
Interest credited to policyholders’ account balances	$(11)	$0	$0	$0
Net investment income	$24	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(6,853)	$2	$201
Interest credited to policyholders’ account balances	$(8)	$0	$0	$0
__________

(1)
Other as of December 31, 2016 primarily represents deconsolidations of certain previously consolidated collateralized loan obligations. Other as of December 31, 2015 primarily represents reclassifications of certain assets between reporting categories.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

(5)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(6)	Amounts for the year ended December 31, 2015, have been revised to correct the previously reported amounts.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$55	$9,269	$6		$9,330
Currency	0	375	0		375
Credit	0	1	0		1
Currency/Interest Rate	0	3,174	0		3,174
Equity	0	203	0		203
Commodity	0	0	0		0
Netting(1)				(11,716)	(11,716)
Total derivative assets	$55	$13,022	$6	$(11,716)	$1,367
Derivative liabilities:
Interest Rate	$1	$4,515	$2		$4,518
Currency	0	893	0		893
Credit	0	25	0		25
Currency/Interest Rate	0	365	0		365
Equity	6	483	0		489
Commodity	0	0	0		0
Netting(1)				(5,945)	(5,945)
Total derivative liabilities	$7	$6,281	$2	$(5,945)	$345

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$11	$10,561	$7		$10,579
Currency	0	318	0		318
Credit	0	3	0		3
Currency/Interest Rate	0	2,995	0		2,995
Equity	4	254	32		290
Commodity	0	0	0		0
Netting(1)				(11,457)	(11,457)
Total derivative assets	$15	$14,131	$39	$(11,457)	$2,728
Derivative liabilities:
Interest Rate	$3	$4,573	$2		$4,578
Currency	0	114	0		114
Credit	0	53	0		53
Currency/Interest Rate	0	244	0		244
Equity	0	327	0		327
Commodity	0	0	0		0
Netting(1)				(5,276)	(5,276)
Total derivative liabilities	$3	$5,311	$2	$(5,276)	$40
 __________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2016, as well as the portion of gains or losses included in income for the year ended December 31, 2016, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2016.

	Year Ended December 31, 2016
	Derivative Assets– Equity	Derivative Assets– Interest Rate

	(in millions)
Fair Value, beginning of period	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other(1)	(32)	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$0	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Derivative Assets– Equity	Derivative Assets– Interest Rate

	(in millions)
Fair Value, beginning of period	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	20	2
Other income	0	0
Purchases	9	0
Sales	(2)	0
Issuances	0	0
Settlements	0	0
Other	0	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	(1)	0
Fair Value, end of period	$32	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$20	$2
Other income	$0	$0

	Year Ended December 31, 2014
	Derivative Assets– Equity	Derivative Assets– Interest Rate

	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$1	$0
Other income	$0	$0
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$1	$0
Other income	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The estimated fair values were classified as Level 3 in the valuation hierarchy.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Commercial mortgage loans(1):
Carrying value as of period end	$47	$0	$0
Realized investment gains (losses) net	$(5)	$0	$0
Mortgage servicing rights(2):
Carrying value as of period end	$84	$90	$89
Realized investment gains (losses) net	$(1)	$(7)	$7
Cost method investments(3):
Carrying value as of period end	$284	$239	$102
Realized investment gains (losses) net	$(85)	$(123)	$(21)
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

(2)
Mortgage servicing rights are revalued based on internal models which utilize inputs. The fair value for mortgage servicing rights is determined using a discounted cash flow model incorporating assumptions for servicing revenues, adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses.

(3)
For cost method impairments, the methodologies utilized are primarily discounted cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses.

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

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0
Other changes in fair value	0	0	0
Other long-term investments:
Changes in fair value	58	2	54
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$37	$(434)	$(201)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $10 million, $11 million and $11 million of interest income, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $519 million and $508 million, respectively, as of December 31, 2016, and $274 million and $270 million, respectively, as December 31, 2015. As of December 31, 2016, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,556 million and $1,322 million as of December 31, 2016 and 2015, respectively.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $1,839 million and $1,886 million, respectively, as of December 31, 2016, and $8,597 million and $9,186 million, respectively, as of December 31, 2015. Interest expense recorded for these liabilities was $120 million, $351 million and $200 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,526	$998	$2,524	$2,144
Trading account assets	0	150	0	150	150
Commercial mortgage and other loans	0	139	53,625	53,764	52,260
Policy loans	1	0	11,754	11,755	11,755
Short-term investments	0	326	0	326	326
Cash and cash equivalents	4,945	876	0	5,821	5,821
Accrued investment income	0	3,204	0	3,204	3,204
Other assets	54	1,976	658	2,688	2,688
Total assets	$5,000	$8,197	$67,035	$80,232	$78,348
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,653	$58,392	$100,045	$99,719
Securities sold under agreements to repurchase	0	7,606	0	7,606	7,606
Cash collateral for loaned securities	0	4,333	0	4,333	4,333
Short-term debt	0	1,077	73	1,150	1,133
Long-term debt(4)	1,267	15,705	2,957	19,929	18,041
Other liabilities	0	6,540	696	7,236	7,236
Separate account liabilities—investment contracts	0	71,010	27,578	98,588	98,588
Total liabilities	$1,267	$147,924	$89,696	$238,887	$236,656

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,543	$1,081	$2,624	$2,308
Commercial mortgage and other loans	0	533	51,046	51,579	50,285
Policy loans	0	0	11,657	11,657	11,657
Short-term investments	0	617	1	618	618
Cash and cash equivalents	2,832	572	0	3,404	3,404
Accrued investment income	0	3,110	0	3,110	3,110
Other assets	136	2,334	652	3,122	3,122
Total assets	$2,968	$8,709	$64,437	$76,114	$74,504
Liabilities:
Policyholders’ account balances—investment contracts	$0	$39,314	$54,957	$94,271	$93,937
Securities sold under agreements to repurchase	0	7,882	0	7,882	7,882
Cash collateral for loaned securities	0	3,496	0	3,496	3,496
Short-term debt	0	1,221	0	1,221	1,216
Long-term debt(4)(5)	1,328	16,540	3,433	21,301	19,594
Other liabilities	0	5,344	695	6,039	6,039
Separate account liabilities—investment contracts	0	69,978	32,267	102,245	102,245
Total liabilities	$1,328	$143,775	$91,352	$236,455	$234,409
__________

(1)
Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At December 31, 2016 and 2015, the fair values of these cost method investments were $1,514 million and $1,653 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying value of these investments were $1,478 million and $1,563 million as of December 31, 2016 and 2015, respectively.

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

(3)
As of December 31, 2016, excludes notes with both fair value and carrying amount of $4,403 million. As of December 31, 2015, excludes notes with fair value and carrying amount of $4,081 million and $3,850 million, respectively. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of December 31, 2016, includes notes with both fair value and carrying amount of $5,859 million. As of December 31, 2015, includes notes with fair value and carrying amount of $5,120 million and $4,889 million, respectively. These amounts have been offset with the associated receivables under a netting agreement.

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

Commercial Mortgage and Other Loans

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. Due to the short-term nature of these transactions, the carrying value approximates fair value.

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

Other Liabilities

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Synthetic Guarantees. The Company sells synthetic Guaranteed Investment Contracts (“GICs”), through both full service and investment-only sales channels, to investment vehicles primarily used by qualified defined contribution pension plans. The synthetic GICs are issued in respect of assets that are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts establish participant balances and credit interest thereon. The participant balances are supported by the underlying assets. In connection with certain participant-initiated withdrawals, the contract guarantees that after all underlying assets are liquidated, any remaining participant balances will be paid by the Company. Under U.S. GAAP, these contracts are accounted for as derivatives and recorded at fair value.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and NPR. This netting impact results in total derivative assets of $1,367 million and $2,728 million as of December 31, 2016 and 2015, respectively, and total derivative liabilities of $345 million and $40 million as of December 31, 2016 and 2015, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2016			December 31, 2015
Primary Underlying/ Instrument Type		Gross Fair Value			Gross Fair Value
	Notional(1)	Assets	Liabilities	Notional(1)	Assets	Liabilities

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,117	$17	$(111)	$1,431	$20	$(148)
Foreign Currency
Foreign Currency Forwards	167	3	(1)	323	7	(1)
Currency/Interest Rate
Foreign Currency Swaps	14,737	1,956	(54)	12,739	1,592	(5)
Total Qualifying Hedges	$16,021	$1,976	$(166)	$14,493	$1,619	$(154)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$162,131	$8,969	$(4,274)	$173,091	$10,161	$(4,232)
Interest Rate Futures	31,183	55	(1)	28,209	11	(3)
Interest Rate Options	13,290	289	(132)	40,056	387	(196)
Interest Rate Forwards	321	0	(1)	86	0	0
Foreign Currency
Foreign Currency Forwards	21,042	372	(892)	17,400	311	(113)
Foreign Currency Options	93	0	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,336	1,218	(311)	11,607	1,404	(238)
Credit
Credit Default Swaps	918	1	(25)	1,839	3	(53)
Equity
Equity Futures	1,371	0	(5)	249	2	0
Equity Options	12,020	102	(93)	48,958	159	(118)
Total Return Swaps	18,167	101	(390)	18,804	128	(209)
Commodity
Commodity Futures	1	0	0	80	0	0
Synthetic GICs	77,197	5	0	72,585	7	0
Total Non-Qualifying Derivatives(2)	$350,070	$11,112	$(6,124)	$413,057	$12,573	$(5,162)
Total Derivatives(3)	$366,091	$13,088	$(6,290)	$427,550	$14,192	$(5,316)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

 __________

(1)	Notional amounts are presented on a gross basis and include derivatives used to offset existing positions.

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

(3)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,252 million and $8,408 million as of December 31, 2016, and 2015, respectively, primarily included in “Future policy benefits.”

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

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,987	$(11,716)	$1,271	$(399)	$872
Securities purchased under agreement to resell	1,016	0	1,016	(1,016)	0
Total Assets	$14,003	$(11,716)	$2,287	$(1,415)	$872
Offsetting of Financial Liabilities:
Derivatives(1)	$6,281	$(5,945)	$336	$(299)	$37
Securities sold under agreement to repurchase	7,606	0	7,606	(7,606)	0
Total Liabilities	$13,887	$(5,945)	$7,942	$(7,905)	$37

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,028	$(11,457)	$2,571	$(1,296)	$1,275
Securities purchased under agreement to resell	776	0	776	(776)	0
Total Assets	$14,804	$(11,457)	$3,347	$(2,072)	$1,275
Offsetting of Financial Liabilities:
Derivatives(1)	$5,310	$(5,276)	$34	$(14)	$20
Securities sold under agreement to repurchase	7,882	0	7,882	(7,882)	0
Total Liabilities	$13,192	$(5,276)	$7,916	$(7,896)	$20
 __________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

Cash Flow, Fair Value and Net Investment Hedges

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$26	$(31)	$0	$0	$0	$0
Currency	21	(1)	0	0	0	0
Total fair value hedges	47	(32)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(5)	0	(1)
Currency/Interest Rate	0	123	269	0	0	152
Total cash flow hedges	0	123	269	(5)	0	151
Net investment hedges
Currency(2)	5	0	0	0	0	(5)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	5	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,564	0	0	0	0	0
Currency	463	0	1	0	0	0
Currency/Interest Rate	10	0	3	0	0	0
Credit	32	0	0	0	0	0
Equity	(2,171)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	1,260	0	0	0	0	0
Total non-qualifying hedges	1,157	0	4	0	0	0
Total	$1,209	$91	$273	$(5)	$0	$146

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$29	$(44)	$0	$0	$0	$0
Currency	18	(1)	0	0	0	0
Total fair value hedges	47	(45)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(7)	0	2
Currency/Interest Rate	0	75	146	0	0	957
Total cash flow hedges	0	75	146	(7)	0	959
Net investment hedges
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	31
Total net investment hedges	0	0	0	0	0	40
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,394	0	0	0	0	0
Currency	(124)	0	(2)	0	0	0
Currency/Interest Rate	563	0	7	0	0	0
Credit	(5)	0	0	0	0	0
Equity	(591)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	724	0	0	0	0	0
Total non-qualifying hedges	1,961	0	5	0	0	0
Total	$2,008	$30	$151	$(7)	$0	$999

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(4)	$(57)	$0	$0	$2	$0
Currency	(9)	(1)	0	0	0	0
Total fair value hedges	(13)	(58)	0	0	2	0
Cash flow hedges
Interest Rate	0	0	0	(22)	0	38
Currency/Interest Rate	0	7	67	0	0	614
Total cash flow hedges	0	7	67	(22)	0	652
Net investment hedges
Currency	0	0	0	0	0	17
Currency/Interest Rate	0	0	0	0	0	128
Total net investment hedges	0	0	0	0	0	145
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,623	0	0	0	0	0
Currency	(562)	0	0	0	0	0
Currency/Interest Rate	1,124	0	5	0	0	0
Credit	(22)	0	0	0	0	0
Equity	(1,605)	0	0	0	0	0
Commodity	1	0	0	0	0	0
Embedded Derivatives	(6,734)	0	0	0	0	0
Total non-qualifying hedges	(175)	0	5	0	0	0
Total	$(188)	$(51)	$72	$(22)	$2	$797
 __________

(1)	Amounts deferred in AOCI.

(2)	Relates to the sale of equity method investments.

For the year ended December 31, 2016, the ineffective portion of derivatives accounted for using hedge accounting was $5.6 million and for the years ended December 31, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(in millions)
Balance, December 31, 2013	$(446)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	706
Amount reclassified into current period earnings	(54)
Balance, December 31, 2014	206
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	1,199
Amount reclassified into current period earnings	(240)
Balance, December 31, 2015	1,165
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	602
Amount reclassified into current period earnings	(451)
Balance, December 31, 2016	$1,316

Using December 31, 2016 values, it is estimated that a pre-tax gain of approximately $161 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2017, offset by amounts pertaining to the hedged items. As of December 31, 2016, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $536 million in 2016, $541 million in 2015 and $501 million in 2014, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $112 million and $106 million as of December 31, 2016 and 2015, respectively. These credit derivatives are reported at fair value as an asset of less than $1 million and a liability of $3 million, as of December 31, 2016 and 2015, respectively. As of December 31, 2016, these credit derivatives’ notionals had the following NAIC ratings: $48 million in NAIC 1, $48 million in NAIC 2, $5 million in NAIC 3, $1 million in NAIC 4, $6 million in NAIC 5 and $4 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $50 million and $701 million, reported at fair value as a liability of less than $1 million and $24 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, these credit derivatives’ notionals of $50 million had a NAIC rating of 1. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 4 years, while the credit protection on the index references have maturities of less than 31 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance.

The Company also entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative is $500 million and the fair value as of December 31, 2016 and 2015, was a liability of $17 million and $15 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2016 and 2015, the Company had $256 million and $532 million of outstanding notional amounts, respectively, reported at fair value as a liability of $8 million for both years.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Certain of the Company’s derivative agreements with some of its counterparties contain credit-rating related triggers. If the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative or demand immediate full collateralization on derivative instruments in net liability positions. As of December 31, 2016, there were no net liability derivative positions with counterparties with credit-risk-related contingent features. As such, the Company has not posted any collateral related to these positions and the Company would not be required to post any additional collateral to the counterparties if the credit-risk-related contingent features underlying these agreements had been triggered as of December 31, 2016.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Corporate and Other. Corporate and Other includes corporate items and initiatives that are not allocated to business segments, and divested businesses. Corporate operations consist primarily of: (1) capital that is not deployed in any business segments; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) the Company’s qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) the Company’s Capital Protection Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Insurance segment; (10) the impact of intercompany arrangements with our Retirement and Asset Management segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As discussed in Note 1, during 2016, the Company recorded out of period adjustments resulting in an aggregate net decrease of $134 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2016. These adjustments resulted in a decrease in pre-tax adjusted operating income of $114 million for the year ended December 31, 2016, principally consisting of a net decrease of $153 million for the Individual Life Insurance segment.

In addition, as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, during 2014, the Company recorded out of period adjustments resulting in an aggregate net decrease of $193 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures.” Subsequent to 2014, the Company identified and recorded additional out of period adjustments of $41 million related to 2014, primarily reflecting a benefit from the release of reserves related to certain variable annuities products with optional living benefit guarantees, net of a related decrease in DAC, offset by the increase in reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. The impact of these items resulted in a decrease in pre-tax adjusted operating income of $155 million for the year ended December 31, 2014, principally consisting of a net decrease of $77 million for the Group Insurance segment and $72 million for the International Insurance segment.

Realized investment gains (losses), net, and related charges and adjustments

Realized investment gains (losses), net

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains (losses) from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains (losses) from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, adjusted operating income generally excludes realized investment gains and losses from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2016	2015	2014

	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$39	$284	$293
Current period yield adjustments	$466	$475	$476
Principal source of earnings	$74	$123	$100
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $49 million, $55 million and $105 million for the years ended 2016, 2015 and 2014, respectively. As of December 31, 2016, there was a $169 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $158 million, $158 million and $168 million for the years ended 2016, 2015 and 2014, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 21 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2016	2015	2014

	(in millions)
Net gains (losses) from:
Other trading account assets	$(95)	$(94)	$(21)
Foreign currency exchange movements	$(154)	$69	$(3,023)
Other activities	$(18)	$9	$13

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

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The amount in the table above for the year ended 2014 was largely driven by non-yen denominated insurance liabilities in the Company’s Japanese insurance operations. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains (losses) on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI under U.S. GAAP, while the non-yen denominated liabilities are re-measured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As discussed in Note 1, the Class B Repurchase on January 2, 2015 resulted in the elimination of the separate reporting of the Company’s former Financial Services Businesses and Closed Block Business. As a result of the Class B Repurchase, for the years ended December 31, 2016 and 2015, the Closed Block division, which is comprised of the Closed Block segment, has been accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 12 for further information on the Closed Block. For the reporting period ending December 31, 2014, the Closed Block segment was reported as the Closed Block Business and was analyzed using U.S. GAAP rather than adjusted operating income. Both the current reporting of the Closed Block division and the historic reporting of the Closed Block Business exclude its results from adjusted operating income.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2016	2015	2014

	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$1,765	$1,797	$1,467
Retirement	1,012	931	1,215
Asset Management	787	779	785
Total U.S. Retirement Solutions and Investment Management division	3,564	3,507	3,467
Individual Life	79	635	498
Group Insurance	220	176	23
Total U.S. Individual Life and Group Insurance division	299	811	521
International Insurance	3,117	3,226	3,252
Total International Insurance division	3,117	3,226	3,252
Corporate and Other operations	(1,581)	(1,313)	(1,348)
Total Corporate and Other	(1,581)	(1,313)	(1,348)
Total segment adjusted operating income before income taxes	5,399	6,231	5,892
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	989	2,258	(3,588)
Charges related to realized investment gains (losses), net	(466)	(679)	(542)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	(524)	339
Change in experience-rated contractholder liabilities due to asset value changes	21	433	(294)
Divested businesses:
Closed Block division(1)	(132)	58	0
Other divested businesses	(84)	(66)	167
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(5)	58	44
Subtotal(2)	5,705	7,769	2,018
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business(3)	0	0	(259)
Consolidated income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	$5,705	$7,769	$1,759
 __________

(1)
As a result of the Class B Repurchase, for the years ended December 31, 2016 and 2015, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

(2)
Amounts for the year ended December 31, 2014 represent “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” of the Company’s former Financial Services Businesses, reflecting the existence of two classes of common stock and the separate reporting of the Financial Services Businesses and the Closed Block Business for each period.

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

Reconciliation of select financial information

The tables below present certain financial information for the Company’s reportable segments:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
	2016	2015(1)

	(in millions)
Total Assets:
Individual Annuities	$170,861	$169,447
Retirement	173,509	171,183
Asset Management	49,255	54,491
Total U.S. Retirement Solutions and Investment Management division	393,625	395,121
Individual Life	77,524	71,856
Group Insurance	40,642	39,344
Total U.S. Individual Life and Group Insurance division	118,166	111,200
International Insurance	197,119	175,153
Total International Insurance division	197,119	175,153
Corporate and Other operations	13,001	13,654
Total Corporate and Other	13,001	13,654
Closed Block	62,051	62,127
Total Closed Block division	62,051	62,127
Total per Consolidated Statements of Financial Position	$783,962	$757,255
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,666	$698	$306	$362	$0	$71	$484
Retirement	12,876	4,263	9,328	1,473	0	19	33
Asset Management	2,961	80	0	0	0	15	15
Total U.S. Retirement Solutions and Investment Management division	20,503	5,041	9,634	1,835	0	105	532
Individual Life	5,355	1,822	2,750	680	35	583	115
Group Insurance	5,343	608	4,032	263	0	5	6
Total U.S. Individual Life and Group Insurance division	10,698	2,430	6,782	943	35	588	121
International Insurance	21,009	4,759	13,183	920	49	8	1,068
Total International Insurance division	21,009	4,759	13,183	920	49	8	1,068
Corporate and Other operations	(636)	465	26	0	0	614	(49)
Total Corporate and Other	(636)	465	26	0	0	614	(49)
Total	51,574	12,695	29,625	3,698	84	1,315	1,672
Reconciling items:
Realized investment gains (losses), net, and related adjustments	989	(31)	0	0	0	0	0
Charges related to realized investment gains (losses), net	19	0	131	(50)	0	0	168
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(21)	0	0	0
Divested businesses:
Closed Block division(1)	5,669	2,578	3,282	134	1,941	2	37
Other divested businesses	602	278	594	0	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(57)	0	0	0	0	0	0
Total per Consolidated Statements of Operations	$58,779	$15,520	$33,632	$3,761	$2,025	$1,320	$1,877
 __________

(1)
As a result of the Class B Repurchase, for the year ended December 31, 2016, the Closed Block, along with certain related assets and liabilities, comprises the Closed Block division, which is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Notes to Consolidated Financial Statements—(Continued)

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

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2016	2015	2014

	(in millions)
Domestic operations	$36,079	$36,151	$35,793
Foreign operations, total	$22,700	$20,968	$18,312
Foreign operations, Japan	$19,768	$18,177	$15,461
Foreign operations, Korea	$1,439	$1,462	$1,484

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2016	2015	2014

	(in millions)
Asset Management segment intersegment revenues	$682	$682	$645

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

23.	COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Leases

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2016, 2015 and 2014 was $252 million, $232 million and $225 million, respectively.

The following table presents, at December 31, 2016, the Company’s future minimum lease payments under non-cancelable operating and capital leases along with associated sub-lease income:

	Operating and Capital Leases(1)	Sub-lease Income

	(in millions)
2017	$150	$(1)
2018	129	0
2019	106	0
2020	80	0
2021	68	0
2022 and thereafter	185	0
Total	$718	$(1)
__________

(1)	Future minimum lease payments under capital leases were $24 million as of December 31, 2016.

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating and capital leases amounts listed above, $2 million has been accrued as of December 31, 2016. There were no accruals of sub-lease income as of December 31, 2016.

Commercial Mortgage Loan Commitments

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
	2016	2015

	(in millions)
Total outstanding mortgage loan commitments	$1,984	$2,272
Portion of commitment where prearrangement to sell to investor exists	$454	$721

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	As of December 31,
	2016	2015

	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$6,002	$3,787
Expected to be funded from separate accounts	$374	$92
__________

(1)
Includes a remaining commitment of $121 million and $152 million at December 31, 2016 and 2015, respectively, related to the Company’s agreement to co-invest with the Fosun Group in a private equity fund, managed by the Fosun Group, for the Chinese marketplace.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Indemnification of Securities Lending Transactions

	As of December 31,
	2016	2015

	(in millions)
Indemnification provided to mutual fund, trust fund, and insurance company separate account clients for securities lending	$5,352	$15,084
Fair value of related collateral associated with above indemnifications	$5,465	$15,508
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
	2016	2015

	(in millions)
Guaranteed value of third parties’ assets	$77,197	$72,585
Fair value of collateral supporting these assets	$77,760	$73,634
Asset associated with guarantee, carried at fair value	$5	$7

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Company’s balance sheet.

Indemnification of Serviced Mortgage Loans

	As of December 31,
	2016	2015

	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,371	$1,200
First-loss exposure portion of above	$416	$371
Accrued liability associated with guarantees	$13	$14

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, size and remaining life of the asset. The Company services $11,445 million and $9,833 million of mortgages subject to these loss-sharing arrangements as of December 31, 2016 and 2015, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2016, these mortgages had a weighted-average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. As of December 31, 2015, these mortgages had a weighted-average debt service coverage ratio of 1.96 times and a weighted-average loan-to-value ratio of 61%. The Company’s total share of losses related to indemnifications that were settled was $0 million, $1 million, and $1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Other Guarantees

	As of December 31,
	2016	2015

	(in millions)
Other guarantees where amount can be determined	$58	$324
Accrued liability for other guarantees and indemnifications	$3	$4

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $51 million and $317 million as of December 31, 2016 and 2015, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Assets and liabilities held for insolvency assessments were as follows:

	As of December 31,
	2016	2015

	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$78	$79
Premium tax offsets currently available for paid assessments	6	6
Total	$84	$85
Other liabilities:
Insolvency assessments	$52	$39

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Individual Annuities, Individual Life and Group Insurance

Wells Fargo MyTerm Sales

In December 2016, the Company announced that it suspended sales of its MyTerm life insurance product through Wells Fargo pending completion of a Company-initiated review of how the product was being sold through Wells Fargo. The Company has offered to reimburse the full amount of premium with interest, to any Wells Fargo customers with concerns about the way in which the product was purchased. Wells Fargo distributed the product from June 2014 until sales were suspended, and total annualized new business premiums associated with sales through Wells Fargo were approximately $4 million.

The Company has received inquiries, requests for information, a subpoena and a civil investigative demand related to this matter from state and federal regulators, including its lead state insurance regulator NJDOBI, state attorneys general and federal legislators, and the Company is responding to these requests. The Company has also received a shareholder demand for certain books and records under New Jersey law. Litigation related to this matter is described below. The Company may become subject to additional regulatory inquiries and other investigations and actions, shareholder demands and litigation related to this matter. The Company has provided notice to Wells Fargo that it may seek indemnification under the MyTerm distribution agreement between the parties.

Broderick v. The Prudential Insurance Company of America, et al.

In December 2016, a complaint entitled Julie Han Broderick, Darron Smith and Thomas Schreck v. The Prudential Insurance Company of America, et al., was filed in the Superior Court of New Jersey, Law Division - Essex County. The complaint: (i) alleges that Defendants terminated Plaintiffs’ employment for engaging in whistleblowing conduct involving the sale of MyTerm policies through Wells Fargo and violated New Jersey’s Conscientious Employee Protection Act; and (ii) seeks back and front pay, compensatory and punitive damages and attorneys’ fees and costs. In January 2017, Defendants filed an Answer to the Complaint.

Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, et al.

In December 2016, a putative class action complaint entitled Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, and Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint: (i) alleges that Defendants conspired with Wells Fargo to sell a life insurance product to Wells Fargo customers without their knowledge or consent and violated federal law (Racketeer Influenced and Corrupt Organizations Act (“RICO”)) and New Jersey law (Consumer Fraud Act); and (ii) seeks injunctive relief, compensatory damages, exemplary and statutory penalties, treble damages, interest and attorneys’ fees and costs. In January 2017, plaintiff filed an amended complaint in the United States District Court for the District of New Jersey, alleging the same claims contained in the Complaint.

Escheatment Litigation

State of West Virginia ex. Rel. John D. Perdue v. Prudential Insurance Company of America

In September 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit against Prudential Insurance in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied Prudential Insurance’s rehearing petition. In November 2015, Prudential Insurance filed its answer.

State of West Virginia ex. Rel. John D. Perdue v. Pruco Life

In October 2012, the State of West Virginia commenced a second action against Pruco Life making the same allegations stated in the action against Prudential Insurance. In April 2013, Pruco Life filed motions to dismiss the complaints in both of the West Virginia actions. In December 2013, the Court granted Pruco Life’s motions and dismissed the complaints with prejudice. In January 2014, the State of West Virginia appealed the decisions. In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied Pruco Life’s rehearing petition. In November 2015, Pruco Life filed its answer.

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

Huffman v. The Prudential Insurance Company of America

In September 2010, Huffman v. The Prudential Insurance Company of America, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by the Employee Retirement Income Security Act (“ERISA”)-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, Prudential Insurance’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the Court stayed the case pending the outcome of a case involving another insurer that is before the Third Circuit Court of Appeals. In August 2014, the Court lifted the stay, and in September 2014, Plaintiffs filed a motion seeking leave to amend the complaint. In July 2015, the Court granted plaintiffs’ motion to file an amended complaint. Plaintiffs’ Amended Complaint added two new class representatives, a new common law breach of fiduciary duty claim, and a prohibited transactions claim under Section 406(a)(1)(C) of ERISA. In August 2015, Prudential Insurance filed its answer to the First Amended Complaint. In February 2016, Plaintiffs filed a class certification motion. In September 2016, Plaintiffs’ motion for class certification was denied, and in October 2016, Plaintiffs filed a motion for reconsideration. In December 2016, the motion for reconsideration was denied.

Other Matters
Securities Lending Matter

In 2016, the Company self-reported to the SEC, and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefiting the Company that limited the availability of loanable securities for certain separate account investments. The Company has removed the restriction and substantially implemented a remediation plan for the benefit of customers. The Company intends to complete the remediation process. The remediation plan remains subject to regulatory review and the Company is cooperating with regulators in their review of this matter.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Wood II, et al. v. PRIAC

In December 2015, a putative class action complaint entitled, Leonard D. Wood II on behalf of the KeHe Distributors, Inc. 401(k) Retirement Saving Non-Union Plan and Maya Shaw on behalf of the Exco Resources, Inc. 401(k) Plan and all other similarly situated ERISA-covered employee pension benefit plans v. PRIAC was filed in the United States District Court, District of Connecticut. The complaint: (i) seeks certification of a class of all ERISA-covered employee pension benefit plans whose plan assets were invested in group annuity contract stable value funds within six years prior to, on, or after December 3, 2015; and (ii) alleges that PRIAC breached its fiduciary obligations and accepted excessive compensation by crediting rates on the stable value accounts that are less than PRIAC's internal rate of return on those plan assets without disclosing this spread to the plans. In February 2016, PRIAC filed a motion to dismiss the complaint. In September 2016, the Court issued a decision: (i) denying PRIAC’s motion to dismiss the claim alleging that it is a fiduciary under ERISA; and (ii) granting PRIAC’s motion to dismiss the claim alleging non-fiduciary liability. In October 2016, PRIAC filed its Answer. In January 2017, Plaintiffs filed a motion for class certification. In February 2017, the court granted the unopposed motion of plaintiff Wood on behalf of the KeHe plan to dismiss the case as to the KeHe plan without prejudice.

Muir v. PRIAC, et al.

In February 2016, a putative class action complaint entitled Randall C. Muir, on behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and All Other Similarly Situated Plans v. PRIAC, Prudential Bank & Trust, FSB, and Prudential Investment Management Services, LLC, was filed in the United States District Court, District of Connecticut. The complaint: (i) seeks certification of a class of all ERISA-covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (ii) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less than PRIAC’s internal rate of return. In April 2016, Plaintiff filed an unopposed motion to consolidate this lawsuit with the Rosen lawsuit. In May 2016, the Court granted the unopposed motion to consolidate the Muir and Rosen lawsuits. The Muir case has been removed from the Court’s docket. In November 2016, Plaintiff filed a Notice of Voluntary Dismissal without Prejudice.

Rosen v. PRIAC, et al.

In December 2015, a putative class action complaint entitled Richard A. Rosen, on behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and On behalf of All Other Similarly Situated Employee Benefit Plans v. PRIAC, Prudential Bank & Trust, FSB and Prudential Investment Management Services, LLC was filed in the United States District Court, District of Connecticut. The complaint: (i) seeks certification of a class of all ERISA-covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (ii) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less than PRIAC’s internal rate of return. In April 2016, Plaintiff filed an amended complaint: (i) removing Prudential Investment Management Services, LLC, as a defendant; (ii) withdrawing all claims concerning Stable Value Accounts; and (iii) adding as defendants the employer/sponsor of Plaintiff’s retirement plan (Ferguson Enterprises, Inc.), and the investment advisor for Plaintiff’s retirement plan (Capital Partners, LLC d/b/a Captrust Financial Advisors). In May 2016, the Muir v. PRIAC complaint was consolidated with this lawsuit. In June 2016, PRIAC, along with the other named defendants, filed motions to dismiss the amended complaint. In December 2016, the court granted defendants’ motions to dismiss with prejudice. In January 2017, Plaintiffs filed a Notice of Appeal to the Second Circuit.

North Valley GI Medical Group v. Prudential Investments LLC

In October 2015, an action was filed in the U.S. District Court for the District of Maryland bearing the caption North Valley GI Medical Group, et al. v. Prudential Investments LLC. This complaint is brought by shareholders in six different mutual funds, and alleges that Prudential Investments breached its fiduciary duty by receiving excessive investment advisory fees from each of the funds. The complaint seeks injunctive relief, compensatory damages, rescission of Prudential Investments’ management agreements with the funds, and attorneys’ fees and costs. In January 2016, Prudential Investments filed a motion to dismiss the complaint. In August 2016, the Court denied the motion to dismiss the complaint. In February 2017, the parties entered into a Stipulation of Dismissal with Prejudice.

Bouder v. PFI

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Financial Disclosures Concerning Death Benefits and Unclaimed Property

City of Sterling Heights General Employees’ Retirement System v. Prudential Financial, Inc., et al.

In August 2012, a purported class action lawsuit, was filed in the United States District Court for the District of New Jersey, alleging violations of federal securities law. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer and certain members of the Company’s Board of Directors. The complaint alleges that knowingly false and misleading statements were made regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, interest, attorneys’ fees and costs. In May 2013, the complaint was amended to add three additional putative institutional investors as lead plaintiffs: National Shopmen Pension Fund, The Heavy & General Laborers’ Locals 472 & 172 Pension & Annuity Funds, and Roofers Local No. 149 Pension Fund. In June 2013, the Company moved to dismiss the amended complaint. In February 2014, the Court denied the Company’s motion to dismiss. In July 2014, plaintiffs’ filed a motion to certify a class comprised of investors who purchased shares of the Company’s Common Stock between May 5, 2010 and November 4, 2011. That motion was subsequently withdrawn and refiled in December 2014. In August 2015, Plaintiffs’ class certification motion was granted. In September 2015, defendants filed a petition with the United States Court of Appeals for the Third Circuit seeking permission to file an appeal from the order certifying a class. In January 2016, the defendants’ petition to file an appeal was granted. In April 2016, the parties entered into a proposed agreement to resolve the class action claims asserted in the amended complaint. Thereafter, Plaintiffs filed a motion for an order preliminarily approving the settlement in accordance with the parties' April 2016 Stipulation of Settlement. In June 2016, the Court issued an order “preliminarily approving settlement and providing for notice.” In September 2016, the Court issued a final judgment approving the settlement and dismissed the amended complaint with prejudice.

Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the SSDMF and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld et. al., in New Jersey Superior Court, Essex County. The complaint (the “Memo complaint”) names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In March 2014, the Special Litigation Committee completed its investigation into the Demand’s allegations and concluded that it is neither appropriate nor in the best interests of the Company’s shareholders to pursue any litigation arising from allegations contained in the Demand or in the Memo complaint, and that the Company should seek dismissal of the Memo complaint. In July 2014, the Company filed a motion to dismiss the complaint. In October 2015, the Court granted defendants’ summary judgment motion and dismissed the complaint with prejudice. In November 2015, plaintiff filed a notice of appeal to the New Jersey Superior Court - Appellate Division.

Residential Mortgage-Backed Securities (“RMBS”) Trustee Litigation

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

PICA et al. v. Bank of New York Mellon (“BONYM”)—In March 2015, defendants filed a motion to dismiss the amended complaint. In March 2016, the Court issued a decision involving BONYM’s motion to dismiss: (i) denying the motion to dismiss the Pooling and Servicing Agreement (“PSA”) trust claims for lack of jurisdiction; (ii) denying the motion regarding claims for violations of the Trust Indenture Act of 1939 and breach of contract; and (iii) granting the motion regarding claims for negligence and breach of fiduciary duty.

PICA et al. v. Citibank N.A.—In February 2015, defendants filed a motion to dismiss the amended complaint. In September 2015, the Court issued a decision involving Citibank's motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; (ii) with respect to the Indenture trusts, denying the motion regarding claims for breach of contract, violations of the Trust Indenture Act of 1939, negligence and breach of fiduciary duty concerning the duty to avoid conflicts of interest; and (iii) with respect to the Indenture trusts, granting the motion to dismiss claims for negligence and breach of fiduciary duty concerning the duty of care. In November 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme Court, captioned Fixed Income Shares: Series M, et al. v. Citibank N.A., asserting claims relating to the PSA trusts. In February 2016, Citibank filed a motion to dismiss the state court complaint. In August

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

2016, Plaintiffs filed an amended complaint in state court, and in September 2016, Citibank filed a motion to dismiss the amended complaint and plaintiffs filed in Federal Court a motion for class certification.

PICA et al. v. Deutsche Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the Court issued a decision involving Deutsche Bank’s motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (ii) with respect to the Indenture trusts, granting leave for Plaintiffs to file an amended complaint. In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Trust Company Americas, asserting claims relating to the PSA trusts. In May 2016, the Company, together with other institutional investors, filed an amended class action complaint in California State Superior Court. In July 2016, Defendant filed a motion to dismiss the amended federal court complaint. In August 2016, Defendant filed a demurrer and motion to strike the amended state court class action complaint. In October 2016, the Court issued a decision regarding Defendants motion to dismiss: (i) sustaining Plaintiffs’ breach of contract claims concerning the trust at issue; (ii) dismissing Plaintiffs’ tort claims for breach of fiduciary duty; and (iii) dismissing Plaintiffs’ claims of breach of duty to avoid conflicts of interest. The Court granted Plaintiffs’ leave to file an amended complaint. In January 2017, the federal court issued a decision involving Deutsche Bank’s motion to dismiss: (i) granting the motion with respect to Plaintiff’s conflicts of interest claims; and (ii) denying the motion with respect to Plaintiffs’ representations-and-warranties claims, servicer-notification claims, event-of-default claims and Trust Indenture Act claims.

PICA et al. v. HSBC, et al.—In January 2015, defendants filed a motion to dismiss the amended complaint. In June 2015, the Court granted in part, and denied in part, defendants’ motion to dismiss the complaint for failure to state a claim and granted leave to file an amended complaint. In July 2015, plaintiffs filed an amended complaint.
PICA et al. v. U.S. Bank National Association—In February 2015, defendants filed a motion to dismiss the amended complaint. In May 2015, the Court granted defendants’ motion to dismiss: (i) declining to exercise supplemental jurisdiction regarding claims involving the PSA trusts; and (ii) granting leave for plaintiffs to file an amended complaint asserting direct claims involving the Indenture trusts. In June 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. U.S. Bank Nat’l Ass’n, asserting claims relating to the PSA trusts. In July 2015, plaintiffs filed with the Court an amended complaint asserting direct claims relating to the Indenture trusts. In August 2015, defendant filed a motion to dismiss the amended class action complaint in the federal court action. In September 2015, defendant filed a motion to dismiss the class action complaint in the state court action. In February 2016, the federal district court issued a decision involving U.S. Bank’s motion to dismiss: (i) upholding the breach of contract and Trust Indenture Act claims; and (ii) dismissing the breach of fiduciary duty and extra-contractual claims. In September 2016, the Company together with other institutional investor plaintiffs filed an amended complaint in state court. In October 2016, U.S. Bank filed a motion to dismiss the amended state court complaint. In November 2016, Plaintiffs filed in federal court motions seeking class certification and appointing class representatives and class counsel.
PICA et al. v. Wells Fargo Bank, et al.—In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the Court issued a decision involving Wells Fargo’s motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (ii) with respect to the Indenture trusts, granting leave for plaintiffs to file an amended complaint. In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior Court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts. In May 2016, Defendant filed a motion to dismiss or to stay the state court action. In July 2016, Defendant filed a motion to dismiss the amended complaint filed previously in federal court. In October 2016, the Court dismissed the state court complaint. In December 2016, the Company, together with other institutional investors, filed a complaint in New York State Court, captioned BlackRock Core Bond Portfolio, et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims related to the PSA trusts.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.
In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The Complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act. In June 2014, the United States

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the Court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The Court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The Court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York Complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western District of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the District Court’s dismissal of the Libor Plaintiffs’ antitrust claims and remanded to the District Court the question of whether Plaintiffs possess standing as "efficient enforcers" of applicable antitrust laws. In July 2016, Defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied Defendants’ petition for certiorari.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

24.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(in millions, except per share amounts)
2016
Total revenues	$14,329	$14,439	$16,961	$13,050
Total benefits and expenses	12,597	13,098	14,646	12,733
Income (loss) from continuing operations	1,369	925	1,832	293
Income (loss) from discontinued operations	0	0	0	0
Net income (loss)	1,369	925	1,832	293
Less: Income attributable to noncontrolling interests	33	4	5	9
Net income (loss) attributable to Prudential Financial, Inc.	$1,336	$921	$1,827	$284

Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.97	$2.06	$4.14	$0.65
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.97	$2.06	$4.14	$0.65
Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$2.93	$2.04	$4.07	$0.65
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$2.93	$2.04	$4.07	$0.65

2015
Total revenues	$15,552	$13,712	$13,599	$14,256
Total benefits and expenses	12,804	11,583	11,550	13,413
Income (loss) from continuing operations	2,046	1,459	1,467	740
Income (loss) from discontinued operations	0	0	0	0
Net income (loss)	2,046	1,459	1,467	740
Less: Income attributable to noncontrolling interests	10	53	2	5
Net income (loss) attributable to Prudential Financial, Inc.	$2,036	$1,406	$1,465	$735

Basic earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.44	$3.07	$3.22	$1.62
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.44	$3.07	$3.22	$1.62
Diluted earnings per share—Common Stock(1):
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$4.37	$3.03	$3.16	$1.60
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.00
Net income (loss) attributable to Prudential Financial, Inc.	$4.37	$3.03	$3.16	$1.60
  __________

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the second quarter of 2016 included total pre-tax out of period adjustments of $153 million which primarily consisted of a charge of $148 million to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustment and concluded it was not material to the second quarter or to any previously reported quarterly or annual financial statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

25.	SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 8, 2017, Prudential Financial’s Board of Directors declared a cash dividend of $0.75 per share of Common Stock, payable on March 16, 2017 to shareholders of record as of February 22, 2017.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2016 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2017 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2016, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	12,921,541	(1)	$63.60	(2)	26,157,173
Equity compensation plans approved by security holders—Director Plan	147,691				50,212
Equity compensation plans approved by security holders—PSPP(3)					14,694,735
Total equity compensation plans approved by security holders	13,069,232				40,902,120
Equity compensation plans not approved by security holders	0				0
Grand Total	13,069,232				40,902,120
__________

(1)
Represents 6,768,728 outstanding Options, 5,018,962 outstanding Restricted Units and 1,133,851 outstanding Performance Shares as of December 31, 2016 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2016. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 125% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals. The outstanding Performance Units will be settled only in cash and do not reduce the number of shares authorized under the Omnibus Plan, and so they are not reflected in this table.

(2)	Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 5.62 years.

(3)
The Prudential Financial, Inc. Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock were authorized for issuance, all of which have been registered on Form S-8. Under the plan, employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period.

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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2016
(in millions)

Type of Investment	Cost(1)	Fair Value	Amount shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
United States government and government agencies and authorities	$21,505	$23,784	$23,784
States, municipalities and political subdivisions	9,060	9,692	9,692
Foreign governments	79,862	96,256	96,256
Asset-backed securities	11,759	11,935	11,935
Residential mortgage-backed securities	4,308	4,532	4,532
Commercial mortgage-backed securities	12,589	12,704	12,704
Public utilities	23,101	24,606	24,606
Certificates of deposit	31	30	30
All other corporate bonds	129,866	137,341	137,341
Redeemable preferred stock	500	539	539
Total fixed maturities, available-for-sale	$292,581	$321,419	$321,419
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$839	$1,101	$839
Residential mortgage-backed securities	573	616	573
Commercial mortgage-backed securities	0	0	0
All other corporate bonds	732	807	732
Total fixed maturities, held-to-maturity	$2,144	$2,524	$2,144
Equity securities:
Common Stocks:
Public utilities	$108	$138	$138
Banks, trust and insurance companies	1,182	1,852	1,852
Industrial, miscellaneous and other	5,845	7,745	7,745
Nonredeemable preferred stocks	14	13	13
Total equity securities, available-for-sale	$7,149	$9,748	$9,748
Trading account assets supporting insurance liabilities(2)(3)	$21,840		$21,840
Other trading account assets(2)	5,764		5,764
Commercial mortgage and other loans(4)	52,779		52,779
Policy loans	11,755		11,755
Short-term investments(5)	7,508		7,508
Other long-term investments	11,283		11,283
Total investments	$412,803		$444,240
 __________

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At fair value.

(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”

(4)	At carrying value, net of allowance for losses. Includes commercial mortgage and other collateralized loans of $52,147 million and uncollateralized loans of $632 million.

(5)	“Short-term investments” include securities purchased under agreements to resell.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2016 and 2015
(in millions)

	2016	2015
ASSETS
Investment contracts from subsidiaries	$1	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2016- $1,105; 2015- $0)	1,071	0
Other investments	3,215	1,691
Total investments	4,287	1,692
Cash and cash equivalents	1,116	9,437
Due from subsidiaries	1,836	1,723
Loans receivable from subsidiaries	6,719	6,122
Investment in subsidiaries	54,422	50,625
Property, plant and equipment	559	579
Other assets(1)	384	595
TOTAL ASSETS	$69,323	$70,773
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$2,585	$7,664
Loans payable to subsidiaries	4,295	3,248
Short-term debt	535	831
Long-term debt(1)	15,389	16,354
Income taxes payable	0	0
Other liabilities	656	786
Total liabilities	23,460	28,883
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued as of both December 31, 2016 and 2015)	6	6
Additional paid-in capital	24,606	24,482
Common Stock held in treasury, at cost (230,537,166 and 213,009,970 shares as of December 31, 2016 and 2015, respectively)	(15,316)	(13,814)
Accumulated other comprehensive income (loss)	14,621	12,285
Retained earnings	21,946	18,931
Total equity	45,863	41,890
TOTAL LIABILITIES AND EQUITY	$69,323	$70,773
 __________

(1)
Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-03. See Note 2 to the Consolidated Financial Statements for additional information.

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
REVENUES
Net investment income	$61	$19	$7
Realized investment gains (losses), net	(126)	(98)	(793)
Affiliated interest revenue	353	353	417
Other income (loss)	(2)	28	146
Total revenues	286	302	(223)
EXPENSES
General and administrative expenses	101	170	59
Interest expense	1,106	1,080	1,075
Total expenses	1,207	1,250	1,134
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(921)	(948)	(1,357)
Total income tax expense (benefit)	(320)	(396)	(492)
LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(601)	(552)	(865)
Equity in earnings of subsidiaries	4,969	6,194	2,246
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,368	5,642	1,381
Income (loss) from discontinued operations, net of taxes	0	0	0
NET INCOME (LOSS)	$4,368	$5,642	$1,381
Other Comprehensive Income (loss)	2,336	(3,765)	7,369
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,704	$1,877	$8,750

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
(in millions)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,368	$5,642	$1,381
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(4,969)	(6,194)	(2,246)
Realized investment (gains) losses, net	126	98	793
Dividends received from subsidiaries	2,828	4,557	2,218
Property, plant and equipment	(13)	(579)	0
Change in:
Due to/from subsidiaries, net	(5,109)	(493)	5,718
Other, operating	167	(380)	647
Cash flows from (used in) operating activities	(2,602)	2,651	8,511
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Short-term investments	17,575	13,700	10,207
Payments for the purchase of:
Fixed maturities, available for sale	(1,106)	0	0
Short-term investments	(19,111)	(13,002)	(11,394)
Capital contributions to subsidiaries	(2,018)	(2,545)	(3,065)
Returns of capital contributions from subsidiaries	2,755	75	258
Loans to subsidiaries, net of maturities	(596)	2,056	925
Other, investing	1	244	21
Cash flows from (used in) investing activities	(2,500)	528	(3,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,300)	(1,117)	(1,008)
Cash dividends paid on Class B Stock	0	0	(19)
Common Stock acquired	(2,000)	(1,664)	(999)
Common Stock reissued for exercise of stock options	426	209	269
Proceeds from the issuance of debt (maturities longer than 90 days)	30	1,332	2,063
Repayments of debt (maturities longer than 90 days)	(1,319)	(2,404)	(1,659)
Repayments of loans from subsidiaries	(390)	(102)	(241)
Proceeds from loans payable to subsidiaries	1,405	1,316	558
Net change in financing arrangements (maturities of 90 days or less)	14	8	(94)
Excess tax benefits from share-based payment arrangements	10	3	7
Other, financing	(95)	(15)	(18)
Cash flows from (used in) financing activities	(3,219)	(2,434)	(1,141)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,321)	745	4,322
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,437	8,692	4,370
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,116	$9,437	$8,692

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,002	$1,048	$1,036
Cash paid (refunds received) during the period for taxes	$(544)	$46	$(1,231)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(4,158)	$1,453	$100
Non-cash dividends from subsidiaries	$4,142	$1,335	$650
Treasury Stock shares issued for stock-based compensation programs	$115	$115	$100

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant

1.    ORGANIZATION AND PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) was incorporated on December 28, 1999, as a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). On December 18, 2001, Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly-owned subsidiary of Prudential Financial.

The condensed financial statements of Prudential Financial reflect its direct wholly-owned subsidiaries using the equity method of accounting.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2016 consisted of highly liquid debt investments and intercompany enterprise liquidity account funds. Other investments as of December 31, 2015 consisted of money market funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(2)	2016	2015(1)
			($ in millions)
Short-term debt:
Commercial paper(3)			$65	$80
Current portion of long-term debt			470	751
Total short-term debt			$535	$831
Long-term debt:
Fixed rate senior notes	2017-2045	2.30%-7.38%	$9,064	$10,035
Floating rate senior notes	2018-2020	1.14%-4.39%	508	508
Junior subordinated notes	2042-2068	5.20%-8.88%	5,817	5,811
Total long-term debt			$15,389	$16,354
 __________

(1)
Prior period has been revised to conform to current period presentation due to the adoption of ASU 2015-03 regarding debt issuance costs. For more information, see Note 2 to the Consolidated Financial Statements.

(2)	Ranges of interest rates are for the year ended December 31, 2016.

(3)	The weighted average interest rate on outstanding commercial paper was 0.63% and 0.4% at December 31, 2016 and 2015, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense increased by $2 million, $3 million, and $2 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2016:

	Calendar Year
	2018	2019	2020	2021	2022 and thereafter	Total
	($ in millions)
Long-term debt	$831	$1,100	$1,179	$400	$11,879	$15,389

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following companies:

	2016	2015	2014(1)

	(in millions)
Pruco Reinsurance	$1,298	$0	$0
Prudential Annuities Holding Company	98	102	102
International Insurance and Investments Holding Companies	1,171	1,818	966
Prudential Insurance Company of America(2)	900	1,950	400
Prudential Asset Management Holding Company	746	266	578
Prudential Annuities Life Assurance Corporation	1,140	450	342
Other Holding Companies	231	46	88
Total	$5,584	$4,632	$2,476
 __________

(1)
Amounts for International Insurance and Investments Holding Companies, Prudential Asset Management Holding Company and Other Holding Companies have been revised to correct previously reported amounts of $526 million, $588 million and $620 million, respectively.

(2)	For periods ending December 31, 2015 and 2014, the amounts presented were passed through from Prudential Insurance to Prudential Holdings, LLC., which is now dissolved.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2016, there was $525 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on inter-company loans between affiliates. As of December 31, 2016, Prudential Financial had issued guarantees of outstanding loans totaling $3.9 billion between International Insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct Prudential’s new home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its on-going operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2016, Prudential Financial has no accrued liabilities associated with other financial guarantees and indemnity arrangements.

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

On January 2, 2015, pursuant to a Share Repurchase Prudential Agreement entered into on December 1, 2014, between the Company and the holders of the Class B stock, the Company repurchased and canceled all of the shares of the Class B Stock for an aggregate cash purchase price of $651 million, resulting in the elimination of the Class B stock held in treasury, a $484 million decrease in “Retained Earnings” and a $167 million decrease in “Additional paid-in-capital.”

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

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2016
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$4,871	$10,311	$0	$8,601	$2,721	$700	$614	$462	$1,749
Retirement	132	55,661	0	49,770	7,808	4,275	10,958	124	1,031
Asset Management	0	0	0	0	0	80	0	15	2,095
U.S. Retirement Solutions and Investment Management division	5,003	65,972	0	58,371	10,529	5,055	11,572	601	4,875
Individual Life	5,279	12,057	0	25,021	2,941	1,815	3,414	216	1,929
Group Insurance	175	4,710	220	8,858	4,649	610	4,302	6	822
U.S. Individual Life and Group Insurance division	5,454	16,767	220	33,879	7,590	2,425	7,716	222	2,751
International Insurance	7,208	103,853	77	47,862	15,813	4,759	14,155	1,065	2,677
International Insurance division	7,208	103,853	77	47,862	15,813	4,759	14,155	1,065	2,677
Corporate and Other operations	(340)	4,738	0	11	318	703	618	(48)	1,069
Total PFI excluding Closed Block division	17,325	191,330	297	140,123	34,250	12,942	34,061	1,840	11,372
Closed Block division	336	49,281	0	10,793	2,620	2,578	5,357	37	407
Total	$17,661	$240,611	$297	$150,916	$36,870	$15,520	$39,418	$1,877	$11,779

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

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
For the Years Ended December 31, 2016, 2015 and 2014
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2016
Life Insurance Face Amount In Force	$3,652,206	$706,918	$218,262	$3,163,550	6.9%
Premiums:
Life Insurance	$27,857	$1,719	$2,073	$28,211	7.3%
Accident and Health Insurance	2,797	44	0	2,753	0.0
Total Premiums	$30,654	$1,763	$2,073	$30,964	6.7%
2015
Life Insurance Face Amount In Force	$3,457,711	$642,525	$235,418	$3,050,604	7.7%
Premiums:
Life Insurance	$25,346	$1,573	$2,147	$25,920	8.3%
Accident and Health Insurance	2,650	49	0	2,601	0.0
Total Premiums	$27,996	$1,622	$2,147	$28,521	7.5%
2014
Life Insurance Face Amount In Force	$3,492,396	$633,501	$245,674	$3,104,569	7.9%
Premiums:
Life Insurance	$26,638	$1,451	$1,134	$26,321	4.3%
Accident and Health Insurance	3,028	56	0	2,972	0.0
Total Premiums	$29,666	$1,507	$1,134	$29,293	3.9%

PRUDENTIAL FINANCIAL, INC.
Schedule V
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2016
Allowance for losses on commercial mortgage and other loans	$112	$0	$0	$7	(1)	$1	$106
Valuation allowance on deferred tax asset	133	68	(1)	36		(1)	163
	$245	$68	$(1)	$43		$0	$269
2015
Allowance for losses on commercial mortgage and other loans	$119	$0	$0	$7	(1)	$0	$112
Valuation allowance on deferred tax asset	277	38	(3)	178		(1)	133
	$396	$38	$(3)	$185		$(1)	$245
2014
Allowance for losses on commercial mortgage and other loans	$216	$0	$0	$96	(1)	$(1)	$119
Valuation allowance on deferred tax asset	235	44	0	0		(2)	277
	$451	$44	$0	$96		$(3)	$396
 __________

(1)	Represents net release of allowance for losses and charge-offs, net of recoveries.

ITEM 16.	FORM 10-K SUMMARY

None.

GLOSSARY

Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc.	PLIC	Prudential Legacy Insurance Company of New Jersey
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	PLNJ	Pruco Life Insurance Company of New Jersey
PALAC	Prudential Annuities Life Assurance Corporation	PRIAC	Prudential Retirement Insurance and Annuity Company
PB&T	Prudential Bank & Trust, FSB	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc.	Pruco Re	Pruco Reinsurance, Ltd.
PGF	Prudential Global Funding, LLC	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Insurance	The Prudential Insurance Company of America
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company Ltd.

Defined Terms

AIG	American International Group	FRB	Board of Governors of the Federal Reserve System
Allstate	Allstate Corporation	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
A.M. Best	A.M. Best Company	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	Hedging IDD	IRS tax guidance relating to the hedging of variable annuity guaranteed minimum benefits
Board	Prudential Financial's Board of Directors	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
CIO Organization	Chief Investment Officer Organization	IHC Debt	$1.75 billion of senior secured notes issued by Prudential Holdings, LLC on the date of demutualization
Class B Repurchase	Prudential Financial repurchased and canceled all of the shares of the Class B Stock on January 2, 2015	Liberty Mutual	Liberty Mutual Group
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Moody's	Moody's Investor Service, Inc.
ComFrame	The common framework for the supervision of Internationally Active Insurance Groups	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Council	Financial Stability Oversight Council	S&P	Standard & Poor's Rating Services
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Exchange Act	The Securities Exchange Act of 1934	U.S. GAAP	Accounting principles generally accepted in the United States of America
Fitch	Fitch Ratings Inc.	Variable Annuities Recapture
A series of transactions that recaptured the risks related to variable annuities living benefits riders and certain retirement products that were previously reinsured to our captive reinsurance company

Framework	Prudential's capital protection framework

Acronyms

AFE	Active Financing Exception	HLA	Higher Loss Absorbency
AG 43	Actuarial Guideline No. 43	IAIS	International Association of Insurance Supervisors
AG 48	Actuarial Guideline No. 48	IFRS	International Financial Reporting Standards
ALM	Asset Liability Management	ILC	Inversiones La Construccion S.A.
AOCI	Accumulated Other Comprehensive Income	IRAs	Individual Retirement Accounts
ASU	Accounting Standards Updates	IRS	Internal Revenue Service
BCR	Basic Capital Requirement	LIBOR	London Inter-Bank Offered Rate
bps	Basis Points	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BSN	Bank Simpanan Nasional	MVA	Market Value Adjusted Investment Options
CAPM	Capital Asset Pricing Model	NAIC	National Association of Insurance Commissioners
CFC	Capital and Finance Committee	NAV	Net Asset Value
CFTC	Commodity Futures Trading Commission	NFA	National Futures Association
CLOs	Collateralized Loan Obligations	NJDOBI	New Jersey Department of Banking and Insurance
COLI	Corporate-Owned Life Insurance	NPR	Non-Performance Risk
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NY DFS	New York State Department of Financial Services
DAC	Deferred Policy Acquisition Costs	NYSE	New York Stock Exchange
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DRD	Dividend Received Deduction	ORSA	Own Risk and Solvency Assessment
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
EEA	European Economic Area	PDI	Prudential Defined Income Variable Annuity
ERC	Enterprise Risk Committee	PFL	Profits Followed by Losses
ERISA	Employee Retirement Income Security Act	PPC	Japan Policyholders Protection Corporation
ERM	Enterprise Risk Management	PPI	Prudential Premier® Investment Variable Annuity
FANIP	Funding Agreement Notes Issuance Program	PSA	Pooling and Servicing Agreement
FASB	Financial Accounting Standards Board	QIS	Quantitative Impact Study
FDIC	Federal Deposit Insurance Corporation	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RICO	Racketeer Influenced and Corrupt Organizations Act
FHLBNY	Federal Home Loan Bank of New York	SEC	Securities and Exchange Commission
FINRA	Financial Industry Regulatory Authority	SMR	Solvency Margin Ratio
FIO	Federal Insurance Office	SSDI	Social Security Disability Insurance
FSA	Financial Services Agency	SSMDF	Social Security Master Death File
FSB	Financial Stability Board	SVO	Securities Valuation Office
GICs	Guaranteed Investment Contracts	TAASIL	Trading Account Assets Supporting Insurance Liabilities
GMAB	Guaranteed Minimum Accumulation Benefits	TAC	Total Adjusted Capital
GMDB	Guaranteed Minimum Death Benefits	TBA	To Be Announced
GMIB	Guaranteed Minimum Income Benefits	U.K.	The United Kingdom
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	URR	Unearned Revenue Reserve
GMWB	Guaranteed Minimum Withdrawal Benefits	U.S.	The United States of America
G-SII	Global Systemically Important Insurer	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 17th day of February, 2017.

Prudential Financial, Inc.

By:	/S/ ROBERT M. FALZON
Name:	Robert M. Falzon
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2017:

Name	Title
/S/ JOHN R. STRANGFELD	Chief Executive Officer,
John R. Strangfeld	President and Director

/S/ ROBERT M. FALZON	Executive Vice President and Chief Financial Officer
Robert M. Falzon	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and
Robert D. Axel	Principal Accounting Officer

THOMAS J. BALTIMORE, JR.*	Director
Thomas J. Baltimore, Jr.

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

JAMES G. CULLEN*	Director
James G. Cullen

MARK B. GRIER*	Director
Mark B. Grier

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

KARL J. KRAPEK*	Director
Karl J. Krapek

PETER R. LIGHTE*	Director
Peter R. Lighte

GEORGE PAZ*	Director
George Paz

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ ROBERT M. FALZON
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

10.3
The Prudential Insurance Company of America Deferred Compensation Plan (as amended and restated effective as of December 1, 2015). Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2015 Annual Report on Form 10-K.*

10.4	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.5	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of October 11, 2016).*

10.6	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.7
Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8
First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9
Form of 2007 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.10
Form of Grant Acceptance Agreement relating to January 18, 2008 stock option grants to John R. Strangfeld, Mark B. Grier, Bernard B. Winograd and Edward P. Baird under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 23, 2008 Current Report on Form 8-K.*

10.11
Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.12
Form of Terms and Conditions of the 2009 Long-Term Incentive Program relating to stock option grants and restricted stock unit awards to the chairman and principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2009 Current Report on Form 8-K.*

10.13
Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.15
Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.16
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.17
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.20
Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s proxy statement for the 2016 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 22, 2016.*

10.21
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.22	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2017 in respect of 2016 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.26	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.27
Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013. Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

10.28	Third Amendment to The Prudential Supplemental Retirement Plan, effective January 1, 2017.*

10.29
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.30
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.31
Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.32	Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017.*

10.33
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34
First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.35
Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.37
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

10.39
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.40	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors.*

10.41
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.43
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.44
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.45
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

10.47	The Prudential Severance Plan (amended and restated effective as of November 1, 2011). Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2011 Annual Report on Form 10-K.*

10.48
First Amendment to the Prudential Severance Plan, the Prudential Severance Plan for Executives, and the Prudential Severance Plan for Senior Executives, dated December 11, 2012. Incorporated by reference to Exhibit 10.47 to the Registrant’s December 31, 2012 Annual Report on Form 10-K.*

10.49
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