Form 10-Q
period 2017-03-31
PRUDENTIAL FINANCIAL INC
filed 2017-05-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, 429 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

Forward-Looking Statements
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs, value of business acquired or goodwill; (9) changes in assumptions for our pension and other post-retirement benefit plans; (10) changes in our financial strength or credit ratings; (11) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX, Guideline AXXX and principles-based reserving requirements; (12) investment losses, defaults and counterparty non-performance; (13) competition in our product lines and for personnel; (14) difficulties in marketing and distributing products through current or future distribution channels; (15) changes in tax law; (16) economic, political, currency and other risks relating to our international operations; (17) fluctuations in foreign currency exchange rates and foreign securities markets; (18) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s fiduciary rules; (19) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (20) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by the Company; (21) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (22) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (23) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; (24) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (25) changes in accounting principles, practices or policies; and (26) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the ability of the subsidiaries to pay such dividends or distributions in light of our ratings objectives and/or applicable regulatory restrictions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2017 and December 31, 2016 (in millions, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017-$300,437; 2016-$292,581)(1)	$328,717	$321,419
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2017-$2,552; 2016-$2,524)(1)	2,166	2,144
Trading account assets supporting insurance liabilities, at fair value(1)	21,820	21,840
Other trading account assets, at fair value(1)	5,863	5,764
Equity securities, available-for-sale, at fair value (cost: 2017-$7,461; 2016-$7,149)	10,143	9,748
Commercial mortgage and other loans (includes $191 and $519 measured at fair value under the fair value option at March 31, 2017 and December 31, 2016, respectively)(1)	53,660	52,779
Policy loans	11,893	11,755
Other long-term investments (includes $1,748 and $1,556 measured at fair value under the fair value option at March 31, 2017 and December 31, 2016, respectively)(1)	11,450	11,283
Short-term investments	5,175	7,508
Total investments	450,887	444,240
Cash and cash equivalents(1)	13,308	14,127
Accrued investment income(1)	3,231	3,204
Deferred policy acquisition costs	18,197	17,661
Value of business acquired	2,266	2,314
Other assets(1)	15,671	14,780
Separate account assets	293,805	287,636
TOTAL ASSETS	$797,365	$783,962
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$244,705	$240,908
Policyholders’ account balances	147,026	145,205
Policyholders’ dividends	5,896	5,711
Securities sold under agreements to repurchase	8,535	7,606
Cash collateral for loaned securities	4,175	4,333
Income taxes	10,598	10,412
Short-term debt	1,415	1,133
Long-term debt	17,893	18,041
Other liabilities(1)	14,164	14,739
Notes issued by consolidated variable interest entities (includes $1,854 and $1,839 measured at fair value under the fair value option at March 31, 2017 and December 31, 2016, respectively)(1)	2,179	2,150
Separate account liabilities	293,805	287,636
Total liabilities	750,391	737,874
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both March 31, 2017 and December 31, 2016)	6	6
Additional paid-in capital	24,627	24,606
Common Stock held in treasury, at cost (230,815,056 and 230,537,166 shares at March 31, 2017 and December 31, 2016, respectively)	(15,475)	(15,316)
Accumulated other comprehensive income (loss)	14,643	14,621
Retained earnings	22,983	21,946
Total Prudential Financial, Inc. equity	46,784	45,863
Noncontrolling interests	190	225
Total equity	46,974	46,088
TOTAL LIABILITIES AND EQUITY	$797,365	$783,962
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2017 and 2016 (in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES
Premiums	$6,481	$6,297
Policy charges and fee income	1,533	1,599
Net investment income	4,061	3,670
Asset management and service fees	951	905
Other income (loss)	217	(23)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(57)	(158)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	3	32
Other realized investment gains (losses), net	481	2,007
Total realized investment gains (losses), net	427	1,881
Total revenues	13,670	14,329
BENEFITS AND EXPENSES
Policyholders’ benefits	7,025	7,031
Interest credited to policyholders’ account balances	940	1,286
Dividends to policyholders	615	266
Amortization of deferred policy acquisition costs	439	1,202
General and administrative expenses	2,909	2,812
Total benefits and expenses	11,928	12,597
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,742	1,732
Total income tax expense (benefit)	395	368
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,347	1,364
Equity in earnings of operating joint ventures, net of taxes	25	5
NET INCOME (LOSS)	1,372	1,369
Less: Income (loss) attributable to noncontrolling interests	3	33
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,369	$1,336
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.14	$2.97
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.09	$2.93
Dividends declared per share of Common Stock	$0.75	$0.70

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2017 and 2016 (in millions)

	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS)	$1,372	$1,369
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	552	737
Net unrealized investment gains (losses)	(809)	9,413
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	44	34
Total	(213)	10,184
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(216)	3,399
Other comprehensive income (loss), net of taxes	3	6,785
Comprehensive income (loss)	1,375	8,154
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	37
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$1,391	$8,117

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2017 and 2016 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Common Stock acquired				(312)		(312)		(312)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(24)	(24)
Consolidations/(deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		16		153		169		169
Dividends declared on Common Stock			(327)			(327)		(327)
Comprehensive income:
Net income (loss)			1,369			1,369	3	1,372
Other comprehensive income (loss), net of tax					22	22	(19)	3
Total comprehensive income (loss)						1,391	(16)	1,375
Balance, March 31, 2017	$6	$24,627	$22,983	$(15,475)	$14,643	$46,784	$190	$46,974

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11			11	(30)	(19)
Common Stock acquired				(375)		(375)		(375)
Class B Stock repurchase adjustment			(119)			(119)		(119)
Contributions from noncontrolling interests							2	2
Distributions to noncontrolling interests							(19)	(19)
Stock-based compensation programs		(62)		96		34		34
Dividends declared on Common Stock			(316)			(316)		(316)
Comprehensive income:
Net income (loss)			1,336			1,336	33	1,369
Other comprehensive income (loss), net of tax					6,781	6,781	4	6,785
Total comprehensive income (loss)						8,117	37	8,154
Balance, March 31, 2016	$6	$24,420	$19,843	$(14,093)	$19,066	$49,242	$23	$49,265

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (in millions)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,372	$1,369
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(427)	(1,881)
Policy charges and fee income	(541)	(629)
Interest credited to policyholders’ account balances	940	1,286
Depreciation and amortization	(50)	167
(Gains) losses on trading account assets supporting insurance liabilities, net	(44)	(216)
Change in:
Deferred policy acquisition costs	(286)	517
Future policy benefits and other insurance liabilities	1,849	1,741
Other trading account assets	(59)	96
Income taxes(1)	371	68
Derivatives, net	(783)	4,540
Other, net(1)	(696)	(731)
Cash flows from (used in) operating activities	1,646	6,327
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	13,389	9,420
Fixed maturities, held-to-maturity	49	50
Trading account assets supporting insurance liabilities and other trading account assets	6,599	5,558
Equity securities, available-for-sale	830	1,014
Commercial mortgage and other loans	714	1,378
Policy loans	561	572
Other long-term investments	356	108
Short-term investments	9,284	19,710
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(17,801)	(15,415)
Trading account assets supporting insurance liabilities and other trading account assets	(6,661)	(6,080)
Equity securities, available-for-sale	(728)	(900)
Commercial mortgage and other loans	(1,762)	(1,429)
Policy loans	(429)	(451)
Other long-term investments	(349)	(518)
Short-term investments	(6,954)	(15,401)
Acquisition of business, net of cash acquired	0	(532)
Derivatives, net	30	107
Other, net	(139)	61
Cash flows from (used in) investing activities	(3,011)	(2,748)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	6,926	6,150
Policyholders’ account withdrawals	(6,570)	(4,686)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	771	1,031
Cash dividends paid on Common Stock	(329)	(318)
Net change in financing arrangements (maturities 90 days or less)	45	22
Common Stock acquired	(291)	(357)
Class B stock acquired	0	(119)
Common Stock reissued for exercise of stock options	116	23
Proceeds from the issuance of debt (maturities longer than 90 days)	145	53
Repayments of debt (maturities longer than 90 days)	(14)	(340)
Excess tax benefits from share-based payment arrangements	0	2
Other, net(1)	(369)	(315)
Cash flows from (used in) financing activities	430	1,146
Effect of foreign exchange rate changes on cash balances	116	155
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(819)	4,880
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,127	17,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,308	$22,492
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$95	$107
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s unaudited interim consolidated balance sheet data as of March 31, 2017, include the assets and liabilities of Gibraltar Life as of February 28, 2017. The Company’s unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three months ended February 28, 2017 and February 29, 2016, respectively.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; value of business acquired (“VOBA”) and its amortization; amortization of deferred sales inducements (“DSI”); measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

ASU adopted during the three months ended March 31, 2017

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting
This ASU simplifies and improves employee share-based payment accounting. The areas updated include income tax consequences, a policy election related to forfeitures, classification of awards as either equity or liability, and classification of operating and financing activity on the statement of cash flows.
		January 1, 2017 using various transition methods as prescribed by the ASU.	Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASU issued but not yet adopted as of March 31, 2017

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the recognition and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.

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
ASU 2016-13, Financial Instruments-Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method, however prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
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
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
In January 2017, the FASB issued this ASU to provide a more robust framework to use in determining when a set of assets and activities (“set”) is a business and to address stakeholder feedback that the definition of a business in current GAAP is applied too broadly. The primary amendments in the ASU provide a screen to exclude transactions where substantially all the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business.
January 1, 2018 using the prospective method (with early adoption permitted).
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. It is expected that our general account real estate acquisitions will no longer be accounted for as business combinations.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued this ASU to clarify the scope and application of ASC 610-20 which provides guidance on accounting for the derecognition of a nonfinancial asset or an in substance nonfinancial asset that is not a business. The ASU defines an in substance nonfinancial asset and requires the application of certain recognition and measurement principles in the new revenue recognition standard when an entity derecognizes nonfinancial assets and in substance nonfinancial assets, and the counterparty is not a customer.
		January 1, 2018 using the full or modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3. ACQUISITIONS

Acquisition of Administradora de Fondos de Pensiones Habitat S.A.

In March 2016, the Company completed the purchase of an indirect 40% ownership interest in Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), a leading provider of retirement services in Chile, from Inversiones La Construcción S.A. (“ILC”), the investment subsidiary of the Chilean Construction Chamber. The Company paid 899.90 Chilean pesos per share, for a total purchase price of approximately $532 million based on exchange rates at the share acquisition date. The Company and ILC now equally own an indirect controlling stake in AFP Habitat through a joint holding company. The Company’s investment is accounted for under the equity method and is recorded within “Other assets.” This acquisition enables the Company to participate in the growing Chilean pension market.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,477	$3,336	$898	$23,915	$0
Obligations of U.S. states and their political subdivisions	9,244	736	71	9,909	0
Foreign government bonds	83,906	15,848	506	99,248	0
U.S. corporate public securities	77,905	6,325	1,130	83,100	(11)
U.S. corporate private securities(1)	30,899	2,167	246	32,820	(22)
Foreign corporate public securities	26,264	2,730	247	28,747	(5)
Foreign corporate private securities	22,282	678	909	22,051	0
Asset-backed securities(2)	11,901	231	52	12,080	(281)
Commercial mortgage-backed securities	12,603	222	125	12,700	0
Residential mortgage-backed securities(3)	3,956	206	15	4,147	(3)
Total fixed maturities, available-for-sale(1)	$300,437	$32,479	$4,199	$328,717	$(322)
Equity securities, available-for-sale	$7,461	$2,718	$36	$10,143

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$876	$263	$0	$1,139
Foreign corporate public securities	661	79	0	740
Foreign corporate private securities(5)	85	4	0	89
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	544	40	0	584
Total fixed maturities, held-to-maturity(5)	$2,166	$386	$0	$2,552
__________

(1)	Excludes notes with amortized cost of $1,556 million (fair value, $1,556 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in “Accumulated other comprehensive income (loss)” (“AOCI”), which were not included in earnings. Amount excludes $651 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,403 million (fair value, $4,412 million), which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,505	$3,280	$1,001	$23,784	$0
Obligations of U.S. states and their political subdivisions	9,060	716	84	9,692	0
Foreign government bonds	79,862	16,748	354	96,256	0
U.S. corporate public securities	76,383	6,460	1,232	81,611	(17)
U.S. corporate private securities(1)	29,974	2,122	308	31,788	(22)
Foreign corporate public securities	25,758	2,784	305	28,237	(6)
Foreign corporate private securities	21,383	646	1,149	20,880	0
Asset-backed securities(2)	11,759	229	53	11,935	(288)
Commercial mortgage-backed securities	12,589	240	125	12,704	(1)
Residential mortgage-backed securities(3)	4,308	238	14	4,532	(3)
Total fixed maturities, available-for-sale(1)	$292,581	$33,463	$4,625	$321,419	$(337)
Equity securities, available-for-sale	$7,149	$2,641	$42	$9,748

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$839	$262	$0	$1,101
Foreign corporate public securities	651	71	0	722
Foreign corporate private securities(5)	81	4	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	573	43	0	616
Total fixed maturities, held-to-maturity(5)	$2,144	$380	$0	$2,524
__________

(1)	Excludes notes with amortized cost of $1,456 million (fair value, $1,456 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,870	$898	$7	$0	$8,877	$898
Obligations of U.S. states and their political subdivisions	2,447	66	19	5	2,466	71
Foreign government bonds	7,372	488	194	18	7,566	506
U.S. corporate public securities	22,410	812	3,162	318	25,572	1,130
U.S. corporate private securities	6,138	155	1,307	91	7,445	246
Foreign corporate public securities	4,572	119	1,035	128	5,607	247
Foreign corporate private securities	6,100	229	5,090	680	11,190	909
Asset-backed securities	2,092	7	1,249	45	3,341	52
Commercial mortgage-backed securities	4,747	124	27	1	4,774	125
Residential mortgage-backed securities	930	13	77	2	1,007	15
Total	$65,678	$2,911	$12,167	$1,288	$77,845	$4,199
Equity securities, available-for-sale	$500	$36	$1	$0	$501	$36
__________

(1)	Includes $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of March 31, 2017.

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,345	$1,001	$0	$0	$9,345	$1,001
Obligations of U.S. states and their political subdivisions	2,677	79	19	5	2,696	84
Foreign government bonds	6,076	325	310	29	6,386	354
U.S. corporate public securities	22,803	905	2,943	327	25,746	1,232
U.S. corporate private securities	7,797	228	1,296	80	9,093	308
Foreign corporate public securities	5,196	162	1,047	143	6,243	305
Foreign corporate private securities	6,557	350	4,916	799	11,473	1,149
Asset-backed securities	2,357	20	1,581	33	3,938	53
Commercial mortgage-backed securities	4,879	123	60	2	4,939	125
Residential mortgage-backed securities	926	12	78	2	1,004	14
Total	$68,613	$3,205	$12,250	$1,420	$80,863	$4,625
Equity securities, available-for-sale	$637	$41	$12	$1	$649	$42

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $3,853 million and $4,233 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $346 million and $392 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2017, the $1,288 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. As of December 31, 2016, the $1,420 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of March 31, 2017, $12 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, approximately all of which had been in a gross unrealized loss position for less than six months. As of December 31, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $8 million of which had been in a gross unrealized loss position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either March 31, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$14,222	$14,828	$4	$5
Due after one year through five years	46,232	50,089	177	185
Due after five years through ten years	60,658	65,344	568	642
Due after ten years(1)	150,865	169,529	873	1,136
Asset-backed securities	11,901	12,080	0	0
Commercial mortgage-backed securities	12,603	12,700	0	0
Residential mortgage-backed securities	3,956	4,147	544	584
Total	$300,437	$328,717	$2,166	$2,552
__________

(1)
Excludes available-for-sale notes with amortized cost of $1,556 million (fair value, $1,556 million) and held-to-maturity notes with amortized cost of $4,403 million (fair value, $4,412 million), which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,730	$5,122
Proceeds from maturities/prepayments	5,874	4,037
Gross investment gains from sales and maturities	391	295
Gross investment losses from sales and maturities	(163)	(242)
OTTI recognized in earnings(2)	(54)	(126)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$50	$50
Equity securities, available-for-sale:
Proceeds from sales(4)	$913	$941
Gross investment gains from sales	275	110
Gross investment losses from sales	(13)	(71)
OTTI recognized in earnings	(6)	(11)
__________

(1)	Includes $215 million and $(260) million of non-cash related proceeds for the three months ended March 31, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $1 million of non-cash related proceeds for both the three months ended March 31, 2017 and 2016.

(4)	Includes $83 million and $(74) million of non-cash related proceeds for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Credit loss impairments:
Balance, beginning of period	$359	$532
New credit loss impairments	0	20
Additional credit loss impairments on securities previously impaired	1	0
Increases due to the passage of time on previously recorded credit losses	3	5
Reductions for securities which matured, paid down, prepaid or were sold during the period	(9)	(10)
Reductions for securities impaired to fair value during the period(1)	(3)	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(2)
Balance, end of period	$350	$543
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities,” as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$360	$360	$655	$655
Fixed maturities:
Corporate securities	13,816	13,978	13,903	13,997
Commercial mortgage-backed securities	2,020	2,041	2,032	2,052
Residential mortgage-backed securities(1)	1,093	1,099	1,142	1,150
Asset-backed securities(2)	1,576	1,598	1,333	1,349
Foreign government bonds	963	969	915	926
U.S. government authorities and agencies and obligations of U.S. states	337	379	330	376
Total fixed maturities	19,805	20,064	19,655	19,850
Equity securities	1,176	1,396	1,097	1,335
Total trading account assets supporting insurance liabilities	$21,341	$21,820	$21,407	$21,840
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $46 million and $239 million during the three months ended March 31, 2017 and 2016, respectively.

Other Trading Account Assets

The following table sets forth the composition of “Other trading account assets,” as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$26	$26
Fixed maturities	3,882	3,731	3,634	3,453
Equity securities	951	1,070	985	1,056
Other	5	5	4	5
Subtotal	$4,864	4,832	$4,649	4,540
Derivative instruments		1,031		1,224
Total other trading account assets		$5,863		$5,764

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $77 million and $24 million during the three months ended March 31, 2017 and 2016, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$62,917	$74,686	$60,240	$73,051
Fixed maturities, held-to-maturity	855	1,113	818	1,075
Trading account assets supporting insurance liabilities	580	592	537	550
Other trading account assets	16	16	16	16
Total	$64,368	$76,407	$61,611	$74,692

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$8,341	$10,139	$7,581	$9,435
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	44	44	44	44
Other trading account assets	0	0	0	0
Total	$8,385	$10,183	$7,625	$9,479

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,607	23.8%	$12,424	23.9%
Retail	8,521	16.1	8,555	16.5
Apartments/Multi-Family	13,985	26.4	13,733	26.4
Industrial	8,548	16.2	8,075	15.5
Hospitality	2,248	4.3	2,274	4.4
Other	3,962	7.5	3,966	7.6
Total commercial mortgage loans	49,871	94.3	49,027	94.3
Agricultural property loans	3,013	5.7	2,958	5.7
Total commercial mortgage and agricultural property loans by property type	52,884	100.0%	51,985	100.0%
Valuation allowance	(98)		(98)
Total net commercial mortgage and agricultural property loans by property type	52,786		51,887
Other loans:
Uncollateralized loans	628		638
Residential property loans	244		252
Other collateralized loans	9		10
Total other loans	881		900
Valuation allowance	(7)		(8)
Total net other loans	874		892
Total commercial mortgage and other loans(1)	$53,660		$52,779
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of March 31, 2017 and December 31, 2016, the net carrying value of these loans was $191 million and $519 million, respectively.

As of March 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (5%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	0	0	0	0	(1)	(1)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$96	$2	$2	$0	$5	$105

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$96	$2	$2	$0	$6	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	5	99
Total ending balance(1)	$96	$2	$2	$0	$5	$105

Recorded investment(2):
Individually evaluated for impairment	$183	$29	$0	$0	$2	$214
Collectively evaluated for impairment	49,688	2,984	244	9	626	53,551
Total ending balance(1)	$49,871	$3,013	$244	$9	$628	$53,765
__________

(1)	As of March 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	6	100
Total ending balance(1)	$96	$2	$2	$0	$6	$106

Recorded investment(2):
Individually evaluated for impairment	$116	$30	$0	$0	$2	$148
Collectively evaluated for impairment	48,911	2,928	252	10	636	52,737
Total ending balance(1)	$49,027	$2,958	$252	$10	$638	$52,885
__________

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	March 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$28,146	$459	$598	$29,203
60%-69.99%	13,402	362	204	13,968
70%-79.99%	5,591	643	58	6,292
80% or greater	212	128	68	408
Total commercial mortgage loans	$47,351	$1,592	$928	$49,871

Agricultural property loans

	March 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,863	$113	$17	$2,993
60%-69.99%	20	0	0	20
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$2,883	$113	$17	$3,013

Total commercial mortgage and agricultural property loans

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$31,009	$572	$615	$32,196
60%-69.99%	13,422	362	204	13,988
70%-79.99%	5,591	643	58	6,292
80% or greater	212	128	68	408
Total commercial mortgage and agricultural property loans	$50,234	$1,705	$945	$52,884

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	December 31, 2016
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$28,131	$446	$626	$29,203
60%-69.99%	12,608	401	115	13,124
70%-79.99%	5,383	694	56	6,133
80% or greater	373	62	132	567
Total commercial mortgage loans	$46,495	$1,603	$929	$49,027

Agricultural property loans

	December 31, 2016
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,803	$114	$17	$2,934
60%-69.99%	24	0	0	24
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$2,827	$114	$17	$2,958

Total commercial mortgage and agricultural property loans

	December 31, 2016
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$30,934	$560	$643	$32,137
60%-69.99%	12,632	401	115	13,148
70%-79.99%	5,383	694	56	6,133
80% or greater	373	62	132	567
Total commercial mortgage and agricultural property loans	$49,322	$1,717	$946	$51,985

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$49,871	$0	$0	$0	$0	$49,871	$47
Agricultural property loans	3,003	9	0	1	10	3,013	2
Residential property loans	234	5	1	4	10	244	4
Other collateralized loans	9	0	0	0	0	9	0
Uncollateralized loans	628	0	0	0	0	628	0
Total	$53,745	$14	$1	$5	$20	$53,765	$53
 __________

(1)	As of March 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$49,006	$21	$0	$0	$21	$49,027	$49
Agricultural property loans	2,956	0	0	2	2	2,958	2
Residential property loans	241	7	1	3	11	252	3
Other collateralized loans	10	0	0	0	0	10	0
Uncollateralized loans	638	0	0	0	0	638	0
Total	$52,851	$28	$1	$5	$34	$52,885	$54
__________

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

For the three months ended March 31, 2017 and 2016 there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended March 31, 2017 and 2016, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. During the three months ended March 31, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. As of March 31, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, there were no private debt commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$4,070	$4,059
Hedge funds	2,852	2,660
Real estate-related	1,216	1,291
Total joint ventures and limited partnerships	8,138	8,010
Real estate held through direct ownership(1)	2,216	2,195
Other(2)	1,096	1,078
Total other long-term investments	$11,450	$11,283
__________

(1)	As of both March 31, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $659 million.

(2)
Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Net Investment Income

The following table sets forth net investment income by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Fixed maturities, available-for-sale(1)	$2,795	$2,623
Fixed maturities, held-to-maturity(1)	54	51
Equity securities, available-for-sale	85	79
Trading account assets	242	254
Commercial mortgage and other loans	537	555
Policy loans	152	154
Short-term investments and cash equivalents	44	33
Other long-term investments	332	99
Gross investment income	4,241	3,848
Less: investment expenses	(180)	(178)
Net investment income	$4,061	$3,670
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth realized investment gains (losses), net, by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Fixed maturities	$174	$(73)
Equity securities	256	28
Commercial mortgage and other loans	14	27
Investment real estate	6	0
Joint ventures and limited partnerships	(11)	(41)
Derivatives(1)	(11)	1,944
Other	(1)	(4)
Realized investment gains (losses), net	$427	$1,881
__________

(1)	Includes the hedged item offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$329	$312
Fixed maturity securities, available-for-sale—all other	27,951	28,526
Equity securities, available-for-sale	2,682	2,599
Derivatives designated as cash flow hedges(1)	1,118	1,316
Other investments(2)	(19)	(21)
Net unrealized gains (losses) on investments	$32,061	$32,732
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of March 31, 2017, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following tables set forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$990	$7,319	$0	$0	$8,309
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	1	0	0	0	1
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	2	0	0	0	2
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	223	0	0	223
Equity securities	0	0	0	0	0
Total securities sold under agreements to repurchase	$993	$7,542	$0	$0	$8,535

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$950	$6,417	$0	$0	$7,367
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	0	0	0	0	0
U.S. corporate public securities	0	0	0	0	0
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	6	0	0	0	6
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	233	0	0	233
Equity securities	0	0	0	0	0
Total securities sold under agreements to repurchase	$956	$6,650	$0	$0	$7,606

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the composition of “Cash collateral for loaned securities,” as of the dates indicated:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$44	$0	$0	$0	$44
Obligations of U.S. states and their political subdivisions	45	0	0	0	45
Foreign government bonds	425	0	0	0	425
U.S. corporate public securities	2,723	0	0	0	2,723
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	590	0	0	0	590
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	0	68	0	0	68
Equity securities	280	0	0	0	280
Total cash collateral for loaned securities	$4,107	$68	$0	$0	$4,175

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9	$0	$0	$0	$9
Obligations of U.S. states and their political subdivisions	18	0	0	0	18
Foreign government bonds	279	0	0	0	279
U.S. corporate public securities	2,731	0	0	0	2,731
U.S. corporate private securities	0	0	0	0	0
Foreign corporate public securities	786	0	0	0	786
Foreign corporate private securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Commercial mortgage-backed securities	0	0	0	0	0
Residential mortgage-backed securities	55	74	0	0	129
Equity securities	381	0	0	0	381
Total cash collateral for loaned securities	$4,259	$74	$0	$0	$4,333

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles commonly referred to as collateralized loan obligations (“CLOs”) and certain other vehicles for which the Company earns fee income for investment management services, including real estate funds and certain investment structures in which the Company’s asset management business invests with other co-investors in investment funds referred to as feeder funds. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. CLOs raise capital by issuing debt securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has analyzed these relationships and determined that for certain CLOs and other investment structures it is the primary beneficiary and consolidates these entities. This analysis includes a review of (1) the Company’s rights and responsibilities as investment manager and (2) variable interests (if any) held by the Company. The assets of these VIEs are restricted and must be used first to settle liabilities of the VIE. The Company is not required to provide, and has not provided, material financial or other support to any of these VIEs.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Fixed maturities, available-for-sale	$71	$65	$276	$269
Fixed maturities, held-to-maturity	84	81	820	783
Trading account assets supporting insurance liabilities	0	0	9	9
Other trading account assets	2,293	2,140	0	0
Commercial mortgage and other loans	509	503	0	0
Other long-term investments	1,154	1,083	95	114
Cash and cash equivalents	202	618	0	1
Accrued investment income	10	10	4	4
Other assets	485	424	0	1
Total assets of consolidated VIEs	$4,808	$4,924	$1,204	$1,181
Notes issued by consolidated VIEs(2)	$2,179	$2,150	$0	$0
Other liabilities	462	611	6	7
Total liabilities of consolidated VIEs	$2,641	$2,761	$6	$7
 __________

(1)
Total assets of consolidated VIEs reflects $1,450 million and $1,386 million as of March 31, 2017 and December 31, 2016, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of March 31, 2017 and December 31, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $622 million and $515 million at March 31, 2017 and December 31, 2016, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either: (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,138 million and $8,010 million as of March 31, 2017 and December 31, 2016, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

6. CLOSED BLOCK

On December 18, 2001, the date of demutualization, Prudential Insurance established a closed block for certain in force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division.

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

As of March 31, 2017 and December 31, 2016, the Company recognized a policyholder dividend obligation of $1,746 million and $1,647 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,048 million and $3,011 million at March 31, 2017 and December 31, 2016, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Closed Block liabilities
Future policy benefits	$49,091	$49,281
Policyholders’ dividends payable	962	932
Policyholders’ dividend obligation	4,794	4,658
Policyholders’ account balances	5,183	5,204
Other Closed Block liabilities	5,347	4,262
Total Closed Block liabilities	65,377	64,337
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,886	38,696
Other trading account assets, at fair value	307	283
Equity securities, available-for-sale, at fair value	2,565	2,572
Commercial mortgage and other loans	9,491	9,437
Policy loans	4,607	4,660
Other long-term investments	3,083	3,020
Short-term investments	579	837
Total investments	60,518	59,505
Cash and cash equivalents	1,194	1,310
Accrued investment income	510	491
Other Closed Block assets	346	206
Total Closed Block assets	62,568	61,512
Excess of reported Closed Block liabilities over Closed Block assets	2,809	2,825
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,029	2,990
Allocated to policyholder dividend obligation	(3,048)	(3,011)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,790	$2,804

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2017
(in millions)
Balance, January 1	$4,658
Impact from earnings allocable to policyholder dividend obligation	99
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	37
Balance, March 31	$4,794

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues
Premiums	$605	$622
Net investment income	650	618
Realized investment gains (losses), net	273	(98)
Other income (loss)	34	(7)
Total Closed Block revenues	1,562	1,135
Benefits and Expenses
Policyholders’ benefits	789	807
Interest credited to policyholders’ account balances	33	33
Dividends to policyholders	593	247
General and administrative expenses	97	103
Total Closed Block benefits and expenses	1,512	1,190
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	50	(55)
Income tax expense (benefit)	37	(66)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$13	$11

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2016	660.1	230.5	429.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	2.9	(2.9)
Stock-based compensation programs(1)	0.0	(2.6)	2.6
Balance, March 31, 2017	660.1	230.8	429.3
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017. As of March 31, 2017, 2.9 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $312 million.

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

Class B Stock

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

From December 18, 2001, the date of demutualization, through December 31, 2014, the Company organized its principal operations into the Financial Services Businesses and the Closed Block Business, and had two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE: PRU), reflected the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and did not trade on any exchange, reflected the performance of the Closed Block Business.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	570	(319)	(12)	239
Amounts reclassified from AOCI	1	(490)	56	(433)
Income tax benefit (expense)	(62)	293	(15)	216
Balance, March 31, 2017	$(464)	$17,655	$(2,548)	$14,643

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	727	9,389	(19)	10,097
Amounts reclassified from AOCI	6	24	53	83
Income tax benefit (expense)	(176)	(3,211)	(12)	(3,399)
Balance, March 31, 2016	$(530)	$21,975	$(2,379)	$19,066
__________

(1)
Includes cash flow hedges of $1,118 million and $1,316 million as of March 31, 2017 and December 31, 2016, respectively, and $896 million and $1,165 million as of March 31, 2016 and December 31, 2015, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2017	2016
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(1)	$(6)	Realized investment gains (losses), net
Total foreign currency translation adjustment	(1)	(6)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(1)	(1)	(3)
Cash flow hedges—Currency/Interest rate	61	22	(3)
Net unrealized investment gains (losses) on available-for-sale securities	430	(45)
Total net unrealized investment gains (losses)	490	(24)	(4)
Amortization of defined benefit pension items:
Prior service cost	1	2	(5)
Actuarial gain (loss)	(57)	(55)	(5)
Total amortization of defined benefit pension items	(56)	(53)
Total reclassifications for the period	$433	$(83)
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
Net investment gains (losses) on investments arising during the period	25				(9)	16
Reclassification adjustment for (gains) losses included in net income	(8)				3	(5)
Reclassification adjustment for OTTI losses excluded from net income(1)	0				0	0
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		2			(1)	1
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(5)		2	(3)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1)	0	(1)
Balance, March 31, 2017	$329	$(3)	$(11)	$(48)	$(102)	$165
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI and VOBA	Future Policy Benefits and Policyholders’ Account Balances	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$32,420	$(1,056)	$(1,136)	$(2,980)	$(9,234)	$18,014
Net investment gains (losses) on investments arising during the period	(206)				74	(132)
Reclassification adjustment for (gains) losses included in net income	(482)				173	(309)
Reclassification adjustment for OTTI losses excluded from net income(2)	0				0	0
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(45)			17	(28)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(48)		20	(28)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(41)	14	(27)
Balance, March 31, 2017	$31,732	$(1,101)	$(1,184)	$(3,021)	$(8,936)	$17,490
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended March 31,
	2017			2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,372			$1,369
Less: Income (loss) attributable to noncontrolling interests	3			33
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	17			15
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,352	429.9	$3.14	$1,321	445.3	$2.97
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$17			$15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	16			14
Stock options		2.5			1.4
Deferred and long-term compensation programs		0.9			0.9
Exchangeable Surplus Notes	4	5.8		4	5.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,357	439.1	$3.09	$1,326	453.2	$2.93

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2017 and 2016, as applicable, were based on 5.3 million and 5.1 million of such awards, respectively, weighted for the period they were outstanding.

Stock options and shares related to deferred and long-term compensation programs that are considered antidilutive are excluded from the computation of diluted earnings per share. Stock options are considered antidilutive based on application of the treasury stock method or in the event of a net loss available to holders of Common Stock. Shares related to deferred and long-term compensation programs are considered antidilutive in the event of a net loss available to holders of Common Stock. For the periods indicated, the number of stock options and shares related to deferred and long-term compensation programs that were considered antidilutive and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2017		2016
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.2	$110.45	3.9	$83.25
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.5		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.7		3.9

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2017	December 31, 2016
	($ in millions)
Commercial paper:
Prudential Financial	$65	$65
Prudential Funding, LLC	656	525
Subtotal commercial paper	721	590
Current portion of long-term debt(1)	694	543
Total short-term debt(2)	$1,415	$1,133
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$233	$292
Daily average commercial paper outstanding	$1,129	$1,020
Weighted average maturity of outstanding commercial paper, in days	31	21
Weighted average interest rate on outstanding short-term debt(3)	0.71%	0.43%
__________

(1)	Includes $73 million that has recourse only to real estate investment property at both March 31, 2017 and December 31, 2016.
(2) Includes Prudential Financial debt of $536 million and $535 million at March 31, 2017 and December 31, 2016, respectively.

(3)	Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2017, no amounts were drawn on the credit facilities.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017	December 31, 2016

	(in millions)
Fixed-rate notes:
Surplus notes	$840	$840
Surplus notes subject to set-off arrangements(4)	4,503	4,403
Senior notes	9,235	9,236
Mortgage debt(1)	161	177
Floating-rate notes:
Surplus notes	499	499
Surplus notes subject to set-off arrangements(4)	1,456	1,456
Senior notes(2)	914	1,063
Mortgage debt(3)	425	409
Junior subordinated notes	5,819	5,817
Subtotal	23,852	23,900
Less: assets under set-off arrangements(4)	5,959	5,859
Total long-term debt(5)	$17,893	$18,041
 __________

(1)	Includes $66 million and $82 million of debt denominated in foreign currency at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $56 million and $55 million of debt denominated in foreign currency at March 31, 2017 and December 31, 2016, respectively.

(3)	Includes $221 million of debt denominated in foreign currency at March 31, 2017 and December 31, 2016.

(4)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(5)	Includes Prudential Financial debt of $15,390 million and $15,389 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2017, the Company established a new $1.0 billion captive financing facility to finance non-economic reserves required under Guideline AXXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of March 31, 2017, $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of March 31, 2017, the outstanding balance of the Company’s medium-term notes was $9.6 billion.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of March 31, 2017, the outstanding balance of retail notes was $460 million.

Mortgage Debt. As of March 31, 2017, the Company’s subsidiaries had mortgage debt of $659 million that has recourse only to real estate property held for investment by those subsidiaries. The aggregate amount remains unchanged from December 31, 2016, as a prepayment of $41 million was offset by new borrowings of $40 million.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, service and earnings during their career.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Components of net periodic (benefit) cost
Service cost	$71	$62	$5	$5
Interest cost	119	125	20	23
Expected return on plan assets	(195)	(189)	(25)	(26)
Amortization of prior service cost	(1)	(1)	0	(1)
Amortization of actuarial (gain) loss, net	48	45	9	10
Settlements	0	1	0	0
Special termination benefits	3	0	0	0
Net periodic (benefit) cost	$45	$43	$9	$11

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

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$1	$36
Current period yield adjustments	$121	$127
Principal source of earnings	$(8)	$10
__________

(1)
In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to divested businesses as results of “Divested businesses,” discussed below.

Terminated Hedges of Foreign Currency Earnings. The amounts shown in the table above primarily reflect the impact of an intercompany arrangement between Corporate and Other operations and the International Insurance segment, pursuant to which non-U.S. dollar-denominated earnings for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations may execute forward currency contracts with third parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP, so the resulting profits or losses are recorded in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $14 million and $12 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was a $136 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic Guaranteed Investment Contracts (“GICs”) of $40 million and $39 million for the three months ended March 31, 2017 and 2016, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 14 for additional information on synthetic GICs.

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

Other items reflected as adjustments to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net gains (losses) from:
Other trading account assets	$33	$(22)
Foreign currency exchange movements	$(127)	$(321)
Other activities	$1	$3

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

Reconciliation of adjusted operating income and net income (loss)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$468	$328
Retirement	397	219
Asset Management	196	165
Total U.S. Retirement Solutions and Investment Management division	1,061	712
Individual Life	118	120
Group Insurance	34	26
Total U.S. Individual Life and Group Insurance division	152	146
International Insurance	799	779
Total International Insurance division	799	779
Corporate and Other operations	(352)	(312)
Total Corporate and Other	(352)	(312)
Total segment adjusted operating income before income taxes	1,660	1,325
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(66)	1,418
Charges related to realized investment gains (losses), net	104	(1,080)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	44	216
Change in experience-rated contractholder liabilities due to asset value changes	(12)	(130)
Divested businesses:
Closed Block division	34	(73)
Other divested businesses	6	31
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(28)	25
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,742	$1,732

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues		Total Assets
	Three Months Ended March 31,		March 31, 2017	December 31, 2016
	2017	2016
	(in millions)
Individual Annuities	$1,215	$1,109	$174,564	$170,861
Retirement	1,937	1,893	175,143	173,509
Asset Management	756	706	48,695	49,255
Total U.S. Retirement Solutions and Investment Management division	3,908	3,708	398,402	393,625
Individual Life	1,445	1,366	79,819	77,524
Group Insurance	1,383	1,320	41,080	40,642
Total U.S. Individual Life and Group Insurance division	2,828	2,686	120,899	118,166
International Insurance	5,409	5,044	203,230	197,119
Total International Insurance division	5,409	5,044	203,230	197,119
Corporate and Other operations	(138)	(146)	11,738	13,001
Total Corporate and Other	(138)	(146)	11,738	13,001
Total	12,007	11,292	734,269	721,911
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(66)	1,418
Charges related to realized investment gains (losses), net	(22)	88
Investment gains (losses) on trading account assets supporting insurance liabilities, net	44	216
Divested businesses:
Closed Block division	1,557	1,129	63,096	62,051
Other divested businesses	181	194
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(31)	(8)
Total per Unaudited Interim Consolidated Financial Statements	$13,670	$14,329	$797,365	$783,962

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Asset Management segment intersegment revenues	$172	$170

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes at interim periods. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of operating joint ventures.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net of taxes.”

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $395 million, or 22.7% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first quarter of 2017, compared to $368 million, or 21.2% of income (loss) before income taxes and equity in earnings of operating joint ventures in the first quarter of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the first quarter of 2017 also includes a $21 million tax benefit, as a result of the Company’s adoption of ASU 2016-09 regarding employee share-based payments. Under prior guidance, such tax benefits related to employee share-based payments would have been reported in “Additional paid-in capital.” See Note 2 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,905	$10	$	$23,915
Obligations of U.S. states and their political subdivisions	0	9,904	5		9,909
Foreign government bonds	0	99,112	136		99,248
U.S. corporate public securities	0	82,969	131		83,100
U.S. corporate private securities(2)	0	31,389	1,431		32,820
Foreign corporate public securities	0	28,677	70		28,747
Foreign corporate private securities	0	21,572	479		22,051
Asset-backed securities(3)	0	6,355	5,725		12,080
Commercial mortgage-backed securities	0	12,651	49		12,700
Residential mortgage-backed securities	0	4,010	137		4,147
Subtotal	0	320,544	8,173		328,717
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	306	0		306
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	758	227		985
Corporate securities	0	17,180	217		17,397
Asset-backed securities(3)	0	970	736		1,706
Commercial mortgage-backed securities	0	2,048	1		2,049
Residential mortgage-backed securities	0	1,156	2		1,158
Equity securities	1,692	228	546		2,466
All other(5)	186	11,988	1	(10,778)	1,397
Subtotal	1,878	34,828	1,730	(10,778)	27,658
Equity securities, available-for-sale	6,245	3,633	265		10,143
Commercial mortgage and other loans	0	191	0		191
Other long-term investments	15	100	78	(4)	189
Short-term investments	3,497	1,618	1		5,116
Cash equivalents	3,692	5,021	6		8,719
Other assets	0	0	0		0
Subtotal excluding separate account assets	15,327	365,935	10,253	(10,782)	380,733
Separate account assets(6)	40,642	225,645	1,975		268,262
Total assets	$55,969	$591,580	$12,228	$(10,782)	$648,995
Future policy benefits(7)	$0	$0	$7,640	$	$7,640
Other liabilities	2	5,779	27	(5,581)	227
Notes issued by consolidated VIEs	0	0	1,854		1,854
Total liabilities	$2	$5,779	$9,521	$(5,581)	$9,721

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,784	$0	$	$23,784
Obligations of U.S. states and their political subdivisions	0	9,687	5		9,692
Foreign government bonds	0	96,132	124		96,256
U.S. corporate public securities	0	81,350	261		81,611
U.S. corporate private securities(2)	0	30,434	1,354		31,788
Foreign corporate public securities	0	28,166	71		28,237
Foreign corporate private securities	0	20,393	487		20,880
Asset-backed securities(3)	0	7,591	4,344		11,935
Commercial mortgage-backed securities	0	12,690	14		12,704
Residential mortgage-backed securities	0	4,335	197		4,532
Subtotal	0	314,562	6,857		321,419
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	301	0		301
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	714	227		941
Corporate securities	0	16,992	188		17,180
Asset-backed securities(3)	0	1,086	329		1,415
Commercial mortgage-backed securities	0	2,061	1		2,062
Residential mortgage-backed securities	0	1,208	2		1,210
Equity securities	1,690	214	487		2,391
All other(5)	208	13,259	1	(11,708)	1,760
Subtotal	1,898	36,029	1,235	(11,708)	27,454
Equity securities, available-for-sale	6,033	3,450	265		9,748
Commercial mortgage and other loans	0	519	0		519
Other long-term investments	44	106	7	(8)	149
Short-term investments	5,623	1,558	1		7,182
Cash equivalents	3,885	4,421	0		8,306
Other assets	0	0	0		0
Subtotal excluding separate account assets	17,483	360,645	8,365	(11,716)	374,777
Separate account assets(6)	38,915	221,253	1,849		262,017
Total assets	$56,398	$581,898	$10,214	$(11,716)	$636,794
Future policy benefits(7)	$0	$0	$8,238	$	$8,238
Other liabilities	8	6,284	22	(5,945)	369
Notes issued by consolidated VIEs	0	0	1,839		1,839
Total liabilities	$8	$6,284	$10,099	$(5,945)	$10,446
__________

(1)
“Netting” amounts represent cash collateral of $5,201 million and $5,771 million as of March 31, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with fair value of $1,556 million and $1,456 million as of March 31, 2017 and December 31, 2016, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”

(5)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

(6)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)
As of March 31, 2017, the net embedded derivative liability position of $7.6 billion includes $1.3 billion of embedded derivatives in an asset position and $8.9 billion of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $8.2 billion includes $1.2 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2017 and December 31, 2016, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Other Long-Term Investments—Other long-term investments shown in the hierarchy table include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are primarily investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities, equity securities and mutual funds), as well as wholly-owned real estate held within other investment funds. For the unconsolidated fund investments, where the Company has elected the fair value option, the fair value is primarily determined by the fund managers and is measured at net asset value (“NAV”) as a practical expedient.

Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measure at NAV per share (or its equivalent). At March 31, 2017 and December 31, 2016, the fair values of such investments were $1,771 million and $1,579 million, respectively.

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

Separate Account Assets—Separate account assets shown in the hierarchy table include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” and “Equity Securities.” Separate account assets included in the fair value hierarchy, excludes investments in entities that calculate net asset value per share (or its equivalent). Such investments excluded from the fair value hierarchy, include real estate, hedge funds and other invested assets. At March 31, 2017 and December 31, 2016, the fair value of such investments were $25,543 million and $25,619 million, respectively.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits and guaranteed minimum income and withdrawal benefits, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended March 31, 2017, $46 million were transferred from Level 1 to Level 2 and $57 million were transferred from Level 2 to Level 1. During the three months ended March 31, 2016, $254 million were transferred from Level 1 to Level 2 and $18 million were transferred from Level 2 to Level 1.

Level 3 Assets and Liabilities by Price Source—The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2017
	Internal(1)	External(2)	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$10	$10
Obligations of U.S. states and their political subdivisions	5	0	5
Foreign government bonds	0	363	363
Corporate securities(3)	1,916	412	2,328
Asset-backed securities(4)	140	6,321	6,461
Commercial mortgage-backed securities	14	36	50
Residential mortgage-backed securities	14	125	139
Equity securities	169	642	811
Other long-term investments	5	73	78
Short-term investments	1	0	1
Cash equivalents	6	0	6
Other assets	1	0	1
Subtotal excluding separate account assets	2,271	7,982	10,253
Separate account assets	1,045	930	1,975
Total assets	$3,316	$8,912	$12,228
Future policy benefits	$7,640	$0	$7,640
Other liabilities	27	0	27
Notes issued by consolidated VIEs	0	1,854	1,854
Total liabilities	$7,667	$1,854	$9,521

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Internal(1)	External(2)	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$5	$0	$5
Foreign government bonds	0	351	351
Corporate securities(3)	1,848	513	2,361
Asset-backed securities(4)	148	4,525	4,673
Commercial mortgage-backed securities	14	1	15
Residential mortgage-backed securities	18	181	199
Equity securities	143	609	752
Other long-term investments	6	1	7
Short-term investments	1	0	1
Other assets	1	0	1
Subtotal excluding separate account assets	2,184	6,181	8,365
Separate account assets	1,179	670	1,849
Total assets	$3,363	$6,851	$10,214
Future policy benefits	$8,238	$0	$8,238
Other liabilities	22	0	22
Notes issued by consolidated VIEs	0	1,839	1,839
Total liabilities	$8,260	$1,839	$10,099
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

	As of March 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,916	Discounted cash flow	Discount rate	0.66%	-	20%	5.96%	Decrease
		Liquidation	Liquidation value	15.93%	-	16.10%	16.02%	Increase
Liabilities:
Future policy benefits(4)	$7,640	Discounted cash flow	Lapse rate(5)	0%	-	13%		Decrease
			NPR spread(6)	0.19%	-	1.42%		Decrease
			Utilization rate(7)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	-	14%		Decrease
			Equity volatility curve	14%	-	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,848	Discounted cash flow	Discount rate	0.70%	-	20%	7.12%	Decrease
		Market comparables	EBITDA multiples(3)	4.0X	-	4.0X	4.0X	Increase
		Liquidation	Liquidation value	15.19%	-	98.68%	91.72%	Increase
Liabilities:
Future policy benefits(4)	$8,238	Discounted cash flow	Lapse rate(5)	0%	-	13%		Decrease
			NPR spread(6)	0.25%	-	1.50%		Decrease
			Utilization rate(7)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2017 and December 31, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Separate Account Assets—In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statements of Financial Position. As a result, changes in value associated with these investments are not reflected in the Company’s Unaudited Interim Consolidated Statements of Operations. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Commercial Mortgage Loans—Separate account assets include $852 million and $971 million of commercial mortgage loans as of March 31, 2017 and December 31, 2016, respectively, that are classified as Level 3 and reported at fair value. Commercial mortgage loans are primarily valued internally using discounted cash flow techniques, as described further under “—Fair Value of Financial Instruments.” The primary unobservable input used is the spread to discount cash flows, which ranged from 1.12% to 2.79% (1.31% weighted average) as of March 31, 2017, and 1.19% to 2.90% (1.37% weighted average) as of December 31, 2016. In isolation, an increase (decrease) in the value of this input would result in a lower (higher) fair value measurement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$261	$1,354	$71	$487
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	52	0	(8)
Included in other comprehensive income (loss)	0	0	0	0	(2)	0	15
Net investment income	0	0	0	0	9	0	0
Purchases	0	0	1	2	28	0	4
Sales	0	0	0	(140)	(1)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(7)	(33)	(1)	(18)
Foreign currency translation	0	0	5	2	1	2	4
Other(1)	10	0	0	(10)	0	0	0
Transfers into Level 3(2)	0	0	7	41	54	3	0
Transfers out of Level 3(2)	0	0	(1)	(18)	(31)	(5)	(5)
Fair Value, end of period	$10	$5	$136	$131	$1,431	$70	$479
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$(8)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Fixed Maturities Available-For-Sale
	Asset- Backed(5)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,344	$14	$197
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	0	0
Included in other comprehensive income (loss)	1	0	(1)
Net investment income	3	0	0
Purchases	739	35	8
Sales	(9)	0	(1)
Issuances	0	0	0
Settlements	(410)	0	(10)
Foreign currency translation	10	0	2
Other(1)	(1)	0	0
Transfers into Level 3(2)	1,644	0	3
Transfers out of Level 3(2)	(598)	0	(61)
Fair Value, end of period	$5,725	$49	$137
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(5)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$227	$188	$329	$1	$2	$487	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	(1)	3	0	0	0	21	0
Net investment income	1	0	0	0	0	0	0
Purchases	0	42	194	0	0	15	0
Sales	0	(3)	0	0	0	(9)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(30)	(18)	0	0	(6)	0
Foreign currency translation	0	0	1	0	0	6	0
Other(1)	0	0	1	0	0	1	0
Transfers into Level 3(2)	0	21	259	0	0	31	0
Transfers out of Level 3(2)	0	(4)	(30)	0	0	0	0
Fair Value, end of period	$227	$217	$736	$1	$2	$546	$1
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$(1)	$1	$0	$0	$0	$21	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Cash Equivalents	Other Assets
	(in millions)
Fair Value, beginning of period	$265	$7	$1	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	(8)
Other income	0	0	0	0	0
Included in other comprehensive income (loss)	11	0	0	0	0
Net investment income	0	0	0	2	0
Purchases	7	0	0	0	8
Sales	(19)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	0	0	0	0
Foreign currency translation	3	0	0	0	0
Other(1)	(1)	71	0	4	0
Transfers into Level 3(2)	0	0	0	0	0
Transfers out of Level 3(2)	(1)	0	0	0	0
Fair Value, end of period	$265	$78	$1	$6	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(4)	$0	$0	$(8)
Other income	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	875	(6)	(15)
Other Income	0	0	0	0
Interest credited to policyholders’ account balances	24	0	0	0
Net investment income	0	0	0	0
Purchases	155	0	0	0
Sales	(4)	0	0	0
Issuances	0	(275)	0	0
Settlements	(206)	0	1	0
Foreign currency translation	0	(2)	0	0
Other(1)	0	0	0	0
Transfers into Level 3(2)	191	0	0	0
Transfers out of Level 3(2)	(34)	0	0	0
Fair Value, end of period	$1,975	$(7,640)	$(27)	$(1,854)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$813	$(6)	$(15)
Other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$23	$0	$0	$0

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Fixed Maturities Available-For-Sale
	Asset- Backed(5)	Commercial Mortgage- Backed	Residential Mortgage- Backed
	(in millions)
Fair Value, beginning of period	$4,048	$38	$183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	0
Included in other comprehensive income (loss)	(44)	0	3
Net investment income	4	0	0
Purchases	176	8	0
Sales	0	(34)	0
Issuances	0	0	0
Settlements	(33)	(1)	(9)
Foreign currency translation	34	0	16
Other(1)	89	0	0
Transfers into Level 3(2)	850	0	0
Transfers out of Level 3(2)	(557)	0	0
Fair Value, end of period	$4,568	$11	$193
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$(1)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Trading Account Assets
	Foreign Government	Corporate	Asset- Backed(5)	Commercial Mortgage- Backed	Residential Mortgage- Backed	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$596	$3	$4	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	0	0
Other income	0	(10)	(5)	0	0	2	0
Net investment income	0	0	0	0	0	0	0
Purchases	2	3	18	0	0	1	0
Sales	0	0	(1)	0	0	(11)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(15)	(1)	0	0	(75)	0
Foreign currency translation	0	0	0	0	0	29	0
Other(1)	0	(15)	17	(2)	0	18	(4)
Transfers into Level 3(2)	0	87	115	0	0	28	0
Transfers out of Level 3(2)	0	(25)	(128)	0	0	0	0
Fair Value, end of period	$36	$228	$611	$1	$4	$581	$1
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Other income	$0	$(10)	$(4)	$0	$0	$2	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	25
Other income	0	0	0
Included in other comprehensive income (loss)	5	0	0
Net investment income	0	0	0
Purchases	24	0	4
Sales	(13)	0	0
Issuances	0	0	0
Settlements	(13)	0	0
Foreign currency translation	15	0	0
Other(1)	0	(30)	0
Transfers into Level 3(2)	7	0	0
Transfers out of Level 3(2)	0	0	0
Fair Value, end of period	$292	$19	$36
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$25
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Separate Account Assets(4)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(2,380)	0	101
Other Income	0	0	0	(19)
Interest credited to policyholders’ account balances	(12)	0	0	0
Net investment income	6	0	0	0
Purchases	162	0	0	0
Sales	(60)	0	0	0
Issuances	0	(254)	0	0
Settlements	(33)	0	0	0
Foreign currency translation	0	(1)	0	0
Other(1)	0	0	0	5,569
Transfers into Level 3(2)	197	0	0	0
Transfers out of Level 3(2)	(88)	0	0	0
Fair Value, end of period	$2,168	$(11,069)	$(2)	$(2,946)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,425)	$0	$101
Other Income	$0	$0	$0	$(19)
Interest credited to policyholders’ account balances	$(12)	$0	$0	$0
__________

(1)
Other as of March 31, 2017, primarily represents consolidation of a VIE and reclassifications of certain assets between reporting categories. Other as of March 31, 2016, primarily represents deconsolidations of certain previously consolidated collateralized loan obligations and reclassifications of certain assets between reporting categories.

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

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$33	$8,665	$5	$	$8,703
Currency	0	255	0		255
Credit	0	1	0		1
Currency/Interest Rate	0	2,791	0		2,791
Equity	0	179	0		179
Commodity	0	0	0		0
Netting(1)				(10,782)	(10,782)
Total derivative assets	$33	$11,891	$5	$(10,782)	$1,147
Derivative Liabilities:
Interest Rate	$0	$4,364	$2	$	$4,366
Currency	0	476	0		476
Credit	0	15	0		15
Currency/Interest Rate	0	463	0		463
Equity	2	462	0		464
Commodity	0	0	0		0
Netting(1)				(5,581)	(5,581)
Total derivative liabilities	$2	$5,780	$2	$(5,581)	$203

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$55	$9,269	$6	$	$9,330
Currency	0	375	0		375
Credit	0	1	0		1
Currency/Interest Rate	0	3,174	0		3,174
Equity	0	203	0		203
Commodity	0	0	0		0
Netting(1)				(11,716)	(11,716)
Total derivative assets	$55	$13,022	$6	$(11,716)	$1,367
Derivative Liabilities:
Interest Rate	$1	$4,515	$2	$	$4,518
Currency	0	893	0		893
Credit	0	25	0		25
Currency/Interest Rate	0	365	0		365
Equity	6	483	0		489
Commodity	0	0	0		0
Netting(1)				(5,945)	(5,945)
Total derivative liabilities	$7	$6,281	$2	$(5,945)	$345
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2017, as well as the portion of gains or losses included in income for the three months ended March 31, 2017, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other	0	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$0	$3
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other(1)	(30)	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$2	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0
Other income	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis.  The fair value measurement is nonrecurring as these assets are measured at fair value only when there is evidence of impairment. Assets included in the table are those that were impaired, and therefore measured at fair value, during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2017	2016
	(in millions)
Commercial mortgage loans(1):
Carrying value after measurement as of period end	$41	$0
Realized investment gains (losses) net	$0	$0
Mortgage servicing rights(2):
Carrying value after measurement as of period end	$84	$88
Realized investment gains (losses) net	$2	$1
Cost method investments(3):
Carrying value after measurement as of period end	$77	$108
Realized investment gains (losses) net	$(10)	$(30)
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

(2)
Mortgage servicing rights are revalued based on internal models which utilize inputs. The fair value for mortgage servicing rights is determined using a discounted cash flow model incorporating assumptions for servicing revenues, adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	Three Months Ended March 31,
	2017	2016
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0
Other changes in fair value	$0	$0
Other long-term investments:
Changes in fair value	$54	$(51)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$15	$(81)

Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported.

Interest income on commercial mortgage and other loans is included in net investment income. The Company recorded $2 million of interest income for both the three months ended March 31, 2017 and 2016, respectively, on fair value option loans. Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The fair values and aggregate contractual principal amounts of commercial mortgage and other loans, for which the fair value option has been elected, were $191 million and $186 million, respectively, as of March 31, 2017, and $519 million and $508 million, respectively, as of December 31, 2016. As of March 31, 2017, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans are more than 90 days past due and still accruing.

The fair value of other long-term investments was $1,748 million as of March 31, 2017 and $1,556 million as of December 31, 2016.

The fair values and aggregate contractual principal amounts of limited recourse notes issued by consolidated VIEs, for which the fair value option has been elected at issuance, were $1,854 million and $1,886 million, respectively, as of March 31, 2017, and $1,839 million and $1,886 million, respectively as of December 31, 2016. Interest expense recorded for these liabilities was $22 million and $38 million for the three months ended March 31, 2017 and 2016, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,545	$1,007	$2,552	$2,166
Trading account assets	0	25	0	25	25
Commercial mortgage and other loans	0	135	54,987	55,122	53,469
Policy loans	1	0	11,892	11,893	11,893
Short-term investments	0	59	0	59	59
Cash and cash equivalents	4,407	182	0	4,589	4,589
Accrued investment income	0	3,231	0	3,231	3,231
Other assets	48	2,526	685	3,259	3,259
Total assets	$4,456	$7,703	$68,571	$80,730	$78,691
Liabilities:
Policyholders’ account balances—investment contracts	$0	$42,176	$59,134	$101,310	$100,819
Securities sold under agreements to repurchase	0	8,535	0	8,535	8,535
Cash collateral for loaned securities	0	4,175	0	4,175	4,175
Short-term debt	0	1,204	223	1,427	1,415
Long-term debt(4)	1,315	15,953	2,856	20,124	17,893
Other liabilities	0	5,485	722	6,207	6,207
Separate account liabilities—investment contracts	0	70,391	29,383	99,774	99,774
Total liabilities	$1,315	$147,919	$92,318	$241,552	$238,818

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,526	$998	$2,524	$2,144
Trading account assets	0	150	0	150	150
Commercial mortgage and other loans	0	139	53,625	53,764	52,260
Policy loans	1	0	11,754	11,755	11,755
Short-term investments	0	326	0	326	326
Cash and cash equivalents	4,945	876	0	5,821	5,821
Accrued investment income	0	3,204	0	3,204	3,204
Other assets	54	1,976	658	2,688	2,688
Total assets	$5,000	$8,197	$67,035	$80,232	$78,348
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,653	$58,392	$100,045	$99,719
Securities sold under agreements to repurchase	0	7,606	0	7,606	7,606
Cash collateral for loaned securities	0	4,333	0	4,333	4,333
Short-term debt	0	1,077	73	1,150	1,133
Long-term debt(4)	1,267	15,705	2,957	19,929	18,041
Other liabilities	0	6,540	696	7,236	7,236
Separate account liabilities—investment contracts	0	71,010	27,578	98,588	98,588
Total liabilities	$1,267	$147,924	$89,696	$238,887	$236,656
__________

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measure at NAV per share (or its equivalent). At March 31, 2017 and December 31, 2016, the fair values of these cost method investments were $1,686 million and $1,514 million, respectively. The carrying value of these investments were $1,486 million and $1,478 million as of March 31, 2017 and December 31, 2016, respectively.

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

(3)
As of March 31, 2017, excludes notes with fair value and carrying amount of $4,412 million and $4,403 million, respectively. As of December 31, 2016, excludes notes with both fair value and carrying amount of $4,403 million. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of March 31, 2017, includes notes with fair value and carrying amount of $5,968 million and $5,959 million, respectively. As of December 31, 2016, includes notes with both fair value and carrying amount of $5,859 million. These amounts have been offset with the associated receivables under a netting agreement.

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

The Company also uses swaptions, interest rate caps and interest rate floors to manage interest rate risk. A swaption is an option to enter into a swap at a future date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions and interest rate caps and floors are included in interest rate options.

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

Foreign Exchange Contracts

Currency derivatives, including currency futures, options, forwards and swaps, are contracts used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Under currency swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount and corresponding currency interest rate. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $1,147 million and $1,367 million as of March 31, 2017 and December 31, 2016, respectively, and total derivative liabilities of $203 million and $345 million as of March 31, 2017 and December 31, 2016, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying/Instrument Type	March 31, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,044	$15	$(100)	$1,117	$17	$(111)
Foreign Currency
Foreign Currency Forwards	184	3	0	167	3	(1)
Currency/Interest Rate
Foreign Currency Swaps	15,675	1,748	(105)	14,737	1,956	(54)
Total Qualifying Hedges	$16,903	$1,766	$(205)	$16,021	$1,976	$(166)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$166,200	$8,466	$(4,125)	$162,131	$8,969	$(4,274)
Interest Rate Futures	31,308	33	0	31,183	55	(1)
Interest Rate Options	13,241	182	(140)	13,290	289	(132)
Interest Rate Forwards	684	2	(2)	321	0	(1)
Foreign Currency
Foreign Currency Forwards	19,973	252	(476)	21,042	372	(892)
Foreign Currency Options	91	0	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,941	1,042	(358)	12,336	1,218	(311)
Credit
Credit Default Swaps	882	1	(15)	918	1	(25)
Equity
Equity Futures	64	0	0	1,371	0	(5)
Equity Options	13,405	134	(111)	12,020	102	(93)
Total Return Swaps	17,430	46	(352)	18,167	101	(390)
Commodity
Commodity Futures	0	0	0	1	0	0
Synthetic GICs	77,535	5	0	77,197	5	0
Total Non-Qualifying Derivatives	$353,754	$10,163	$(5,579)	$350,070	$11,112	$(6,124)
Total Derivatives(1)	$370,657	$11,929	$(5,784)	$366,091	$13,088	$(6,290)
__________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $7,658 million and $8,252 million as of March 31, 2017 and December 31, 2016, respectively, primarily included in “Future policy benefits.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$11,841	$(10,782)	$1,059	$(708)	$351
Securities purchased under agreement to resell	232	0	232	(232)	0
Total assets	$12,073	$(10,782)	$1,291	$(940)	$351
Offsetting of Financial Liabilities:
Derivatives(1)	$5,764	$(5,581)	$183	$(181)	$2
Securities sold under agreement to repurchase	8,535	0	8,535	(8,535)	0
Total liabilities	$14,299	$(5,581)	$8,718	$(8,716)	$2

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,987	$(11,716)	$1,271	$(399)	$872
Securities purchased under agreement to resell	1,016	0	1,016	(1,016)	0
Total assets	$14,003	$(11,716)	$2,287	$(1,415)	$872
Offsetting of Financial Liabilities:
Derivatives(1)	$6,281	$(5,945)	$336	$(299)	$37
Securities sold under agreement to repurchase	7,606	0	7,606	(7,606)	0
Total liabilities	$13,887	$(5,945)	$7,942	$(7,905)	$37
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$8	$(6)	$0	$0	$0	$0
Currency	2	0	0	0	0	0
Total fair value hedges	10	(6)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	3
Currency/Interest Rate	0	44	(39)	0	0	(201)
Total cash flow hedges	0	44	(39)	(1)	0	(198)
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(147)	0	0	0	0	0
Currency	38	0	(1)	0	0	0
Currency/Interest Rate	(87)	0	0	0	0	0
Credit	10	0	0	0	0	0
Equity	(704)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	876	0	0	0	0	0
Total non-qualifying hedges	(14)	0	(1)	0	0	0
Total	$(4)	$38	$(40)	$(1)	$0	$(201)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(14)	$(9)	$0	$0	$0	$0
Currency	11	0	0	0	0	0
Total fair value hedges	(3)	(9)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	(8)
Currency/Interest Rate	0	28	(9)	0	0	(261)
Total cash flow hedges	0	28	(9)	(1)	0	(269)
Net investment hedges
Currency	0	0	0	0	0	(8)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(8)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,490	0	0	0	0	0
Currency	499	0	(1)	0	0	0
Currency/Interest Rate	(489)	0	(1)	0	0	0
Credit	(16)	0	0	0	0	0
Equity	(227)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,319)	0	0	0	0	0
Total non-qualifying hedges	1,938	0	(2)	0	0	0
Total	$1,935	$19	$(11)	$(1)	$0	$(277)
__________

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2016	$1,316
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2017	(138)
Amount reclassified into current period earnings	(60)
Balance, March 31, 2017	$1,118

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using March 31, 2017 values, it is estimated that a pre-tax gain of approximately $170 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2018, offset by amounts pertaining to the hedged items. As of March 31, 2017, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $533 million and $536 million as of March 31, 2017 and December 31, 2016, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $109 million and $112 million as of March 31, 2017 and December 31, 2016, respectively. These credit derivatives are reported at fair value as an asset of $1 million and an asset of less than $1 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, these credit derivatives’ notionals had the following NAIC ratings: $48 million in NAIC 1; $48 million in NAIC 2; $5 million in NAIC 3; $1 million in NAIC 4; $3 million in NAIC 5; and $4 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $50 million reported at fair value as a liability of less than $1 million as of both March 31, 2017 and December 31, 2016. As of March 31, 2017, these credit derivatives’ notional amounts of $50 million had a NAIC rating of NAIC 1. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 4 years, while the credit protection on the index references have maturities of less than 30 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance as further disclosed below.

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative was $500 million and was reported at fair value as of March 31, 2017 and December 31, 2016 as a liability of $7 million and $17 million, respectively, and has a maturity date of December 14, 2047. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2017 and December 31, 2016, the Company had $223 million and $256 million of outstanding notional amounts reported at fair value as a liability of $8 million for both periods.

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

The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value at the reporting date. To reduce credit exposures, the Company seeks to: enter into OTC derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty, and enter into agreements that allow the use of credit support annexes, some of which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Cleared derivatives are transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on, or after, June 10, 2013, related to guidelines under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). The Company also enters into exchange-traded futures and certain options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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

A majority of the Company’s derivative agreements have zero thresholds which require full collateralization by the party in a liability position. The Company also has derivative agreements with non-zero thresholds; if the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments in a net liability position may request full collateralization. In addition, certain of the Company’s derivative agreements with counterparties contain credit-risk related contingent features; if the Company’s credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination at the then fair value of the derivative resulting in settlement.

As of March 31, 2017, there were no net liability derivative positions with non-zero thresholds and/or downgrading of credit ratings; as such all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2017	December 31, 2016
	(in millions)
Total outstanding mortgage loan commitments	$2,240	$1,984
Portion of commitment where prearrangement to sell to investor exists	$438	$454

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2017	December 31, 2016
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$5,433	$6,002
Expected to be funded from separate accounts	$594	$374

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	March 31, 2017	December 31, 2016
	(in millions)
Indemnification provided to certain securities lending clients	$5,816	$5,352
Fair value of related collateral associated with above indemnifications	$5,943	$5,465
Accrued liability associated with guarantee	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In the normal course of business, the Company may facilitate securities lending transactions on behalf of certain client accounts (collectively, “the accounts”) for which the Company is also the investment advisor and/or the asset manager. In certain of these arrangements, the Company has provided an indemnification to the accounts to hold them harmless against losses caused by counterparty (i.e., borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the accounts at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. The Company believes the possibility of any payments under these indemnities is remote.

Credit Derivatives Written

As discussed further in Note 14, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

Guarantees of Asset Values

	March 31, 2017	December 31, 2016
	(in millions)
Guaranteed value of third parties’ assets	$77,535	$77,197
Fair value of collateral supporting these assets	$78,181	$77,760
Asset associated with guarantee, carried at fair value	$5	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2017	December 31, 2016
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,414	$1,371
First-loss exposure portion of above	$428	$416
Accrued liability associated with guarantees	$14	$13

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $11,643 million and $11,445 million of mortgages subject to these loss-sharing arrangements as of March 31, 2017 and December 31, 2016, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2017, these mortgages had a weighted-average debt service coverage ratio of 1.86 times and a weighted-average loan-to-value ratio of 59%. As of December 31, 2016, these mortgages had a weighted-average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the three months ended March 31, 2017 and 2016, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Guarantees

	March 31, 2017	December 31, 2016
	(in millions)
Other guarantees where amount can be determined	$38	$58
Accrued liability for other guarantees and indemnifications	$3	$3

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $31 million and $51 million as of March 31, 2017 and December 31, 2016, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Wells Fargo MyTerm Sales

Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, et al.
In February 2017, the Amended Complaint was withdrawn with prejudice.
Huffman v. The Prudential Insurance Company of America
In February 2017, all parties filed motions for summary judgment.
Rosen v. PRIAC, et al.

In March 2017, Plaintiff filed a voluntary notice of dismissal with prejudice as to Ferguson Enterprises, Inc. and Capital Partners, LLC d/b/a Captrust Financial Advisors.

Residential Mortgage-Backed Securities Trustee Litigation

PICA et al. v. Citibank N.A.—In April 2017, Citibank filed a motion for summary judgment in the federal court action.
PICA et al. v. Deutsche Bank, et al.—In February 2017, the Court issued a decision regarding Defendants’ motion to dismiss the amended complaint: (i) sustaining Plaintiffs’ breach of contract claims concerning the failure to remedy known servicing violations as to all sixty-two trusts at issue; (ii) sustaining Plaintiffs’ breach of contract claims concerning the failure to enforce seller representation and warranty claims as to forty-one trusts, and dismissing such claims as to the remaining twenty-one trusts; (iii) dismissing Plaintiffs’ claim for breach of fiduciary duty; and (iv) dismissing Plaintiffs’ claim for breach of duty to avoid conflicts of interest.
PICA et al. v. HSBC, et al.—In January 2017, Plaintiffs filed a motion seeking class certification and appointing class representatives and class counsel.
PICA et al. v. Wells Fargo Bank, et al.—In March 2017, the federal court issued an order concerning Defendant’s motion to dismiss as to the Indenture trusts: (i) sustaining plaintiffs’ breach of contract claims; plaintiffs’ claims for violations of the Trust Indenture Act of 1939; and plaintiffs’ claims for breach of the duty to avoid conflicts of interest; and (ii) dismissing plaintiffs’ claims for breach of fiduciary duty as duplicative of the sustained contract claims.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In February 2017, the Court issued an order holding that antitrust claims cannot be asserted against entities affiliated with a bank that participated in the setting of LIBOR, if they were not involved in the setting of LIBOR. Combined with the Court’s December 2016 ruling, the Funds’ New Jersey antitrust claims were dismissed for lack of personal jurisdiction, while their antitrust claims continue in the New York and North Carolina actions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2017, compared with December 31, 2016, and its consolidated results of operations for the three months ended March 31, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.299 trillion of assets under management as of March 31, 2017, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Regulatory Developments

DOL Fiduciary Rules

In April 2017, the U.S. Department of Labor (“DOL”) announced a 60-day delay of the applicability date of its new fiduciary rules from April 10, 2017 to June 9, 2017 to allow for an examination of the rules as directed by President Trump in February 2017. In addition, the DOL changed certain aspects of the rules’ requirements during the new transition period, which is June 9, 2017 through January 1, 2018. We are reviewing the delay notice to determine how it will affect us during the new transition period.

Presidential Memorandum Regarding the Financial Stability Oversight Council

In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's process for designating non-bank financial companies for supervision by the Board of Governors of the Federal Reserve System and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the memorandum will ultimately have on the designation process or the Company.

For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of a Low Interest Rate Environment

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decision in March 2017 to further raise short-term interest rates. Market conditions and events make uncertain the timing, amount and impact of future monetary policy decisions by the Federal Reserve. Given this continued low rate environment, our current reinvestment yields remain lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.5% of the fixed maturity security and commercial mortgage loan portfolios through 2018. The general account for these operations has approximately $185 billion of such assets (based on net carrying value) as of March 31, 2017. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.5% as of March 31, 2017, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $185 billion of fixed maturity securities and commercial mortgage loans are approximately $96 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 5%. Of this $96 billion, approximately 70% contains provisions for prepayment premiums. The reinvestment of scheduled payments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

As of March 31, 2017, these operations have approximately $179 billion of insurance liabilities and policyholder account balances. Of this amount, approximately $109 billion represents long duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $179 billion of insurance liabilities and policyholder account balances also includes approximately $55 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures.

The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2017, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.0	$0.3	$0.0	$0.0	$1.8
1.00% - 1.99%	1.8	12.3	2.9	1.3	0.1	18.4
2.00% - 2.99%	2.0	0.5	1.9	1.0	0.2	5.6
3.00% - 4.00%	27.4	0.5	0.1	0.1	0.0	28.1
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$32.5	$14.3	$5.2	$2.4	$0.3	$54.7
Percentage of total	59%	26%	10%	4%	1%	100%
 __________

(1)	Includes approximately $1.1 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of the $179 billion of insurance liabilities and policyholder account balances in these operations represent participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.45% for the period from April 1, 2017 through December 31, 2018, and credit spreads remain unchanged from levels as of March 31, 2017, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $11 million in 2017 and $49 million in 2018. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $55 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. Recently, the Bank of Japan has been pursuing further expansionary monetary policy resulting in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment mode allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results,” below.

As of March 31, 2017, our Japanese operations have $153 billion of insurance liabilities and policyholder account balances. Of this amount, $120 billion is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $24 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. However, for these contracts, most of the current crediting rates are at or near contractual minimums. Although we have the ability to lower crediting rates in some cases for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2017 new money yields were 25 basis points lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2017 by approximately $10 to $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues	$13,670	$14,329
Benefits and expenses	11,928	12,597
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,742	1,732
Income tax expense (benefit)	395	368
Income (loss) before equity in earnings of operating joint ventures	1,347	1,364
Equity in earnings of operating joint ventures, net of taxes	25	5
Net income (loss)	1,372	1,369
Less: Income attributable to noncontrolling interests	3	33
Net income (loss) attributable to Prudential Financial, Inc.	$1,369	$1,336

The $33 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2017 compared to the first quarter of 2016 reflected the following notable items:

•
$1,472 million favorable variance reflecting changes to the way we manage interest rate risks for certain products. This variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between our Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•
$602 million net favorable variance primarily from foreign currency remeasurement, higher operating results from our business segments and income in the current period compared to a loss in the prior period from our Closed Block division; and

•
$72 million favorable variance from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,238 million unfavorable variance reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$875 million lower net realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of operating joint ventures” as presented in our Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$468	$328
Retirement	397	219
Asset Management	196	165
Total U.S. Retirement Solutions and Investment Management division	1,061	712
Individual Life	118	120
Group Insurance	34	26
Total U.S. Individual Life and Group Insurance division	152	146
International Insurance	799	779
Total International Insurance division	799	779
Corporate and Other operations	(352)	(312)
Total Corporate and Other	(352)	(312)
Total segment adjusted operating income before income taxes	1,660	1,325
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(66)	1,418
Charges related to realized investment gains (losses), net(2)	104	(1,080)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	44	216
Change in experience-rated contractholder liabilities due to asset value changes(4)	(12)	(130)
Divested businesses(5):
Closed Block division	34	(73)
Other divested businesses	6	31
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(28)	25
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,742	$1,732
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

(6)
Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income before income taxes and equity in earnings of operating joint ventures as they are reflected on an after-tax U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2017 increased in comparison to the prior year period, primarily reflecting a favorable comparative impact from changes in the estimated profitability of the business, higher asset-based fee income and higher net investment spread results driven by higher income on non-coupon investments.

Retirement. Segment results for the first quarter of 2017 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and a higher contribution from reserve experience.

Asset Management. Segment results for the first quarter of 2017 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses.

Individual Life. Segment results for the first quarter of 2017 decreased in comparison to the prior year period, primarily reflecting higher general and administrative expenses and an unfavorable impact from mortality experience, net of reinsurance, partially offset by a higher contribution from net investment spread results.

Group Insurance. Segment results for the first quarter of 2017 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and favorable underwriting results in our group disability business, partially offset by less favorable underwriting results in our group life business.

International Insurance. Segment results for the first quarter of 2017 increased in comparison to the prior year period, inclusive of a net unfavorable impact from foreign currency exchange rates. Excluding the impact of currency fluctuations, the increase in segment results reflects growth of business in force and a higher contribution from net investment results, partially offset by less favorable comparative mortality experience and higher expenses, including those supporting business growth.

Corporate and Other operations. The results for the first quarter of 2017 reflected increased losses in comparison to the prior year period driven by higher levels of compensation and corporate initiative expenses, partially offset by lower interest expense, higher net investment income and higher income from our qualified pension plan.

Closed Block Division. The Closed Block division results for the first quarter of 2017 increased in comparison to the prior year period, primarily driven by an increase in net realized investment gains and higher net investment income, partially offset by an increase in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP, but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses.

See Note 11 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and International Insurance businesses, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts.

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

Separately, our Japanese insurance operations offer a variety of non-yen denominated products, primarily comprised of U.S. and Australian dollar-denominated products that are supported by investments in corresponding currencies. Our Gibraltar Life Insurance Company, Ltd.’s (“Gibraltar Life”) operations are structured such that the U.S. and Australian dollar-denominated businesses are disaggregated into separate divisions, each with its own functional currency that aligns with the underlying products and investments.

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

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our U.S. dollar-equivalent shareholder return on equity from our Japanese insurance subsidiaries as of the dates indicated.

	March 31, 2017	December 31, 2016
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.5	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	13.0	12.6
Other	0.1	0.1
Subtotal	13.1	12.7
Dual currency and synthetic dual currency investments(3)	0.7	0.7
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.8	13.4
Total hedges	$15.3	$15.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $37.0 billion and $36.2 billion as of March 31, 2017 and December 31, 2016, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar-denominated cash flows.

The U.S. dollar-denominated investments that hedge the impact of foreign currency exchange rate movements on U.S. dollar-equivalent earnings and shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by employing internal hedging strategies between a subsidiary of Prudential Financial and these yen-based entities. These internal hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities.

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

Impact of foreign currency exchange rate movements on earnings

The financial results of our International Insurance, Retirement and Asset Management segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, as further discussed below, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the three months ended March 31, 2017, approximately 23% of the segment’s earnings were yen-based and, as of March 31, 2017, we have hedged 100% of expected yen-based earnings for 2017 and 80% and 36% of expected yen-based earnings for 2018 and 2019, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these intercompany arrangements, our International Insurance segment’s results for 2017 and 2016 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 112 and 106 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1130 and 1100 Korean won per U.S. dollar, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

For Retirement, Asset Management and currencies other than the yen or Korean won within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Retirement and Asset Management segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$2	$27
Retirement	1	1
Asset Management	1	1
Impact of intercompany arrangements(1)	4	29
Corporate and Other operations:
Impact of intercompany arrangements(1)	(4)	(29)
Settlement gains (losses) on forward currency contracts(2)	2	36
Net benefit (detriment) to Corporate and Other operations	(2)	7
Net impact on consolidated revenues and adjusted operating income	$2	$36
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of March 31, 2017 and 2016, the notional amount of these forward currency contracts within our Corporate and Other operations were $2.7 billion and $2.4 billion, respectively, of which $1.5 billion and $1.8 billion, respectively, were related to our Japanese insurance operations.

Impact of products denominated in non-local currencies on U.S. GAAP earnings

While all of our international insurance operations offer products denominated in local currency, several also offer products denominated in non-local currencies, most notably our Japanese operations, which offer U.S. and Australian dollar-denominated products. The non-local currency-denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency-denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings.

In the first quarter of 2015, we implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $4.3 and $4.4 billion as of March 31, 2017 and December 31, 2016, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 6% of the $4.3 billion balance as of March 31, 2017 will be recognized throughout the remainder of 2017, approximately 8% will be recognized in 2018, and a majority of the remaining balance will be recognized from 2019 through 2024.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews estimates and assumptions used in the preparation of financial statements on an ongoing basis. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2017, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.

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

Results of Operations by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results:
Revenues	$1,215	$1,109
Benefits and expenses	747	781
Adjusted operating income	468	328
Realized investment gains (losses), net, and related adjustments	(16)	2,359
Related charges	97	(926)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$549	$1,761

Adjusted Operating Income

Adjusted operating income increased $140 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $68 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, and higher net investment spread results. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects higher average variable annuity account values due to market appreciation as well as the impact of greater efficiencies in managing product risks associated with the asset-liability management strategy that was implemented in the third quarter of 2016, as discussed under “—Asset Liability Management (“ALM”) Strategy” below. The increase in net investment spread results reflects higher investment income on non-coupon investments. Higher amortization costs and higher net operating expenses, including those supporting business growth initiatives, partially offset the overall net increase.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $19 million and a net charge of $53 million in the first quarter of 2017 and 2016, respectively. The net benefit in the first quarter of 2017 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions. The net charge in the first quarter of 2016 primarily reflected the impact of unfavorable fund performance relative to indices, as well as the net impact of equity market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $106 million. Excluding a $7 million net increase related to the impacts of certain changes in our estimated profitability of business, as discussed above, revenues increased $99 million. Higher average variable annuity account values drove increases in policy charges and fee income, and asset management and service fees and other income. The increase in net investment income was driven by higher income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $34 million. Excluding a $65 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses increased $31 million. General and administrative expenses, net of capitalization, increased $23 million driven by higher asset management costs and higher asset-based commissions due to higher average account values, as well as from higher net operating expenses, including those supporting business growth initiatives. Amortization of DAC increased $11 million, driven by higher fee income, as discussed above.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, fee income can be impacted by fee rate structures within certain products that contain predetermined fee rate changes over the life of the contract or by the mix of sales reflecting the varying fee rate structures within our product lines. Our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, the impact of market value changes, which can be either positive or negative, and policy charges. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, have impacted, and may continue to impact, our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$156,783	$152,945	$152,733
Sales	1,440	2,017	7,477
Surrenders and withdrawals	(2,353)	(1,779)	(8,455)
Net sales	(913)	238	(978)
Benefit payments	(497)	(443)	(1,848)
Net flows	(1,410)	(205)	(2,826)
Change in market value, interest credited and other activity	5,851	850	14,012
Policy charges	(905)	(857)	(3,600)
Ending total account value	$160,319	$152,733	$160,319
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $156.8 billion and $149.2 billion as of March 31, 2017 and 2016, respectively. Fixed annuity account values were $3.5 billion as of both March 31, 2017 and 2016.

Net sales for the three months ended March 31, 2017, decreased in comparison to the prior year period, reflecting higher surrenders and withdrawals and lower gross sales. The decline in gross sales for the three months ended March 31, 2017, compared to the prior year period, was largely driven by product actions taken in the second half of 2016 and uncertainty stemming from the DOL fiduciary rules.

The increase in account values for the twelve months ended March 31, 2017, was largely driven by favorable changes in the market value of contractholder funds, partially offset by contract charges on contractholder accounts and benefit payments.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features, an Asset Liability Management Strategy and External Reinsurance.

Product Design Features

A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we intend to manage through our ALM strategy.

	As of March 31,	As of December 31,
	2017	2016
	(in millions)
U.S. GAAP liability (including non-performance risk)	$7,593	$8,179
Non-performance risk adjustment	6,382	7,136
Subtotal	13,975	15,315
Adjustments including risk margins and valuation methodology differences	(4,971)	(5,663)
Economic liability managed through the ALM strategy	$9,004	$9,652

As of March 31, 2017, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(1) (in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$48	$(362)
Change in portions of U.S. GAAP liability, before NPR(4)	632	(667)
Change in the NPR adjustment	(753)	3,378
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	(73)	2,349
Related benefit (charge) to amortization of DAC and other costs	11	(932)
Net impact of assumption updates and other refinements	0	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$(62)	$1,417
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $0 million and $(1,135) million for the three months ended March 31, 2017 and 2016, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments. These fixed income instruments are designated as available-for-sale; therefore, changes in fair value are not reported in the Unaudited Interim Consolidated Statements of Operations but rather through “Other comprehensive income (loss), before tax” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For the first quarter of 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $62 million. Net hedging impacts reflect a $48 million net benefit, primarily driven by declining interest rate volatility. Changes in the NPR adjustment resulted in a $753 million net charge, driven by the tightening of credit spreads and net decreases in the base embedded derivative liability before NPR primarily due to equity market appreciation and rising swap rates. Each of these items resulted in partial offsets included in the $11 million related benefit to amortization of DAC and other costs.

For the first quarter of 2016, the net impact of $1,417 million primarily reflected a $3,378 million net benefit from the change in the NPR adjustment, driven by net increases in the base embedded derivative liability before NPR primarily due to declining interest rates and widening credit spreads. This impact was partially offset by a $362 million net charge from changes in the value of our historically defined hedge target and related hedge positions, primarily driven by unfavorable liability basis and fund underperformance relative to indices. Each of these items resulted in partial offsets included in the $932 million related charge to amortization of DAC and other costs.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

Through March 31, 2016, we reinsured living benefit guarantees issued by our domestic statutory life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”), in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, living benefit guarantees and certain retirement products were recaptured by certain of our domestic statutory life insurance companies. The ALM strategy described above is executed within these domestic insurance companies. After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into Prudential Annuities Life Assurance Corporation (“PALAC”).

External Reinsurance

Between April 1, 2015 and December 31, 2016, we reinsured approximately 50% of the new business related to “highest daily” living benefits guarantees on our Highest Daily Lifetime Income (“HDI”) v.3.0 product to Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty. During that time period, we ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts.

Product Specific Risks and Risk Mitigants

As noted above, the risks associated with our products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated.

	March 31, 2017		December 31, 2016		March 31, 2016
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$109,163	69%	$106,585	69%	$105,379	71%
ALM strategy only	9,416	6%	9,409	6%	9,739	7%
Automatic rebalancing only	1,123	1%	1,168	1%	1,320	1%
External reinsurance(3)	3,025	2%	2,932	2%	1,893	1%
PDI	8,295	5%	7,926	5%	5,590	3%
Other Products	2,761	2%	2,730	2%	2,780	2%
Total living benefit/GMDB features	$133,783		$130,750		$126,701
GMDB features and other(4)	23,047	15%	22,545	15%	22,545	15%
Total variable annuity account value	$156,830		$153,295		$149,246
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered most new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

The risk profile of our variable annuity account values as of the periods above reflects our product risk diversification strategy and the runoff of legacy products over time.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results(1):
Revenues	$1,937	$1,893
Benefits and expenses	1,540	1,674
Adjusted operating income	397	219
Realized investment gains (losses), net, and related adjustments	0	(23)
Related charges	(4)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	56	322
Change in experience-rated contractholder liabilities due to asset value changes	(24)	(236)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$425	$281
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

Adjusted Operating Income

Adjusted operating income increased $178 million, primarily driven by higher net investment spread results, a higher contribution from reserve experience and higher fee income. The increase in net investment spread results primarily reflected higher income on non-coupon investments and growth in average account values. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts and a large structured settlement case in the current year period. The increase in fee income reflected an increase in per participant charges and growth in average account values, partially offset by lower margins on full service account values.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $44 million. Net investment income increased $129 million, primarily reflecting higher income on non-coupon investments and growth in average account values. Policy charges and fee income, asset management and service fees and other income increased $42 million primarily from higher fee income. Partially offsetting these increases was a $127 million decrease in premiums, primarily driven by lower sales of structured settlement contracts. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $134 million. Policyholders’ benefits, including the change in policy reserves, decreased $143 million, primarily related to the decrease in premiums discussed above. Partially offsetting this decrease was a $11 million increase in interest credited to policyholders’ account balances primarily driven by growth in average account values.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017
	(in millions)
Full Service:
Beginning total account value	$202,802	$188,961	$190,953
Deposits and sales	6,736	6,656	22,008
Withdrawals and benefits	(6,690)	(5,286)	(21,531)
Change in market value, interest credited and interest income and other activity	7,552	622	18,970
Ending total account value	$210,400	$190,953	$210,400
Net additions (withdrawals)	$46	$1,370	$477
Institutional Investment Products:
Beginning total account value	$183,376	$179,964	$180,819
Additions(1)	4,042	2,061	18,121
Withdrawals and benefits	(4,241)	(2,783)	(13,619)
Change in market value, interest credited and interest income	1,229	2,198	4,330
Other(2)	709	(621)	(4,536)
Ending total account value	$185,115	$180,819	$185,115
Net additions (withdrawals)	$(199)	$(722)	$4,502
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2017, “other” activity also includes $1,731 million in receipts offset by $1,409 million in payments related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended March 31, 2017, primarily reflected the favorable changes in the market value of customer funds. The decrease in net additions for the three months ended March 31, 2017, compared to the prior year period, was primarily driven by higher large plan lapses and lower large plan sales as well as higher participant withdrawals in the current year period.

The increase in institutional investment products account values for the twelve months ended March 31, 2017, primarily reflected net additions resulting from pension risk transfer transactions, net sales of investment-only stable value accounts and funding agreement issuances. The decrease in net withdrawals for the three months ended March 31, 2017, compared to the prior year period, was primarily driven by additions related to pension risk transfer transactions in the current year period, partially offset by investment-only stable value accounts net withdrawals in the current year period compared to net additions in the prior year period.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results(1):
Revenues	$756	$706
Expenses	560	541
Adjusted operating income	196	165
Realized investment gains (losses), net, and related adjustments	(1)	8
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	31
Income (loss) before income taxes and equity in earnings of operating joint ventures	$198	$204
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

Adjusted Operating Income

Adjusted operating income increased $31 million. Higher asset management fees, net of related expenses, reflect an increase in average assets under management as a result of net fixed income inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016. This increase was partially offset by an accelerated recognition of expenses related to certain long-term compensation program changes, which are discussed further in “Revenues and Expenses” and “—Corporate and Other,” below. Higher other related revenues, net of associated expenses, reflect higher strategic investing results driven by favorable investment performance and higher commercial mortgage results, partially offset by lower fixed income fund-related incentive fees.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$275	$242
Retail customers(1)	185	169
General account	115	113
Total asset management fees	575	524
Other related revenues by source:
Incentive fees	7	45
Transaction fees	7	3
Strategic investing	22	4
Commercial mortgage(2)	22	19
Total other related revenues(3)	58	71
Service, distribution and other revenues(4)	123	111
Total revenues	$756	$706
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $21 million for both the three months ended March 31, 2017 and 2016.

Revenues, as shown in the table above, increased $50 million. Total asset management fees increased $51 million, primarily as a result of net inflows within fixed income, market appreciation, and the impact of a favorable fee rate modification within certain real estate funds, as discussed above. Service, distribution and other revenues increased $12 million reflecting higher service and other fees. Other related revenues decreased $13 million, primarily due to lower fixed income fund-related incentive fees, partially offset by higher strategic investing results driven by favorable market performance and higher commercial mortgage results.

Expenses, as shown in the table above under “—Operating Results,” increased $19 million, primarily as a result of the accelerated recognition of $26 million of expenses related to certain long-term compensation program changes, as noted above and discussed further in “—Corporate and Other,” below.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2017	December 31, 2016	March 31, 2016
	(in billions)
Assets Under Management (at fair market value):
Institutional customers:
Equity	$61.1	$59.3	$59.2
Fixed income	343.8	332.2	304.1
Real estate	40.3	40.0	40.3
Institutional customers(1)	445.2	431.5	403.6
Retail customers:
Equity	117.0	112.4	116.0
Fixed income	98.8	94.5	80.5
Real estate	1.8	2.3	2.1
Retail customers(2)	217.6	209.2	198.6
General account:
Equity	6.6	6.4	6.4
Fixed income	397.8	391.3	392.4
Real estate	1.7	1.7	2.0
General account	406.1	399.4	400.8
Total assets under management	$1,068.9	$1,040.1	$1,003.0
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017
	(in billions)
Institutional Customers:
Beginning assets under management	$431.5	$389.1	$403.6
Net additions (withdrawals), excluding money market activity:
Third-party	0.5	(2.6)	8.4
Third-party via affiliates(1)	(0.4)	1.3	(0.9)
Total	0.1	(1.3)	7.5
Market appreciation (depreciation)	10.8	13.7	21.2
Other increases (decreases)(2)	2.8	2.1	12.9
Ending assets under management	$445.2	$403.6	$445.2
Retail Customers:
Beginning assets under management	$209.2	$197.3	$198.6
Net additions (withdrawals), excluding money market activity:
Third-party	0.1	(0.5)	1.0
Third-party via affiliates(1)	(1.9)	1.5	(3.9)
Total	(1.8)	1.0	(2.9)
Market appreciation (depreciation)	10.2	(0.4)	19.8
Other increases (decreases)(2)	0.0	0.7	2.1
Ending assets under management	$217.6	$198.6	$217.6
General Account:
Beginning assets under management	$399.4	$376.7	$400.8
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	3.0	0.7	11.2
Total	3.0	0.7	11.2
Market appreciation (depreciation)	2.7	15.0	1.0
Other increases (decreases)(2)	1.0	8.4	(6.9)
Ending assets under management	$406.1	$400.8	$406.1
__________

(1)
Represents assets that our Asset Management segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $5.3 billion and $6.7 billion for the three months ended March 31, 2017 and 2016, respectively, and gains of $1.2 billion for the twelve months ended March 31, 2017.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31,
	2017	2016
	(in millions)
Co-Investments:
Real estate	$173	$197
Fixed income	224	167
Seed Investments:
Real estate	47	55
Public equity	507	279
Fixed income	290	212
Investments Secured by Investor Equity Commitments	4	0
Total	$1,245	$910

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results:
Revenues	$1,445	$1,366
Benefits and expenses	1,327	1,246
Adjusted operating income	118	120
Realized investment gains (losses), net, and related adjustments	(43)	312
Related charges	19	(180)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$94	$252

Adjusted Operating Income

Adjusted operating income decreased $2 million, primarily reflecting higher general and administrative expenses, including expenses related to business growth initiatives, and an unfavorable impact from mortality experience, net of reinsurance, driven by the variance between the actual mortality experience and the mortality expectations used for purposes of recording certain reserves and amortizing DAC and other costs. These decreases were partially offset by a higher contribution from net investment spread results reflecting higher income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $79 million. Net investment income increased $46 million primarily reflecting higher income on non-coupon investments, higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity. Policy charges and fee income, asset management and service fees and other income increased $27 million primarily driven by continued growth in our universal life business, partially offset by a decrease in the amortization of unearned revenue reserves, driven by the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $81 million. Policyholders’ benefits and interest credited to account balances increased $40 million primarily reflecting continued universal life business growth and an unfavorable impact from mortality experience, as discussed above. General and administrative expenses, net of capitalization, increased $32 million primarily driven by higher operating expenses including business growth initiatives. Interest expense increased $15 million related to higher reserve financing costs. Partially offsetting these increases was a $6 million decrease in the amortization of DAC, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$42	$49	$8	$40	$48
Guaranteed Universal Life(1)	6	47	53	7	44	51
Other Universal Life(1)	8	13	21	8	12	20
Variable Life	6	17	23	6	20	26
Total	$27	$119	$146	$29	$116	$145
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 13% and 13% of Guaranteed Universal Life and 1% and 5% of Other Universal Life annualized new business premiums for the three months ended March 31, 2017 and 2016, respectively.

Annualized new business premiums for the three months ended March 31, 2017 were comparable to the prior year period as higher universal life sales were mostly offset by lower variable life sales.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results:
Revenues	$1,383	$1,320
Benefits and expenses	1,349	1,294
Adjusted operating income	34	26
Realized investment gains (losses), net, and related adjustments	(5)	0
Related charges	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$29	$26
Benefits ratio(1):
Group life	92.2%	89.4%
Group disability	74.3%	82.2%
Total group insurance	89.1%	88.1%
Administrative operating expense ratio(2):
Group life	10.8%	10.8%
Group disability	29.4%	31.9%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Adjusted operating income increased $8 million, primarily reflecting a larger contribution from net investment spread results, driven by higher returns on non-coupon investments and favorable underwriting results in our group disability business. These increases were partially offset by less favorable underwriting in our group life business, and higher expenses, net of fees. The underwriting results in our group disability business reflect the impact of fewer new claims and the absence of other claims-related charges in the first quarter of 2016. The underwriting results in our group life business primarily reflect less favorable claim experience on non-experience-rated contracts and the absence of a favorable impact from a reserve refinement in the first quarter of 2016.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $63 million. The increase reflected $38 million of higher premiums and policy charges and fee income, primarily driven by higher premiums on existing experience-rated contracts in our group life business with corresponding offsets in benefits and expenses, below. Net investment income increased $19 million driven by higher income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $55 million. This increase primarily reflected higher policyholder benefits and changes in reserves in our group life business, driven by less favorable claims experience on non-experience-rated contracts and experience-rated contracts, and the absence of a favorable impact from a reserve refinement in the first quarter of 2016, as discussed above.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Annualized new business premiums(1):
Group life	$186	$232
Group disability	115	79
Total	$301	$311
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums decreased $10 million compared to the three months ended March 31, 2016, primarily driven by lower sales in our group life business reflecting higher than normal sales in the prior year period including a single large client sale, partially offset by sales to new clients in our group disability business.

International Insurance Division

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 112 yen per U.S. dollar and Korean won at a rate of 1130 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,778	$2,559
Gibraltar Life and Other operations	2,631	2,485
Total revenues	5,409	5,044
Benefits and expenses:
Life Planner operations	2,370	2,149
Gibraltar Life and Other operations	2,240	2,116
Total benefits and expenses	4,610	4,265
Adjusted operating income:
Life Planner operations	408	410
Gibraltar Life and Other operations	391	369
Total adjusted operating income	799	779
Realized investment gains (losses), net, and related adjustments	212	507
Related charges	(7)	(5)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(12)	(106)
Change in experience-rated contractholder liabilities due to asset value changes	12	106
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(25)	(8)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$979	$1,273

Adjusted Operating Income

Adjusted operating income from our Life Planner operations decreased $2 million, including a net unfavorable impact of $13 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $11 million, primarily reflecting the growth of business in force in our Japan and Brazil operations, and a higher contribution from net investment results primarily from higher income on non-coupon investments partially offset by lower reinvestment yields. These favorable impacts were partially offset by less favorable comparative mortality experience and higher expenses, including those supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations increased $22 million including a net unfavorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $24 million, primarily reflecting the growth of business in force, including a full quarter of income in the current period from the indirect investment in AFP Habitat in Chile compared to one month of income in the prior year period (AFP Habitat was acquired in March 2016), and a higher contribution from net investment results primarily from higher income on non-coupon investments. These favorable impacts were partially offset by less favorable comparative mortality experience and higher expenses, including those supporting business growth.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $219 million including a net favorable impact of $32 million from currency fluctuations, as discussed above. Excluding the impact of currency fluctuations, revenues increased $187 million. This increase was primarily driven by higher premiums and policy charges and fee income of $137 million related to the growth of business in force, as discussed above. Net investment income increased $34 million primarily reflecting higher income on non-coupon investments.

Benefits and expenses of our Life Planner operations increased $221 million including a net unfavorable impact of $45 million from currency fluctuations, as discussed above. Excluding the impact of currency fluctuations, benefits and expenses increased $176 million. Policyholder benefits, including changes in reserves, increased $123 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $37 million primarily due to higher operating expenses, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $146 million including a net favorable impact of $33 million from currency fluctuations, as discussed above. Excluding the impact of currency fluctuations, revenues increased $113 million driven by business growth, as discussed above, and higher income on non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $124 million including a net unfavorable impact of $35 million from currency fluctuations, as discussed above. Excluding the impact of currency fluctuations, benefits and expenses increased $89 million driven by an increase of $78 million in policyholder benefits, including changes in reserves, related to business growth, and an increase of $6 million in general and administrative expenses, net of capitalization, due to higher operating expenses, including those supporting business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$394	$335
Gibraltar Life	358	409
Total	$752	$744
On a constant exchange rate basis:
Life Planner operations	$463	$345
Gibraltar Life	362	419
Total	$825	$764

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

The current low interest rate environment in Japan, as discussed further in “—Overview—Impact of a Low Interest Rate Environment” above, and fluctuating currency markets have contributed to a shift in demand for certain products. Our diverse product portfolio in Japan, in terms of currency mix and premium payment mode, allows us to mitigate the negative impact from this extremely low interest rate environment. We regularly examine our yen-based product offerings and their related profitability and, as a result, we have been repricing our products and have discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of products denominated in U.S. dollars relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$278	$36	$122	$27	$463	$202	$31	$94	$18	$345
Gibraltar Life:
Life Consultants	89	14	29	37	169	90	14	27	35	166
Banks(2)	108	0	9	16	133	127	0	22	48	197
Independent Agency	33	3	19	5	60	25	4	13	14	56
Subtotal	230	17	57	58	362	242	18	62	97	419
Total	$508	$53	$179	$85	$825	$444	$49	$156	$115	$764
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 4% and 54%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2017, and 4% and 49%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2016.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $118 million. The increase primarily reflects sales in advance of premium rate increases on yen based products as well as growth in Life Planner headcount in our Japan operation, which resulted in an increase in sales of yen-denominated term life and retirement products and U.S. dollar-denominated whole life and retirement products. The increase also reflects higher sales in our Korea and Brazil operations across various product lines.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations declined $57 million. Bank channel sales declined $64 million primarily driven by a suspension of sales of yen-denominated annuity products in response to the low interest rate environment, as well as a decline in sales of yen-denominated whole life products and U.S. dollar-denominated retirement and annuity products. Independent Agency sales increased $4 million as higher sales of U.S. dollar-denominated retirement and whole life products as well as yen-denominated term life products were partially offset by lower sales of Australian dollar-denominated annuity products. Life Consultant sales increased $3 million as higher sales of U.S. dollar-denominated annuity and retirement products were partially offset by lower sales of Australian dollar-denominated annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating results:
Capital debt interest expense	$(172)	$(174)
Operating debt interest expense, net of investment income	29	(4)
Pension and employee benefits	29	20
Other corporate activities(1)	(238)	(154)
Adjusted operating income	(352)	(312)
Realized investment gains (losses), net, and related adjustments	(213)	(1,745)
Related charges	(1)	32
Divested businesses	6	31
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(566)	$(1,992)

__________

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $40 million. Net charges from other corporate activities increased $84 million, primarily reflecting certain long-term compensation program changes, discussed below, higher costs for employee compensation plans tied to equity market and company stock returns, and increased expenses related to corporate initiatives. Results for operating debt interest expense, net of investment income, improved $33 million, primarily reflecting lower interest expense resulting from efforts in 2016 to reduce leverage through senior debt maturities and early extinguishment of debt, and the impact of higher net investment income from non-coupon investments. Results from pension and employee benefits increased $9 million, primarily reflecting higher income from our qualified pension plan, including lower interest costs on plan obligations and higher expected earnings on plan assets driven by a decline in interest rates in 2016. Capital debt interest expense decreased $2 million driven by reductions in leverage.

Long-term compensation program modifications

Effective January 1, 2017, certain of our long-term compensation plans were modified to remove the proration requirements for future award grants made to retirement eligible associates who retire prior to completing a full year of service. This modification requires us to recognize certain expenses related to the impacted plans during the quarter in which the awards are granted (typically the first quarter of each year), whereas previously these expenses were generally recognized ratably over the course of the full year of the grant. This change in timing of expense recognition resulted in approximately $82 million of expenses in the first quarter of 2017 that would have been recognized over the following three quarters under the prior requisite service period requirements. Of this $82 million, $27 million was recorded within Corporate and Other, and the remaining $55 million was recognized within the other business segments. The impact to the other segment results, where significant to their results of operations, is highlighted within the MD&A for those segments.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net gains of $25 million and net losses of $1,445 million for the three months ended March 31, 2017, and 2016, respectively, related to our Capital Protection Framework. The comparative variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

Divested Businesses

Divested Businesses Included in Corporate and Other

Our income includes results from several businesses that have been or will be sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but are excluded from adjusted operating income. A summary of the results of the divested businesses reflected in our Corporate and Other operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Long-Term Care	$8	$33
Other	(2)	(2)
Total divested businesses income (loss) excluded from adjusted operating income	$6	$31

Long-Term Care. Results for the three months ended March 31, 2017 decreased compared to the prior year period primarily reflecting net realized investment losses in the current period compared to net realized investment gains in the prior year period, driven by the change in market value of derivatives used in duration management. This decrease was partially offset by higher net investment income.

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

As of March 31, 2017, the excess of actual cumulative earnings over the expected cumulative earnings was $1,746 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,048 million at March 31, 2017, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,

	2017	2016
	(in millions)
U.S. GAAP results:
Revenues	$1,557	$1,129
Benefits and expenses	1,523	1,202
Income (loss) before income taxes and equity in earnings of operating joint ventures	$34	$(73)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income before income taxes and equity in earnings of operating joint ventures increased $107 million. Results for the first quarter of 2017 reflected a $371 million increase in net realized investment gains, primarily due to gains from sales of equity securities and fixed maturities as well as more favorable changes in the value of derivatives used in risk management activities. Net investment income increased $33 million, primarily driven by higher income on non-coupon investments, partially offset by lower reinvestment rates. As a result of the above and other variances, a $99 million increase in the policyholder dividend obligation was recorded in the first quarter of 2017, compared to a $252 million reduction in the first quarter of 2016. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $428 million, primarily due to a $371 million increase in net realized investment gains and a $33 million increase in net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $321 million, primarily due to a $345 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

Income Taxes

For information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are classified as trading and are carried at fair value. These trading investments are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Trading account assets supporting insurance liabilities, at fair value” (“TAASIL”). Realized and unrealized gains (losses) for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Other long-term investments” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses. These loans are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

Our Retirement segment has two types of experience-rated products that are supported by TAASIL and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders through a corresponding adjustment to the related liability, primarily classified in the Unaudited Interim Consolidated Statements of Financial Position as “Policyholders’ account balances.” The adjustment to the liability is based on changes in the fair value of all of the related assets, including commercial mortgage and other loans, which are carried at amortized cost, less any valuation allowance. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$56	$322
Derivatives	(21)	(108)
Commercial mortgages and other loans	(1)	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(24)	(236)
Net gains (losses)	$10	$(25)
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$(12)	$(106)
Change in experience-rated contractholder liabilities due to asset value changes	12	106
Net gains (losses)	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$44	$216
Derivatives	(21)	(108)
Commercial mortgages and other loans	(1)	(3)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(12)	(130)
Net gains (losses)	$10	$(25)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $1 million and less than $1 million as of March 31, 2017 and 2016, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of less than $1 million and increases of $39 million for the three months ended March 31, 2017 and 2016, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of March 31, 2017				As of December 31, 2016
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$288,623	$6,359	$40,094	$1,814	$282,515	$5,501	$38,904	$1,356
Trading account assets:
Fixed maturities	23,618	1,183	177	0	23,143	747	160	0
Equity securities	2,336	452	130	94	2,267	429	124	58
All other(2)	1,397	1	0	0	1,760	1	0	0
Subtotal	27,351	1,636	307	94	27,170	1,177	284	58
Equity securities, available-for- sale	7,578	255	2,565	10	7,176	253	2,572	12
Commercial mortgage and other loans	191	0	0	0	519	0	0	0
Other long-term investments	186	78	3	0	146	7	3	0
Short-term investments	4,560	1	556	0	6,383	1	799	0
Cash equivalents	7,574	4	1,145	2	7,108	0	1,198	0
Other assets	0	0	0	0	0	0	0	0
Subtotal excluding separate account assets	336,063	8,333	44,670	1,920	331,017	6,939	43,760	1,426
Separate account assets	268,262	1,975	0	0	262,017	1,849	0	0
Total assets	$604,325	$10,308	$44,670	$1,920	$593,034	$8,788	$43,760	$1,426
Future policy benefits	$7,640	$7,640	$0	$0	$8,238	$8,238	$0	$0
Other liabilities(2)	227	27	0	0	368	22	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,854	1,854	0	0	1,839	1,839	0	0
Total liabilities	$9,721	$9,521	$0	$0	$10,445	$10,099	$1	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.7% and 4.3%, respectively, as of March 31, 2017, and 1.5% and 3.3%, respectively, as of December 31, 2016.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $5.6 billion of public fixed maturities as of March 31, 2017 with values primarily based on indicative broker quotes, and approximately $1.9 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $7.6 billion as of March 31, 2017. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our policies regarding OTTI for fixed maturity and equity securities, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

We use interest rate and currency derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will materially affect U.S. dollar-equivalent earnings generated by certain of our non-U.S. businesses. In addition, equity-based and interest rate derivatives hedge a portion of the risks embedded in certain variable annuity products with optional living benefit guarantees. Many of these derivative contracts do not qualify for hedge accounting; and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although the required accounting for associated assets and liabilities may or may not be similar.

Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” above.

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments and related charges and adjustments. OTTI, interest rate-related losses and credit-related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. Additionally, adjusted operating income generally excludes realized investment gains and losses from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset-liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. For additional details regarding adjusted operating income, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$154	$1,979
Closed Block division	273	(98)
Consolidated realized investment gains (losses), net	$427	$1,881
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$134	$(32)
Equity securities	26	(5)
Commercial mortgage and other loans	13	25
Derivative instruments	(20)	2,027
Other	1	(36)
Total	$154	$1,979
Related adjustments	(220)	(561)
Realized investment gains (losses), net, and related adjustments	(66)	1,418
Related charges	104	(1,080)
Realized investment gains (losses), net, and related charges and adjustments	$38	$338
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$40	$(41)
Equity securities	230	33
Commercial mortgage and other loans	1	2
Derivative instruments	9	(83)
Other	(7)	(9)
Total	$273	$(98)

PFI excluding Closed Block Division

The following table sets forth net realized gains (losses) on fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$310	$253
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(31)	(77)
Gross losses on sales and maturities	(144)	(205)
Credit-related losses on sales	(1)	(3)
Total gross realized investment losses	(176)	(285)
Realized investment gains (losses), net—Fixed Maturity Securities	$134	$(32)
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$166	$48
 __________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Amounts exclude OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net gains on sales and maturities of fixed maturity securities were $166 million and $48 million in the first quarter of 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities.

Net realized gains on equity securities were $26 million in the first quarter of 2017, primarily driven by net gains on sales of equity securities of $31 million, offset by OTTI of $5 million. Net realized losses on equity securities were $5 million in the first quarter of 2016, primarily driven by OTTI of $8 million, partially offset by net gains on sales of equity securities of $3 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the first quarter of 2017 were $13 million, primarily driven by servicing revenue of approximately $11 million in our Asset Management business. Net realized gains on commercial mortgage and other loans in the first quarter of 2016 were $25 million, primarily driven by a net decrease in the allowance for losses of $13 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality.”

Net realized losses on derivatives were $20 million in the first quarter of 2017, compared to net realized gains of $2,027 million in the first quarter of 2016. The net losses in the first quarter of 2017 primarily reflect $169 million of losses on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Partially offsetting these losses is $117 million of gains on currency derivatives primarily in Japan insurance operations used to hedge non yen-denominated investments as the Japanese yen strengthened against various currencies; and $39 million of gains primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”) which are accounted for as derivatives. The net gains in the first quarter of 2016 primarily reflect $1,092 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; $795 million of gains on interest rate derivatives used to manage duration as interest rates decreased; and $39 million of gains primarily representing the fees earned on fee-based synthetic GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2017 included net negative related adjustments of $220 million, compared to net negative related adjustments of $561 million for the first quarter of 2016. Both periods’ results were primarily driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net.” The net negative related adjustments for both periods were also driven by settlements on interest rate and currency derivatives.

 Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the first quarter of 2017 included a net related benefit of $104 million, compared to a net related charge of $1,080 million for the first quarter of 2016. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. For additional information, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Public fixed maturity securities	$4	$36
Private fixed maturity securities	27	41
Total fixed maturity securities	31	77
Equity securities	5	8
Other invested assets(1)	4	24
Total(2)	$40	$109
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$21	$1
Due to securities actively marketed for sale	1	24
Due to credit events or adverse conditions of the respective issuer(1)	9	52
Total fixed maturity securities(2)	$31	$77
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

(2)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Fixed maturity security OTTI in the first quarter of 2017 were concentrated in the finance, energy and capital goods sectors within corporate securities and were related to securities with losses from foreign currency exchange rate movements approaching maturity which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the first quarter of 2016 were concentrated in the energy, basic industry and technology sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first quarter of 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the first quarter of 2017 and 2016 were primarily due to the extent and duration of declines in values of investments in private equity limited partnerships.

Closed Block Division

Net realized gains on fixed maturity securities of $40 million for the first quarter of 2017 were primarily due to net gains of $63 million on sales and maturities, partially offset by OTTI of $23 million. Net realized losses on fixed maturity securities of $41 million for the first quarter of 2016 were primarily due to OTTI of $49 million, partially offset by net gains on sales and maturities of $8 million.

Net realized gains on equity securities were $230 million in the first quarter of 2017, primarily driven by net gains on sales of equity securities of $231 million, offset by OTTI of $1 million. Net realized gains on equity securities were $33 million in the first quarter of 2016, primarily driven by net gains on sales of equity securities of $36 million, offset by OTTI of $3 million.

Net realized gains on derivatives were $9 million in the first quarter of 2017, compared to net realized losses of $83 million in the first quarter of 2016. Derivative gains in the first quarter of 2017 primarily reflect $8 million of gains on net-long treasury futures used to manage duration as treasury rates decreased. Derivative losses in the first quarter of 2016 primarily reflect $57 million of losses on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against the euro and other currencies and $27 million of losses on net-short treasury futures used to manage duration as interest rates decreased.

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

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$247,326	64.2%	$25,877	$273,203
Public, held-to-maturity, at amortized cost	1,808	0.5	0	1,808
Private, available-for-sale, at fair value	41,037	10.7	14,217	55,254
Private, held-to-maturity, at amortized cost	358	0.1	0	358
Trading account assets supporting insurance liabilities, at fair value	21,820	5.7	0	21,820
Other trading account assets, at fair value	1,691	0.4	307	1,998
Equity securities, available-for-sale, at fair value	7,565	2.0	2,565	10,130
Commercial mortgage and other loans, at book value	43,926	11.4	9,491	53,417
Policy loans, at outstanding balance	7,286	1.9	4,607	11,893
Other long-term investments(1)	7,171	1.9	3,083	10,254
Short-term investments	4,585	1.2	579	5,164
Total general account investments	384,573	100.0%	60,726	445,299
Invested assets of other entities and operations(2)	5,588		0	5,588
Total investments	$390,161		$60,726	$450,887

	December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$243,201	64.2%	$24,917	$268,118
Public, held-to-maturity, at amortized cost	1,772	0.5	0	1,772
Private, available-for-sale, at fair value	39,074	10.3	13,987	53,061
Private, held-to-maturity, at amortized cost	372	0.1	0	372
Trading account assets supporting insurance liabilities, at fair value	21,840	5.8	0	21,840
Other trading account assets, at fair value	1,521	0.4	284	1,805
Equity securities, available-for-sale, at fair value	7,163	1.9	2,572	9,735
Commercial mortgage and other loans, at book value	42,771	11.2	9,437	52,208
Policy loans, at outstanding balance	7,095	1.9	4,660	11,755
Other long-term investments(1)	7,231	1.9	3,020	10,251
Short-term investments	6,657	1.8	837	7,494
Total general account investments	378,697	100.0%	59,714	438,411
Invested assets of other entities and operations(2)	5,829		0	5,829
Total investments	$384,526		$59,714	$444,240
__________

(1)
Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)
Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third- parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2017 was primarily due to the translation impact of the yen strengthening against the U.S. dollar and the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2017 and December 31, 2016, 42% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$125,405	$123,285
Public, held-to-maturity, at amortized cost	1,808	1,772
Private, available-for-sale, at fair value	12,762	11,646
Private, held-to-maturity, at amortized cost	358	372
Trading account assets supporting insurance liabilities, at fair value	2,277	2,166
Other trading account assets, at fair value	433	434
Equity securities, available-for-sale, at fair value	2,757	2,654
Commercial mortgage and other loans, at book value	12,241	11,700
Policy loans, at outstanding balance	2,475	2,369
Other long-term investments(1)	1,386	1,186
Short-term investments	220	398
Total Japanese general account investments	$162,122	$157,982
__________

(1)	Other long-term investments consist of investments in joint ventures and partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2017 was primarily attributable to the translation impact of the yen strengthening against the U.S. dollar and portfolio growth as a result of net business inflows and the reinvestment of net investment income.

As of March 31, 2017, our Japanese insurance operations had $56.9 billion, at carrying value, of investments denominated in U.S. dollars, including $5.4 billion that were hedged to yen through third-party derivative contracts and $38.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2016, our Japanese insurance operations had $55.7 billion, at carrying value, of investments denominated in U.S. dollars, including $5.3 billion that were hedged to yen through third-party derivative contracts and $36.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $1.2 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2016, is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.3 billion and $11.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2017 and December 31, 2016, respectively. The $0.3 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2016, is primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar and portfolio growth as a result of net business inflows and the reinvestment of net investment income. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

Investment Results

The following tables set forth the investment results of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest-related items, such as settlements of duration management swaps which are included in “Realized investment gains (losses), net.”

	Three Months Ended March 31, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.51%	$1,581	3.02%	$876	3.84%	$2,457	$428	$2,885
Trading account assets supporting insurance liabilities	3.69	180	2.67	15	3.59	195	0	195
Equity securities	5.82	57	3.80	15	5.24	72	14	86
Commercial mortgage and other loans	3.96	309	3.91	117	3.95	426	107	533
Policy loans	5.26	63	3.86	23	4.79	86	67	153
Short-term investments and cash equivalents	1.18	32	1.24	3	1.18	35	7	42
Other investments	11.41	199	7.84	34	10.71	233	63	296
Gross investment income	4.47	2,421	3.17	1,083	3.97	3,504	686	4,190
Investment expenses	(0.14)	(70)	(0.12)	(43)	(0.13)	(113)	(41)	(154)
Investment income after investment expenses	4.33%	2,351	3.05%	1,040	3.84%	3,391	645	4,036
Investment results of other entities and operations(2)		25		0		25	0	25
Total investment income		$2,376		$1,040		$3,416	$645	$4,061

	Three Months Ended March 31, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.55%	$1,453	3.10%	$815	3.90%	$2,268	$423	$2,691
Trading account assets supporting insurance liabilities	3.71	175	2.57	13	3.60	188	0	188
Equity securities	5.64	50	3.59	14	5.02	64	16	80
Commercial mortgage and other loans	4.26	325	4.38	108	4.29	433	119	552
Policy loans	5.33	62	3.86	22	4.85	84	70	154
Short-term investments and cash equivalents	0.58	25	0.90	2	0.59	27	6	33
Other investments	3.51	49	2.32	16	3.13	65	18	83
Gross investment income	4.12	2,139	3.18	990	3.77	3,129	652	3,781
Investment expenses	(0.13)	(57)	(0.12)	(39)	(0.13)	(96)	(40)	(136)
Investment income after investment expenses	3.99%	2,082	3.06%	951	3.64%	3,033	612	3,645
Investment results of other entities and operations(2)		25		0		25	0	25
Total investment income		$2,107		$951		$3,058	$612	$3,670
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for fixed maturities, short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

(2)	Includes net investment income of our asset management operations and derivative operations.

(3)	The total yield was 3.96% and 3.76% for the three months ended March 31, 2017 and 2016, respectively.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily the result of higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums, partially offset by lower fixed income reinvestment rates.

The decrease in net investment income yield on the Japanese insurance operations portfolio for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was primarily attributable to lower fixed income reinvestment rates, partially offset by higher yields from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $39.9 billion and $34.8 billion, for the three months ended March 31, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.2 billion and $9.1 billion for the three months ended March 31, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—International Insurance Division.”

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Retail-Related Investments

As of March 31, 2017, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $7 billion of corporate fixed maturities of which 90% were considered investment grade; $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 50% and weighted-average debt service coverage ratio of 2.34 times; and $1 billion of real estate held through direct ownership and real estate-related joint ventures and limited partnerships.
In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which 91% and 9% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools are comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality.”
Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2017				December 31, 2016
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$24,698	$1,263	$244	$25,717	$24,324	$1,260	$322	$25,262
Consumer non-cyclical	23,199	1,870	373	24,696	22,941	1,918	423	24,436
Utility	20,819	1,599	342	22,076	19,618	1,556	385	20,789
Capital goods	11,003	872	198	11,677	10,936	911	236	11,611
Consumer cyclical	10,600	760	153	11,207	10,348	792	143	10,997
Foreign agencies	5,529	965	33	6,461	5,423	1,035	41	6,417
Energy	9,796	787	243	10,340	9,220	774	275	9,719
Communications	6,114	634	115	6,633	6,227	667	121	6,773
Basic industry	5,899	421	81	6,239	5,843	401	114	6,130
Transportation	7,882	623	93	8,412	7,442	625	116	7,951
Technology	3,679	240	66	3,853	3,775	251	66	3,960
Industrial other	3,837	245	70	4,012	3,653	226	92	3,787
Total corporate securities	133,055	10,279	2,011	141,323	129,750	10,416	2,334	137,832
Foreign government(3)	84,396	16,059	499	99,956	80,309	16,967	344	96,932
Residential mortgage-backed(4)	4,245	236	15	4,466	4,352	256	13	4,595
Asset-backed	8,106	189	30	8,265	8,182	193	26	8,349
Commercial mortgage-backed	8,643	178	85	8,736	8,883	195	86	8,992
U.S. Government	16,811	2,771	844	18,738	17,090	2,725	924	18,891
State & Municipal	8,837	664	70	9,431	8,648	642	82	9,208
Total(5)	$264,093	$30,376	$3,554	$290,915	$257,214	$31,394	$3,809	$284,799
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $386 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(3)
As of both March 31, 2017 and December 31, 2016, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% of the balance.

(4)	As of March 31, 2017 and December 31, 2016, based on amortized cost, 94% and 95%, respectively, were rated AA or higher.

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

The decrease in net unrealized gains from December 31, 2016 to March 31, 2017 was primarily due to an increase in interest rates in Japan.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

As a result of time lags between the funding of investments, the finalization of legal documents, and the completion of the SVO filing process, the fixed maturity portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date. Pending receipt of SVO designations, the categorization of these securities by NAIC Designation is based on the expected ratings indicated by internal analysis.

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency (“FSA”), an agency of the Japanese government. The FSA has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the FSA’s credit quality review and risk monitoring guidelines. The credit quality ratings of the investments of our Japanese insurance companies are based on ratings assigned by nationally recognized credit rating agencies, including Moody’s and Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit ratings agencies.

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2017				December 31, 2016
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$201,273	$25,841	$2,396	$224,718	$195,279	$26,886	$2,425	$219,740
2	50,080	3,770	891	52,959	49,286	3,728	1,081	51,933
Subtotal High or Highest Quality Securities(5)	251,353	29,611	3,287	277,677	244,565	30,614	3,506	271,673
3	8,439	459	147	8,751	8,546	454	182	8,818
4	3,021	169	73	3,117	2,878	200	82	2,996
5	884	81	33	932	879	73	28	924
6	396	56	14	438	346	53	11	388
Subtotal Other Securities(6)(7)	12,740	765	267	13,238	12,649	780	303	13,126
Total Fixed Maturities	$264,093	$30,376	$3,554	$290,915	$257,214	$31,394	$3,809	$284,799
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of March 31, 2017 and December 31, 2016, 761 securities with amortized cost of $4,646 million (fair value, $4,728 million) and 918 securities with amortized cost of $4,634 million (fair value, $4,759 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $386 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(4)
As of March 31, 2017, includes gross unrealized losses of $132 million on public fixed maturities and $135 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2016, includes gross unrealized losses of $149 million on public fixed maturities and $154 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of March 31, 2017, includes $216,852 million of public fixed maturities and $34,501 million of private fixed maturities and, as of December 31, 2016, includes $211,753 million of public fixed maturities and $32,812 million of private fixed maturities.

(6)
On an amortized cost basis, as of March 31, 2017, includes $7,246 million of public fixed maturities and $5,494 million of private fixed maturities and, as of December 31, 2016, includes $7,170 million of public fixed maturities and $5,479 million of private fixed maturities.

(7)
On an amortized cost basis, as of March 31, 2017, securities considered below investment grade based on lowest of external rating agency ratings, total $13,759 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2017				December 31, 2016
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,108	$7,136	$7,786	$7,875	$7,147	$7,200	$7,955	$8,063
AA	456	472	821	825	463	473	877	880
A	51	58	27	27	56	62	42	41
BBB	51	51	9	9	58	58	9	8
BB and below	440	548	0	0	458	556	0	0
Total(4)	$8,106	$8,265	$8,643	$8,736	$8,182	$8,349	$8,883	$8,992
__________

(1)	The table above provide ratings as assigned by nationally recognized rating agencies as of March 31, 2017, including Standard & Poor’s, Moody’s, Fitch and Realpoint.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of both March 31, 2017 and December 31, 2016, based on amortized cost, 76% were collateralized loan obligations rated AAA.

(3)	As of March 31, 2017 and December 31, 2016, based on amortized cost, 94% and 93%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations and securities classified as trading.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality, and our credit derivatives have a remaining term to maturity of thirty years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of March 31, 2017 and December 31, 2016, PFI excluding the Closed Block division had $159 million and $162 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of less than $1 million for both periods. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of less than $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of March 31, 2017 and December 31, 2016, PFI excluding the Closed Block division had $135 million and $141 million of notional amounts, respectively, reported at fair value as a liability of $4 million for both periods. “Realized investment gains (losses), net” from credit derivatives we purchased was a loss of $1 million for both the three months ended March 31, 2017 and 2016. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

OTTI of Fixed Maturity Securities

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity asset managers review all public fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns.

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns. For additional information regarding our OTTI policies for fixed maturity securities, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $31 million and $77 million for the three months ended March 31, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.
Trading Account Assets Supporting Insurance Liabilities (TAASIL)

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$360	$360	$655	$655
Fixed maturities:
Corporate securities	13,816	13,978	13,903	13,997
Commercial mortgage-backed securities	2,020	2,041	2,032	2,052
Residential mortgage-backed securities	1,093	1,099	1,142	1,150
Asset-backed securities	1,576	1,598	1,333	1,349
Foreign government bonds	963	969	915	926
U.S. government authorities and agencies and obligations of U.S. states	337	379	330	376
Total fixed maturities	19,805	20,064	19,655	19,850
Equity securities	1,176	1,396	1,097	1,335
Total trading account assets supporting insurance liabilities(1)	$21,341	$21,820	$21,407	$21,840
__________

(1)	As a percentage of amortized cost, 81% and 80% of the portfolio was publicly-traded as of March 31, 2017 and December 31, 2016, respectively.

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

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities	1,348	1,219	1,201	1,058
Equity securities(1)	408	471	412	462
Total other trading account assets	$1,757	$1,691	$1,614	$1,521
__________

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage and agricultural property loans	$43,139	$41,964
Uncollateralized loans	626	636
Residential property loans	244	252
Other collateralized loans	8	9
Total recorded investment gross of allowance(1)	44,017	42,861
Valuation allowance	(91)	(90)
Total net commercial mortgage and other loans(2)	$43,926	$42,771
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2017 and December 31, 2016.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region(1):
U.S. Regions:
Pacific	$14,201	32.9%	$13,817	32.9%
South Atlantic	8,228	19.1	8,066	19.2
Middle Atlantic	5,632	13.1	5,476	13.1
East North Central	2,322	5.4	2,341	5.6
West South Central	4,641	10.8	4,506	10.7
Mountain	1,936	4.4	1,796	4.3
New England	1,776	4.1	1,774	4.2
West North Central	637	1.5	621	1.5
East South Central	576	1.3	595	1.4
Subtotal-U.S.	39,949	92.6	38,992	92.9
Europe	1,919	4.4	1,725	4.1
Asia	511	1.2	504	1.2
Other	760	1.8	743	1.8
Total commercial mortgage and agricultural property loans	$43,139	100.0%	$41,964	100.0%
______

(1)	Regions as defined by the United States Census Bureau.

	March 31, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$7,311	16.9%	$6,899	16.5%
Retail	6,537	15.1	6,562	15.6
Office	9,790	22.7	9,619	22.9
Apartments/Multi-Family	12,061	28.0	11,488	27.4
Other	3,370	7.8	3,368	8.0
Agricultural properties	2,322	5.4	2,279	5.4
Hospitality	1,748	4.1	1,749	4.2
Total commercial mortgage and agricultural property loans	$43,139	100.0%	$41,964	100.0%

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

As of March 31, 2017, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.39 times and a weighted-average loan-to-value ratio of 55%. As of March 31, 2017, approximately 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2017, the weighted-average debt service coverage ratio was 2.54 times, and the weighted-average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.3 billion and $1.4 billion of such loans as of March 31, 2017 and December 31, 2016, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of March 31, 2017, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2017
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$24,211	$424	$527	$25,162
60%-69.99%	11,396	342	170	11,908
70%-79.99%	5,140	547	58	5,745
80% or greater	170	86	68	324
Total commercial mortgage and agricultural property loans	$40,917	$1,399	$823	$43,139

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2017
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2017	$1,659	3.8%
2016	7,491	17.4
2015	7,754	18.0
2014	7,055	16.3
2013	7,448	17.3
2012	3,727	8.6
2011	3,408	7.9
2010 & Prior	4,597	10.7
Total commercial mortgage and agricultural property loans	$43,139	100.0%

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

We establish an allowance for losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan-specific reserves for loans that are determined to be impaired as a result of our loan review process and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan-specific portion of the valuation allowance is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for an impaired loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate. The valuation allowance for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Allowance, beginning of year	$90	$95
Addition to (release of) allowance for losses	1	(6)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	1
Allowance, end of period	$91	$90
Loan-specific reserve	$6	$6
Portfolio reserve	$85	$84

The allowance for losses as of March 31, 2017 remained relatively flat compared to December 31, 2016.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$3,324	$624	$0	$3,948	$3,193	$545	$2	$3,736
Other common stocks	2,291	1,331	12	3,610	2,207	1,229	16	3,420
Non-redeemable preferred stocks	9	0	2	7	9	0	2	7
Total equity securities(2)	$5,624	$1,955	$14	$7,565	$5,409	$1,774	$20	$7,163

__________

(1)
Includes mutual fund shares representing our interest in the underlying assets of certain investments supporting corporate-owned life insurance. These mutual funds invest primarily in high yield bonds.

(2)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent that cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our OTTI policies for equity securities, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI of equity securities attributable to PFI excluding the Closed Block division were $5 million and $8 million for the three months ended March 31, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which consists primarily of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,632	$2,619
Hedge funds	1,815	1,708
Real estate-related	359	451
Real estate held through direct ownership(1)	1,675	1,677
Other(2)	690	776
Total other long-term investments	$7,171	$7,231
__________

(1)	As of both March 31, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $659 million.

(2)
Primarily includes derivatives and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI of Other Long-Term Investments

For joint ventures and limited partnerships, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary.

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division were $4 million and $24 million for the three months ended March 31, 2017 and 2016, respectively. For a further discussion of our OTTI policies, see “—Realized Investment Gains and Losses” above.

For additional information regarding our policies regarding OTTI for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	March 31, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$257	$237
Private, available-for-sale, at fair value	3	3
Other trading account assets, at fair value	3,865	3,959
Equity securities, available-for-sale, at fair value	13	13
Commercial mortgage and other loans, at book value(1)	243	571
Other long-term investments	1,196	1,032
Short-term investments	11	14
Total investments	$5,588	$5,829
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified the Company as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the three months ended March 31, 2017, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $312 million of shares of our Common Stock and declared aggregate Common Stock dividends of $327 million; and

•	We obtained additional financing for Guideline AXXX reserves by entering into a new captive financing facility for $1.0 billion, of which $100 million was outstanding as of March 31, 2017.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2017, the Company had $43.8 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2017	December 31, 2016
	(in millions)
Equity(1)	$32,141	$31,242
Junior subordinated debt (i.e., hybrid securities)	5,819	5,817
Other capital debt	5,822	5,822
Total capital	$43,782	$42,881
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

We manage Prudential Insurance, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), Gibraltar Life, and our other domestic and international insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the RBC ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our international insurance subsidiaries.

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2016, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
Prudential Insurance(2)	457%
PALAC	867%
Composite Major U.S. Insurance Subsidiaries(3)	527%

__________

(1)
The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.

(2)
Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”),which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

(3)
Includes Prudential Insurance and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2016, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	841%
Gibraltar Life consolidated(2)	967%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations.

We evaluate the regulatory capital of our domestic and international insurance operations under reasonably foreseeable stress scenarios and believe we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under a range of potential stress scenarios.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2016, our Board of Directors (“the Board”) authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2017.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2017	$0.75	$327	2.9	$312

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

As of March 31, 2017, Prudential Financial had highly liquid assets with a carrying value totaling $4,692 million, a decrease of $701 million from December 31, 2016. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,020 million as of March 31, 2017, a decrease of $533 million from December 31, 2016.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2017
(in millions)
Sources:
Proceeds from stock-based compensation and exercise of stock options	$230
Dividends and/or returns of capital from subsidiaries(1)	115
Net income tax receipts	76
Net receipts under intercompany agreements, net of interest paid(2)	75
Total sources	496
Uses:
Common stock dividends(3)	329
Share repurchases(4)	291
Capital contributions to subsidiaries(5)	162
Interest paid on external debt	106
Interest income from subsidiaries on intercompany agreements, net of interest paid	15
Other, net	126
Total uses	1,029
Net increase (decrease) in highly liquid assets	$(533)
__________

(1)
Includes dividends and/or returns of capital of $70 million from Asset Management subsidiaries, $22 million from Prudential Annuities Holding Company, $15 million from International Insurance subsidiaries and $8 million from other subsidiaries.

(2)
Includes net receipts from subsidiaries of $221 million from the issuance of notes to International Insurance subsidiaries and $105 million to Asset Management subsidiaries, offset by net borrowings of $250 million by Prudential Universal Reinsurance Company and $1 million from other subsidiaries.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)	Excludes $21 million related to trades that settled in April 2017.

(5)	Includes capital contributions of $140 million to International Insurance subsidiaries and $22 million to Asset Management subsidiaries.
Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, for details on specific dividend restrictions.

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

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, international insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. As of March 31, 2017, Prudential Holdings of Japan, Inc., the parent of the Company’s Japanese operations, has retained $473 million of dividends received from its international insurance subsidiaries in 2016, that remain available to be paid as a dividend to Prudential Financial.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2017
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$5.0	$1.9	$0.4	$2.9	$0.2	$10.4	$12.4
Fixed maturity investments(1):
High or highest quality	98.5	34.8	19.6	9.4	5.3	167.6	164.7
Other than high or highest quality	6.9	3.5	1.7	0.4	0.4	12.9	13.2
Subtotal	105.4	38.3	21.3	9.8	5.7	180.5	177.9
Public equity securities	0.3	2.7	0.0	0.0	0.0	3.0	3.0
Total	$110.7	$42.9	$21.7	$12.7	$5.9	$193.9	$193.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2017
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$0.8	$1.9	$2.0	$4.7	$5.4
Fixed maturity investments(3):
High or highest quality(4)	35.6	88.8	17.0	141.4	137.8
Other than high or highest quality	0.8	2.5	1.3	4.6	4.3
Subtotal	36.4	91.3	18.3	146.0	142.1
Public equity securities	1.8	2.3	0.8	4.9	4.8
Total	$39.0	$95.5	$21.1	$155.6	$152.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of March 31, 2017, $101.0 billion, or 71%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with living benefit guarantees

For the portion of our Individual Annuities’ ALM strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Annuities’ risk management strategy, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.” This portion of our Individual Annuities’ ALM strategy requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Annuities’ ALM strategy may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. As of both March 31, 2017 and December 31, 2016, the derivatives comprising the hedging portion of our ALM strategy were in a net receive position of $3.1 billion.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2017, we have hedged 100%, 80% and 36% of expected yen-based earnings for 2017, 2018 and 2019, respectively.

Equity Hedges—We hold both internal and external hedges primarily to hedge our U.S. dollar-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their U.S. dollar-denominated investments hedging our U.S. dollar-equivalent equity attributable to changes in the yen-U.S. dollar exchange rate.

For additional information on our hedging strategy, see “—Results of Operations—Impact of Foreign Currency Exchange Rates.”

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities related to the yen and other currencies.

	Three Months Ended March 31,
Cash Settlements:	2017	2016
	(in millions)
Income Hedges (External)(1)	$1	$36
Equity Hedges:
Internal(2)	0	90
External	(53)	72
Total Equity Hedges	(53)	162
Total Cash Settlements	$(52)	$198

	As of
	March 31,	December 31,
Assets (Liabilities):	2017	2016
	(in millions)
Income Hedges (External)(3)	$(47)	$85
Equity Hedges:
Internal(2)	343	802
External	102	32
Total Equity Hedges(4)	445	834
Total Assets (Liabilities)	$398	$919
__________

(1)
Includes non-yen related cash settlements of $(1) million and $5 million for the three months ended March 31, 2017 and 2016, respectively, which are primarily denominated in Korean won and Brazilian real.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related liabilities of $(31) million and assets of $41 million as of March 31, 2017 and December 31, 2016, respectively, both of which are primarily denominated in Korean won.

(4)
As of March 31, 2017, approximately $(127) million, $276 million and $296 million of the net market value is scheduled to settle in 2017, 2018 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our asset management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our asset management operations since December 31, 2016.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. See Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on form 10-K for the year ended December 31, 2016 for more information on these sources of liquidity.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2017			December 31, 2016
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,094	$3,441	$8,535	$4,906	$2,700	$7,606
Cash collateral for loaned securities	2,882	1,293	4,175	3,057	1,276	4,333
Securities sold but not yet purchased	2	0	2	2	0	2
Total(1)	$7,978	$4,734	$12,712	$7,965	$3,976	$11,941
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,554	$1,547	$5,101	$3,583	$1,631	$5,214
Weighted average maturity, in days(2)	9	5		9	6
__________

(1)
The daily weighted average outstanding balance for the three months ended March 31, 2017 was $8,166 million for PFI excluding the Closed Block division, and $4,391 million for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of March 31, 2017, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $110.7 billion, of which $12.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2017, we believe approximately $15.7 billion of the remaining eligible assets are readily lendable, including approximately $12.4 billion relating to PFI excluding the Closed Block division, of which $3.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.3 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2017, total short-term and long-term debt of the Company on a consolidated basis was $19.3 billion, an increase of $134 million from December 31, 2016. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2017			December 31, 2016
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$65	$656	$721	$65	$525	$590
Current portion of long-term debt	471	150	621	470	0	470
Subtotal	536	806	1,342	535	525	1,060
General obligation long-term debt:
Senior debt	9,571	578	10,149	9,572	727	10,299
Junior subordinated debt	5,819	0	5,819	5,817	0	5,817
Surplus notes(1)	0	1,339	1,339	0	1,339	1,339
Subtotal	15,390	1,917	17,307	15,389	2,066	17,455
Total general obligations	15,926	2,723	18,649	15,924	2,591	18,515
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	73	73	0	73	73
Long-term debt	0	586	586	0	586	586
Total limited and non-recourse borrowings	0	659	659	0	659	659
Total borrowings	$15,926	$3,382	$19,308	$15,924	$3,250	$19,174
__________

(1)	Amounts are net of assets under set-off arrangements of $5,959 million and $5,859 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of March 31, 2017, and December 31, 2016, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to our Unaudited Interim Consolidated Financial Statements contained herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Financial’s borrowings increased $2 million from December 31, 2016, driven by the amortization of bond issuance costs. Borrowings of our subsidiaries increased $132 million from December 31, 2016, primarily driven by an increase in commercial paper outstanding and the issuance of $40 million of mortgage debt, partially offset by $41 million in prepayment activity.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $10,150 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2017, an aggregate of $7,859 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $100 million since December 31, 2016. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2017.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of March 31, 2017		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013-2014	2033	2,653		3,500
XXX	2014-2016	2027-2034	1,900	(2)	1,900
XXX	2014	2024	1,456		1,750
AXXX	2017	2037	100		1,000
Total Credit-Linked Note Structures			$7,859		$10,150
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.9 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of March 31, 2017, we also had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2017, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement as of December 31, 2015, was approximately $400 million and the requirement as of December 31, 2016 was an additional $600 million, for a total additional asset requirement of approximately $1.0 billion. We funded the $1.0 billion requirement using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe we have sufficient internal resources to satisfy the additional asset requirement through 2017.

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

Ratings

The following is a summary of the significant changes or actions in ratings and ratings outlooks for our Company as well as the life insurance industry and sector, that have occurred subsequent to the filing our our Annual Report on Form 10-K for the year ended December 31, 2016.

In May 2017, Fitch affirmed the Company’s ratings and revised the company outlook for Prudential Insurance and certain other affiliated insurance companies from Negative to Stable. A rating agency company outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.
Off-Balance Sheet Arrangements

Guarantees, Other Contingencies and Other Contingent Commitments

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2017, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2017, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2017 through January 31, 2017	712,809	$105.38	711,678
February 1, 2017 through February 28, 2017	1,159,458	$108.96	689,054
March 1, 2017 through March 31, 2017	1,488,380	$109.32	1,486,463
Total	3,360,647	$108.36	2,887,195	$937,500,000
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as subsequently amended and restated).

(2)
In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

ITEM 6. EXHIBITS

See accompanying Exhibit Index.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Re	Pruco Reinsurance, Ltd.
PFI	Prudential Financial, Inc.	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	Fitch	Fitch Ratings Inc.
A.M. Best	A.M. Best Company	Framework	Prudential's capital protection framework
Board	Prudential Financial's Board of Directors	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
Class B Repurchase	Prudential Financial repurchased and canceled all of the shares of the Class B Stock on January 2, 2015	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	S&P	Standard & Poor's Rating Services
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Exchange Act	The Securities Exchange Act of 1934	U.S. GAAP	Accounting principles generally accepted in the United States of America

Acronyms

AG 48	Actuarial Guideline No. 48	LIBOR	London Inter-Bank Offered Rate
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Updates	NAV	Net Asset Value
bps	Basis Points	NJDOBI	New Jersey Department of Banking and Insurance
CLOs	Collateralized Loan Obligations	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	NYSE	New York Stock Exchange
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
FASB	Financial Accounting Standards Board	PDI	Prudential Defined Income Variable Annuity
FSA	Financial Services Agency (an agency of the Japanese government)	PPI	Prudential Premier® Investment Variable Annuity
GICs	Guaranteed Investment Contracts	RBC	Risk-Based Capital
GMAB	Guaranteed Minimum Accumulation Benefits	SEC	Securities and Exchange Commission
GMDB	Guaranteed Minimum Death Benefits	SVO	Securities Valuation Office
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	TAASIL	Trading Account Assets Supporting Insurance Liabilities
GMWB	Guaranteed Minimum Withdrawal Benefits	TBA	To Be Announced
G-SII	Global Systemically Important Insurer	U.K.	The United Kingdom
HDI	Highest Daily Lifetime Income	U.S.	The United States of America
ILC	Inversiones La Construccion S.A.	VIEs	Variable Interest Entities
IRS	Internal Revenue Service	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 5, 2017

EXHIBIT INDEX

10.1
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2017 in respect of 2016 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2017 Current Report on Form 8-K.

10.2
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.

10.3	Third Amendment to the Prudential Supplemental Retirement Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.28 to the Registrant’s 2016 Annual Report on Form 10-K.

10.4	Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s 2016 Annual Report on Form 10-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102