Form 10-Q
period 2017-06-30
PRUDENTIAL FINANCIAL INC
filed 2017-08-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 427 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2017 and December 31, 2016 (in millions, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017-$303,287; 2016-$292,581)(1)	$335,254	$321,419
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2017-$2,516; 2016-$2,524)(1)	2,123	2,144
Trading account assets supporting insurance liabilities, at fair value(1)	22,073	21,840
Other trading account assets, at fair value(1)	6,773	5,764
Equity securities, available-for-sale, at fair value (cost: 2017-$7,456; 2016-$7,149)	10,151	9,748
Commercial mortgage and other loans (includes $525 and $519 measured at fair value under the fair value option at June 30, 2017 and December 31, 2016, respectively)(1)	54,915	52,779
Policy loans	11,719	11,755
Other long-term investments (includes $1,833 and $1,556 measured at fair value under the fair value option at June 30, 2017 and December 31, 2016, respectively)(1)	11,777	11,283
Short-term investments	3,616	7,508
Total investments	458,401	444,240
Cash and cash equivalents(1)	16,605	14,127
Accrued investment income(1)	3,228	3,204
Deferred policy acquisition costs	18,715	17,661
Value of business acquired	1,897	2,314
Other assets(1)	16,311	14,780
Separate account assets	297,433	287,636
TOTAL ASSETS	$812,590	$783,962
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$250,706	$240,908
Policyholders’ account balances	147,554	145,205
Policyholders’ dividends	6,285	5,711
Securities sold under agreements to repurchase	8,817	7,606
Cash collateral for loaned securities	4,036	4,333
Income taxes	11,631	10,412
Short-term debt	1,779	1,133
Long-term debt	17,626	18,041
Other liabilities(1)	15,907	14,739
Notes issued by consolidated variable interest entities (includes $1,853 and $1,839 measured at fair value under the fair value option at June 30, 2017 and December 31, 2016, respectively)(1)	2,176	2,150
Separate account liabilities	297,433	287,636
Total liabilities	763,950	737,874
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both June 30, 2017 and December 31, 2016)	6	6
Additional paid-in capital	24,671	24,606
Common Stock held in treasury, at cost (233,067,215 and 230,537,166 shares at June 30, 2017 and December 31, 2016, respectively)	(15,741)	(15,316)
Accumulated other comprehensive income (loss)	16,362	14,621
Retained earnings	23,146	21,946
Total Prudential Financial, Inc. equity	48,444	45,863
Noncontrolling interests	196	225
Total equity	48,640	46,088
TOTAL LIABILITIES AND EQUITY	$812,590	$783,962
__________

(1)	See Note 5 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2017 and 2016 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Premiums	$8,326	$6,935	$14,807	$13,232
Policy charges and fee income	725	1,276	2,258	2,875
Net investment income	4,089	3,789	8,150	7,459
Asset management and service fees	973	920	1,924	1,825
Other income (loss)	420	86	637	63
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(53)	(17)	(110)	(175)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	7	6	10	38
Other realized investment gains (losses), net	(1,046)	1,444	(565)	3,451
Total realized investment gains (losses), net	(1,092)	1,433	(665)	3,314
Total revenues	13,441	14,439	27,111	28,768
BENEFITS AND EXPENSES
Policyholders’ benefits	8,328	7,989	15,353	15,020
Interest credited to policyholders’ account balances	947	1,058	1,887	2,344
Dividends to policyholders	491	598	1,106	864
Amortization of deferred policy acquisition costs	84	427	523	1,629
General and administrative expenses	2,983	3,026	5,892	5,838
Total benefits and expenses	12,833	13,098	24,761	25,695
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	608	1,341	2,350	3,073
Total income tax expense (benefit)	125	431	520	799
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	483	910	1,830	2,274
Equity in earnings of operating joint ventures, net of taxes	13	15	38	20
NET INCOME (LOSS)	496	925	1,868	2,294
Less: Income (loss) attributable to noncontrolling interests	5	4	8	37
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$491	$921	$1,860	$2,257
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.13	$2.06	$4.28	$5.03
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.12	$2.04	$4.21	$4.97
Dividends declared per share of Common Stock	$0.75	$0.70	$1.50	$1.40

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2017 and 2016 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$496	$925	$1,868	$2,294
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	45	546	597	1,283
Net unrealized investment gains (losses)	2,491	7,907	1,682	17,320
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	55	39	99	73
Total	2,591	8,492	2,378	18,676
Less: Income tax expense (benefit) related to other comprehensive income (loss)	872	2,892	656	6,291
Other comprehensive income (loss), net of taxes	1,719	5,600	1,722	12,385
Comprehensive income (loss)	2,215	6,525	3,590	14,679
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	3	(11)	40
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,210	$6,522	$3,601	$14,639

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2017 and 2016 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Common Stock acquired				(625)		(625)		(625)
Contributions from noncontrolling interests							8	8
Distributions to noncontrolling interests							(27)	(27)
Consolidations/(deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		60		200		260		260
Dividends declared on Common Stock			(655)			(655)		(655)
Comprehensive income:
Net income (loss)			1,860			1,860	8	1,868
Other comprehensive income (loss), net of tax					1,741	1,741	(19)	1,722
Total comprehensive income (loss)						3,601	(11)	3,590
Balance, June 30, 2017	$6	$24,671	$23,146	$(15,741)	$16,362	$48,444	$196	$48,640

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11			11	(30)	(19)
Common Stock acquired				(750)		(750)		(750)
Class B Stock repurchase adjustment			(119)			(119)		(119)
Contributions from noncontrolling interests							5	5
Distributions to noncontrolling interests							(19)	(19)
Stock-based compensation programs		(25)		132		107		107
Dividends declared on Common Stock			(629)			(629)		(629)
Comprehensive income:
Net income (loss)			2,257			2,257	37	2,294
Other comprehensive income (loss), net of tax					12,382	12,382	3	12,385
Total comprehensive income (loss)						14,639	40	14,679
Balance, June 30, 2016	$6	$24,457	$20,451	$(14,432)	$24,667	$55,149	$29	$55,178

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016 (in millions)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,868	$2,294
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	665	(3,314)
Policy charges and fee income	(1,263)	(894)
Interest credited to policyholders’ account balances	1,887	2,344
Depreciation and amortization	107	424
(Gains) losses on trading account assets supporting insurance liabilities, net	(245)	(324)
Change in:
Deferred policy acquisition costs	(957)	227
Future policy benefits and other insurance liabilities	3,949	4,267
Income taxes(1)	559	283
Derivatives, net	(1,490)	9,357
Other, net(1)	(377)	(1,140)
Cash flows from (used in) operating activities	4,703	13,524
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	28,990	24,028
Fixed maturities, held-to-maturity	89	121
Trading account assets supporting insurance liabilities and other trading account assets	18,662	14,270
Equity securities, available-for-sale	1,897	1,755
Commercial mortgage and other loans	2,630	3,034
Policy loans	1,309	1,167
Other long-term investments	595	269
Short-term investments	17,285	27,859
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(34,153)	(33,380)
Trading account assets supporting insurance liabilities and other trading account assets	(18,736)	(14,729)
Equity securities, available-for-sale	(1,610)	(1,527)
Commercial mortgage and other loans	(4,494)	(3,743)
Policy loans	(915)	(941)
Other long-term investments	(769)	(865)
Short-term investments	(13,303)	(25,021)
Acquisition of business, net of cash acquired	(64)	(532)
Derivatives, net	244	268
Other, net	(444)	178
Cash flows from (used in) investing activities	(2,787)	(7,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	13,648	12,631
Policyholders’ account withdrawals	(12,706)	(9,807)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	914	600
Cash dividends paid on Common Stock	(653)	(631)
Net change in financing arrangements (maturities 90 days or less)	46	40
Common Stock acquired	(612)	(733)
Class B stock acquired	0	(119)
Common Stock reissued for exercise of stock options	161	54
Proceeds from the issuance of debt (maturities longer than 90 days)	321	197
Repayments of debt (maturities longer than 90 days)	(216)	(1,382)
Excess tax benefits from share-based payment arrangements	0	3
Other, net(1)	(451)	(269)
Cash flows from (used in) financing activities	452	584
Effect of foreign exchange rate changes on cash balances	110	211
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,478	6,530
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,127	17,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,605	$24,142
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$98	$111
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$1,294	$0
Liabilities assumed	1,685	0
Net cash received	$391	$0
Acquisition:
Assets acquired, excluding cash and cash equivalents	$196	$0
Liabilities assumed	132	0
Net cash paid on acquisition	$64	$0
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s unaudited interim consolidated balance sheet data as of June 30, 2017, include the assets and liabilities of Gibraltar Life as of May 31, 2017. The Company’s unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three and six months ended May 31, 2017 and 2016, respectively.

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

Out of Period Adjustments

During the second quarter of 2016, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the three-month period ended June 30, 2016. The adjustment reflects a charge to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustment and concluded it was not material to the then current

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

quarter or to any previously reported quarterly or annual financial statements. See Note 11 for additional information on the impact of this adjustment to the Company’s operating segments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, the Company recognized a charge of $237 million in the Individual Life segment, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves, deferred policy acquisition costs and VOBA was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and is included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

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

ASU adopted during the six months ended June 30, 2017

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

ASU issued but not yet adopted as of June 30, 2017

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the standard.
January 1, 2018 using the modified retrospective method.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,677	$3,698	$616	$24,759	$0
Obligations of U.S. states and their political subdivisions	9,308	912	25	10,195	0
Foreign government bonds	85,347	15,903	439	100,811	0
U.S. corporate public securities	79,445	7,384	602	86,227	(10)
U.S. corporate private securities(1)	30,665	2,257	162	32,760	(8)
Foreign corporate public securities	25,989	2,964	134	28,819	(5)
Foreign corporate private securities	22,652	889	601	22,940	0
Asset-backed securities(2)	11,229	211	30	11,410	(258)
Commercial mortgage-backed securities	13,011	265	92	13,184	0
Residential mortgage-backed securities(3)	3,964	196	11	4,149	(3)
Total fixed maturities, available-for-sale(1)	$303,287	$34,679	$2,712	$335,254	$(284)
Equity securities, available-for-sale	$7,456	$2,730	$35	$10,151

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$869	$265	$0	$1,134
Foreign corporate public securities	662	87	0	749
Foreign corporate private securities(5)	84	3	0	87
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	508	38	0	546
Total fixed maturities, held-to-maturity(5)	$2,123	$393	$0	$2,516
__________

(1)	Excludes notes with amortized cost of $1,738 million (fair value, $1,738 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in “Accumulated other comprehensive income (loss)” (“AOCI”), which were not included in earnings. Amount excludes $563 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,403 million (fair value, $4,498 million), which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,505	$3,280	$1,001	$23,784	$0
Obligations of U.S. states and their political subdivisions	9,060	716	84	9,692	0
Foreign government bonds	79,862	16,748	354	96,256	0
U.S. corporate public securities	76,383	6,460	1,232	81,611	(17)
U.S. corporate private securities(1)	29,974	2,122	308	31,788	(22)
Foreign corporate public securities	25,758	2,784	305	28,237	(6)
Foreign corporate private securities	21,383	646	1,149	20,880	0
Asset-backed securities(2)	11,759	229	53	11,935	(288)
Commercial mortgage-backed securities	12,589	240	125	12,704	(1)
Residential mortgage-backed securities(3)	4,308	238	14	4,532	(3)
Total fixed maturities, available-for-sale(1)	$292,581	$33,463	$4,625	$321,419	$(337)
Equity securities, available-for-sale	$7,149	$2,641	$42	$9,748

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$839	$262	$0	$1,101
Foreign corporate public securities	651	71	0	722
Foreign corporate private securities(5)	81	4	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	573	43	0	616
Total fixed maturities, held-to-maturity(5)	$2,144	$380	$0	$2,524
__________

(1)	Excludes notes with amortized cost of $1,456 million (fair value, $1,456 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,174	$616	$7	$0	$9,181	$616
Obligations of U.S. states and their political subdivisions	1,059	24	10	1	1,069	25
Foreign government bonds	5,664	319	1,258	120	6,922	439
U.S. corporate public securities	14,245	343	3,049	259	17,294	602
U.S. corporate private securities	4,051	101	1,064	61	5,115	162
Foreign corporate public securities	2,524	54	909	80	3,433	134
Foreign corporate private securities	2,181	36	5,926	565	8,107	601
Asset-backed securities	1,616	2	696	28	2,312	30
Commercial mortgage-backed securities	3,804	89	143	3	3,947	92
Residential mortgage-backed securities	870	10	49	1	919	11
Total	$45,188	$1,594	$13,111	$1,118	$58,299	$2,712
Equity securities, available-for-sale	$471	$35	$2	$0	$473	$35
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of June 30, 2017.

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,345	$1,001	$0	$0	$9,345	$1,001
Obligations of U.S. states and their political subdivisions	2,677	79	19	5	2,696	84
Foreign government bonds	6,076	325	310	29	6,386	354
U.S. corporate public securities	22,803	905	2,943	327	25,746	1,232
U.S. corporate private securities	7,797	228	1,296	80	9,093	308
Foreign corporate public securities	5,196	162	1,047	143	6,243	305
Foreign corporate private securities	6,557	350	4,916	799	11,473	1,149
Asset-backed securities	2,357	20	1,581	33	3,938	53
Commercial mortgage-backed securities	4,879	123	60	2	4,939	125
Residential mortgage-backed securities	926	12	78	2	1,004	14
Total	$68,613	$3,205	$12,250	$1,420	$80,863	$4,625
Equity securities, available-for-sale	$637	$41	$12	$1	$649	$42

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2016.

As of June 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $2,440 million and $4,233 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $272 million and $392 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2017, the $1,118 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in foreign government bonds and in the energy, consumer non-cyclical and utility sectors of the Company’s corporate securities. As of December 31, 2016, the $1,420 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, utility and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of June 30, 2017, $10 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $7 million of which had been in a gross unrealized loss position for less than six months. As of December 31, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $8 million of which had been in a gross unrealized loss position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either June 30, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$12,237	$12,884	$4	$4
Due after one year through five years	46,603	50,603	177	186
Due after five years through ten years	62,045	67,286	567	650
Due after ten years(1)	154,198	175,738	867	1,130
Asset-backed securities	11,229	11,410	0	0
Commercial mortgage-backed securities	13,011	13,184	0	0
Residential mortgage-backed securities	3,964	4,149	508	546
Total	$303,287	$335,254	$2,123	$2,516
__________

(1)
Excludes available-for-sale notes with amortized cost of $1,738 million (fair value, $1,738 million) and held-to-maturity notes with amortized cost of $4,403 million (fair value, $4,498 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,157	$9,232	$15,887	$14,354
Proceeds from maturities/prepayments	7,546	5,586	13,420	9,623
Gross investment gains from sales and maturities	410	499	801	794
Gross investment losses from sales and maturities	(135)	(55)	(298)	(297)
OTTI recognized in earnings(2)	(46)	(11)	(100)	(137)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$39	$75	$89	$125
Equity securities, available-for-sale:
Proceeds from sales(4)	$1,030	$896	$1,943	$1,837
Gross investment gains from sales	197	138	472	248
Gross investment losses from sales	(28)	(36)	(41)	(107)
OTTI recognized in earnings	(5)	(31)	(11)	(42)
__________

(1)	Includes $317 million and $(51) million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $0 million and $4 million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

(4)	Includes $46 million and $82 million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)
Credit loss impairments:
Balance, beginning of period	$350	$359	$543	$532
New credit loss impairments	7	7	7	27
Additional credit loss impairments on securities previously impaired	0	1	0	0
Increases due to the passage of time on previously recorded credit losses	4	7	7	12
Reductions for securities which matured, paid down, prepaid or were sold during the period	(7)	(16)	(131)	(141)
Reductions for securities impaired to fair value during the period(1)	(11)	(14)	0	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(3)	(2)	(4)
Balance, end of period	$341	$341	$424	$424
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$750	$750	$655	$655
Fixed maturities:
Corporate securities	13,814	14,092	13,903	13,997
Commercial mortgage-backed securities	1,993	2,021	2,032	2,052
Residential mortgage-backed securities(1)	1,048	1,056	1,142	1,150
Asset-backed securities(2)	1,259	1,284	1,333	1,349
Foreign government bonds	994	1,008	915	926
U.S. government authorities and agencies and obligations of U.S. states	343	392	330	376
Total fixed maturities	19,451	19,853	19,655	19,850
Equity securities	1,210	1,470	1,097	1,335
Total trading account assets supporting insurance liabilities	$21,411	$22,073	$21,407	$21,840
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $183 million and $136 million during the three months ended June 30, 2017 and 2016, respectively, and $229 million and $375 million during the six months ended June 30, 2017 and 2016, respectively.

Other Trading Account Assets

The following table sets forth the composition of “Other trading account assets,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$26	$26	$26	$26
Fixed maturities	3,893	3,815	3,634	3,453
Equity securities	957	1,085	985	1,056
Other	5	5	4	5
Subtotal	$4,881	4,931	$4,649	4,540
Derivative instruments		1,842		1,224
Total other trading account assets		$6,773		$5,764

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $82 million and $137 million during the three months ended June 30, 2017 and 2016, respectively, and $159 million and $161 million during the six months ended June 30, 2017 and 2016, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$63,718	$75,430	$60,240	$73,051
Fixed maturities, held-to-maturity	848	1,107	818	1,075
Trading account assets supporting insurance liabilities	609	623	537	550
Other trading account assets	22	22	16	16
Total	$65,197	$77,182	$61,611	$74,692

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$8,254	$10,018	$7,581	$9,435
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	39	39	44	44
Other trading account assets	0	0	0	0
Total	$8,293	$10,057	$7,625	$9,479

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,348	22.7%	$12,424	23.9%
Retail	8,742	16.1	8,555	16.5
Apartments/Multi-Family	14,942	27.6	13,733	26.4
Industrial	8,803	16.3	8,075	15.5
Hospitality	1,979	3.7	2,274	4.4
Other	4,159	7.7	3,966	7.6
Total commercial mortgage loans	50,973	94.1	49,027	94.3
Agricultural property loans	3,190	5.9	2,958	5.7
Total commercial mortgage and agricultural property loans by property type	54,163	100.0%	51,985	100.0%
Valuation allowance	(100)		(98)
Total net commercial mortgage and agricultural property loans by property type	54,063		51,887
Other loans:
Uncollateralized loans	624		638
Residential property loans	228		252
Other collateralized loans	7		10
Total other loans	859		900
Valuation allowance	(7)		(8)
Total net other loans	852		892
Total commercial mortgage and other loans(1)	$54,915		$52,779
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of June 30, 2017 and December 31, 2016, the net carrying value of these loans was $525 million and $519 million, respectively.

As of June 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (5%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	2	0	0	0	(1)	1
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$98	$2	$2	$0	$5	$107

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$96	$2	$2	$0	$6	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$5	$0	$0	$0	$0	$5
Collectively evaluated for impairment	93	2	2	0	5	102
Total ending balance(1)	$98	$2	$2	$0	$5	$107

Recorded investment(2):
Individually evaluated for impairment	$80	$67	$0	$0	$2	$149
Collectively evaluated for impairment	50,893	3,123	228	7	622	54,873
Total ending balance(1)	$50,973	$3,190	$228	$7	$624	$55,022
__________

(1)	As of June 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	6	100
Total ending balance(1)	$96	$2	$2	$0	$6	$106

Recorded investment(2):
Individually evaluated for impairment	$116	$30	$0	$0	$2	$148
Collectively evaluated for impairment	48,911	2,928	252	10	636	52,737
Total ending balance(1)	$49,027	$2,958	$252	$10	$638	$52,885
__________

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	June 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$28,170	$452	$492	$29,114
60%-69.99%	13,816	274	138	14,228
70%-79.99%	6,586	627	33	7,246
80% or greater	200	78	107	385
Total commercial mortgage loans	$48,772	$1,431	$770	$50,973

Agricultural property loans

	June 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,021	$112	$17	$3,150
60%-69.99%	40	0	0	40
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,061	$112	$17	$3,190

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	June 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$31,191	$564	$509	$32,264
60%-69.99%	13,856	274	138	14,268
70%-79.99%	6,586	627	33	7,246
80% or greater	200	78	107	385
Total commercial mortgage and agricultural property loans	$51,833	$1,543	$787	$54,163

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$50,973	$0	$0	$0	$0	$50,973	$47
Agricultural property loans	3,175	0	0	15	15	3,190	27
Residential property loans	220	5	0	3	8	228	3
Other collateralized loans	7	0	0	0	0	7	0
Uncollateralized loans	624	0	0	0	0	624	0
Total	$54,999	$5	$0	$18	$23	$55,022	$77
 __________

(1)	As of June 30, 2017, there were no loans in this category accruing interest.

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

For both the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold, other than those classified as held-for-sale. For both the three and six months ended June 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. During the three and six months ended June 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. As of June 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, there were $5 million of private debt commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$4,156	$4,059
Hedge funds	3,018	2,660
Real estate-related	1,189	1,291
Total joint ventures and limited partnerships	8,363	8,010
Real estate held through direct ownership(1)	2,308	2,195
Other(2)	1,106	1,078
Total other long-term investments	$11,777	$11,283
__________

(1)	As of June 30, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $719 million and $659 million, respectively.

(2)
Primarily includes strategic investments made as part of our asset management operations, leveraged leases, member and activity stock held in the Federal Home Loan Banks of New York and Boston and certain derivatives. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale(1)	$2,856	$2,705	$5,651	$5,328
Fixed maturities, held-to-maturity(1)	54	52	108	103
Equity securities, available-for-sale	109	111	194	190
Trading account assets	227	241	469	495
Commercial mortgage and other loans	583	561	1,120	1,116
Policy loans	155	156	307	310
Short-term investments and cash equivalents	46	34	90	67
Other long-term investments	248	110	580	209
Gross investment income	4,278	3,970	8,519	7,818
Less: investment expenses	(189)	(181)	(369)	(359)
Net investment income	$4,089	$3,789	$8,150	$7,459
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities	$229	$433	$403	$360
Equity securities	164	71	420	99
Commercial mortgage and other loans	14	4	28	31
Investment real estate	6	1	12	1
Joint ventures and limited partnerships	(10)	(23)	(21)	(64)
Derivatives(1)	(1,496)	951	(1,507)	2,895
Other	1	(4)	0	(8)
Realized investment gains (losses), net	$(1,092)	$1,433	$(665)	$3,314
__________

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$281	$312
Fixed maturity securities, available-for-sale—all other	31,686	28,526
Equity securities, available-for-sale	2,695	2,599
Derivatives designated as cash flow hedges(1)	780	1,316
Other investments(2)	(13)	(21)
Net unrealized gains (losses) on investments	$35,429	$32,732
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of June 30, 2017, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,134	$7,482	$8,616	$950	$6,417	$7,367
U.S. corporate public securities	1	0	1	0	0	0
Foreign corporate public securities	2	0	2	6	0	6
Residential mortgage-backed securities	0	198	198	0	233	233
Equity securities	0	0	0	0	0	0
Total securities sold under agreements to repurchase(1)	$1,137	$7,680	$8,817	$956	$6,650	$7,606
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the securities loaned to external parties recorded at the value of the cash collateral received, as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$60	$0	$60	$9	$0	$9
Obligations of U.S. states and their political subdivisions	63	0	63	18	0	18
Foreign government bonds	410	0	410	279	0	279
U.S. corporate public securities	2,567	0	2,567	2,731	0	2,731
Foreign corporate public securities	659	0	659	786	0	786
Residential mortgage-backed securities	0	83	83	55	74	129
Equity securities	194	0	194	381	0	381
Total cash collateral for loaned securities(1)	$3,953	$83	$4,036	$4,259	$74	$4,333
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

5. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs that are non-recourse to the Company. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Fixed maturities, available-for-sale	$95	$65	$277	$269
Fixed maturities, held-to-maturity	84	81	813	783
Trading account assets supporting insurance liabilities	0	0	9	9
Other trading account assets	2,315	2,140	0	0
Commercial mortgage and other loans	450	503	0	0
Other long-term investments	1,229	1,083	110	114
Cash and cash equivalents	217	618	0	1
Accrued investment income	8	10	4	4
Other assets	459	424	0	1
Total assets of consolidated VIEs	$4,857	$4,924	$1,213	$1,181
Notes issued by consolidated VIEs(2)	$2,176	$2,150	$0	$0
Other liabilities	545	611	7	7
Total liabilities of consolidated VIEs	$2,721	$2,761	$7	$7
 __________

(1)
Total assets of consolidated VIEs reflects $1,499 million and $1,386 million as of June 30, 2017 and December 31, 2016, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of June 30, 2017 and December 31, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $730 million and $515 million at June 30, 2017 and December 31, 2016, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,363 million and $8,010 million as of June 30, 2017 and December 31, 2016, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

6. CLOSED BLOCK

On December 18, 2001, the date of demutualization, Prudential Insurance established a closed block for certain in force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For more information on the Closed Block, see Note 12 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company recognized a policyholder dividend obligation of $1,724 million and $1,647 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,483 million and $3,011 million at June 30, 2017 and December 31, 2016, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Closed Block liabilities
Future policy benefits	$49,029	$49,281
Policyholders’ dividends payable	925	932
Policyholders’ dividend obligation	5,207	4,658
Policyholders’ account balances	5,166	5,204
Other Closed Block liabilities	5,738	4,262
Total Closed Block liabilities	66,065	64,337
Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,821	38,696
Other trading account assets, at fair value	310	283
Equity securities, available-for-sale, at fair value	2,442	2,572
Commercial mortgage and other loans	9,432	9,437
Policy loans	4,583	4,660
Other long-term investments	3,121	3,020
Short-term investments	394	837
Total investments	61,103	59,505
Cash and cash equivalents	1,292	1,310
Accrued investment income	487	491
Other Closed Block assets	385	206
Total Closed Block assets	63,267	61,512
Excess of reported Closed Block liabilities over Closed Block assets	2,798	2,825
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,462	2,990
Allocated to policyholder dividend obligation	(3,483)	(3,011)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,777	$2,804

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2017
(in millions)
Balance, January 1	$4,658
Impact from earnings allocable to policyholder dividend obligation	76
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	473
Balance, June 30	$5,207

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues
Premiums	$670	$692	$1,275	$1,314
Net investment income	676	643	1,326	1,261
Realized investment gains (losses), net	81	205	354	107
Other income (loss)	26	9	60	2
Total Closed Block revenues	1,453	1,549	3,015	2,684
Benefits and Expenses
Policyholders’ benefits	855	858	1,644	1,665
Interest credited to policyholders’ account balances	32	34	65	67
Dividends to policyholders	473	575	1,066	822
General and administrative expenses	97	100	194	203
Total Closed Block benefits and expenses	1,457	1,567	2,969	2,757
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(4)	(18)	46	(73)
Income tax expense (benefit)	(17)	(29)	20	(95)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$13	$11	$26	$22

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2016	660.1	230.5	429.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	5.8	(5.8)
Stock-based compensation programs(1)	0.0	(3.2)	3.2
Balance, June 30, 2017	660.1	233.1	427.0
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017. As of June 30, 2017, 5.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $625 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	614	2,502	(13)	3,103
Amounts reclassified from AOCI	2	(820)	112	(706)
Income tax benefit (expense)	(77)	(544)	(35)	(656)
Balance, June 30, 2017	$(434)	$19,309	$(2,513)	$16,362

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	1,272	17,958	(34)	19,196
Amounts reclassified from AOCI	8	(638)	107	(523)
Income tax benefit (expense)	(294)	(5,972)	(25)	(6,291)
Balance, June 30, 2016	$(101)	$27,121	$(2,353)	$24,667
__________

(1)
Includes cash flow hedges of $780 million and $1,316 million as of June 30, 2017 and December 31, 2016, respectively, and $1,298 million and $1,165 million as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2017	2016	2017	2016
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(2)	$(2)	$(3)	$(8)	Realized investment gains (losses), net
Foreign currency translation adjustments	1	0	1	0	Other income
Total foreign currency translation adjustment	(1)	(2)	(2)	(8)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(1)	(2)	(2)	(3)	(3)
Cash flow hedges—Currency/Interest rate	(62)	160	(1)	182	(3)
Net unrealized investment gains (losses) on available-for-sale securities	393	504	823	459
Total net unrealized investment gains (losses)	330	662	820	638	(4)
Amortization of defined benefit pension items:
Prior service cost	1	2	2	4	(5)
Actuarial gain (loss)	(57)	(56)	(114)	(111)	(5)
Total amortization of defined benefit pension items	(56)	(54)	(112)	(107)
Total reclassifications for the period	$273	$606	$706	$523
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
Net investment gains (losses) on investments arising during the period	50				(17)	33
Reclassification adjustment for (gains) losses included in net income	(63)				21	(42)
Reclassification adjustment for OTTI losses excluded from net income(1)	(18)				6	(12)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		3			(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			10		(4)	6
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(7)	2	(5)
Balance, June 30, 2017	$281	$(2)	$4	$(54)	$(90)	$139
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$32,420	$(1,056)	$(1,136)	$(2,980)	$(9,234)	$18,014
Net investment gains (losses) on investments arising during the period	3,467				(1,155)	2,312
Reclassification adjustment for (gains) losses included in net income	(757)				252	(505)
Reclassification adjustment for OTTI losses excluded from net income(2)	18				(6)	12
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(337)			119	(218)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(213)		75	(138)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(471)	164	(307)
Balance, June 30, 2017	$35,148	$(1,393)	$(1,349)	$(3,451)	$(9,785)	$19,170
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended June 30,
	2017			2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$496			$925
Less: Income (loss) attributable to noncontrolling interests	5			4
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			11
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$485	428.3	$1.13	$910	441.1	$2.06
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	7			11
Stock options		2.1			1.8
Deferred and long-term compensation programs		1.0			0.8
Exchangeable Surplus Notes	5	5.8		5	5.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$489	437.2	$1.12	$915	449.3	$2.04

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2017			2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,868			$2,294
Less: Income (loss) attributable to noncontrolling interests	8			37
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	23			26
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,837	429.1	$4.28	$2,231	443.2	$5.03
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$23			$26
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	23			25
Stock options		2.2			1.6
Deferred and long-term compensation programs		1.0			0.9
Exchangeable Surplus Notes	9	5.8		9	5.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,846	438.1	$4.21	$2,241	451.3	$4.97

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2017 and 2016, as applicable, were based on 5.3 million and 5.1 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2017		2016
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.4	$110.26	3.7	$83.56
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.4		3.7

	Six Months Ended June 30,
	2017		2016
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$110.32	3.8	$83.40
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.3		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.6		3.8

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2017	December 31, 2016
	($ in millions)
Commercial paper:
Prudential Financial	$50	$65
Prudential Funding, LLC	817	525
Subtotal commercial paper	867	590
Current portion of long-term debt(1)	912	543
Total short-term debt(2)	$1,779	$1,133
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$202	$292
Daily average commercial paper outstanding	$1,316	$1,020
Weighted average maturity of outstanding commercial paper, in days	25	21
Weighted average interest rate on outstanding short-term debt(3)	0.83%	0.43%
__________

(1)	Includes $73 million that has recourse only to real estate investment property at December 31, 2016.
(2) Includes Prudential Financial debt of $512 million and $535 million at June 30, 2017 and December 31, 2016, respectively.

(3)	Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2017, no amounts were drawn on the credit facilities. For additional information on these alternative sources of liquidity, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In July 2017, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2022. Borrowings under the credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the operating needs of the Company and its subsidiaries. The credit facility contains representations and warranties, covenants and events of default that are customary for facilities of this type, and borrowings under the facility are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under the facility are conditioned on the continued satisfaction of customary conditions, including the maintenance by the Company of consolidated net worth of at least $20.958 billion, which for this purpose is calculated as U.S. GAAP equity, excluding accumulated other comprehensive income (loss), equity of non-controlling interests and equity attributable to the Closed Block.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017	December 31, 2016

	(in millions)
Fixed-rate notes:
Surplus notes	$840	$840
Surplus notes subject to set-off arrangements(1)	4,503	4,403
Senior notes	9,233	9,236
Mortgage debt(2)	188	177
Floating-rate notes:
Surplus notes	499	499
Surplus notes subject to set-off arrangements(1)	1,638	1,456
Senior notes(3)	515	1,063
Mortgage debt(4)	531	409
Junior subordinated notes	5,820	5,817
Subtotal	23,767	23,900
Less: assets under set-off arrangements(1)	6,141	5,859
Total long-term debt(5)	$17,626	$18,041
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $69 million and $82 million of debt denominated in foreign currency at June 30, 2017 and December 31, 2016, respectively.

(3)	Includes $56 million and $55 million of debt denominated in foreign currency at June 30, 2017 and December 31, 2016, respectively.

(4)	Includes $232 million and $221 million of debt denominated in foreign currency at June 30, 2017 and December 31, 2016, respectively.

(5)	Includes Prudential Financial debt of $15,289 million and $15,389 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2017, the Company established a new $1.0 billion captive financing facility to finance non-economic reserves required under Guideline AXXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of June 30, 2017, $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of June 30, 2017, the outstanding balance of the Company’s medium-term notes was $9.5 billion, a decrease of $108 million from December 31, 2016, due to maturities.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of June 30, 2017, the outstanding balance of retail notes was $457 million.

Mortgage Debt. As of June 30, 2017, the Company’s subsidiaries had mortgage debt of $719 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $60 million from December 31, 2016, primarily due to new borrowings of $161 million and $12 million from foreign exchange fluctuations, partially offset by $73 million of maturities and $41 million in prepayment activity.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Components of net periodic (benefit) cost
Service cost	$71	$63	$5	$4
Interest cost	119	124	21	23
Expected return on plan assets	(195)	(188)	(26)	(27)
Amortization of prior service cost	(1)	(2)	0	0
Amortization of actuarial (gain) loss, net	48	45	9	11
Settlements	0	1	0	0
Special termination benefits	0	2	0	0
Net periodic (benefit) cost	$42	$45	$9	$11

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Components of net periodic (benefit) cost
Service cost	$142	$125	$10	$9
Interest cost	238	249	41	46
Expected return on plan assets	(390)	(377)	(51)	(53)
Amortization of prior service cost	(2)	(3)	0	(1)
Amortization of actuarial (gain) loss, net	96	90	18	21
Settlements	0	2	0	0
Special termination benefits	3	2	0	0
Net periodic (benefit) cost	$87	$88	$18	$22

During the six months ended June 30, 2017, the Company made cash contributions of $105 million to its pension plans and anticipates making an additional $75 million of cash contributions during the remainder of 2017.

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

•
the contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind-down status, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For more information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In addition, as discussed in Note 1, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the three-month period ended June 30, 2016. The adjustment resulted in a decrease in adjusted operating income before income taxes of $148 million for the Individual Life segment in that period.

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles “adjusted operating income before income taxes” to “income before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$612	$427	$1,080	$755
Retirement	308	236	705	455
Asset Management	218	207	414	372
Total U.S. Retirement Solutions and Investment Management division	1,138	870	2,199	1,582
Individual Life	(557)	(290)	(439)	(170)
Group Insurance	136	89	170	115
Total U.S. Individual Life and Group Insurance division	(421)	(201)	(269)	(55)
International Insurance	823	803	1,622	1,582
Total International Insurance division	823	803	1,622	1,582
Corporate and Other operations	(312)	(415)	(664)	(727)
Total Corporate and Other	(312)	(415)	(664)	(727)
Total segment adjusted operating income before income taxes	1,228	1,057	2,888	2,382
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,377)	802	(1,443)	2,220
Charges related to realized investment gains (losses), net	698	(442)	802	(1,522)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	201	108	245	324
Change in experience-rated contractholder liabilities due to asset value changes	(145)	(133)	(157)	(263)
Divested businesses:
Closed Block division	(18)	(32)	16	(105)
Other divested businesses	35	(11)	41	20
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(14)	(8)	(42)	17
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$608	$1,341	$2,350	$3,073
The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2017	December 31, 2016
	2017	2016	2017	2016
	(in millions)
Individual Annuities	$1,306	$1,143	$2,521	$2,252	$178,303	$170,861
Retirement	3,607	2,241	5,544	4,134	177,672	173,509
Asset Management	787	732	1,543	1,438	49,492	49,255
Total U.S. Retirement Solutions and Investment Management division	5,700	4,116	9,608	7,824	405,467	393,625
Individual Life	654	1,155	2,099	2,521	82,465	77,524
Group Insurance	1,362	1,364	2,745	2,684	40,928	40,642
Total U.S. Individual Life and Group Insurance division	2,016	2,519	4,844	5,205	123,393	118,166
International Insurance	5,483	5,343	10,892	10,387	208,247	197,119
Total International Insurance division	5,483	5,343	10,892	10,387	208,247	197,119
Corporate and Other operations	(171)	(166)	(309)	(312)	11,658	13,001
Total Corporate and Other	(171)	(166)	(309)	(312)	11,658	13,001
Total	13,028	11,812	25,035	23,104	748,765	721,911
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,377)	802	(1,443)	2,220
Charges related to realized investment gains (losses), net	(69)	(12)	(91)	76
Investment gains (losses) on trading account assets supporting insurance liabilities, net	201	108	245	324
Divested businesses:
Closed Block division	1,449	1,546	3,006	2,675	63,825	62,051
Other divested businesses	228	199	409	393
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	(16)	(50)	(24)
Total per Unaudited Interim Consolidated Financial Statements	$13,441	$14,439	$27,111	$28,768	$812,590	$783,962

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Asset Management segment intersegment revenues	$181	$161	$353	$331

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

12. INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of operating joint ventures.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of taxes.” The interim period tax (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

Our income tax provision, on a consolidated basis, amounted to an income tax expense of $520 million, or 22.1% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2017, compared to $799 million, or 26.0% of income (loss) before income taxes and equity in earnings of operating joint ventures in the first six months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the first six months of 2017 also includes a $31 million tax benefit, as a result of the Company’s adoption of ASU 2016-09 regarding employee share-based payments. Under prior guidance, such tax benefits related to employee share-based payments would have been reported in “Additional paid-in capital.” See Note 2 for additional information.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

 Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$24,727	$32	$	$24,759
Obligations of U.S. states and their political subdivisions	0	10,190	5		10,195
Foreign government bonds	0	100,668	143		100,811
U.S. corporate public securities	0	86,135	92		86,227
U.S. corporate private securities(2)	0	31,676	1,084		32,760
Foreign corporate public securities	0	28,756	63		28,819
Foreign corporate private securities	0	22,517	423		22,940
Asset-backed securities(3)	0	4,945	6,465		11,410
Commercial mortgage-backed securities	0	13,170	14		13,184
Residential mortgage-backed securities	0	3,884	265		4,149
Subtotal	0	326,668	8,586		335,254
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	318	0		318
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	802	228		1,030
Corporate securities	0	17,392	200		17,592
Asset-backed securities(3)	0	715	663		1,378
Commercial mortgage-backed securities	0	2,031	1		2,032
Residential mortgage-backed securities	0	1,117	2		1,119
Equity securities	1,771	241	543		2,555
All other(5)	202	12,542	1	(10,172)	2,573
Subtotal	1,973	35,357	1,638	(10,172)	28,796
Equity securities, available-for-sale	6,185	3,693	273		10,151
Commercial mortgage and other loans	0	525	0		525
Other long-term investments(6)	1	109	76	(6)	180
Short-term investments	2,746	848	2		3,596
Cash equivalents	4,223	6,855	0		11,078
Other assets	0	1	39		40
Separate account assets(7)(8)	41,727	227,930	2,107		271,764
Total assets	$56,855	$601,986	$12,721	$(10,178)	$661,384
Future policy benefits(9)	$0	$0	$10,031	$	$10,031
Other liabilities	36	5,902	34	(5,294)	678
Notes issued by consolidated VIEs	0	0	1,853		1,853
Total liabilities	$36	$5,902	$11,918	$(5,294)	$12,562

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,784	$0	$	$23,784
Obligations of U.S. states and their political subdivisions	0	9,687	5		9,692
Foreign government bonds	0	96,132	124		96,256
U.S. corporate public securities	0	81,350	261		81,611
U.S. corporate private securities(2)	0	30,434	1,354		31,788
Foreign corporate public securities	0	28,166	71		28,237
Foreign corporate private securities	0	20,393	487		20,880
Asset-backed securities(3)	0	7,591	4,344		11,935
Commercial mortgage-backed securities	0	12,690	14		12,704
Residential mortgage-backed securities	0	4,335	197		4,532
Subtotal	0	314,562	6,857		321,419
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	301	0		301
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	714	227		941
Corporate securities	0	16,992	188		17,180
Asset-backed securities(3)	0	1,086	329		1,415
Commercial mortgage-backed securities	0	2,061	1		2,062
Residential mortgage-backed securities	0	1,208	2		1,210
Equity securities	1,690	214	487		2,391
All other(5)	208	13,259	1	(11,708)	1,760
Subtotal	1,898	36,029	1,235	(11,708)	27,454
Equity securities, available-for-sale	6,033	3,450	265		9,748
Commercial mortgage and other loans	0	519	0		519
Other long-term investments(6)	44	106	7	(8)	149
Short-term investments	5,623	1,558	1		7,182
Cash equivalents	3,885	4,421	0		8,306
Other assets	0	0	0		0
Separate account assets(7)(8)	38,915	221,253	1,849		262,017
Total assets	$56,398	$581,898	$10,214	$(11,716)	$636,794
Future policy benefits(9)	$0	$0	$8,238	$	$8,238
Other liabilities	8	6,284	22	(5,945)	369
Notes issued by consolidated VIEs	0	0	1,839		1,839
Total liabilities	$8	$6,284	$10,099	$(5,945)	$10,446
__________

(1)
“Netting” amounts represent cash collateral of $4,884 million and $5,771 million as of June 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with fair value of $1,738 million and $1,456 million as of June 30, 2017 and December 31, 2016, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”

(5)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

(6)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of such investments were $1,857 million and $1,579 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)
Separate account assets included in the fair value hierarchy, excludes investments in entities that calculate net asset value per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy, include investments in real estate, hedge funds and other invested assets, for which fair value is measured at net asset value per share (or its equivalent). At June 30, 2017 and December 31, 2016, the fair value of such investments was $25,669 million and $25,619 million, respectively.

(8)
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

(9)
As of June 30, 2017, the net embedded derivative liability position of $10.0 billion includes $0.6 billion of embedded derivatives in an asset position and $10.6 billion of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $8.2 billion includes $1.2 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position.

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. The following table presents the transfers between Level 1 and Level 2 for dates indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Transferred from Level 1 to Level 2	$17	$26	$63	$66
Transferred from Level 2 to Level 1	$27	$14	$83	$31

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,588	Discounted cash flow	Discount rate	0.64%	-	20%	6.77%	Decrease
		Market comparables	EBITDA multiples(3)	6.6X		6.6X	6.6X	Increase
		Liquidation	Liquidation value	12.46%	-	12.59%	12.53%	Increase
Separate Account Assets-Commercial Mortgage Loans(4)	$822	Discounted cash flow	Spread	1.07%	-	2.73%	1.16%	Decrease
Liabilities:
Future policy benefits(5)	$10,031	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			NPR spread(7)	0.11%	-	0.99%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	14%	-	24%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,848	Discounted cash flow	Discount rate	0.70%	-	20%	7.12%	Decrease
		Market comparables	EBITDA multiples(3)	4.0X	-	4.0X	4.0X	Increase
		Liquidation	Liquidation value	15.19%	-	98.68%	91.72%	Increase
Separate Account Assets-Commercial Mortgage Loans(4)	$971	Discounted cash flow	Spread	1.19%	-	2.9%	1.37%	Decrease
Liabilities:
Future policy benefits(5)	$8,238	Discounted cash flow	Lapse rate(6)	0%	-	13%		Decrease
			NPR spread(7)	0.25%	-	1.50%		Decrease
			Utilization rate(8)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

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

(5)
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

(6)
Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

(7)
To reflect non-performance risk (“NPR”), the Company incorporates an additional spread over the London Inter-Bank Offered Rate (“LIBOR”) into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.

(8)
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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2017 and December 31, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Level 3 Assets and Liabilities—The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$10	$5	$136	$2,111	$5,911
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(17)	57
Included in other comprehensive income (loss)	0	0	2	(16)	(13)
Net investment income	0	0	0	2	2
Purchases	22	0	(1)	88	1,659
Sales	0	0	0	(3)	(385)
Issuances	0	0	0	0	0
Settlements	0	0	0	(388)	(994)
Foreign currency translation	0	0	(4)	0	13
Other(4)	0	0	0	0	0
Transfers into Level 3(5)	0	0	11	28	998
Transfers out of Level 3(5)	0	0	(1)	(143)	(504)
Fair Value, end of period	$32	$5	$143	$1,662	$6,744
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(31)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$227	$217	$739	$546	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	1	5	1	(1)	0
Net investment income	2	1	1	0	0
Purchases	0	31	41	3	0
Sales	0	(3)	(13)	(2)	0
Issuances	0	0	0	0	0
Settlements	(2)	(55)	(115)	(1)	0
Foreign currency translation	0	0	2	2	0
Other(4)	0	3	0	(4)	0
Transfers into Level 3(5)	0	1	166	0	0
Transfers out of Level 3(5)	0	0	(156)	0	0
Fair Value, end of period	$228	$200	$666	$543	$1
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$2	$3	$1	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Cash equivalents	Other assets
	(in millions)
Fair Value, beginning of period	$265	$78	$1	$6	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	(1)	0	0	30
Other income	0	0	0	0	0
Included in other comprehensive income (loss)	(2)	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	7	0	0	0	9
Sales	(4)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	0	0	(6)	0
Foreign currency translation	3	0	0	0	0
Other(4)	0	(1)	0	(4)	0
Transfers into Level 3(5)	0	0	1	4	0
Transfers out of Level 3(5)	0	0	0	0	0
Fair Value, end of period	$273	$76	$2	$0	$39
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$3	$(2)	$0	$0	$30
Other income	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,975	$(7,640)	$(27)	$(1,854)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2,112)	(6)	1
Other Income	0	0	0	0
Interest credited to policyholders’ account balances	22	0	0	0
Net investment income	1	0	0	0
Purchases	383	0	0	0
Sales	(68)	0	0	0
Issuances	0	(279)	0	0
Settlements	(175)	0	(1)	0
Foreign currency translation	0	0	0	0
Other(4)	0	0	0	0
Transfers into Level 3(5)	63	0	0	0
Transfers out of Level 3(5)	(94)	0	0	0
Fair Value, end of period	$2,107	$(10,031)	$(34)	$(1,853)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,173)	$(4)	$1
Other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$16	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$2,173	$4,555
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	27	59
Included in other comprehensive income (loss)	0	0	2	(3)	(13)
Net investment income	0	0	0	11	5
Purchases	22	0	0	122	2,441
Sales	0	0	0	(144)	(395)
Issuances	0	0	0	0	0
Settlements	0	0	0	(447)	(1,414)
Foreign currency translation	0	0	1	9	25
Other(4)	10	0	0	(10)	(1)
Transfers into Level 3(5)	0	0	18	126	2,645
Transfers out of Level 3(5)	0	0	(2)	(202)	(1,163)
Fair Value, end of period	$32	$5	$143	$1,662	$6,744
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(40)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$227	$188	$332	$487	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	8	1	20	0
Net investment income	3	1	1	0	0
Purchases	0	73	235	18	0
Sales	0	(6)	(13)	(11)	0
Issuances	0	0	0	0	0
Settlements	(2)	(85)	(133)	(7)	0
Foreign currency translation	0	0	3	8	0
Other(4)	0	3	1	(3)	0
Transfers into Level 3(5)	0	22	425	31	0
Transfers out of Level 3(5)	0	(4)	(186)	0	0
Fair Value, end of period	$228	$200	$666	$543	$1
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$5	$2	$33	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Cash equivalents	Other assets
	(in millions)
Fair Value, beginning of period	$265	$7	$1	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	4	(1)	0	0	22
Other income	0	0	0	0	0
Included in other comprehensive income (loss)	9	0	0	0	0
Net investment income	0	0	0	2	0
Purchases	14	0	0	0	17
Sales	(23)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	0	0	(6)	0
Foreign currency translation	6	0	0	0	0
Other(4)	(1)	70	0	0	0
Transfers into Level 3(5)	0	0	1	4	0
Transfers out of Level 3(5)	(1)	0	0	0	0
Fair Value, end of period	$273	$76	$2	$0	$39
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$3	$(5)	$0	$0	$22
Other income	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,237)	(12)	(14)
Other Income	0	0	0	0
Interest credited to policyholders’ account balances	46	0	0	0
Net investment income	1	0	0	0
Purchases	538	0	0	0
Sales	(72)	0	0	0
Issuances	0	(554)	0	0
Settlements	(381)	0	0	0
Foreign currency translation	0	(2)	0	0
Other(4)	0	0	0	0
Transfers into Level 3(5)	254	0	0	0
Transfers out of Level 3(5)	(128)	0	0	0
Fair Value, end of period	$2,107	$(10,031)	$(34)	$(1,853)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,365)	$(12)	$(14)
Other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$40	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$6	$122	$2,074	$4,772
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(4)	1
Included in other comprehensive income (loss)	0	0	164	2
Net investment income	0	0	2	4
Purchases	0	0	130	168
Sales	0	0	(2)	(9)
Issuances	0	0	0	0
Settlements	(1)	0	(52)	(177)
Foreign currency translation	0	2	12	11
Other(4)	0	0	0	25
Transfers into Level 3(5)	0	0	43	354
Transfers out of Level 3(5)	0	0	(113)	(1,884)
Fair Value, end of period	$5	$124	$2,254	$3,267
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$2	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$36	$228	$616	$581	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	(2)	3	(7)	1
Net investment income	0	1	1	0	0
Purchases	4	5	8	4	0
Sales	0	0	1	(1)	0
Issuances	0	0	0	0	0
Settlements	(2)	(20)	(4)	(2)	0
Foreign currency translation	0	0	(1)	13	0
Other(4)	0	0	4	(3)	0
Transfers into Level 3(5)	0	40	64	0	0
Transfers out of Level 3(5)	0	(36)	(382)	0	0
Fair Value, end of period	$38	$216	$310	$585	$2
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$(3)	$2	$(6)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Equity securities available- for-sale	Other long-term investments	Other assets
	(in millions)
Fair Value, beginning of period	$292	$19	$36
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	21
Other income	0	0	0
Included in other comprehensive income (loss)	(15)	0	0
Net investment income	0	(1)	0
Purchases	29	0	5
Sales	(1)	0	0
Issuances	0	0	0
Settlements	0	0	0
Foreign currency translation	3	0	0
Other(4)	0	(3)	0
Transfers into Level 3(5)	0	0	0
Transfers out of Level 3(5)	(7)	0	0
Fair Value, end of period	$301	$14	$62
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2)	$24
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,168	$(11,069)	$(2)	$(2,946)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1,998)	0	(98)
Other Income	0	0	0	10
Interest credited to policyholders’ account balances	15	0	0	0
Net investment income	7	0	0	0
Purchases	96	0	0	0
Sales	(13)	0	0	0
Issuances	0	(261)	0	0
Settlements	(55)	0	0	0
Foreign currency translation	0	0	0	0
Other(4)	0	0	0	940
Transfers into Level 3(5)	76	0	0	0
Transfers out of Level 3(5)	(166)	0	0	0
Fair Value, end of period	$2,128	$(13,328)	$(2)	$(2,094)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,071)	$0	$(98)
Other Income	$0	$0	$0	$10
Interest credited to policyholders’ account balances	$9	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$6	$123	$1,222	$4,269
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(88)	2
Included in other comprehensive income (loss)	0	1	20	(39)
Net investment income	0	0	4	8
Purchases	0	0	191	352
Sales	0	0	(6)	(43)
Issuances	0	0	0	0
Settlements	(1)	0	(122)	(220)
Foreign currency translation	0	0	25	61
Other(4)	0	0	0	114
Transfers into Level 3(5)	0	0	1,121	1,204
Transfers out of Level 3(5)	0	0	(113)	(2,441)
Fair Value, end of period	$5	$124	$2,254	$3,267
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(81)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$34	$203	$603	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	(12)	(2)	(5)	1
Net investment income	0	1	1	0	0
Purchases	6	8	26	5	0
Sales	0	0	0	(12)	0
Issuances	0	0	0	0	0
Settlements	(2)	(35)	(5)	(77)	0
Foreign currency translation	0	0	(1)	42	0
Other(4)	0	(15)	19	15	(4)
Transfers into Level 3(5)	0	127	179	28	0
Transfers out of Level 3(5)	0	(61)	(510)	0	0
Fair Value, end of period	$38	$216	$310	$585	$2
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$(13)	$(1)	$(4)	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Equity securities available- for-sale	Other long-term investments	Other assets
	(in millions)
Fair Value, beginning of period	$266	$49	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(1)	46
Other income	0	0	0
Included in other comprehensive income (loss)	(10)	0	0
Net investment income	0	(1)	0
Purchases	53	0	9
Sales	(14)	0	0
Issuances	0	0	0
Settlements	(13)	0	0
Foreign currency translation	18	0	0
Other(4)	0	(33)	0
Transfers into Level 3(5)	7	0	0
Transfers out of Level 3(5)	(7)	0	0
Fair Value, end of period	$301	$14	$62
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$46
Other income	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(4,378)	0	3
Other Income	0	0	0	(9)
Interest credited to policyholders’ account balances	3	0	0	0
Net investment income	13	0	0	0
Purchases	258	0	0	0
Sales	(73)	0	0	0
Issuances	0	(515)	0	0
Settlements	(88)	0	0	0
Foreign currency translation	0	(1)	0	0
Other(4)	0	0	0	6,509
Transfers into Level 3(5)	273	0	0	0
Transfers out of Level 3(5)	(254)	0	0	0
Fair Value, end of period	$2,128	$(13,328)	$(2)	$(2,094)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(4,497)	$0	$3
Other Income	$0	$0	$0	$(9)
Interest credited to policyholders’ account balances	$(3)	$0	$0	$0
__________

(1)
Represents U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period information has been revised to conform to current period presentation.

(2)
Represents asset-backed (includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types), commercial mortgage-backed and residential mortgage-backed securities. Prior period information has been revised to conform to current period presentation.

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

(4)
Other as of June 30, 2017, primarily represents consolidation of a VIE and reclassifications of certain assets between reporting categories. Other as of June 30, 2016, primarily represents deconsolidations of certain previously consolidated collateralized loan obligations.

(5)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(6)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Derivative Fair Value Information

The following tables present the balances of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Trading account assets-All other,” “Other long-term investments” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities”, above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$2	$9,353	$5	$	$9,360
Currency	0	186	0		186
Credit	0	2	0		2
Currency/Interest Rate	0	2,384	0		2,384
Equity	3	193	0		196
Commodity	0	0	0		0
Netting(1)				(10,178)	(10,178)
Total derivative assets	$5	$12,118	$5	$(10,178)	$1,950
Derivative Liabilities:
Interest Rate	$36	$4,423	$2	$	$4,461
Currency	0	493	0		493
Credit	0	9	0		9
Currency/Interest Rate	0	644	0		644
Equity	0	332	0		332
Commodity	0	0	0		0
Netting(1)				(5,294)	(5,294)
Total derivative liabilities	$36	$5,901	$2	$(5,294)	$645

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$55	$9,269	$6	$	$9,330
Currency	0	375	0		375
Credit	0	1	0		1
Currency/Interest Rate	0	3,174	0		3,174
Equity	0	203	0		203
Commodity	0	0	0		0
Netting(1)				(11,716)	(11,716)
Total derivative assets	$55	$13,022	$6	$(11,716)	$1,367
Derivative Liabilities:
Interest Rate	$1	$4,515	$2	$	$4,518
Currency	0	893	0		893
Credit	0	25	0		25
Currency/Interest Rate	0	365	0		365
Equity	6	483	0		489
Commodity	0	0	0		0
Netting(1)				(5,945)	(5,945)
Total derivative liabilities	$7	$6,281	$2	$(5,945)	$345
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the six months ended June 30, 2017, as well as the portion of gains or losses included in income for the six months ended June 30, 2017, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$0	$3	$0	$3
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(1)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$2	$5	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other(1)	0	0	(30)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$2	$4	$2	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(1)
Other income	$0	$0	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
			(in millions)
Realized investment gains (losses) net
Commercial mortgage loans(1)	$0	$(4)	$0	$(4)
Mortgage servicing rights(2)	$4	$(3)	$6	$(2)
Cost method investments(3)	$(7)	$(22)	$(17)	$(52)
General and administrative expenses
Long-lived assets held for sale(4)	$(14)	$0	$(14)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017	December 31, 2016
	(in millions)
Carrying value after measurement as of period end
Commercial mortgage loans(1)	$41	$47
Mortgage servicing rights(2)	$85	$84
Cost method investments(3)	$140	$284
Long-lived assets held for sale(4)	$19	$0
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

(4)	Long-lived assets held for sale are valued based on internal estimate utilizing comparable sales and asset specific conditions.

Fair Value Option

The fair value option provides the Company an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that results from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated based on changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$23	$27	$77	$(24)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(1)	$87	$14	$6

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Commercial mortgage and other loans:
Interest income	$3	$2	$5	$4
Notes issued by consolidated VIEs:
Interest expense	$22	$30	$44	$68

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$525	$519
Aggregate contractual principal as of period end	$516	$508
Other long-term investments:
Fair value as of period end	$1,833	$1,556
Notes issued by consolidated VIEs:
Fair value as of period end	$1,853	$1,839
Aggregate contractual principal as of period end	$1,886	$1,886
__________

(1)	As of June 30, 2017, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

	June 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,525	$991	$2,516	$2,123
Trading account assets	0	0	50	50	50
Commercial mortgage and other loans	0	136	56,226	56,362	54,390
Policy loans	0	0	11,719	11,719	11,719
Short-term investments	0	20	0	20	20
Cash and cash equivalents	4,854	351	322	5,527	5,527
Accrued investment income	0	3,228	0	3,228	3,228
Other assets	202	2,311	657	3,170	3,170
Total assets	$5,056	$7,571	$69,965	$82,592	$80,227
Liabilities:
Policyholders’ account balances—investment contracts	$0	$42,220	$59,714	$101,934	$101,268
Securities sold under agreements to repurchase	0	8,817	0	8,817	8,817
Cash collateral for loaned securities	0	4,036	0	4,036	4,036
Short-term debt	0	1,338	450	1,788	1,779
Long-term debt(4)	1,335	16,163	2,714	20,212	17,626
Other liabilities	0	6,365	691	7,056	7,056
Separate account liabilities—investment contracts	0	70,146	30,031	100,177	100,177
Total liabilities	$1,335	$149,085	$93,600	$244,020	$240,759

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,526	$998	$2,524	$2,144
Trading account assets	0	150	0	150	150
Commercial mortgage and other loans	0	139	53,625	53,764	52,260
Policy loans	1	0	11,754	11,755	11,755
Short-term investments	0	326	0	326	326
Cash and cash equivalents	4,945	876	0	5,821	5,821
Accrued investment income	0	3,204	0	3,204	3,204
Other assets	54	1,976	658	2,688	2,688
Total assets	$5,000	$8,197	$67,035	$80,232	$78,348
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,653	$58,392	$100,045	$99,719
Securities sold under agreements to repurchase	0	7,606	0	7,606	7,606
Cash collateral for loaned securities	0	4,333	0	4,333	4,333
Short-term debt	0	1,077	73	1,150	1,133
Long-term debt(4)	1,267	15,705	2,957	19,929	18,041
Other liabilities	0	6,540	696	7,236	7,236
Separate account liabilities—investment contracts	0	71,010	27,578	98,588	98,588
Total liabilities	$1,267	$147,924	$89,696	$238,887	$236,656
__________

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of these cost method investments were $1,732 million and $1,514 million, respectively. The carrying value of these investments were $1,519 million and $1,478 million as of June 30, 2017 and December 31, 2016, respectively.

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

(3)
As of June 30, 2017, excludes notes with fair value and carrying amount of $4,498 million and $4,403 million, respectively. As of December 31, 2016, excludes notes with both fair value and carrying amount of $4,403 million. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of June 30, 2017, includes notes with fair value and carrying amount of $6,236 million and $6,141 million, respectively. As of December 31, 2016, includes notes with both fair value and carrying amount of $5,859 million. These amounts have been offset with the associated receivables under a netting agreement.

14. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivatives instruments and strategies to manage its risk. Commonly used derivative instrument include, but are not necessarily limited to:
•Interest rate contracts: swaps, options, swaptions, caps and floors
•Equity contracts: options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: to-be-announced forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts

For detailed information on these contracts and the related strategies, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $1,950 million and $1,367 million as of June 30, 2017 and December 31, 2016, respectively, and total derivative liabilities of $645 million and $345 million as of June 30, 2017 and December 31, 2016, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

Primary Underlying/Instrument Type	June 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,008	$16	$(99)	$1,117	$17	$(111)
Foreign Currency
Foreign Currency Forwards	165	1	(2)	167	3	(1)
Currency/Interest Rate
Foreign Currency Swaps	17,295	1,379	(302)	14,737	1,956	(54)
Total Qualifying Hedges	$18,468	$1,396	$(403)	$16,021	$1,976	$(166)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$170,715	$9,156	$(4,170)	$162,131	$8,969	$(4,274)
Interest Rate Futures	27,406	2	(36)	31,183	55	(1)
Interest Rate Options	15,176	183	(154)	13,290	289	(132)
Interest Rate Forwards	549	0	(3)	321	0	(1)
Foreign Currency
Foreign Currency Forwards	21,954	185	(491)	21,042	372	(892)
Foreign Currency Options	83	0	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,314	1,006	(343)	12,336	1,218	(311)
Credit
Credit Default Swaps	845	2	(9)	918	1	(25)
Equity
Equity Futures	338	1	0	1,371	0	(5)
Equity Options	13,933	130	(91)	12,020	102	(93)
Total Return Swaps	15,260	63	(240)	18,167	101	(390)
Commodity
Commodity Futures	0	0	0	1	0	0
Synthetic GICs	76,999	4	0	77,197	5	0
Total Non-Qualifying Derivatives	$356,572	$10,732	$(5,537)	$350,070	$11,112	$(6,124)
Total Derivatives(1)	$375,040	$12,128	$(5,940)	$366,091	$13,088	$(6,290)
__________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $10,015 million and $8,252 million as of June 30, 2017 and December 31, 2016, respectively, primarily included in “Future policy benefits.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting as follows: (i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income, (ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules, and (iii) synthetic guaranteed investment contracts (“GICs”), which are product standalone derivatives, do not qualify as hedging instruments under hedge accounting rules.

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

	June 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,027	$(10,178)	$1,849	$(1,735)	$114
Securities purchased under agreement to resell	530	0	530	(530)	0
Total assets	$12,557	$(10,178)	$2,379	$(2,265)	$114
Offsetting of Financial Liabilities:
Derivatives(1)	$5,922	$(5,294)	$628	$(536)	$92
Securities sold under agreement to repurchase	8,817	0	8,817	(8,817)	0
Total liabilities	$14,739	$(5,294)	$9,445	$(9,353)	$92

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,987	$(11,716)	$1,271	$(399)	$872
Securities purchased under agreement to resell	1,016	0	1,016	(1,016)	0
Total assets	$14,003	$(11,716)	$2,287	$(1,415)	$872
Offsetting of Financial Liabilities:
Derivatives(1)	$6,281	$(5,945)	$336	$(299)	$37
Securities sold under agreement to repurchase	7,606	0	7,606	(7,606)	0
Total liabilities	$13,887	$(5,945)	$7,942	$(7,905)	$37
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$0	$(5)	$0	$0	$0	$0
Currency	(5)	0	0	0	0	0
Total fair value hedges	(5)	(5)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	1
Currency/Interest Rate	0	49	(125)	0	0	(340)
Total cash flow hedges	0	49	(125)	(1)	0	(339)
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,110	0	0	0	0	0
Currency	(46)	0	0	0	0	0
Currency/Interest Rate	(53)	0	(2)	0	0	0
Credit	6	0	0	0	0	0
Equity	(453)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(2,059)	0	0	0	0	0
Total non-qualifying hedges	(1,495)	0	(2)	0	0	0
Total	$(1,500)	$44	$(127)	$(1)	$0	$(342)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$7	$(11)	$0	$0	$0	$0
Currency	(2)	0	0	0	0	0
Total fair value hedges	5	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	4
Currency/Interest Rate	0	93	(164)	0	0	(540)
Total cash flow hedges	0	93	(164)	(1)	0	(536)
Net investment hedges
Currency	0	0	0	0	0	(7)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(7)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	964	0	0	0	0	0
Currency	(8)	0	(1)	0	0	0
Currency/Interest Rate	(141)	0	(2)	0	0	0
Credit	16	0	0	0	0	0
Equity	(1,157)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,182)	0	0	0	0	0
Total non-qualifying hedges	(1,508)	0	(3)	0	0	0
Total	$(1,503)	$82	$(167)	$(1)	$0	$(543)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(4)	$(9)	$0	$0	$0	$0
Currency	11	0	0	0	0	0
Total fair value hedges	7	(9)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	(1)
Currency/Interest Rate	0	30	127	0	0	403
Total cash flow hedges	0	30	127	(1)	0	402
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,380	0	0	0	0	0
Currency	68	0	(1)	0	0	0
Currency/Interest Rate	(41)	0	1	0	0	0
Credit	9	0	0	0	0	0
Equity	(523)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	(1,948)	0	0	0	0	0
Total non-qualifying hedges	945	0	0	0	0	0
Total	$952	$21	$127	$(1)	$0	$399

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(18)	$(17)	$0	$0	$0	$0
Currency	21	0	0	0	0	0
Total fair value hedges	3	(17)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	(9)
Currency/Interest Rate	0	58	118	0	0	142
Total cash flow hedges	0	58	118	(3)	0	133
Net investment hedges
Currency	0	0	0	0	0	(10)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(10)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,873	0	0	0	0	0
Currency	567	0	(2)	0	0	0
Currency/Interest Rate	(530)	0	0	0	0	0
Credit	(7)	0	0	0	0	0
Equity	(751)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(4,267)	0	0	0	0	0
Total non-qualifying hedges	2,884	0	(2)	0	0	0
Total	$2,887	$41	$116	$(3)	$0	$123

__________

(1)	Amounts deferred in AOCI.

For the six months ended June 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2016	$1,316
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2017	(539)
Amount reclassified into current period earnings	3
Balance, June 30, 2017	$780

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using June 30, 2017 values, it is estimated that a pre-tax gain of approximately $163 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2018, offset by amounts pertaining to the hedged items. As of June 30, 2017, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $529 million and $536 million as of June 30, 2017 and December 31, 2016, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $107 million and $112 million as of June 30, 2017 and December 31, 2016, respectively. These credit derivatives are reported at fair value as an asset of $1 million and an asset of less than $1 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $61 million in NAIC 2; $5 million in NAIC 3; $1 million in NAIC 4; $1 million in NAIC 5; and $3 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $50 million reported at fair value as a liability of less than $1 million as of both June 30, 2017 and December 31, 2016. As of June 30, 2017, the notional amount of these credit derivatives of $50 million had a NAIC rating of NAIC 1. NAIC designations are based on the lowest rated single name reference included in the index.

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

The Company entered into a credit derivative that will require the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. The notional amount of this credit derivative was $500 million and was reported at fair value as of June 30, 2017 and December 31, 2016 as a liability of $2 million and $17 million, respectively, and has a maturity date of December 14, 2047. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2017 and December 31, 2016, the Company had $188 million and $256 million of outstanding notional amounts reported at fair value as a liability of $6 million and $8 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement as applicable, (ii) trading through a central clearinghouse and over-the-counter (“OTC”), (iii) obtaining collateral, such as cash and securities, when appropriate, and (iv) setting limits on single party credit exposures which are subject to periodic management review. For detailed information on counterparty credit risk, see Counterparty Credit Risk in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of June 30, 2017, there were no net liability derivative positions with non-zero thresholds and/or downgrading of credit ratings; as such all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2017	December 31, 2016
	(in millions)
Total outstanding mortgage loan commitments	$2,081	$1,984
Portion of commitment where prearrangement to sell to investor exists	$486	$454

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2017	December 31, 2016
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$7,628	$7,232
Expected to be funded from separate accounts(1)	$140	$470
__________
(1) The amounts at December 31, 2016 have been revised to correct the previously reported amounts.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	June 30, 2017	December 31, 2016
	(in millions)
Indemnification provided to certain securities lending clients	$4,707	$5,352
Fair value of related collateral associated with above indemnifications	$4,817	$5,465
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	June 30, 2017	December 31, 2016
	(in millions)
Guaranteed value of third parties’ assets	$76,999	$77,197
Fair value of collateral supporting these assets	$77,956	$77,760
Asset associated with guarantee, carried at fair value	$4	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2017	December 31, 2016
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,439	$1,371
First-loss exposure portion of above	$435	$416
Accrued liability associated with guarantees	$13	$13

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $11,718 million and $11,445 million of mortgages subject to these loss-sharing arrangements as of June 30, 2017 and December 31, 2016, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2017, these mortgages had a weighted-average debt service coverage ratio of 1.94 times and a weighted-average loan-to-value ratio of 59%. As of December 31, 2016, these mortgages had a weighted-average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the six months ended June 30, 2017 and 2016, respectively.

Other Guarantees

	June 30, 2017	December 31, 2016
	(in millions)
Other guarantees where amount can be determined	$38	$58
Accrued liability for other guarantees and indemnifications	$4	$3

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $31 million and $51 million as of June 30, 2017 and December 31, 2016, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Prudential of Brazil Labor and Employment Matters

Prudential of Brazil (“POB”) sells insurance products to consumers through life planner franchisees (“Life Planners”), who are engaged as independent life insurance brokers and not as employees. When a Life Planner’s contractual relationship with POB is terminated, in many cases the Life Planner commences a labor suit against POB alleging entitlement to employment related benefits. POB is a defendant in numerous such lawsuits in Brazil brought by former Life Planners, and has been subject to regulatory actions challenging the validity of POB's franchise model. POB may also become subject to additional former Life Planner labor suits and regulatory actions in the future. POB has recently modified its franchise model to, among other things, mitigate the labor risk involving Life Planners.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Huffman v. The Prudential Insurance Company of America
In February 2017, all parties filed motions for summary judgment.
Rosen v. PRIAC, et al.

In March 2017, Plaintiff filed a voluntary notice of dismissal with prejudice as to Ferguson Enterprises, Inc. and Capital Partners, LLC d/b/a Captrust Financial Advisors.

Bouder v. PFI

In August 2017, the Court issued an order granting preliminary approval of the parties’ class action settlement.

Residential Mortgage-Backed Securities Trustee Litigation

PICA et al. v. Citibank N.A.—In April 2017, Citibank filed a motion for summary judgment in the federal court action. In June 2017, the state court issued a decision regarding Defendants’ motion to dismiss the amended complaint: (i) sustaining Plaintiffs’ breach of contract claims concerning Citibank’s pre-Event of Default obligations; (ii) dismissing Plaintiffs’ breach of contract claims concerning Citibank’s post-Event of Default obligations; (iii) sustaining Plaintiffs’ implied covenant of good faith and fair dealing claim; (iv) dismissing Plaintiffs’ claim for breach of fiduciary duty; and (v) dismissing Plaintiffs’ claim for breach of duty to avoid conflicts of interest. In July 2017, Citibank filed an appeal to the Appellate Division of the Supreme Court of New York, First Department, from the June 2017 decision denying, in part, its motion to dismiss.
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
PICA et al. v. Wells Fargo Bank, et al.—In March 2017, the federal court issued an order concerning Defendant’s motion to dismiss as to the Indenture trusts: (i) sustaining plaintiffs’ breach of contract claims; plaintiffs’ claims for violations of the Trust Indenture Act of 1939; and plaintiffs’ claims for breach of the duty to avoid conflicts of interest; and (ii) dismissing plaintiffs’ claims for breach of fiduciary duty as duplicative of the sustained contract claims. In May 2017, Wells Fargo filed a third-party complaint for contribution against PGIM, Inc., alleging that, in the event the Prudential Plaintiff Funds prevail on their claims for damages against Wells Fargo, PGIM must contribute to the award due to PGIM’s alleged breach of fiduciary duties owed to the Funds in managing the Funds’ RMBS investments. In June 2017, Wells Fargo filed a motion to dismiss the complaint in New York state court.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and six months ended June 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.334 trillion of assets under management as of June 30, 2017, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are currently comprised of four divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Retirement Solutions and Investment Management division consists of our Individual Annuities, Retirement and Asset Management segments. The U.S. Individual Life and Group Insurance division consists of our Individual Life and Group Insurance segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

In July 2017, we announced a new organizational structure for our U.S. businesses that better reflects our focus on leveraging our mix of businesses and our digital and customer engagement capabilities to expand our value proposition for the benefit of customers and stakeholders. This new organizational structure will retain our existing segments but will realign them under new divisions. Under the new structure, which will become effective in the fourth quarter of 2017, our principal operations will be comprised of five divisions, which together will encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division will consist of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division will consist of our Retirement and Group Insurance segments. The Investment Management division will be comprised of our Investment Management segment (currently named the Asset Management segment). The International Insurance division will continue to consist of our International Insurance segment, and the Closed Block division will continue to consist of our Closed Block segment. Our Corporate and Other operations will continue to include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested. There will be no changes to our reporting segments nor to our measure of segment profitability as a result of the new organizational structure.

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018. In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL has issued a request for information seeking public comment on the rules and a possible delay of the January 1, 2018 applicability date. The Secretary of Labor has also stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules and, in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. In addition, the National Association of Insurance Commissioners (“NAIC”) has formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities. We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to some of our businesses.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council—In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the “Council”) process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the “FRB”) and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or the Company.

The Financial CHOICE Act—In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Resolution Planning—In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•	investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;

•	insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”)/value of business acquired (“VOBA”) and market experience true-ups;

•	customer account values, including their impact on fee income;

•	fair value of, and possible impairments on, intangible assets such as goodwill;

•	product offerings, design features, crediting rates and sales mix; and

•	policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Risks Relating to Economic and Market Conditions” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

See below for discussions related to the current interest rate environments in our two largest markets, the United States and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s decisions in March and June of 2017 to further raise short-term interest rates. Market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve. Given this continued low rate environment, our current reinvestment yields remain lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.7% of the fixed maturity security and commercial mortgage loan portfolios through 2018. The general account for these operations has approximately $187 billion of such assets (based on net carrying value) as of June 30, 2017. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.2% as of June 30, 2017, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $187 billion of fixed maturity securities and commercial mortgage loans are approximately $98 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $98 billion, approximately 70% contain provisions for prepayment premiums. The reinvestment of scheduled payments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the period indicated:

As of June 30, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$113
Contracts with adjustable crediting rates subject to guaranteed minimums	55
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$183

The $113 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $55 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2017, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.1	$0.2	$0.0	$0.0	$1.8
1.00% - 1.99%	1.7	12.2	3.0	1.5	0.2	18.6
2.00% - 2.99%	1.8	0.6	1.9	1.0	0.2	5.5
3.00% - 4.00%	27.9	0.4	0.1	0.1	0.0	28.5
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$32.7	$14.3	$5.2	$2.6	$0.4	$55.2
Percentage of total	59%	26%	9%	5%	1%	100%
 __________

(1)	Includes approximately $1.0 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.25% for the period from July 1, 2017 through December 31, 2018, and credit spreads remain unchanged from levels as of June 30, 2017, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $6 million in 2017 and $52 million in 2018. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $55 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. Recently, the Bank of Japan has been pursuing further expansionary monetary policy resulting in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results,” below.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the period indicated:

As of June 30, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$122
Contracts with a market value adjustment if invested amount is not held to maturity	24
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$155

The $122 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $24 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

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

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues	$13,441	$14,439	$27,111	$28,768
Benefits and expenses	12,833	13,098	24,761	25,695
Income (loss) before income taxes and equity in earnings of operating joint ventures	608	1,341	2,350	3,073
Income tax expense (benefit)	125	431	520	799
Income (loss) before equity in earnings of operating joint ventures	483	910	1,830	2,274
Equity in earnings of operating joint ventures, net of taxes	13	15	38	20
Net income (loss)	496	925	1,868	2,294
Less: Income attributable to noncontrolling interests	5	4	8	37
Net income (loss) attributable to Prudential Financial, Inc.	$491	$921	$1,860	$2,257

Three Month Comparison. The $430 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2017 compared to the second quarter of 2016 reflected the following notable items:

•
$2,186 million unfavorable variance reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$348 million lower net realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•	$1,106 million net favorable variance primarily from higher operating results from our business segments and lower income tax expense due to lower net income compared to the prior year period;

•
$517 million favorable variance reflecting changes to the way we manage interest rate risks for certain products. This variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between our Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$481 million favorable variance from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Six Month Comparison. The $397 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2017 compared to the first six months of 2016 reflected the following notable items:

•
$3,665 million unfavorable variance reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$1,223 million lower net realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,989 million favorable variance reflecting changes to the way we manage interest rate risks for certain products. This variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between our Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information);

•
$1,949 million net favorable variance primarily from higher operating results from our business segments, income in the current period compared to a loss in the prior period from our Closed Block division, and lower income tax expense due to lower net income compared to the prior year period; and

•
$553 million favorable variance from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annual Reviews and Update of Assumptions and Other Refinements

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing deferred acquisition costs, sales inducement costs, and unearned revenue reserves. The assumptions reviewed include, but are not necessarily limited to, inputs such as mortality, contractholder behavior and expected future rates of returns on investments. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually during the second quarter of each year, unless a material change in experience that we feel is indicative of a long-term trend is observed during an interim period.

Shown below are the impacts of our annual reviews and update of assumptions and other refinements to our adjusted operating income by each segment and Corporate and Other operations and a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2017	2016
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
Individual Annuities	$46	$4
Retirement	(20)	6
Total U.S. Retirement Solutions and Investment Management division	26	10
Individual Life	(653)	(420)
Group Insurance	55	41
Total U.S. Individual Life and Group Insurance division	(598)	(379)
International Insurance	(46)	(72)
Total International Insurance division	(46)	(72)
Corporate and Other operations	(4)	(3)
Total Corporate and Other	(4)	(3)
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(622)	(444)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(195)	1,607
Charges related to realized investment gains (losses), net	325	(573)
Divested businesses:
Closed Block division	(2)	(3)
Other divested businesses	(26)	(42)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(520)	$545

See “—Results of Operations by Segment” for a discussion of the impacts of our annual reviews and update of assumptions and other refinements.

Summary of Results of Operations by Segment

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of operating joint ventures” as presented in our Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$612	$427	$1,080	$755
Retirement	308	236	705	455
Asset Management	218	207	414	372
Total U.S. Retirement Solutions and Investment Management division	1,138	870	2,199	1,582
Individual Life	(557)	(290)	(439)	(170)
Group Insurance	136	89	170	115
Total U.S. Individual Life and Group Insurance division	(421)	(201)	(269)	(55)
International Insurance	823	803	1,622	1,582
Total International Insurance division	823	803	1,622	1,582
Corporate and Other operations	(312)	(415)	(664)	(727)
Total Corporate and Other	(312)	(415)	(664)	(727)
Total segment adjusted operating income before income taxes	1,228	1,057	2,888	2,382
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(1,377)	802	(1,443)	2,220
Charges related to realized investment gains (losses), net(2)	698	(442)	802	(1,522)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	201	108	245	324
Change in experience-rated contractholder liabilities due to asset value changes(4)	(145)	(133)	(157)	(263)
Divested businesses(5):
Closed Block division	(18)	(32)	16	(105)
Other divested businesses	35	(11)	41	20
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(14)	(8)	(42)	17
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$608	$1,341	$2,350	$3,073
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

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for both the second quarter and first six months of 2017 increased in comparison to the prior year periods, primarily reflecting higher asset-based fee income and higher net investment spread results. Both periods also experienced favorable comparative impacts from changes in the estimated profitability of the business, including those resulting from our annual reviews and update of assumptions and other refinements.

Retirement. Segment results for both the second quarter of 2017 and the first six months of 2017 increased in comparison to the prior year periods, primarily reflecting higher net investment spread results and a higher contribution from reserve experience, partially offset by a net unfavorable comparative impact from our annual reviews and update of assumptions and other refinements.

Asset Management. Segment results for the second quarter of 2017 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses. Results for the first six months of 2017 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses.

Individual Life. Segment results for both the second quarter and the first six months of 2017 decreased in comparison to the prior year periods, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements, as well as lower underwriting results and higher general and administrative expenses, partially offset by a higher contribution from net investment spread results.

Group Insurance. Segment results for the second quarter of 2017 increased in comparison to the prior year period, primarily reflecting more favorable underwriting results in our group life business and higher net investment spread results. Segment results for the first six months of 2017 increased in comparison to the prior year period, driven by higher net investment spread results and favorable underwriting results in our group disability business. Both periods also experienced favorable comparative impacts from our annual reviews and update of assumptions and other refinements.

International Insurance. Segment results for the second quarter and the first six months of 2017 increased in comparison to the prior year periods, inclusive of unfavorable net impacts from foreign currency exchange rates and comparatively favorable net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results increased from the prior periods as both current periods benefited from business growth and more favorable mortality experience. Net investment results were unfavorable for the quarterly comparison and favorable for the six-month comparison. These net favorable impacts were partially offset by higher expenses including legal costs and expenses supporting business growth and the absence of a gain on the sale of a home office property in Japan in the prior year periods.

Corporate and Other operations. The results for the second quarter and the first six months of 2017 reflected decreased losses in comparison to the prior year periods, driven by higher net investment income, lower interest expense and higher income from our qualified pension plan. Lower levels of corporate expenses also contributed to the decreased loss for the second quarter of 2017.

Closed Block Division. The Closed Block division results for the second quarter of 2017 increased in comparison to the prior year period, primarily driven by a decrease in the policyholder dividend obligation and higher net investment income, partially offset by a decrease in net realized investment gains and net insurance activity. The Closed Block division results for the first six months of 2017 increased in comparison to the prior year period, primarily driven by an increase in net realized investment gains and related activity as well as higher net investment income, partially offset by an increase in the policyholder dividend obligation.

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

	June 30, 2017	December 31, 2016
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.5	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
Available-for-sale U.S. dollar-denominated investments, at amortized cost	13.2	12.6
Other	0.2	0.1
Subtotal	13.4	12.7
Dual currency and synthetic dual currency investments(3)	0.7	0.7
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.1	13.4
Total hedges	$15.6	$15.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $39.2 billion and $36.2 billion as of June 30, 2017 and December 31, 2016, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the six months ended June 30, 2017, approximately 24% of the segment’s earnings were yen-based and, as of June 30, 2017, we have hedged 100% of expected yen-based earnings for 2017 and 86% and 44% of expected yen-based earnings for 2018 and 2019, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

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

For Retirement, Asset Management and certain currencies within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Retirement and Asset Management segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$1	$8	$3	$35
Retirement	1	2	2	3
Asset Management	0	1	1	2
Impact of intercompany arrangements(1)	2	11	6	40
Corporate and Other operations:
Impact of intercompany arrangements(1)	(2)	(11)	(6)	(40)
Settlement gains (losses) on forward currency contracts(2)	0	7	2	43
Net benefit (detriment) to Corporate and Other operations	(2)	(4)	(4)	3
Net impact on consolidated revenues and adjusted operating income	$0	$7	$2	$43
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of June 30, 2017 and 2016, the notional amount of these forward currency contracts within our Corporate and Other operations were $2.7 billion and $2.4 billion, respectively, of which $1.5 billion and $1.8 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015, we implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $4.1 billion and $4.4 billion as of June 30, 2017 and December 31, 2016, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 4% of the $4.1 billion balance as of June 30, 2017 will be recognized throughout the remainder of 2017, approximately 7% will be recognized in 2018, and a majority of the remaining balance will be recognized from 2019 through 2024.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”) and VOBA;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments (“OTTI”);

•	Policyholder liabilities;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2017, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2017 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to 3.75% over ten years and in Japan we reduced the long-term expected return by 40 basis points on Japanese Government Bonds and now grade to 1.5% over ten years. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a charge of $237 million in our Individual Life segment, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves, deferred policy acquisition costs and VOBA. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Results of Operations by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$1,306	$1,143	$2,521	$2,252
Benefits and expenses	694	716	1,441	1,497
Adjusted operating income	612	427	1,080	755
Realized investment gains (losses), net, and related adjustments	(1,716)	833	(1,732)	3,192
Related charges	662	50	759	(876)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(442)	$1,310	$107	$3,071

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $185 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $137 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, higher net investment spread results and lower amortization costs. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects higher average variable annuity account values due to market appreciation as well as the impact of greater efficiencies in managing product risks associated with the asset-liability management strategy that was implemented in the third quarter of 2016, as discussed under “—Asset Liability Management (“ALM”) Strategy” below. The increase in net investment spread results reflects a higher level of invested assets as well as higher investment income on non-coupon investments. Lower amortization costs and lower net operating expenses, including those supporting business growth initiatives, also contributed to the overall increase.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $100 million and $52 million in the second quarter of 2017 and 2016, respectively. The net benefit in the second quarter of 2017 primarily reflected the net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions. The remaining net benefit included a $46 million net benefit resulting from our annual reviews and update of assumptions and other refinements. The net benefit in the second quarter of 2016 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, as well as the impact of favorable fund performance relative to indices. The remaining net benefit included a $4 million net benefit resulting from our annual reviews and update of assumptions and other refinements.

Six Month Comparison. Adjusted operating income increased $325 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $205 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, and higher net investment spread results. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects higher average variable annuity account values due to market appreciation as well as the impact of greater efficiencies in managing product risks associated with the ALM strategy that was implemented in the third quarter of 2016. The increase in net investment spread results reflects higher investment income on non-coupon investments as well as a higher level of invested assets.

Adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products resulted in a net benefit of $119 million and a net charge of $1 million in the first six months of 2017 and 2016, respectively. The net benefit in the first six months of 2017 primarily reflects the net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions, and the net benefit resulting from our annual reviews and update of assumptions and other refinements, as discussed above. The net charge in the first six months of 2016 primarily reflected the impact of lower reinvestment rates in the general account, partially offset by the net favorable impact of equity market performance on contractholder accounts relative to our assumptions and the net benefit resulting from our annual reviews and update of assumptions and other refinements, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $163 million. Excluding a $45 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $118 million. Higher average variable annuity account values and the impact from refinements to our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income. The increase in net investment income was driven by a higher level of invested assets.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $22 million. Excluding a $3 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $19 million, driven by a decrease in policyholders’ benefits, including changes in reserves.

Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $269 million. Excluding a $52 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $217 million. Higher average variable annuity account values and the impact from refinements to our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income. The increase in net investment income was driven by higher income from non-coupon investments and a higher level of invested assets.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $56 million. Excluding a $68 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses increased $12 million. General and administrative expenses, net of capitalization, increased $30 million driven by higher asset management costs and higher asset-based commissions due to higher average account values, as well as from higher net operating expenses, including those supporting business growth initiatives. Amortization of DAC increased $10 million, driven by higher fee income. Partially offsetting these increases was a $15 million decrease in policyholders’ benefits, including changes in reserves.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$160,319	$152,733	$156,783	$152,945	$154,677
Sales	1,507	2,281	2,947	4,298	6,703
Surrenders and withdrawals	(2,407)	(1,940)	(4,760)	(3,719)	(8,922)
Net sales	(900)	341	(1,813)	579	(2,219)
Benefit payments	(473)	(489)	(970)	(932)	(1,832)
Net flows	(1,373)	(148)	(2,783)	(353)	(4,051)
Change in market value, interest credited and other activity	4,674	2,978	10,525	3,828	15,709
Policy charges	(926)	(886)	(1,831)	(1,743)	(3,641)
Ending total account value	$162,694	$154,677	$162,694	$154,677	$162,694
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $159.2 billion and $151.2 billion as of June 30, 2017 and 2016, respectively. Fixed annuity account values were $3.5 billion as of both June 30, 2017 and 2016.

Net sales, for both the three and six months ended June 30, 2017, decreased in comparison to the prior year periods, reflecting higher surrenders and withdrawals and lower gross sales. The decline in gross sales for both periods was largely driven by product actions taken in the second half of 2016 and uncertainty stemming from the DOL fiduciary rules.

The increase in account values for the twelve months ended June 30, 2017, was largely driven by favorable changes in the market value of contractholder funds, partially offset by contract charges on contractholder accounts, net sales and benefit payments.

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

	As of June 30, 2017	As of December 31, 2016
	(in millions)
U.S. GAAP liability (including non-performance risk)	$9,961	$8,179
Non-performance risk adjustment	4,839	7,136
Subtotal	14,800	15,315
Adjustments including risk margins and valuation methodology differences	(5,146)	(5,663)
Economic liability managed through the ALM strategy	$9,654	$9,652

As of June 30, 2017, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(1) (in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$353	$11	$401	$(351)
Change in portions of U.S. GAAP liability, before NPR(4)	(340)	(569)	292	(1,236)
Change in the NPR adjustment	(1,500)	(161)	(2,253)	3,217
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	(1,487)	(719)	(1,560)	1,630
Related benefit (charge) to amortization of DAC and other costs	334	212	345	(720)
Net impact of assumption updates and other refinements	(85)	1,455	(85)	1,455
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$(1,238)	$948	$(1,300)	$2,365
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $0 million and $(357) million for the three months ended June 30, 2017 and 2016, respectively, and $0 million and $(1,492) million for the six months ended June 30, 2017 and 2016, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

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

The net charges of $1,238 million and $1,300 million for the three and six months ended June 30, 2017, respectively, predominantly reflected the impact from changes in the NPR adjustment as a result of tightening credit spreads. Partial offsets are included in the $334 million and $345 million related benefits to amortization of DAC and other costs for the three and six months ended June 30, 2017, respectively.

The net benefits of $948 million and $2,365 million for the three and six months ended June 30, 2016, respectively, primarily reflected the impact of a $1,455 million net benefit from our annual reviews and update of assumptions and other refinements, driven by modifications to both our actuarial assumptions, including updates to expected withdrawal rates, as well as economic assumptions. Results for both periods also reflected changes in the NPR adjustment. The impact on NPR from tightening credit spreads more than offset the increase due to declining interest rates for the three months ended June 30, 2016. For the six months ended June 30, 2016, declining interest rates drove increases in the base embedded derivative liability before NPR, which resulted in corresponding increases in the NPR adjustment. To a lesser extent, results for both periods also reflect the impacts of changes in the value of our hedge target and related hedge positions. The second quarter of 2016 reflected a net realized gain from these items, driven by fund outperformance relative to indices. Unfavorable liability basis drove a net hedging charge for the first six months of 2016. Each of these items had corresponding partial offsets included in the related impacts to amortization of DAC and other costs for both periods. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

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

	June 30, 2017		December 31, 2016		June 30, 2016
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$110,676	69%	$106,585	69%	$105,985	71%
ALM strategy only	9,310	6%	9,409	6%	9,629	5%
Automatic rebalancing only	1,074	1%	1,168	1%	1,268	1%
External reinsurance(3)	3,084	2%	2,932	2%	2,259	1%
PDI	8,964	5%	7,926	5%	6,845	5%
Other products	2,755	2%	2,730	2%	2,749	2%
Total living benefit/GMDB features	$135,863		$130,750		$128,735
GMDB features and other(4)	23,339	15%	22,545	15%	22,453	15%
Total variable annuity account value	$159,202		$153,295		$151,188
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered most new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results(1):
Revenues	$3,607	$2,241	$5,544	$4,134
Benefits and expenses	3,299	2,005	4,839	3,679
Adjusted operating income	308	236	705	455
Realized investment gains (losses), net, and related adjustments	67	220	67	197
Related charges	2	(249)	(2)	(250)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	134	180	190	502
Change in experience-rated contractholder liabilities due to asset value changes	(78)	(205)	(102)	(441)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$434	$182	$859	$463
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $72 million. Results for the second quarter of 2017 and 2016 reflected a net charge of $20 million and a net benefit of $6 million, respectively, from our annual reviews and update of assumptions and other refinements. Excluding these impacts, adjusted operating income increased $98 million, primarily driven by higher net investment spread results and a higher contribution from reserve experience. The increase in net investment spread results primarily reflected higher income on non-coupon investments, higher net prepayment fee income and growth in average account values. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts and structured settlement cases in the current year period.

Six Month Comparison. Adjusted operating income increased $250 million. Results for 2017 and 2016 reflected a net charge of $20 million and a net benefit of $6 million, respectively, from our annual reviews and update of assumptions and other refinements. Excluding these impacts, adjusted operating income increased $276 million, primarily driven by higher net investment spread results and a higher contribution from reserve experience. The increase in net investment spread results primarily reflected higher income on non-coupon investments, growth in average account values and higher net prepayment fee income. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts and structured settlement cases in the current year period.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1,366 million. Premiums increased $1,259 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $94 million, primarily reflecting higher income due to growth in average account values, non-coupon investments and higher prepayment fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $1,294 million. Excluding the impact of our annual reviews and update of assumptions, as discussed above, benefits and expenses increased $1,268 million. Policyholders’ benefits, including the change in policy reserves, increased $1,244 million, primarily related to the increase in premiums discussed above. Interest credited to policyholders’ account balances increased $11 million, primarily driven by growth in average account values.

Six Month Comparison. Revenues increased $1,410 million. Premiums increased $1,132 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $223 million, primarily reflecting higher income due to growth in average account values, non-coupon investments and higher prepayment fee income.

Benefits and expenses increased $1,160 million. Excluding the impact of our annual reviews and update of assumptions, as discussed above, benefits and expenses increased $1,134 million. Policyholders’ benefits, including the change in policy reserves, increased $1,101 million, primarily related to the increase in premiums discussed above. Interest credited to policyholders’ account balances increased $22 million, primarily driven by growth in average account values.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017
	(in millions)
Full Service:
Beginning total account value	$210,400	$190,953	$202,802	$188,961	$194,007
Deposits and sales	4,771	4,699	11,507	11,355	22,080
Withdrawals and benefits	(5,786)	(4,513)	(12,476)	(9,799)	(22,804)
Change in market value, interest credited and interest income and other activity	5,346	2,868	12,898	3,490	21,448
Ending total account value	$214,731	$194,007	$214,731	$194,007	$214,731
Net additions (withdrawals)	$(1,015)	$186	$(969)	$1,556	$(724)
Institutional Investment Products:
Beginning total account value	$185,115	$180,819	$183,376	$179,964	$180,882
Additions(1)	2,557	3,421	6,599	5,482	17,257
Withdrawals and benefits	(4,171)	(3,119)	(8,412)	(5,902)	(14,671)
Change in market value, interest credited and interest income	1,673	2,053	2,902	4,251	3,950
Other(2)	1,436	(2,292)	2,145	(2,913)	(808)
Ending total account value	$186,610	$180,882	$186,610	$180,882	$186,610
Net additions (withdrawals)	$(1,614)	$302	$(1,813)	$(420)	$2,586
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three and six months ended June 30, 2017, “other” activity also includes $1,190 million in receipts offset by $1,220 million in payments and $2,922 million in receipts offset by $2,629 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended June 30, 2017, primarily reflected the favorable changes in the market value of customer funds. The net withdrawals for the three months ended June 30, 2017, compared to the net additions for the prior year period, were primarily driven by a large plan lapse and lower net participant deposits in the current year period. The net withdrawals for the six months ended June 30, 2017, compared to the net additions for the prior year period, were primarily driven by higher large plan lapses and lower large plan sales as well as lower net participant deposits in the current year period.

The increase in institutional investment products account values for the twelve months ended June 30, 2017, primarily reflected net additions resulting from pension risk transfer transactions and interest credited to customer funds. The net withdrawals for the three months ended June 30, 2017, compared to the net additions for the prior year period, were primarily driven by net withdrawals from investment-only stable value accounts in the current year period compared to net additions in the prior year period. The increase in net withdrawals for the six months ended June 30, 2017, compared to the prior year period, was primarily driven by net withdrawals from investment-only stable value accounts in the current year period compared to net additions in the prior year period, partially offset by higher additions resulting from pension risk transfer transactions.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results(1):
Revenues	$787	$732	$1,543	$1,438
Expenses	569	525	1,129	1,066
Adjusted operating income	218	207	414	372
Realized investment gains (losses), net, and related adjustments	1	(1)	0	7
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	5	0	36
Income (loss) before income taxes and equity in earnings of operating joint ventures	$216	$211	$414	$415
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $11 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016.

Six Month Comparison. Adjusted operating income increased $42 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016. This increase was partially offset by the impact of a change in the timing of expense recognition related to certain long-term compensation plans, which is discussed further in “—Corporate and Other,” below. Also contributing to the increase were higher other related revenues, net of associated expenses, reflecting higher strategic investing results driven by favorable investment performance and higher commercial mortgage results, partially offset by lower fixed income fund-related incentive fees.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$279	$256	$554	$498
Retail customers(1)	194	173	379	342
General account	119	118	234	231
Total asset management fees	592	547	1,167	1,071
Other related revenues by source:
Incentive fees	7	20	14	65
Transaction fees	9	8	16	11
Strategic investing	21	15	43	19
Commercial mortgage(2)	32	24	54	43
Total other related revenues(3)	69	67	127	138
Service, distribution and other revenues(4)	126	118	249	229
Total revenues	$787	$732	$1,543	$1,438
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $21 million for both the three months ended June 30, 2017 and 2016, and $42 million for both the six months ended June 30, 2017 and 2016.

Three Month Comparison. Revenues, as shown in the table above, increased $55 million. Total asset management fees increased $45 million, primarily as a result of net inflows within fixed income, market appreciation, and the impact of a favorable fee rate modification within certain real estate funds, as discussed above. Service, distribution and other revenues increased $8 million reflecting higher service and other fees. Other related revenues increased $2 million as higher strategic investing results, driven by favorable market performance, and higher commercial mortgage results were mostly offset by lower fixed income fund-related incentive fees.

Expenses, as shown in the table above under “—Operating Results,” increased $44 million, reflecting higher compensation attributable to higher earnings, in addition to an increase in non-compensation related expenses including certain upfront outsourcing related expenses.

Six Month Comparison. Revenues increased $105 million. Total asset management fees increased $96 million, primarily as a result of net inflows within fixed income, market appreciation, and the impact of a favorable fee rate modification within certain real estate funds, as discussed above. Service, distribution and other revenues increased $20 million reflecting higher service and other fees. Other related revenues decreased $11 million, primarily due to lower fixed income fund-related incentive fees, partially offset by higher strategic investing results, driven by favorable market performance, and higher commercial mortgage results.

Expenses increased $63 million, primarily reflecting higher compensation attributable to higher earnings, in addition to an increase in non-compensation related expenses including certain upfront outsourcing related expenses, and the impact of a change in the timing of expense recognition related to certain long-term compensation plans, as noted above and discussed further in “—Corporate and Other,” below.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2017	December 31, 2016	June 30, 2016
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$62.1	$59.3	$58.1
Fixed income	357.1	332.2	319.6
Real estate	42.0	40.0	41.1
Institutional customers(1)	461.2	431.5	418.8
Retail customers:
Equity	124.2	112.4	113.8
Fixed income	105.5	94.5	86.2
Real estate	1.5	2.3	2.1
Retail customers(2)	231.2	209.2	202.1
General account:
Equity	6.5	6.4	6.3
Fixed income	404.0	391.3	418.2
Real estate	1.8	1.7	1.8
General account	412.3	399.4	426.3
Total assets under management	$1,104.7	$1,040.1	$1,047.2
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016	2017
	(in billions)
Institutional Customers:
Beginning assets under management	$445.2	$403.6	$431.5	$389.1	$418.8
Net additions (withdrawals), excluding money market activity:
Third-party	6.5	2.0	7.0	(0.6)	12.9
Third-party via affiliates(1)	(0.4)	(0.2)	(0.8)	1.1	(1.1)
Total	6.1	1.8	6.2	0.5	11.8
Market appreciation (depreciation)	12.0	12.4	22.8	26.1	20.8
Other increases (decreases)(2)	(2.1)	1.0	0.7	3.1	9.8
Ending assets under management	$461.2	$418.8	$461.2	$418.8	$461.2
Retail Customers:
Beginning assets under management	$217.6	$198.6	$209.2	$197.3	$202.1
Net additions (withdrawals), excluding money market activity:
Third-party	1.2	1.6	1.3	1.1	0.6
Third-party via affiliates(1)	5.7	(1.6)	3.8	(0.1)	3.4
Total	6.9	0.0	5.1	1.0	4.0
Market appreciation (depreciation)	6.7	3.4	16.9	3.0	23.0
Other increases (decreases)(2)	0.0	0.1	0.0	0.8	2.1
Ending assets under management	$231.2	$202.1	$231.2	$202.1	$231.2
General Account:
Beginning assets under management	$406.1	$400.8	$399.4	$376.7	$426.3
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	0.4	1.4	3.4	2.1	10.2
Total	0.4	1.4	3.4	2.1	10.2
Market appreciation (depreciation)	6.2	13.8	8.9	28.8	(6.4)
Other increases (decreases)(2)	(0.4)	10.3	0.6	18.7	(17.8)
Ending assets under management	$412.3	$426.3	$412.3	$426.3	$412.3
__________

(1)
Represents assets that our Asset Management segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity, impact of acquired business and transfers from/(to) the Retirement segment as a result of changes in the client contract form. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a loss of $0.7 billion and a gain of $8.7 billion for the three months ended June 30, 2017 and 2016, respectively, gains of $4.6 billion and $15.4 billion for the six months ended June 30, 2017 and 2016, respectively, and a loss of $8.3 billion for the twelve months ended June 30, 2017.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30,
	2017	2016
	(in millions)
Co-Investments:
Real estate	$184	$197
Fixed income	302	185
Seed Investments:
Real estate	48	58
Public equity	550	263
Fixed income	289	179
Investments Secured by Investor Equity Commitments	0	52
Total	$1,373	$934

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$654	$1,155	$2,099	$2,521
Benefits and expenses	1,211	1,445	2,538	2,691
Adjusted operating income	(557)	(290)	(439)	(170)
Realized investment gains (losses), net, and related adjustments	102	267	59	579
Related charges	63	(224)	82	(404)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(392)	$(247)	$(298)	$5

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $267 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2017 included a $653 million net charge from this annual review, mainly driven by a charge related to the unfavorable impacts for universal life and variable life products from modeling enhancements and other refinements related to a valuation systems conversion, including a net charge related to a change in the method of accounting for reinsurance associated with certain long-duration insurance contracts (see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Accounting for Certain Reinsurance Contracts in our Individual Life business”), as well as unfavorable lapse rate assumptions primarily for universal life products. Results for the second quarter of 2016 included a $420 million net charge from our annual reviews and update of assumptions and other refinements, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years and a charge related to an out of period adjustment (see Note 1 to the Unaudited Interim Consolidated Financial Statements), partially offset by a net benefit from the impacts of other refinements. Excluding these impacts, adjusted operating income decreased $34 million, primarily reflecting lower underwriting results, driven by the impact of annual assumption and other refinements on current quarter results, partially offset by a favorable impact from mortality experience, net of reinsurance. Contributing to the decrease was also higher general and administrative expenses, including expenses related to business growth initiatives. These decreases were partially offset by a higher contribution from net investment spread results.

Six Month Comparison. Adjusted operating income decreased $269 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these impacts, adjusted operating income decreased $36 million, primarily reflecting lower underwriting results, driven by the impact of annual assumption and other refinements on the second quarter results, and higher general and administrative expenses, including expenses related to business growth initiatives. These decreases were partially offset by a higher contribution from net investment spread results.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $501 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $32 million. Net investment income increased $38 million primarily reflecting higher income on non-coupon investments, higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity. Policy charges and fee income, asset management and service fees and other income decreased $20 million, reflecting higher cost of reinsurance premiums (see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Accounting for Certain Reinsurance Contracts in our Individual Life business”), partially offset by an increase in asset management and service fees and other income from continued business growth.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $234 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $66 million. General and administrative expenses, net of capitalization, increased $29 million primarily driven by higher operating expenses including business growth initiatives. Interest expense increased $17 million related to higher reserve financing costs. Policyholders’ benefits and interest credited to account balances increased $17 million primarily reflecting continued business growth.

Six Month Comparison. Revenues decreased $422 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $111 million. Net investment income increased $84 million primarily reflecting higher income on non-coupon investments, higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity.

Benefits and expenses decreased $153 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $147 million. General and administrative expenses, net of capitalization, increased $61 million primarily driven by higher operating expenses including business growth initiatives. Policyholders’ benefits and interest credited to account balances increased $57 million primarily reflecting continued business growth. Interest expense increased $32 million related to higher reserve financing costs.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$8	$46	$54	$8	$42	$50
Guaranteed Universal Life(1)	4	36	40	6	55	61
Other Universal Life(1)	9	24	33	9	14	23
Variable Life	8	18	26	7	18	25
Total	$29	$124	$153	$30	$129	$159

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$15	$88	$103	$16	$82	$98
Guaranteed Universal Life(1)	10	83	93	13	99	112
Other Universal Life(1)	17	37	54	17	26	43
Variable Life	14	35	49	13	38	51
Total	$56	$243	$299	$59	$245	$304
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 17% and 12% of Guaranteed Universal Life and 1% and 4% of Other Universal Life annualized new business premiums for the three months ended June 30, 2017 and 2016, respectively, and approximately 14% and 12% of Guaranteed Universal Life and 1% and 5% of Other Universal Life annualized new business premiums for the six months ended June 30, 2017 and 2016, respectively.

Annualized new business premiums for both the second quarter and the first six months of 2017 decreased compared to the prior year periods primarily driven by lower guaranteed universal life sales, partially offset by higher sales across other products, as a result of certain distribution and product actions implemented to enhance product mix diversification.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$1,362	$1,364	$2,745	$2,684
Benefits and expenses	1,226	1,275	2,575	2,569
Adjusted operating income	136	89	170	115
Realized investment gains (losses), net, and related adjustments	(7)	14	(12)	14
Related charges	(1)	(6)	(1)	(6)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$128	$97	$157	$123
Benefits ratio(1):
Group life(2)	86.9%	90.8%	89.6%	90.1%
Group disability(2)	47.5%	47.9%	61.0%	65.2%
Total Group Insurance(2)	80.0%	83.8%	84.5%	85.9%
Administrative operating expense ratio(3):
Group life	10.5%	10.6%	10.6%	10.7%
Group disability	29.0%	31.1%	29.2%	31.6%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefit ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefit ratios were 86.3%, 76.7% and 84.5% for the three months ended June 30, 2017, respectively, 89.3%, 75.5% and 86.8% for the six months ended June 30, 2017, respectively, 88.6%, 77.5% and 86.6% for the three months ended June 30, 2016, respectively, and 89.0%, 79.7% and 87.4% for the six months ended June 30, 2016, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $47 million, including favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2017 included a $55 million net benefit from these updates while results for the second quarter of 2016 included a $41 million net benefit. The net benefit in 2017 and 2016 was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased $33 million primarily reflecting more favorable underwriting results in our group life business and higher net investment spread results. The underwriting results in our group life business reflect more favorable claim experience on non-experience-rated contracts.

Six Month Comparison. Adjusted operating income increased $55 million, reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Excluding the effect of these items, adjusted operating income increased $41 million primarily reflecting a larger contribution from net investment spread results, driven by higher returns on non-coupon investments, and favorable underwriting results in our group disability business. The underwriting results in our group disability business reflect the impact of fewer new claims compared to expected levels and the absence of other claims-related charges in 2016. The underwriting results in our group life business remained flat in comparison to the first six months of 2016, as more favorable claim experience on non-experience-rated contracts was offset by the absence of a favorable impact from a reserve refinement in the first quarter of 2016.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $2 million. Excluding an unfavorable comparative impact of $37 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $35 million. This increase was primarily driven by $33 million of higher premiums and policy charges and fee income, reflecting increases in new business in both our group life and group disability businesses.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $49 million. Excluding a favorable comparative impact of $51 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $2 million.

Six Month Comparison. Revenues increased $61 million. Excluding an unfavorable comparative impact of $37 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $98 million. The increase reflected $71 million of higher premiums and policy charges and fee income, primarily driven by higher premiums on experience-rated contracts in our group life business with corresponding offsets in benefits and expenses, below. Net investment income increased $24 million driven by higher income from non-coupon investments, partially offset by lower prepayment income.

Benefits and expenses increased $6 million. Excluding a favorable comparative impact of $51 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $57 million. This increase primarily reflected higher policyholders’ benefits and changes in reserves in our group life business, driven by increased business in experience-rated contracts, as discussed above, and the absence of a favorable impact from a reserve refinement in the first quarter of 2016.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Annualized new business premiums(1):
Group life	$56	$24	$242	$256
Group disability	14	21	129	100
Total	$70	$45	$371	$356
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2017, increased $25 million compared to the three months ended June 30, 2016, primarily driven by higher sales in our group life business reflecting two large client sales, partially offset by lower sales in our group disability business. Total annualized new business premiums for the six months ended June 30, 2017, increased $15 million compared to the six months ended June 30, 2016, primarily driven by sales to new clients in our group disability business, partially offset by lower sales in our group life business, including a single large client sale in 2016.

International Insurance Division

International Insurance

Business Updates

We continue to seek opportunities for expansion into targeted countries with attractive markets and long-term growth potential, as well as opportunities to go deeper into countries where we already have a presence.

•
In April 2017, we completed the purchase of a portfolio of group life insurance business from Itau Unibanco S.A. The acquired business is a leading provider of group life and personal accident insurance products to corporate clients through a network of third-party brokers in Brazil.

•
In June 2017, LeapFrog Strategic African Investments (LSAI), a fund in which we are the primary investor, signed an agreement to acquire a minority interest in Enterprise Group Limited and affiliates. Enterprise Group offers financial services including life insurance and pensions for emerging consumers in Ghana. The transaction is subject to customary closing conditions, including regulatory approvals.

•
In July 2017, we announced the formation of a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which we own a 49% interest, is expected to take a multi-product and multi-channel distribution approach and will leverage CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers.

While these transactions are expected to provide long-term growth potential, they are not currently significant to the operating results of the International Insurance segment.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,577	$2,417	$5,355	$4,976
Gibraltar Life and Other operations	2,906	2,926	5,537	5,411
Total revenues	5,483	5,343	10,892	10,387
Benefits and expenses:
Life Planner operations	2,248	2,074	4,618	4,223
Gibraltar Life and Other operations	2,412	2,466	4,652	4,582
Total benefits and expenses	4,660	4,540	9,270	8,805
Adjusted operating income:
Life Planner operations	329	343	737	753
Gibraltar Life and Other operations	494	460	885	829
Total adjusted operating income	823	803	1,622	1,582
Realized investment gains (losses), net, and related adjustments	238	482	450	989
Related charges	(2)	(11)	(9)	(16)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	67	(72)	55	(178)
Change in experience-rated contractholder liabilities due to asset value changes	(67)	72	(55)	178
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(9)	(11)	(34)	(19)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,050	$1,263	$2,029	$2,536

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $14 million, including a net unfavorable impact of $9 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $67 million net charge in the second quarter of 2017, including impacts from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, compared to a $38 million net charge in the second quarter of 2016.

Excluding the effect of these items, adjusted operating income increased $24 million, primarily reflecting the growth of business in force in our Japan and Brazil operations, more favorable comparative mortality experience, and a higher contribution from net investment results, primarily from higher income on non-coupon investments and higher net prepayment fee income, partially offset by the impact of lower reinvestment rates. These favorable impacts were also partially offset by higher expenses including legal costs and expenses supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations increased $34 million, including a net unfavorable impact of $8 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $21 million net benefit in the second quarter of 2017 compared to a $34 million net charge in the second quarter of 2016.

Excluding the effect of these items, adjusted operating income decreased $13 million, primarily driven by the absence of a gain on the sale of a home office property in Japan in the prior year period and a lower contribution from net investment results, primarily from lower income on non-coupon investments, partially offset by higher net prepayment fee income. These unfavorable impacts were partially offset by growth of business in force and more favorable comparative mortality experience.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $16 million, including a net unfavorable impact of $22 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income increased $35 million, primarily reflecting the growth of business in force in our Japan and Brazil operations, a more favorable comparative mortality experience, and a higher contribution from net investment results, primarily from higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates. These favorable impacts were partially offset by higher expenses including legal costs and expenses supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations increased $56 million, including a net unfavorable impact of $10 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $11 million, primarily reflecting the growth of business in force, including six months of income in the current year period from the indirect investment in AFP Habitat in Chile compared to four months of income in the prior year period (AFP Habitat was acquired in March 2016), and a higher contribution from net investment results, primarily from investment portfolio growth related to the growth of business in force and higher net prepayment fee income, partially offset by lower reinvestment rates. These favorable impacts were partially offset by the absence of a gain on the sale of a home office property in Japan in the prior year period, less favorable comparative mortality experience and higher expenses, including those supporting business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $160 million, including a net unfavorable impact of $20 million from currency fluctuations and a net benefit of $15 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $165 million. This increase was primarily driven by higher premiums and policy charges and fee income of $118 million related to the growth of business in force, as discussed above. Net investment income increased $34 million, primarily reflecting higher income on non-coupon investments and higher net prepayment fee income, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $174 million including a net favorable impact of $11 million from currency fluctuations and a net charge of $44 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $141 million. Policyholder benefits, including changes in reserves, increased $70 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $60 million primarily due to higher operating expenses, including legal costs and those expenses supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $20 million, including a net unfavorable impact of $29 million from currency fluctuations and a net benefit of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $4 million, primarily driven by the absence of a gain on the sale of a home office property in Japan in the prior year period and a lower contribution from net investment results, partially offset by growth of business in force.

Benefits and expenses of our Gibraltar Life and Other operations decreased $54 million, including a net favorable impact of $21 million from currency fluctuations and a net benefit of $42 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $9 million.

Six Month Comparison. Revenues from our Life Planner operations increased $379 million including a net favorable impact of $12 million from currency fluctuations and a net benefit of $15 million from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these items, revenues increased $352 million. This increase was primarily driven by higher premiums and policy charges and fee income of $255 million related to the growth of business in force, as discussed above. Net investment income increased $68 million, primarily reflecting higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $395 million, including a net unfavorable impact of $34 million from currency fluctuations and a net charge of $44 million from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these items, benefits and expenses increased $317 million. Policyholder benefits, including changes in reserves, increased $194 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $95 million primarily due to higher operating expenses, including legal costs and those expenses supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $126 million, including a net favorable impact of $4 million from currency fluctuations and a net benefit of $13 million from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these items, revenues increased $109 million. This increase was primarily driven by higher premiums and policy charges and fee income of $80 million related to the growth of business in force, as discussed above. Net investment income increased $55 million, primarily reflecting investment portfolio growth related to the growth of business in force and higher net prepayment fee income, partially offset by lower reinvestment rates.

Benefits and expenses of our Gibraltar Life and Other operations increased $70 million, including a net unfavorable impact of $14 million from currency fluctuations and a net benefit of $42 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $98 million, driven by an increase of $81 million in policyholder benefits, including changes in reserves, related to business growth, and an increase of $11 million in general and administrative expenses, net of capitalization, due to higher operating expenses, including those supporting business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$357	$289	$821	$624
Gibraltar Life	483	449	841	858
Total	$840	$738	$1,662	$1,482
On a constant exchange rate basis:
Life Planner operations	$352	$286	$815	$631
Gibraltar Life	483	448	845	867
Total	$835	$734	$1,660	$1,498

The amount of annualized new business premiums and the sales mix in terms of types and currency denomination of products for any given period can be significantly impacted by several factors, including but not limited to: the addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in premium rates, changes in interest rates or fluctuations in currency markets (as described below), changes in tax laws, changes in life insurance regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

The current low interest rate environment in Japan, as discussed further in “—Overview—Impact of a Low Interest Rate Environment” above, and fluctuating currency markets have contributed to a shift in demand for certain products. Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to mitigate the negative impact from this extremely low interest rate environment. We regularly examine our yen-based product offerings and their related profitability and, as a result, we have been repricing our products and have discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has generally resulted in an increase in sales of products denominated in U.S. dollars relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$217	$29	$89	$17	$352	$168	$26	$75	$17	$286
Gibraltar Life:
Life Consultants	$114	$14	$30	$72	$230	$88	$12	$28	$75	$203
Banks(2)	133	0	8	21	162	124	0	18	34	176
Independent Agency	54	11	19	7	91	34	9	17	9	69
Subtotal	301	25	57	100	483	246	21	63	118	448
Total	$518	$54	$146	$117	$835	$414	$47	$138	$135	$734
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 6% and 59%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2017, and 7% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2016.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $66 million. The increase primarily reflects sales in advance of premium rate increases on yen-based products in our Japan operation, which resulted in an increase in sales of yen-denominated term life and retirement products. Continued growth in the Life Planner headcount in our Japan operation has led to increases in U.S. dollar-denominated whole life and retirement products. The increase in Life Planner operations sales also reflects higher sales in our Brazil operations, partially offset by lower sales in our Korea operations, across various product lines.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $35 million. Life Consultant and Independent Agency sales increased $27 million and $22 million, respectively, primarily from higher sales of yen-denominated whole life and term life products in advance of premium rate increases and higher sales of U.S. dollar-denominated whole life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. Bank channel sales decreased $14 million primarily from lower sales of yen-denominated whole life products and lower sales of retirement and annuity products. This decrease was partially offset by higher sales of U.S. dollar-denominated whole life products driven by a shift in sales from retirement to life products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$495	$65	$211	$44	$815	$370	$57	$169	$35	$631
Gibraltar Life:
Life Consultants	$203	$28	$59	$109	$399	$178	$26	$55	$110	$369
Banks(2)	241	0	17	37	295	251	0	40	82	373
Independent Agency	87	14	38	12	151	59	13	30	23	125
Subtotal	531	42	114	158	845	488	39	125	215	867
Total	$1,026	$107	$325	$202	$1,660	$858	$96	$294	$250	$1,498
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2017, and 6% and 50%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2016.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $184 million. The increase primarily reflects sales in advance of premium rate increases on yen based products as well as growth in Life Planner headcount in our Japan operation, which resulted in an increase in sales of yen-denominated term life and retirement products and U.S. dollar-denominated whole life and retirement products. The increase also reflects higher sales in our Korea and Brazil operations across various product lines.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $22 million. Bank channel sales decreased $78 million primarily from lower sales of yen-denominated whole life products, the suspension of sales of yen-denominated annuity products in response to the low interest rate environment, and lower sales of U.S. dollar-denominated retirement and annuity products. This decrease was partially offset by higher sales of U.S. dollar-denominated whole life products driven by a shift in sales from retirement to life products. Life Consultant and Independent Agency sales increased $30 million and $26 million, respectively, primarily from higher sales of yen-denominated whole life and term life products in advance of premium rate increases and higher sales of U.S. dollar-denominated whole life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017.
Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Capital debt interest expense	$(172)	$(169)	$(344)	$(343)
Operating debt interest expense, net of investment income	14	(20)	43	(24)
Pension and employee benefits	44	28	73	48
Other corporate activities(1)	(198)	(254)	(436)	(408)
Adjusted operating income	(312)	(415)	(664)	(727)
Realized investment gains (losses), net, and related adjustments	(62)	(1,013)	(275)	(2,758)
Related charges	(26)	(2)	(27)	30
Divested businesses	35	(11)	41	20
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	(2)	(9)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(368)	$(1,443)	$(934)	$(3,435)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $103 million. Net charges from other corporate activities decreased $56 million, primarily reflecting the absence of costs associated with the early extinguishment of certain debt in the prior year period and decreases in other corporate costs. Results for operating debt interest expense, net of investment income, improved $34 million, primarily reflecting higher net investment income, driven by the absence of a non-coupon investment loss in the prior year period, and lower operating debt interest expense resulting from efforts in 2016 to reduce leverage through senior debt maturities and early extinguishment of debt. Results from pension and employee benefits increased $16 million, primarily reflecting higher income from our qualified pension plan, including lower interest costs on plan obligations and higher expected earnings on plan assets driven by a decline in interest rates in 2016. Capital debt interest expense increased $3 million.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $63 million. Results for operating debt interest expense, net of investment income, improved $67 million, primarily reflecting higher net investment income, driven by the absence of a non-coupon investment loss in the prior year period, and lower operating debt interest expense resulting from efforts in 2016 to reduce leverage through senior debt maturities and early extinguishment of debt. Results from pension and employee benefits increased $25 million, primarily reflecting higher income from our qualified pension plan, including lower interest costs on plan obligations and higher expected earnings on plan assets driven by a decline in interest rates in 2016. Net charges from other corporate activities increased $28 million, primarily reflecting certain long-term compensation program changes in the first quarter of 2017, discussed below, higher costs for employee compensation plans tied to equity market and company stock returns, and increased expenses related to corporate initiatives. The increased charges were partially offset by the absence of costs associated with the early extinguishment of certain debt in the prior year period, and lower other corporate expenses. Capital debt interest expense increased $1 million.

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

As a result of the plan modifications, results for the six months ended June 30, 2017 include $66 million of expenses that would have been recorded in the following six months under the prior requisite service period requirements. Of this $66 million, $25 million would have been recorded in Corporate and Other, and the remaining $41 million would have been recorded within the other business segments in the following six months under the prior requisite service period requirements.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $65 million and $40 million for the three and six months ended June 30, 2017, respectively, and net losses of $579 million and $2,024 million for the three and six months ended June 30, 2016, respectively, related to our Capital Protection Framework. The comparative variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Long-Term Care	$35	$(6)	$43	$27
Other	0	(5)	(2)	(7)
Total divested businesses income (loss) excluded from adjusted operating income	$35	$(11)	$41	$20

Long-Term Care. Results for the second quarter and the first six months of 2017 increased compared to the prior year periods primarily reflecting higher net investment income and a favorable comparative impact from our annual reviews and update of assumptions and other refinements. This increase was partially offset by lower net realized investment gains in the first six months of 2017 compared to the prior year period, driven by the change in the market values of derivatives used for duration management.

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

As of June 30, 2017, the excess of actual cumulative earnings over the expected cumulative earnings was $1,724 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,483 million at June 30, 2017, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
	(in millions)
U.S. GAAP results:
Revenues	$1,449	$1,546	$3,006	$2,675
Benefits and expenses	1,467	1,578	2,990	2,780
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(18)	$(32)	$16	$(105)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income before income taxes and equity in earnings of operating joint ventures increased $14 million. Results for the second quarter of 2017 reflected a $107 million decrease in net realized investment gains and related activity, primarily due to unfavorable changes in the value of derivatives used in risk management activities, partially offset by gains from sales of equity securities and fixed maturities. Net investment income increased $33 million, primarily driven by higher income on non-coupon investments and higher prepayment income, partially offset by lower reinvestment rates. Net insurance activity results decreased $20 million, primarily due to higher benefit payments. As a result of the above and other variances, a $22 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2017, compared to a $75 million increase in the second quarter of 2016. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Six Month Comparison. Income before income taxes and equity in earnings of operating joint ventures increased $121 million. Results for the first six months of 2017 reflected a $306 million increase in net realized investment gains and related activity, primarily due to gains from sales of equity securities and fixed maturities, partially offset by unfavorable changes in the value of derivatives used in risk management activities. Net investment income increased $66 million, primarily driven by higher income on non-coupon investments and higher prepayment income, partially offset by lower reinvestment rates. As a result of the above and other variances, a $77 million increase in the policyholder dividend obligation was recorded in the first six months of 2017, compared to a $177 million reduction in the first six months of 2016.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $97 million, primarily due to a $123 million decrease in net realized investment gains, as discussed above, and a $23 million decrease in premiums due to a runoff of policies in force. Partially offsetting these decreases were increases of $33 million in net investment income and $16 million in other revenue, as discussed above.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $111 million, primarily due to a $102 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings.

Six Month Comparison. Revenues increased $331 million, primarily due to increases of $248 million in net realized investment gains, $66 million in net investment income and $58 million in other revenue, as discussed above. Partially offsetting these increases was a decrease in premiums of $41 million, primarily due to run off of policies in force.

Benefits and expenses increased $210 million, primarily due to a $243 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

Income Taxes

For information regarding income taxes, see Note 12 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Trading Account Assets Supporting Insurance Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. For more information on these experience-rated products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Experience-Rated Contractholder Liabilities, Trading Account Assets Supporting Insurance Liabilities and Other Related Investments” and Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$134	$180	$190	$502
Derivatives	(64)	0	(85)	(108)
Commercial mortgages and other loans	0	(1)	(1)	(4)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(78)	(205)	(102)	(441)
Net gains (losses)	$(8)	$(26)	$2	$(51)
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$67	$(72)	$55	$(178)
Change in experience-rated contractholder liabilities due to asset value changes	(67)	72	(55)	178
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$201	$108	$245	$324
Derivatives	(64)	0	(85)	(108)
Commercial mortgages and other loans	0	(1)	(1)	(4)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(145)	(133)	(157)	(263)
Net gains (losses)	$(8)	$(26)	$2	$(51)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million and less than $1 million as of June 30, 2017 and 2016, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $5 million and $16 million for the three months ended June 30, 2017 and 2016, respectively, and increases of $5 million and $55 million for the six months ended June 30, 2017 and 2016, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

The net impacts for the Retirement segment of changes in experience-rated contractholder liabilities and investment gains (losses) on trading account assets supporting insurance liabilities and other related investments reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgage and other loans and the amortized cost, less any valuation allowance, of these loans.

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

	As of June 30, 2017				As of December 31, 2016
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$294,217	$6,832	$41,037	$1,754	$282,515	$5,501	$38,904	$1,356
Trading account assets:
Fixed maturities	23,495	1,093	173	1	23,143	747	160	0
Equity securities	2,418	445	137	98	2,267	429	124	58
All other(2)	2,573	1	0	0	1,760	1	0	0
Subtotal	28,486	1,539	310	99	27,170	1,177	284	58
Equity securities, available-for- sale	7,709	263	2,442	10	7,176	253	2,572	12
Commercial mortgage and other loans	525	0	0	0	519	0	0	0
Other long-term investments	180	76	0	0	146	7	3	0
Short-term investments	3,201	2	395	0	6,383	1	799	0
Cash equivalents	9,923	0	1,155	0	7,108	0	1,198	0
Other assets	40	39	0	0	0	0	0	0
Separate account assets	271,764	2,107	0	0	262,017	1,849	0	0
Total assets	$616,045	$10,858	$45,339	$1,863	$593,034	$8,788	$43,760	$1,426
Future policy benefits	$10,031	$10,031	$0	$0	$8,238	$8,238	$0	$0
Other liabilities(2)	673	34	5	0	368	22	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,853	1,853	0	0	1,839	1,839	0	0
Total liabilities	$12,557	$11,918	$5	$0	$10,445	$10,099	$1	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.8% and 4.1%, respectively, as of June 30, 2017, and 1.5% and 3.3%, respectively, as of December 31, 2016.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $6.3 billion of public fixed maturities as of June 30, 2017 with values primarily based on indicative broker quotes, and approximately $1.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Separate Account Assets

Separate account assets included in Level 3 primarily include corporate securities and commercial mortgage loans. The valuation of corporate securities is determined as described above for fixed maturity and equity securities. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information on the valuation of commercial mortgage loans. Separate account liabilities are reported at contract value and not at fair value.

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $10.0 billion as of June 30, 2017. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Realized Investment Gains and Losses

Realized investment gains and losses are generated from numerous sources, including the following significant items:

•	sales of investments;

•	maturities of foreign-denominated investments;

•	adjustments to the cost basis of investments for OTTI;

•	recognition of OTTI in earnings for foreign-denominated securities that are approaching maturity and are in an unrealized loss position due to foreign currency exchange rate movements;

•	net changes in the allowance for losses, certain restructurings and foreclosures on commercial mortgage and other loans; and

•	fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding OTTI policies for fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$(1,174)	$1,228	$(1,020)	$3,207
Closed Block division	82	205	355	107
Consolidated realized investment gains (losses), net	$(1,092)	$1,433	$(665)	$3,314
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$180	$385	$314	$353
Equity securities	48	(20)	74	(25)
Commercial mortgage and other loans	13	4	26	29
Derivative instruments	(1,415)	879	(1,435)	2,906
Other	0	(20)	1	(56)
Total	$(1,174)	$1,228	$(1,020)	$3,207
Related adjustments	(203)	(426)	(423)	(987)
Realized investment gains (losses), net, and related adjustments	(1,377)	802	(1,443)	2,220
Related charges	698	(442)	802	(1,522)
Realized investment gains (losses), net, and related charges and adjustments	$(679)	$360	$(641)	$698
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$49	$48	$89	$7
Equity securities	116	91	346	124
Commercial mortgage and other loans	1	0	2	2
Derivative instruments	(81)	72	(72)	(11)
Other	(3)	(6)	(10)	(15)
Total	$82	$205	$355	$107

PFI excluding Closed Block Division—Realized Investments Gains (Losses)

The following table sets forth net realized gains (losses) on fixed maturity securities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$341	$442	651	$695
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(34)	(8)	(65)	(85)
Gross losses on sales and maturities	(120)	(41)	(264)	(246)
Credit-related losses on sales	(7)	(8)	(8)	(11)
Total gross realized investment losses	(161)	(57)	(337)	(342)
Realized investment gains (losses), net—Fixed Maturity Securities	$180	$385	314	$353
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$221	$401	$387	$449
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

2017 to 2016 Three Month Comparison

Net gains on sales and maturities of fixed maturity securities were $221 million and $401 million in the second quarter of 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $48 million in the second quarter of 2017, primarily driven by net gains on sales of $51 million, offset by OTTI of $3 million. Net realized losses on equity securities were $20 million in the second quarter of 2016, primarily driven by OTTI of $27 million offset by net gains on sales of $7 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the second quarter of 2017 were $13 million. This included gains associated with servicing revenue of approximately $15 million in our Asset Management business, partially offset by an increase in the allowance for losses of $3 million. Net realized gains on commercial mortgage and other loans in the second quarter of 2016 were $4 million. This included gains associated with servicing revenue of $11 million in our Asset Management business, partially offset by an increase in the allowance for losses of $3 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized losses on derivatives were $1,415 million in the second quarter of 2017 and primarily reflect $1,730 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts predominantly as a result of changes in the NPR adjustment related to tightening credit spreads (for additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants”). Partially offsetting these losses were net gains of $273 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates decreased and $40 million of gains primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”) which are accounted for as derivatives. Net realized gains on derivatives were $879 million in the second quarter of 2016 and primarily reflected $592 million of gains on interest rate derivatives used to manage duration as swap rates decreased, $259 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, and $37 million of gains primarily representing the fees earned on GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2017 included net negative related adjustments of $203 million driven by settlements and changes in value related to interest rate and currency derivatives. Results for the second quarter of 2016 include net negative related adjustments of $426 million driven by settlements on interest rate and currency derivatives, as well as the impact of foreign currency exchange rate movements on certain intercompany borrowings.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income, and may be reflected as net charges or net benefits. Results for the second quarter of 2017 included a net related benefit of $698 million, compared to a net related charge of $442 million for the second quarter of 2016. Results for both periods were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

2017 to 2016 Six Month Comparison

Net gains on sales and maturities of fixed maturity securities were $387 million and $449 million in the first six months of 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $74 million in the first six months of 2017, primarily driven by net gains on sales of $82 million, offset by OTTI of $8 million. Net realized losses on equity securities were $25 million in the first six months of 2016, primarily driven by OTTI of $35 million offset by net gains on sales of $10 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the first six months of 2017 were $26 million, primarily driven by servicing revenue of approximately $26 million in our Asset Management business, partially offset by an increase in the allowance for losses of $3 million. Net realized gains on commercial mortgage and other loans in the first six months of 2016 were $29 million, primarily driven by servicing revenue of $22 million in our Asset Management business and a net decrease in the allowance for losses of $12 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized losses on derivatives were $1,435 million in the first six months of 2017 and reflect $1,738 million of losses on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, as discussed above, and $184 million of losses on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Partially offsetting these losses were net gains of $268 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates decreased, net gains of $105 million on currency derivatives primarily in Japan operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies, and net gains of $79 million primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. Net realized gains of $2,906 million in the first six months of 2016 primarily reflect $1,382 million of gains on interest rate derivatives used to manage duration as swap rates decreased, $1,351 million of gains on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts, and $76 million of gains primarily representing the fees earned on GICs.

Results for the first six months of 2017 and 2016 included net negative related adjustments of $423 million and $987 million, respectively. Both periods’ results were driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net” as well as settlements on interest rate and currency derivatives. The net negative related adjustment for the first six months of 2016 also reflected the impact of foreign currency exchange rate movements on certain intercompany borrowings.

Results for the first six months of 2017 included a net related benefit of $802 million, compared to a net related charge of $1,522 million for the first six months of 2016. Results for both periods were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

PFI excluding Closed Block Division—OTTI

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Public fixed maturity securities	$11	$2	$15	$38
Private fixed maturity securities	23	6	50	47
Total fixed maturity securities	34	8	65	85
Equity securities	3	27	8	35
Other invested assets(1)	4	16	8	40
Total(2)	$41	$51	$81	$160
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$3	$0	$24	$1
Due to securities actively marketed for sale	5	1	6	25
Due to credit events or adverse conditions of the respective issuer(1)	26	7	35	59
Total fixed maturity securities(2)	$34	$8	$65	$85
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

2017 to 2016 Three Month Comparison

Fixed maturity security OTTI in the second quarter of 2017 were concentrated in the energy and utility sectors within corporate securities. Fixed maturity security OTTI in the second quarter of 2016 were concentrated in the energy, industrial other, and capital goods within corporate securities. These OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the second quarter of 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the second quarter of 2017 and 2016 were primarily driven by the extent and duration of declines in values of investments in private equity limited partnerships.

2017 to 2016 Six Month Comparison

Fixed maturity security OTTI in the first six months of 2017 were concentrated in the energy, finance, and utility sectors within corporate securities. These OTTI were related to credit events or other adverse conditions of the respective issuers as well as securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the first six months of 2016 were concentrated in the energy, consumer cyclical and industrial other sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the first six months of 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the first six months of 2017 and 2016 were primarily driven by the extent and duration of declines in values of investments in private equity limited partnerships.

Closed Block Division—Realized Investments Gains (Losses) and OTTI

Net realized gains on fixed maturity securities of $49 million for the second quarter of 2017 were primarily due to net gains of $61 million on sales and maturities offset by OTTI of $12 million. Net realized gains on fixed maturity securities of $48 million for the second quarter of 2016 were primarily due to net gains on sales and maturities of $52 million, partially offset by OTTI of $3 million. Net realized gains on fixed maturity securities of $89 million for the first six months of 2017 were primarily due to net gains of $124 million on sales and maturities offset by OTTI of $35 million. Net realized gains on fixed maturity securities of $7 million for the first six months of 2016 were primarily due to net gains on sales and maturities of $63 million, partially offset by OTTI of $52 million.

Net realized gains on equity securities were $116 million in the second quarter of 2017, primarily driven by net gains on sales of $118 million, offset by OTTI of $2 million. Net realized gains on equity securities were $91 million in the second quarter of 2016, primarily driven by net gains on sales of $95 million, offset by OTTI of $4 million. Net realized gains on equity securities were $346 million in the first six months of 2017, primarily driven by net gains on sales of $349 million, offset by OTTI of $3 million. Net realized gains on equity securities were $124 million in the first six months of 2016, primarily driven by net gains on sales of $131 million, offset by OTTI of $7 million.

Net realized losses on derivatives were $81 million in the second quarter of 2017 and primarily reflect $75 million of losses on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against the euro and other currencies. Net realized gains of $72 million in the second quarter of 2016 reflect $74 million of gains on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against the euro and other currencies. Net realized losses on derivatives were $72 million and $11 million in the first six months of 2017 and 2016, respectively. Derivative losses in the first six months of 2017 primarily reflect $74 million of losses on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against the euro and other currencies. Derivative losses in the first six months of 2016 primarily reflect $30 million of losses on the net-short treasury futures used to manage duration as treasury rates decreased offset by $16 million of gains on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against the euro and other currencies.

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

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$252,032	64.7%	$26,787	$278,819
Public, held-to-maturity, at amortized cost	1,786	0.5	0	1,786
Private, available-for-sale, at fair value	41,832	10.7	14,250	56,082
Private, held-to-maturity, at amortized cost	337	0.1	0	337
Trading account assets supporting insurance liabilities, at fair value	22,073	5.7	0	22,073
Other trading account assets, at fair value	1,743	0.4	310	2,053
Equity securities, available-for-sale, at fair value	7,696	2.0	2,442	10,138
Commercial mortgage and other loans, at book value	44,906	11.5	9,432	54,338
Policy loans, at outstanding balance	7,136	1.8	4,583	11,719
Other long-term investments(1)	7,213	1.8	3,121	10,334
Short-term investments	3,210	0.8	395	3,605
Total general account investments	389,964	100.0%	61,320	451,284
Invested assets of other entities and operations(2)	7,117		0	7,117
Total investments	$397,081		$61,320	$458,401

	December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$243,201	64.2%	$24,917	$268,118
Public, held-to-maturity, at amortized cost	1,772	0.5	0	1,772
Private, available-for-sale, at fair value	39,074	10.3	13,987	53,061
Private, held-to-maturity, at amortized cost	372	0.1	0	372
Trading account assets supporting insurance liabilities, at fair value	21,840	5.8	0	21,840
Other trading account assets, at fair value	1,521	0.4	284	1,805
Equity securities, available-for-sale, at fair value	7,163	1.9	2,572	9,735
Commercial mortgage and other loans, at book value	42,771	11.2	9,437	52,208
Policy loans, at outstanding balance	7,095	1.9	4,660	11,755
Other long-term investments(1)	7,231	1.9	3,020	10,251
Short-term investments	6,657	1.8	837	7,494
Total general account investments	378,697	100.0%	59,714	438,411
Invested assets of other entities and operations(2)	5,829		0	5,829
Total investments	$384,526		$59,714	$444,240
__________

(1)
Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership, certain derivatives and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)
Includes invested assets of our asset management and derivative operations. Excludes assets of our asset management operations that are managed for third- parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2017 was primarily due to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2017 and December 31, 2016, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$127,180	$123,285
Public, held-to-maturity, at amortized cost	1,786	1,772
Private, available-for-sale, at fair value	13,585	11,646
Private, held-to-maturity, at amortized cost	337	372
Trading account assets supporting insurance liabilities, at fair value	2,381	2,166
Other trading account assets, at fair value	437	434
Equity securities, available-for-sale, at fair value	2,763	2,654
Commercial mortgage and other loans, at book value	13,001	11,700
Policy loans, at outstanding balance	2,482	2,369
Other long-term investments(1)	2,086	1,186
Short-term investments	130	398
Total Japanese general account investments	$166,168	$157,982
__________

(1)	Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2017 was primarily attributable to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar.

As of June 30, 2017, our Japanese insurance operations had $60.3 billion, at carrying value, of investments denominated in U.S. dollars, including $5.7 billion that were hedged to yen through third-party derivative contracts and $41.5 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2016, our Japanese insurance operations had $55.7 billion, at carrying value, of investments denominated in U.S. dollars, including $5.3 billion that were hedged to yen through third-party derivative contracts and $36.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $4.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2016, is primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.1 billion and $11.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2017 and December 31, 2016, respectively. The $0.1 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2016, is primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar, portfolio growth as a result of net business inflows and the reinvestment of net investment income. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—International Insurance Division,” above.

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

2017 to 2016 Three Month Comparison

	Three Months Ended June 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.53%	$1,601	3.05%	$910	3.85%	$2,511	$441	$2,952
Trading account assets supporting insurance liabilities	3.50	171	1.11	6	3.25	177	0	177
Equity securities	7.24	74	5.53	21	6.76	95	14	109
Commercial mortgage and other loans	4.06	321	4.26	133	4.12	454	124	578
Policy loans	5.35	62	3.95	25	4.87	87	68	155
Short-term investments and cash equivalents	1.26	35	1.44	4	1.27	39	6	45
Other investments	5.70	94	7.19	39	6.07	133	63	196
Gross investment income	4.33	2,358	3.22	1,138	3.89	3,496	716	4,212
Investment expenses	(0.13)	(73)	(0.12)	(44)	(0.13)	(117)	(44)	(161)
Investment income after investment expenses	4.20%	2,285	3.10%	1,094	3.76%	3,379	672	4,051
Investment results of other entities and operations(2)		38		0		38	0	38
Total investment income		$2,323		$1,094		$3,417	$672	$4,089

	Three Months Ended June 30, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.56%	$1,490	3.09%	$863	3.88%	$2,353	$424	$2,777
Trading account assets supporting insurance liabilities	3.64	176	1.21	6	3.40	182	0	182
Equity securities	7.97	73	5.17	20	7.11	93	17	110
Commercial mortgage and other loans	4.35	331	4.11	106	4.29	437	121	558
Policy loans	5.40	63	3.89	23	4.88	86	70	156
Short-term investments and cash equivalents	0.54	25	0.82	2	0.55	27	5	32
Other investments	(0.02)	(1)	8.07	58	2.66	57	41	98
Gross investment income	4.06	2,157	3.26	1,078	3.76	3,235	678	3,913
Investment expenses	(0.14)	(67)	(0.12)	(40)	(0.13)	(107)	(39)	(146)
Investment income after investment expenses	3.92%	2,090	3.14%	1,038	3.63%	3,128	639	3,767
Investment results of other entities and operations(2)		22		0		22	0	22
Total investment income		$2,112		$1,038		$3,150	$639	$3,789
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

(2)	Includes net investment income of our asset management operations and derivative operations.

(3)	The total yield was 3.92% and 3.77% for the three months ended June 30, 2017 and 2016, respectively.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily the result of higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums, partially offset by lower fixed income reinvestment rates.

The decrease in net investment income yield on the Japanese insurance operations portfolio for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, was primarily attributable to lower fixed income reinvestment rates and lower yields from non-coupon investments, partially offset by higher fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $41.2 billion and $36.4 billion, for the three months ended June 30, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.2 billion and $9.3 billion for the three months ended June 30, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—International Insurance Division.”

2017 to 2016 Six Month Comparison

	Six Months Ended June 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.55%	$3,182	3.05%	1,786	3.87%	$4,968	$869	$5,837
Trading account assets supporting insurance liabilities	3.61	351	1.88	21	3.43	372	0	372
Equity securities	6.61	131	4.70	36	6.07	167	28	195
Commercial mortgage and other loans	4.04	630	4.11	250	4.06	880	231	1,111
Policy loans	5.36	125	3.94	48	4.88	173	135	308
Short-term investments and cash equivalents	1.19	67	1.34	7	1.20	74	13	87
Other investments	8.66	285	7.39	73	8.37	358	126	484
Gross investment income	4.42	4,771	3.21	2,221	3.95	6,992	1,402	8,394
Investment expenses	(0.14)	(143)	(0.12)	(87)	(0.13)	(230)	(85)	(315)
Investment income after investment expenses	4.28%	4,628	3.09%	2,134	3.82%	6,762	1,317	8,079
Investment results of other entities and operations(2)		71		0		71	0	71
Total investment income		$4,699		$2,134		$6,833	$1,317	$8,150

	Six Months Ended June 30, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.59%	$2,943	3.11%	$1,678	3.91%	$4,621	$847	$5,468
Trading account assets supporting insurance liabilities	3.70	351	1.87	19	3.52	370	0	370
Equity securities	6.89	123	4.44	34	6.15	157	33	190
Commercial mortgage and other loans	4.33	656	4.26	214	4.31	870	240	1,110
Policy loans	5.40	125	3.90	45	4.90	170	140	310
Short-term investments and cash equivalents	0.55	50	0.81	4	0.56	54	11	65
Other investments	1.73	48	5.37	74	2.92	122	59	181
Gross investment income	4.12	4,296	3.24	2,068	3.78	6,364	1,330	7,694
Investment expenses	(0.14)	(124)	(0.12)	(79)	(0.13)	(203)	(79)	(282)
Investment income after investment expenses	3.98%	4,172	3.12%	1,989	3.65%	6,161	1,251	7,412
Investment results of other entities and operations(2)		47		0		47	0	47
Total investment income		$4,219		$1,989		$6,208	$1,251	$7,459

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

(2)	Includes net investment income of our asset management operations and derivative operations.

(3)	The total yield was 3.96% and 3.78% for the six months ended June 30, 2017 and 2016, respectively.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily the result of higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums, partially offset by lower fixed income reinvestment rates.

The decrease in net investment income yield on the Japanese insurance operations portfolio for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, was primarily attributable to lower fixed income reinvestment rates, partially offset by higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $40.8 billion and $36.0 billion, for the six months ended June 30, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.1 billion and $9.3 billion for the six months ended June 30, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—International Insurance Division.”

Retail-Related Investments

As of June 30, 2017, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 49% and weighted-average debt service coverage ratio of 2.35 times; and $1 billion of real estate held through direct ownership and real estate-related joint ventures and limited partnerships.
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

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2017				December 31, 2016
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$25,175	$1,511	$121	$26,565	$24,324	$1,260	$322	$25,262
Consumer non-cyclical	23,821	2,167	196	25,792	22,941	1,918	423	24,436
Utility	21,473	1,899	201	23,171	19,618	1,556	385	20,789
Capital goods	10,959	985	101	11,843	10,936	911	236	11,611
Consumer cyclical	10,543	831	85	11,289	10,348	792	143	10,997
Foreign agencies	5,396	1,022	23	6,395	5,423	1,035	41	6,417
Energy	9,776	816	199	10,393	9,220	774	275	9,719
Communications	5,955	698	66	6,587	6,227	667	121	6,773
Basic industry	5,934	479	54	6,359	5,843	401	114	6,130
Transportation	7,846	707	49	8,504	7,442	625	116	7,951
Technology	3,792	251	42	4,001	3,775	251	66	3,960
Industrial other	3,992	276	41	4,227	3,653	226	92	3,787
Total corporate securities	134,662	11,642	1,178	145,126	129,750	10,416	2,334	137,832
Foreign government(3)	85,843	16,108	435	101,516	80,309	16,967	344	96,932
Residential mortgage-backed(4)	4,302	226	10	4,518	4,352	256	13	4,595
Asset-backed	7,666	164	20	7,810	8,182	193	26	8,349
Commercial mortgage-backed	8,603	207	61	8,749	8,883	195	86	8,992
U.S. Government	16,511	3,023	577	18,957	17,090	2,725	924	18,891
State & Municipal	8,902	827	25	9,704	8,648	642	82	9,208
Total(5)	$266,489	$32,197	$2,306	$296,380	$257,214	$31,394	$3,809	$284,799
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $393 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of June 30, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(3)
As of both June 30, 2017 and December 31, 2016, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% of the balance.

(4)	As of both June 30, 2017 and December 31, 2016, based on amortized cost, 95% were rated AA or higher.

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

The increase in net unrealized gains from December 31, 2016 to June 30, 2017 was primarily due to a decrease in U.S. interest rates and credit spread tightening.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2017				December 31, 2016
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$203,945	$27,244	$1,528	$229,661	$195,279	$26,886	$2,425	$219,740
2	49,963	4,212	563	53,612	49,286	3,728	1,081	51,933
Subtotal High or Highest Quality Securities(5)	253,908	31,456	2,091	283,273	244,565	30,614	3,506	271,673
3	8,387	466	117	8,736	8,546	454	182	8,818
4	3,212	191	64	3,339	2,878	200	82	2,996
5	693	51	28	716	879	73	28	924
6	289	33	6	316	346	53	11	388
Subtotal Other Securities(6)(7)	12,581	741	215	13,107	12,649	780	303	13,126
Total Fixed Maturities	$266,489	$32,197	$2,306	$296,380	$257,214	$31,394	$3,809	$284,799
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2017 and December 31, 2016, 702 securities with amortized cost of $4,225 million (fair value, $4,315 million) and 918 securities with amortized cost of $4,634 million (fair value, $4,759 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $393 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of June 30, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(4)
As of June 30, 2017, includes gross unrealized losses of $117 million on public fixed maturities and $98 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2016, includes gross unrealized losses of $149 million on public fixed maturities and $154 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of June 30, 2017, includes $218,816 million of public fixed maturities and $35,092 million of private fixed maturities and, as of December 31, 2016, includes $211,753 million of public fixed maturities and $32,812 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2017, includes $7,398 million of public fixed maturities and $5,183 million of private fixed maturities and, as of December 31, 2016, includes $7,170 million of public fixed maturities and $5,479 million of private fixed maturities.

(7)
On an amortized cost basis, as of June 30, 2017, securities considered below investment grade based on lowest of external rating agency ratings, total $13,580 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2017				December 31, 2016
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,795	$6,818	$7,780	$7,918	$7,147	$7,200	$7,955	$8,063
AA	450	467	787	796	463	473	877	880
A	47	53	27	26	56	62	42	41
BBB	62	63	9	9	58	58	9	8
BB and below	312	409	0	0	458	556	0	0
Total(4)	$7,666	$7,810	$8,603	$8,749	$8,182	$8,349	$8,883	$8,992
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2017, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of June 30, 2017 and December 31, 2016, based on amortized cost, 75% and 76%, respectively, were collateralized loan obligations rated AA or higher.

(3)	As of June 30, 2017 and December 31, 2016, based on amortized cost, 95% and 93%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations and securities classified as trading.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of thirty years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of June 30, 2017 and December 31, 2016, PFI excluding the Closed Block division had $157 million and $162 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of $1 million and less than $1 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of less than $1 million and $3 million for the three months ended June 30, 2017 and 2016 and a gain of $1 million and $5 million for the six months ended June 30, 2017 and 2016, respectively. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of June 30, 2017 and December 31, 2016, PFI excluding the Closed Block division had $100 million and $141 million of notional amounts, respectively, reported at fair value as a liability of $4 million for both periods. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of $1 million and $2 million for the three months ended June 30, 2017 and 2016 and a loss of $2 million and $3 million for the six months ended June 30, 2017 and 2016, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity asset managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns. For additional information regarding our OTTI policies for fixed maturity securities, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $34 million and $8 million for the three months ended June 30, 2017 and 2016, respectively, and $65 million and $85 million for six months ended June 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.
Trading Account Assets Supporting Insurance Liabilities (TAASIL)

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$750	$750	$655	$655
Fixed maturities:
Corporate securities	13,814	14,092	13,903	13,997
Commercial mortgage-backed securities	1,993	2,021	2,032	2,052
Residential mortgage-backed securities	1,048	1,056	1,142	1,150
Asset-backed securities	1,259	1,284	1,333	1,349
Foreign government bonds	994	1,008	915	926
U.S. government authorities and agencies and obligations of U.S. states	343	392	330	376
Total fixed maturities(1)	19,451	19,853	19,655	19,850
Equity securities	1,210	1,470	1,097	1,335
Total trading account assets supporting insurance liabilities(2)	$21,411	$22,073	$21,407	$21,840
__________

(1)	As a percentage of amortized cost, 92% of the portfolio was considered high or highest quality based on NAIC or equivalent rating, as of both June 30, 2017 and December 31, 2016.

(2)	As a percentage of amortized cost, 80% of the portfolio was publicly-traded as of both June 30, 2017 and December 31, 2016.

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

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1	$1	$1	$1
Fixed maturities(1)	1,335	1,275	1,201	1,058
Equity securities(2)	405	467	412	462
Total other trading account assets	$1,741	$1,743	$1,614	$1,521
__________

(1)	As a percentage of amortized cost, 90% and 89% of the portfolio was considered high or highest quality based on NAIC or equivalent rating, as of June 30, 2017 and December 31, 2016, respectively.

(2)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage and agricultural property loans	$44,143	$41,964
Uncollateralized loans	622	636
Residential property loans	227	252
Other collateralized loans	7	9
Total recorded investment gross of allowance(1)	44,999	42,861
Valuation allowance	(93)	(90)
Total net commercial mortgage and other loans(2)	$44,906	$42,771
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2017 and December 31, 2016.

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

Other collateralized loans include consumer loans.

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region(1):
U.S. Regions:
Pacific	$14,402	32.6%	$13,817	32.9%
South Atlantic	8,545	19.4	8,066	19.2
Middle Atlantic	5,689	12.9	5,476	13.1
East North Central	2,354	5.3	2,341	5.6
West South Central	4,722	10.7	4,506	10.7
Mountain	2,098	4.8	1,796	4.3
New England	1,741	3.9	1,774	4.2
West North Central	647	1.5	621	1.5
East South Central	603	1.4	595	1.4
Subtotal-U.S.	40,801	92.5	38,992	92.9
Europe	2,111	4.8	1,725	4.1
Asia	451	1.0	504	1.2
Other	780	1.7	743	1.8
Total commercial mortgage and agricultural property loans	$44,143	100.0%	$41,964	100.0%
______

(1)	Regions as defined by the United States Census Bureau.

	June 30, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$7,601	17.2%	$6,899	16.5%
Retail	6,707	15.2	6,562	15.6
Office	9,648	21.9	9,619	22.9
Apartments/Multi-Family	12,589	28.5	11,488	27.4
Other	3,538	8.0	3,368	8.0
Agricultural properties	2,446	5.5	2,279	5.4
Hospitality	1,614	3.7	1,749	4.2
Total commercial mortgage and agricultural property loans	$44,143	100.0%	$41,964	100.0%

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

As of June 30, 2017, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.42 times and a weighted-average loan-to-value ratio of 55%. As of June 30, 2017, approximately 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2017, the weighted-average debt service coverage ratio was 2.58 times, and the weighted-average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.2 billion and $1.4 billion of such loans as of June 30, 2017 and December 31, 2016, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of June 30, 2017, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2017
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$24,380	$418	$434	$25,232
60%-69.99%	11,930	240	130	12,300
70%-79.99%	5,819	530	33	6,382
80% or greater	118	42	69	229
Total commercial mortgage and agricultural property loans	$42,247	$1,230	$666	$44,143

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2017
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2017	$4,008	9.1%
2016	7,440	16.9
2015	7,714	17.5
2014	6,905	15.6
2013	7,279	16.4
2012	3,560	8.1
2011	3,138	7.1
2010 & Prior	4,099	9.3
Total commercial mortgage and agricultural property loans	$44,143	100.0%

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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in millions)
Allowance, beginning of year	$90	$95
Addition to (release of) allowance for losses	3	(6)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	1
Allowance, end of period	$93	$90
Loan-specific reserve	$5	$6
Portfolio reserve	$88	$84

The allowance for losses as of June 30, 2017 remained relatively flat compared to December 31, 2016.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$3,377	$647	$0	$4,024	$3,193	$545	$2	$3,736
Other common stocks	2,304	1,375	14	3,665	2,207	1,229	16	3,420
Non-redeemable preferred stocks	9	1	3	7	9	0	2	7
Total equity securities(2)	$5,690	$2,023	$17	$7,696	$5,409	$1,774	$20	$7,163

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

OTTI of equity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $3 million and $27 million for the three months ended June 30, 2017 and 2016, respectively, and $8 million and $35 million for the six months ended June 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which consists primarily of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,705	$2,619
Hedge funds	1,675	1,708
Real estate-related	320	451
Real estate held through direct ownership(1)	1,772	1,677
Other(2)	741	776
Total other long-term investments	$7,213	$7,231
__________

(1)	As of June 30, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $719 million and $659 million, respectively.

(2)
Primarily includes leveraged leases, member and activity stock held in the Federal Home Loan Banks of New York and Boston and certain derivatives. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI of Other Long-Term Investments

For joint ventures and limited partnerships, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies for joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division that were recognized in earnings were $4 million and $16 million for three months ended June 30, 2017 and 2016, respectively, and $8 million and $40 million for the six months ended June 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$351	$237
Private, available-for-sale, at fair value	2	3
Other trading account assets, at fair value	4,720	3,959
Equity securities, available-for-sale, at fair value	13	13
Commercial mortgage and other loans, at book value(1)	577	571
Other long-term investments	1,443	1,032
Short-term investments	11	14
Total investments	$7,117	$5,829
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified the Company as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Regulatory Developments” above and “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During the six months ended June 30, 2017, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $625 million of shares of our Common Stock and declared aggregate Common Stock dividends of $655 million; and

•	We obtained additional financing for Guideline AXXX reserves by entering into a new captive financing facility for $1.0 billion, of which $100 million was outstanding as of June 30, 2017.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2017, the Company had $43.7 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2017	December 31, 2016
	(in millions)
Equity(1)	$32,082	$31,242
Junior subordinated debt (i.e., hybrid securities)	5,820	5,817
Other capital debt	5,821	5,822
Total capital	$43,723	$42,881
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2017, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	879%
Gibraltar Life consolidated(2)	893%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2017.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2017	$0.75	$327	2.9	$312
June 30, 2017	$0.75	$328	2.9	$313

As a Designated Financial Company under Dodd-Frank, Prudential Financial expects to be subject to stricter requirements and limitations regarding capital, leverage and liquidity. Our compliance with these and other requirements under Dodd-Frank could limit our ability to pay Common Stock dividends and repurchase shares in the future.

Liquidity

The principles of our liquidity management framework are described in an enterprise-wide Liquidity Management Policy that is reviewed and approved by the Board. Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. A minimum balance of highly liquid assets of at least $1.3 billion is targeted to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries at a time when access to capital markets is also not available. This targeted minimum balance is reviewed and approved annually by the Board.

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

As of June 30, 2017, Prudential Financial had highly liquid assets with a carrying value totaling $4,449 million, a decrease of $944 million from December 31, 2016. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,651 million as of June 30, 2017, a decrease of $902 million from December 31, 2016.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2017
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,305
Proceeds from stock-based compensation and exercise of stock options	316
Interest income from subsidiaries on intercompany agreements, net of interest paid	27
Other, net	38
Total sources	1,686
Uses:
Common stock dividends(2)	653
Share repurchases(3)	612
Capital contributions to subsidiaries(4)	584
Interest paid on external debt	450
Net payments under intercompany loan agreements(5)	153
Maturities of medium-term notes	114
Repayments from short-term debt, net of proceeds	16
Net income tax payments	6
Total uses	2,588
Net increase (decrease) in highly liquid assets	$(902)
__________

(1)
Includes dividends and/or returns of capital of $1,000 million from Prudential Insurance, $160 million from Prudential Annuities Holding Company (of which $100 million was from PALAC), $123 million from Asset Management subsidiaries, $15 million from International Insurance subsidiaries and $7 million from other subsidiaries.

(2)	Includes cash payments made on dividends declared in prior periods.

(3)	Excludes $13 million related to trades that settled in July 2017.

(4)	Includes capital contributions of $562 million to International Insurance subsidiaries and $22 million to Asset Management subsidiaries.

(5)
Includes net payments of $250 million to Prudential Universal Reinsurance Company, $87 million to Asset Management subsidiaries and $3 million to other subsidiaries, offset by net receipts of $187 million from the issuance of notes to International Insurance subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the second quarter of 2017, Prudential Financial received an ordinary dividend of $1.0 billion from Prudential Insurance and an extraordinary dividend of $100 million from PALAC.

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

As of March 31, 2017, Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations, retained $473 million of dividends received from its international insurance subsidiaries in 2016, that remained available to be paid as a dividend to Prudential Financial. During the second quarter of 2017, PHJ utilized approximately $220 million of this available amount to prepay intercompany debts to other subsidiaries of Prudential Financial. As of June 30, 2017, PHJ retained $248 million that remained available to be paid as a dividend to Prudential Financial.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2017
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$5.5	$1.8	$0.8	$3.6	$0.1	$11.8	$12.4
Fixed maturity investments(1):
High or highest quality	101.0	35.8	19.4	9.6	5.5	171.3	164.7
Other than high or highest quality	6.5	3.3	1.6	0.4	0.4	12.2	13.2
Subtotal	107.5	39.1	21.0	10.0	5.9	183.5	177.9
Public equity securities	0.3	2.6	0.0	0.0	0.0	2.9	3.0
Total	$113.3	$43.5	$21.8	$13.6	$6.0	$198.2	$193.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2017
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$0.8	$2.5	$1.6	$4.9	$5.4
Fixed maturity investments(3):
High or highest quality(4)	35.7	90.2	17.4	143.3	137.8
Other than high or highest quality	0.9	2.7	1.4	5.0	4.3
Subtotal	36.6	92.9	18.8	148.3	142.1
Public equity securities	1.9	2.4	0.9	5.2	4.8
Total	$39.3	$97.8	$21.3	$158.4	$152.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of June 30, 2017, $102.0 billion, or 71%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs. As of June 30, 2017, the derivatives comprising the hedging portion of our ALM strategy were in a net receive position of $3.9 billion compared to a net receive position of $3.1 billion as of December 31, 2016. The change in collateral position was primarily driven by a decrease in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2017, we have hedged 100%, 86% and 44% of expected yen-based earnings for 2017, 2018 and 2019, respectively.

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

	Six Months Ended June 30,
Cash Settlements:	2017	2016
	(in millions)
Income Hedges (External)(1)	$1	$43
Equity Hedges:
Internal(2)	(32)	(30)
External	(115)	324
Total Equity Hedges	(147)	294
Total Cash Settlements	$(146)	$337

	As of
	June 30,	December 31,
Assets (Liabilities):	2017	2016
	(in millions)
Income Hedges (External)(3)	$(13)	$85
Equity Hedges:
Internal(2)	609	802
External	217	32
Total Equity Hedges(4)	826	834
Total Assets (Liabilities)	$813	$919
__________

(1)
Includes non-yen related cash settlements of $(1) million and $10 million for the six months ended June 30, 2017 and 2016, respectively, which are primarily denominated in Korean won and Brazilian real.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related liabilities of $(17) million and assets of $41 million as of June 30, 2017 and December 31, 2016, respectively, both of which are primarily denominated in Korean won and Australian dollar.

(4)
As of June 30, 2017, approximately $(21) million, $315 million and $532 million of the net market value is scheduled to settle in 2017, 2018 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. For more information on these sources of liquidity, see Note 9 to the

Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2017			December 31, 2016
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,911	$3,906	$8,817	$4,906	$2,700	$7,606
Cash collateral for loaned securities	2,797	1,239	4,036	3,057	1,276	4,333
Securities sold but not yet purchased	2	0	2	2	0	2
Total(1)	$7,710	$5,145	$12,855	$7,965	$3,976	$11,941
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,207	$1,883	$5,090	$3,583	$1,631	$5,214
Weighted average maturity, in days(2)	9	5		9	6
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2017 was $8,434 million and $8,301 million, respectively, for PFI excluding the Closed Block division, and $4,815 million and $4,604 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of June 30, 2017, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $109.7 billion, of which $12.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2017, we believe approximately $15.5 billion of the remaining eligible assets are readily lendable, including approximately $12.3 billion relating to PFI excluding the Closed Block division, of which $3.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.2 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2017, total short-term and long-term debt of the Company on a consolidated basis was $19.4 billion, an increase of $231 million from December 31, 2016. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2017			December 31, 2016
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$50	$817	$867	$65	$525	$590
Current portion of long-term debt	462	450	912	470	0	470
Subtotal	512	1,267	1,779	535	525	1,060
General obligation long-term debt:
Senior debt	9,469	279	9,748	9,572	727	10,299
Junior subordinated debt	5,820	0	5,820	5,817	0	5,817
Surplus notes(1)	0	1,339	1,339	0	1,339	1,339
Subtotal	15,289	1,618	16,907	15,389	2,066	17,455
Total general obligations	15,801	2,885	18,686	15,924	2,591	18,515
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	0	0	0	73	73
Long-term debt	0	719	719	0	586	586
Total limited and non-recourse borrowings	0	719	719	0	659	659
Total borrowings	$15,801	$3,604	$19,405	$15,924	$3,250	$19,174
__________

(1)	Amounts are net of assets under set-off arrangements of $6,141 million and $5,859 million as of June 30, 2017, and December 31, 2016, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of June 30, 2017, and December 31, 2016, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to the Unaudited Intereim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Financial’s borrowings decreased $123 million from December 31, 2016, primarily driven by the maturity of $108 million of senior debt and a $15 million decrease in commercial paper outstanding. Borrowings of our subsidiaries increased $354 million from December 31, 2016, primarily driven by a $292 million increase in commercial paper outstanding, the issuance of $161 million of mortgage debt and $12 million from foreign exchange fluctuations, partially offset by $73 million of maturities and $41 million in prepayment activity.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $10,150 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2017, an aggregate of $8,041 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $282 million since December 31, 2016. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2017.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of June 30, 2017		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013-2014	2033	2,653		3,500
XXX	2014-2016	2027-2034	1,900	(2)	1,900
XXX	2014	2024	1,638		1,750
AXXX	2017	2037	100		1,000
Total Credit-Linked Note Structures			$8,041		$10,150
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.9 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of June 30, 2017, we also had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2017, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life insurance business beginning as early as January 1, 2017, and must be applied for all new individual life insurance business issued January 1, 2020 and later. During 2017, the Company expects to adopt principles-based reserving for its guaranteed universal life products and to introduce updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Ratings

The following is a summary of the significant changes or actions in ratings and ratings outlooks for our Company as well as the life insurance industry and sector, that have occurred subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2017, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2017, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2017 through April 30, 2017	960,731	$105.90	955,595
May 1, 2017 through May 31, 2017	1,123,686	$106.27	1,119,469
June 1, 2017 through June 30, 2017	873,036	$106.35	868,256
Total	2,957,453	$106.17	2,943,320	$625,000,000
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

ITEM 6. EXHIBITS

See accompanying Exhibit Index.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Re	Pruco Reinsurance, Ltd.
PFI	Prudential Financial, Inc.	Prudential	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc. and its subsidiaries
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POB	Prudential of Brazil

Defined Terms

AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	FRB	Board of Governors of the Federal Reserve System
A.M. Best	A.M. Best Company	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Council	Financial Stability Oversight Council	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	S&P	Standard & Poor's Rating Services
Exchange Act	The Securities Exchange Act of 1934	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Fitch	Fitch Ratings Inc.	U.S. GAAP	Accounting principles generally accepted in the United States of America
Framework	Prudential's capital protection framework

Acronyms

AG 48	Actuarial Guideline No. 48	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income	NAV	Net Asset Value
ASU	Accounting Standards Updates	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	NYSE	New York Stock Exchange
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
FASB	Financial Accounting Standards Board	PDI	Prudential Defined Income Variable Annuity
FSA	Financial Services Agency (an agency of the Japanese government)	PPI	Prudential Premier® Investment Variable Annuity
GICs	Guaranteed Investment Contracts	RBC	Risk-Based Capital
GMAB	Guaranteed Minimum Accumulation Benefits	RMBS	Residential Mortgage-Backed Securities
GMDB	Guaranteed Minimum Death Benefits	SEC	Securities and Exchange Commission
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	SVO	Securities Valuation Office
GMWB	Guaranteed Minimum Withdrawal Benefits	TAASIL	Trading Account Assets Supporting Insurance Liabilities
G-SII	Global Systemically Important Insurer	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
ILC	Inversiones La Construccion S.A.	VOBA	Value of Business Acquired
LIBOR	London Inter-Bank Offered Rate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 4, 2017

EXHIBIT INDEX

10.1
Second Amended and Restated Credit Agreement dated as of July 17, 2017 among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JP Morgan Chase Bank, N.A., as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s July 18, 2017 Current Report on Form 8-K.

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