Form 10-Q
period 2017-09-30
PRUDENTIAL FINANCIAL INC
filed 2017-11-03
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 424 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2017 and December 31, 2016 (in millions, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017-$307,527; 2016-$292,581)(1)	$340,100	$321,419
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2017-$2,475; 2016-$2,524)(1)	2,084	2,144
Trading account assets supporting insurance liabilities, at fair value(1)	22,126	21,840
Other trading account assets, at fair value(1)	6,210	5,764
Equity securities, available-for-sale, at fair value (cost: 2017-$7,145; 2016-$7,149)	9,739	9,748
Commercial mortgage and other loans (includes $340 and $519 measured at fair value under the fair value option at September 30, 2017 and December 31, 2016, respectively)(1)	55,373	52,779
Policy loans	11,765	11,755
Other long-term investments (includes $1,886 and $1,556 measured at fair value under the fair value option at September 30, 2017 and December 31, 2016, respectively)(1)	11,986	11,283
Short-term investments	5,508	7,508
Total investments	464,891	444,240
Cash and cash equivalents(1)	14,541	14,127
Accrued investment income(1)	3,278	3,204
Deferred policy acquisition costs	18,724	17,661
Value of business acquired	1,817	2,314
Other assets(1)	16,770	14,780
Separate account assets	301,110	287,636
TOTAL ASSETS	$821,131	$783,962
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$252,339	$240,908
Policyholders’ account balances	148,342	145,205
Policyholders’ dividends	6,327	5,711
Securities sold under agreements to repurchase	8,145	7,606
Cash collateral for loaned securities	4,697	4,333
Income taxes	12,509	10,412
Short-term debt	2,358	1,133
Long-term debt	17,153	18,041
Other liabilities(1)	16,069	14,739
Notes issued by consolidated variable interest entities (includes $1,194 and $1,839 measured at fair value under the fair value option at September 30, 2017 and December 31, 2016, respectively)(1)	1,517	2,150
Separate account liabilities	301,110	287,636
Total liabilities	770,566	737,874
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both September 30, 2017 and December 31, 2016)	6	6
Additional paid-in capital	24,721	24,606
Common Stock held in treasury, at cost (235,378,104 and 230,537,166 shares at September 30, 2017 and December 31, 2016, respectively)	(16,012)	(15,316)
Accumulated other comprehensive income (loss)	16,598	14,621
Retained earnings	25,060	21,946
Total Prudential Financial, Inc. equity	50,373	45,863
Noncontrolling interests	192	225
Total equity	50,565	46,088
TOTAL LIABILITIES AND EQUITY	$821,131	$783,962
__________

(1)	See Note 5 for details of balances associated with variable interest entities.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2017 and 2016 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Premiums	$7,795	$9,635	$22,602	$22,867
Policy charges and fee income	1,502	1,540	3,760	4,415
Net investment income	4,076	4,073	12,226	11,532
Asset management and service fees	1,005	955	2,929	2,780
Other income (loss)	327	(55)	964	8
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(22)	(29)	(132)	(204)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	0	0	10	38
Other realized investment gains (losses), net	1,630	842	1,065	4,293
Total realized investment gains (losses), net	1,608	813	943	4,127
Total revenues	16,313	16,961	43,424	45,729
BENEFITS AND EXPENSES
Policyholders’ benefits	8,193	10,155	23,546	25,175
Interest credited to policyholders’ account balances	1,035	824	2,922	3,168
Dividends to policyholders	500	569	1,606	1,433
Amortization of deferred policy acquisition costs	643	115	1,166	1,744
General and administrative expenses	2,921	2,983	8,813	8,821
Total benefits and expenses	13,292	14,646	38,053	40,341
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,021	2,315	5,371	5,388
Total income tax expense (benefit)	800	501	1,320	1,300
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,221	1,814	4,051	4,088
Equity in earnings of operating joint ventures, net of taxes	20	18	58	38
NET INCOME (LOSS)	2,241	1,832	4,109	4,126
Less: Income (loss) attributable to noncontrolling interests	3	5	11	42
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,238	$1,827	$4,098	$4,084
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$5.19	$4.14	$9.46	$9.16
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$5.09	$4.07	$9.29	$9.02
Dividends declared per share of Common Stock	$0.75	$0.70	$2.25	$2.10

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2017 and 2016 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$2,241	$1,832	$4,109	$4,126
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	122	697	719	1,980
Net unrealized investment gains (losses)	153	(678)	1,835	16,642
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	62	44	161	117
Total	337	63	2,715	18,739
Less: Income tax expense (benefit) related to other comprehensive income (loss)	101	(240)	757	6,051
Other comprehensive income (loss), net of taxes	236	303	1,958	12,688
Comprehensive income (loss)	2,477	2,135	6,067	16,814
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	50	(8)	90
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$2,474	$2,085	$6,075	$16,724

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2017 and 2016 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Common Stock acquired				(937)		(937)		(937)
Contributions from noncontrolling interests							7	7
Distributions to noncontrolling interests							(31)	(31)
Consolidations/(deconsolidations) of noncontrolling interests							(1)	(1)
Stock-based compensation programs		110		241		351		351
Dividends declared on Common Stock			(979)			(979)		(979)
Comprehensive income:
Net income (loss)			4,098			4,098	11	4,109
Other comprehensive income (loss), net of tax					1,977	1,977	(19)	1,958
Total comprehensive income (loss)						6,075	(8)	6,067
Balance, September 30, 2017	$6	$24,721	$25,060	$(16,012)	$16,598	$50,373	$192	$50,565

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$6	$24,482	$18,931	$(13,814)	$12,285	$41,890	$33	$41,923
Cumulative effect of adoption of accounting changes			11			11	(30)	(19)
Common Stock acquired				(1,375)		(1,375)		(1,375)
Class B Stock repurchase adjustment			(119)			(119)		(119)
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(30)	(30)
Consolidations (deconsolidations) of noncontrolling interests							471	471
Stock-based compensation programs		38		200		238		238
Dividends declared on Common Stock			(938)			(938)		(938)
Comprehensive income:
Net income (loss)			4,084			4,084	42	4,126
Other comprehensive income (loss), net of tax					12,640	12,640	48	12,688
Total comprehensive income (loss)						16,724	90	16,814
Balance, September 30, 2016	$6	$24,520	$21,969	$(14,989)	$24,925	$56,431	$543	$56,974

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (in millions)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,109	$4,126
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(943)	(4,127)
Policy charges and fee income	(1,880)	(1,417)
Interest credited to policyholders’ account balances	2,922	3,168
Depreciation and amortization	271	402
(Gains) losses on trading account assets supporting insurance liabilities, net	(330)	(361)
Change in:
Deferred policy acquisition costs	(966)	(391)
Future policy benefits and other insurance liabilities	6,465	7,668
Income taxes(1)	1,348	749
Derivatives, net	(2,076)	7,443
Other, net(1)	(159)	(186)
Cash flows from (used in) operating activities(1)	8,761	17,074
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	42,243	36,420
Fixed maturities, held-to-maturity	128	205
Trading account assets supporting insurance liabilities and other trading account assets	30,728	24,720
Equity securities, available-for-sale	3,165	2,798
Commercial mortgage and other loans	3,808	4,522
Policy loans	1,830	1,727
Other long-term investments	948	457
Short-term investments	21,497	35,728
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(50,140)	(49,467)
Trading account assets supporting insurance liabilities and other trading account assets	(30,852)	(26,049)
Equity securities, available-for-sale	(2,371)	(2,413)
Commercial mortgage and other loans	(6,195)	(6,011)
Policy loans	(1,392)	(1,402)
Other long-term investments	(1,275)	(1,537)
Short-term investments	(19,553)	(33,196)
Acquisition of business, net of cash acquired	(64)	(532)
Derivatives, net	(61)	718
Other, net	(633)	228
Cash flows from (used in) investing activities	(8,189)	(13,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	20,399	22,207
Policyholders’ account withdrawals	(19,798)	(17,514)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	903	488
Cash dividends paid on Common Stock	(976)	(939)
Net change in financing arrangements (maturities 90 days or less)	31	516
Common Stock acquired	(927)	(1,339)
Class B stock acquired	0	(119)
Common Stock reissued for exercise of stock options	208	112
Proceeds from the issuance of debt (maturities longer than 90 days)	1,189	1,449
Repayments of debt (maturities longer than 90 days)	(860)	(1,452)
Excess tax benefits from share-based payment arrangements	0	4
Other, net(1)	(472)	(647)
Cash flows from (used in) financing activities(1)	(303)	2,766
Effect of foreign exchange rate changes on cash balances	145	360
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	414	7,116
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,127	17,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,541	$24,728
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$102	$113
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$2,124	$2,388
Liabilities assumed	3,066	3,215
Net cash received	$942	$827
Acquisition:
Assets acquired, excluding cash and cash equivalents	$196	$0
Liabilities assumed	132	0
Net cash paid on acquisition	$64	$0
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s unaudited interim consolidated balance sheet data as of September 30, 2017, include the assets and liabilities of Gibraltar Life as of August 31, 2017. The Company’s unaudited interim consolidated income statement data include Gibraltar Life’s results of operations for the three and nine months ended August 31, 2017 and 2016, respectively.

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

Out of Period Adjustments

During the second quarter of 2016, the Company recorded an out of period adjustment resulting in a decrease of $148 million to “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the three-month period ended June 30, 2016, and which is reflected in the nine-month period ended September 30, 2016. The adjustment reflects a charge to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustment and concluded it was not material to the then current quarter or to any previously reported quarterly or

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

annual financial statements. See Note 11 for additional information on the impact of this adjustment to the Company’s operating segments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in the Individual Life business

During the second quarter of 2017, the Company recognized a charge of $237 million in the Individual Life segment, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves, DAC and VOBA was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and is included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

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

ASU adopted during the nine months ended September 30, 2017

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

ASU issued but not yet adopted as of September 30, 2017

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

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the recognition and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU requires equity investments, except for those accounted for using the equity method, to be measured at fair value with changes in fair value recognized in net income. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.

January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value that exist as of the date of adoption.

The transition impact to the Company’s Consolidated Statements of Financial Position will depend on the net unrealized gain or loss on equity securities and the embedded unrealized gain or loss on equity investments currently accounted for under the cost method as of the effective date. As of September 30, 2017, the net unrealized gain on equity investments is $2.8 billion. The cumulative-effect adjustment ultimately recorded on January 1, 2018 will differ from that amount after taking into account portfolio activity and market movements that occur during the fourth quarter of 2017, as well as the offsetting impacts related to the policyholder dividend obligation in the Closed Block and deferred taxes. The prospective impact to the Company’s Consolidated Statements of Operations will depend on equity investment purchases and sales as well as period-to-period fluctuations in the market values of the Company’s equity investments that occur after the effective date.

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
ASU 2016-13, Financial Instruments-Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces the existing standard for purchased credit deteriorated loans and debt securities.

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
Adoption of the ASU will result in general account real estate acquisitions no longer being accounted for as business combinations. As a result, direct transaction costs associated with such transactions will be capitalized. Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

4. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,951	$3,729	$585	$25,095	$0
Obligations of U.S. states and their political subdivisions	9,321	970	19	10,272	0
Foreign government bonds	86,965	15,783	441	102,307	0
U.S. corporate public securities	80,324	7,539	480	87,383	(10)
U.S. corporate private securities(1)	31,453	2,179	179	33,453	(9)
Foreign corporate public securities	26,494	2,979	103	29,370	(5)
Foreign corporate private securities	23,231	1,071	460	23,842	0
Asset-backed securities(2)	10,908	223	15	11,116	(242)
Commercial mortgage-backed securities	13,011	281	79	13,213	0
Residential mortgage-backed securities(3)	3,869	188	8	4,049	(2)
Total fixed maturities, available-for-sale(1)	$307,527	$34,942	$2,369	$340,100	$(268)
Equity securities, available-for-sale	$7,145	$2,623	$29	$9,739

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$866	$265	$0	$1,131
Foreign corporate public securities	659	87	0	746
Foreign corporate private securities(5)	84	3	0	87
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	475	36	0	511
Total fixed maturities, held-to-maturity(5)	$2,084	$391	$0	$2,475
__________

(1)	Excludes notes with amortized cost of $2,310 million (fair value, $2,310 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of OTTI losses in “Accumulated other comprehensive income (loss)” (“AOCI”), which were not included in earnings. Amount excludes $542 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,627 million (fair value, $4,758 million), which have been offset with the associated payables under a netting agreement.

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,505	$3,280	$1,001	$23,784	$0
Obligations of U.S. states and their political subdivisions	9,060	716	84	9,692	0
Foreign government bonds	79,862	16,748	354	96,256	0
U.S. corporate public securities	76,383	6,460	1,232	81,611	(17)
U.S. corporate private securities(1)	29,974	2,122	308	31,788	(22)
Foreign corporate public securities	25,758	2,784	305	28,237	(6)
Foreign corporate private securities	21,383	646	1,149	20,880	0
Asset-backed securities(2)	11,759	229	53	11,935	(288)
Commercial mortgage-backed securities	12,589	240	125	12,704	(1)
Residential mortgage-backed securities(3)	4,308	238	14	4,532	(3)
Total fixed maturities, available-for-sale(1)	$292,581	$33,463	$4,625	$321,419	$(337)
Equity securities, available-for-sale	$7,149	$2,641	$42	$9,748

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$839	$262	$0	$1,101
Foreign corporate public securities	651	71	0	722
Foreign corporate private securities(5)	81	4	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	573	43	0	616
Total fixed maturities, held-to-maturity(5)	$2,144	$380	$0	$2,524
__________

(1)	Excludes notes with amortized cost of $1,456 million (fair value, $1,456 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,087	$127	$4,612	$458	$9,699	$585
Obligations of U.S. states and their political subdivisions	600	5	350	14	950	19
Foreign government bonds	6,687	195	2,229	246	8,916	441
U.S. corporate public securities	7,963	107	6,981	373	14,944	480
U.S. corporate private securities	4,679	117	1,224	62	5,903	179
Foreign corporate public securities	2,082	21	1,395	82	3,477	103
Foreign corporate private securities	2,270	36	5,346	424	7,616	460
Asset-backed securities	863	1	428	14	1,291	15
Commercial mortgage-backed securities	2,446	22	1,485	57	3,931	79
Residential mortgage-backed securities	607	4	151	4	758	8
Total	$33,284	$635	$24,201	$1,734	$57,485	$2,369
Equity securities, available-for-sale	$439	$28	$0	$1	$439	$29
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of September 30, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,345	$1,001	$0	$0	$9,345	$1,001
Obligations of U.S. states and their political subdivisions	2,677	79	19	5	2,696	84
Foreign government bonds	6,076	325	310	29	6,386	354
U.S. corporate public securities	22,803	905	2,943	327	25,746	1,232
U.S. corporate private securities	7,797	228	1,296	80	9,093	308
Foreign corporate public securities	5,196	162	1,047	143	6,243	305
Foreign corporate private securities	6,557	350	4,916	799	11,473	1,149
Asset-backed securities	2,357	20	1,581	33	3,938	53
Commercial mortgage-backed securities	4,879	123	60	2	4,939	125
Residential mortgage-backed securities	926	12	78	2	1,004	14
Total	$68,613	$3,205	$12,250	$1,420	$80,863	$4,625
Equity securities, available-for-sale	$637	$41	$12	$1	$649	$42
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2016.

As of September 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $2,098 million and $4,233 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $271 million and $392 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2017, the $1,734 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. and foreign government bonds and in the energy, utility and consumer non-cyclical sectors of the Company’s corporate securities. As of December 31, 2016, the $1,420 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, utility and capital goods sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of September 30, 2017, $7 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $4 million of which had been in a gross unrealized loss position for less than six months. As of December 31, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $8 million of which had been in a gross unrealized loss position for less than six months. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either September 30, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,528	$11,142	$0	$0
Due after one year through five years	47,418	51,382	178	186
Due after five years through ten years	64,610	69,994	568	650
Due after ten years(1)	157,183	179,204	863	1,128
Asset-backed securities	10,908	11,116	0	0
Commercial mortgage-backed securities	13,011	13,213	0	0
Residential mortgage-backed securities	3,869	4,049	475	511
Total	$307,527	$340,100	$2,084	$2,475
__________

(1)
Excludes available-for-sale notes with amortized cost of $2,310 million (fair value, $2,310 million) and held-to-maturity notes with amortized cost of $4,627 million (fair value, $4,758 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,973	$7,585	$23,860	$21,939
Proceeds from maturities/prepayments	5,068	4,960	18,488	14,583
Gross investment gains from sales and maturities	359	440	1,160	1,234
Gross investment losses from sales and maturities	(109)	(46)	(407)	(343)
OTTI recognized in earnings(2)	(22)	(29)	(122)	(166)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$39	$83	$128	$208
Equity securities, available-for-sale:
Proceeds from sales(4)	$1,421	$978	$3,364	$2,815
Gross investment gains from sales	357	177	829	425
Gross investment losses from sales	(29)	(30)	(70)	(137)
OTTI recognized in earnings	(12)	(23)	(23)	(65)
__________

(1)	Includes $105 million and $102 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $(1) million and $3 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

(4)	Includes $199 million and $17 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Credit loss impairments:
Balance, beginning of period	$341	$359	$424	$532
New credit loss impairments	3	10	0	27
Additional credit loss impairments on securities previously impaired	0	1	0	0
Increases due to the passage of time on previously recorded credit losses	4	11	5	17
Reductions for securities which matured, paid down, prepaid or were sold during the period	(33)	(49)	(76)	(217)
Reductions for securities impaired to fair value during the period(1)	0	(14)	0	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(4)	(2)	(6)
Balance, end of period	$314	$314	$351	$351
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$626	$626	$655	$655
Fixed maturities:
Corporate securities	13,811	14,115	13,903	13,997
Commercial mortgage-backed securities	2,154	2,183	2,032	2,052
Residential mortgage-backed securities(1)	999	1,010	1,142	1,150
Asset-backed securities(2)	1,190	1,216	1,333	1,349
Foreign government bonds	1,019	1,032	915	926
U.S. government authorities and agencies and obligations of U.S. states	348	398	330	376
Total fixed maturities	19,521	19,954	19,655	19,850
Equity securities	1,251	1,546	1,097	1,335
Total trading account assets supporting insurance liabilities	$21,398	$22,126	$21,407	$21,840
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $66 million and $84 million during the three months ended September 30, 2017 and 2016, respectively, and $295 million and $459 million during the nine months ended September 30, 2017 and 2016, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Trading Account Assets

The following table sets forth the composition of “Other trading account assets,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$27	$27	$26	$26
Fixed maturities	3,379	3,340	3,634	3,453
Equity securities	971	1,115	985	1,056
Other	13	14	4	5
Subtotal	$4,390	4,496	$4,649	4,540
Derivative instruments		1,714		1,224
Total other trading account assets		$6,210		$5,764

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $56 million and $49 million during the three months ended September 30, 2017 and 2016, respectively, and $215 million and $210 million during the nine months ended September 30, 2017 and 2016, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$64,567	$76,263	$60,240	$73,051
Fixed maturities, held-to-maturity	845	1,104	818	1,075
Trading account assets supporting insurance liabilities	630	641	537	550
Other trading account assets	22	22	16	16
Total	$66,064	$78,030	$61,611	$74,692

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$8,543	$10,161	$7,581	$9,435
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	15	16	44	44
Other trading account assets	0	0	0	0
Total	$8,558	$10,177	$7,625	$9,479

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,527	23.0%	$12,424	23.9%
Retail	8,825	16.2	8,555	16.5
Apartments/Multi-Family	14,979	27.4	13,733	26.4
Industrial	8,956	16.4	8,075	15.5
Hospitality	1,989	3.6	2,274	4.4
Other	4,148	7.6	3,966	7.6
Total commercial mortgage loans	51,424	94.2	49,027	94.3
Agricultural property loans	3,167	5.8	2,958	5.7
Total commercial mortgage and agricultural property loans by property type	54,591	100.0%	51,985	100.0%
Valuation allowance	(102)		(98)
Total net commercial mortgage and agricultural property loans by property type	54,489		51,887
Other loans:
Uncollateralized loans	675		638
Residential property loans	210		252
Other collateralized loans	6		10
Total other loans	891		900
Valuation allowance	(7)		(8)
Total net other loans	884		892
Total commercial mortgage and other loans(1)	$55,373		$52,779
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of September 30, 2017 and December 31, 2016, the net carrying value of these loans was $340 million and $519 million, respectively.

As of September 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (26%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (5%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	4	1	0	0	(1)	4
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$99	$3	$2	$0	$5	$109

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$96	$2	$2	$0	$6	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	93	3	2	0	5	103
Total ending balance(1)	$99	$3	$2	$0	$5	$109

Recorded investment(2):
Individually evaluated for impairment	$76	$36	$0	$0	$2	$114
Collectively evaluated for impairment	51,348	3,131	210	6	673	55,368
Total ending balance(1)	$51,424	$3,167	$210	$6	$675	$55,482
__________

(1)	As of September 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	6	100
Total ending balance(1)	$96	$2	$2	$0	$6	$106

Recorded investment(2):
Individually evaluated for impairment	$116	$30	$0	$0	$2	$148
Collectively evaluated for impairment	48,911	2,928	252	10	636	52,737
Total ending balance(1)	$49,027	$2,958	$252	$10	$638	$52,885
__________

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	September 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$29,375	$518	$320	$30,213
60%-69.99%	13,591	417	132	14,140
70%-79.99%	6,173	585	28	6,786
80% or greater	110	79	96	285
Total commercial mortgage loans	$49,249	$1,599	$576	$51,424

Agricultural property loans

	September 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,993	$119	$15	$3,127
60%-69.99%	40	0	0	40
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,033	$119	$15	$3,167

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	September 30, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$32,368	$637	$335	$33,340
60%-69.99%	13,631	417	132	14,180
70%-79.99%	6,173	585	28	6,786
80% or greater	110	79	96	285
Total commercial mortgage and agricultural property loans	$52,282	$1,718	$591	$54,591

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$51,424	$0	$0	$0	$0	$51,424	$47
Agricultural property loans	3,165	0	0	2	2	3,167	25
Residential property loans	202	4	0	4	8	210	4
Other collateralized loans	6	0	0	0	0	6	0
Uncollateralized loans	675	0	0	0	0	675	0
Total	$55,472	$4	$0	$6	$10	$55,482	$76
 __________

(1)	As of September 30, 2017, there were no loans in this category accruing interest.

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

For both the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were $2 million of commercial mortgage and other loans sold, other than those classified as held-for-sale. For both the three and nine months ended September 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. During the three and nine months ended September 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. As of September 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, there were $6 million of private debt commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$4,214	$4,059
Hedge funds	3,007	2,660
Real estate-related	1,233	1,291
Total joint ventures and limited partnerships	8,454	8,010
Real estate held through direct ownership(1)	2,381	2,195
Other(2)	1,151	1,078
Total other long-term investments	$11,986	$11,283
__________

(1)	As of September 30, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $780 million and $659 million, respectively.

(2)
Primarily includes strategic investments made by asset management operations, leveraged leases, member and activity stock held in the Federal Home Loan Banks of New York and Boston and certain derivatives. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale(1)	$2,873	$2,798	$8,524	$8,126
Fixed maturities, held-to-maturity(1)	55	52	163	155
Equity securities, available-for-sale	99	95	293	285
Trading account assets	229	252	698	747
Commercial mortgage and other loans	571	553	1,691	1,669
Policy loans	153	160	460	470
Short-term investments and cash equivalents	51	38	141	105
Other long-term investments	245	300	825	509
Gross investment income	4,276	4,248	12,795	12,066
Less: investment expenses	(200)	(175)	(569)	(534)
Net investment income	$4,076	$4,073	$12,226	$11,532
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities	$228	$365	$631	$725
Equity securities	316	124	736	223
Commercial mortgage and other loans	21	5	49	36
Investment real estate	0	14	12	15
Joint ventures and limited partnerships	(1)	(14)	(22)	(78)
Derivatives(1)	1,044	323	(463)	3,218
Other	0	(4)	0	(12)
Realized investment gains (losses), net	$1,608	$813	$943	$4,127
__________

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$274	$312
Fixed maturity securities, available-for-sale—all other	32,299	28,526
Equity securities, available-for-sale	2,594	2,599
Derivatives designated as cash flow hedges(1)	333	1,316
Other investments(2)	(9)	(21)
Net unrealized gains (losses) on investments	$35,491	$32,732
__________

(1)	See Note 14 for more information on cash flow hedges.

(2)
As of September 30, 2017, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$683	$7,318	$8,001	$950	$6,417	$7,367
U.S. corporate public securities	1	0	1	0	0	0
Foreign corporate public securities	0	0	0	6	0	6
Residential mortgage-backed securities	0	143	143	0	233	233
Equity securities	0	0	0	0	0	0
Total securities sold under agreements to repurchase(1)	$684	$7,461	$8,145	$956	$6,650	$7,606
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$39	$0	$39	$9	$0	$9
Obligations of U.S. states and their political subdivisions	87	0	87	18	0	18
Foreign government bonds	392	0	392	279	0	279
U.S. corporate public securities	3,249	0	3,249	2,731	0	2,731
Foreign corporate public securities	710	0	710	786	0	786
Residential mortgage-backed securities	0	78	78	55	74	129
Equity securities	142	0	142	381	0	381
Total cash collateral for loaned securities(1)	$4,619	$78	$4,697	$4,259	$74	$4,333
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Fixed maturities, available-for-sale	$95	$65	$278	$269
Fixed maturities, held-to-maturity	84	81	811	783
Trading account assets supporting insurance liabilities	0	0	9	9
Other trading account assets	1,637	2,140	0	0
Commercial mortgage and other loans	564	503	0	0
Other long-term investments	1,243	1,083	107	114
Cash and cash equivalents	149	618	0	1
Accrued investment income	7	10	3	4
Other assets	419	424	0	1
Total assets of consolidated VIEs	$4,198	$4,924	$1,208	$1,181
Notes issued by consolidated VIEs(2)	$1,517	$2,150	$0	$0
Other liabilities	429	611	0	7
Total liabilities of consolidated VIEs	$1,946	$2,761	$0	$7
 __________

(1)
Total assets of consolidated VIEs reflects $1,631 million and $1,386 million as of September 30, 2017 and December 31, 2016, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of Prudential Financial. As of September 30, 2017 and December 31, 2016, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $866 million and $515 million at September 30, 2017 and December 31, 2016, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,454 million and $8,010 million as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, the Company recognized a policyholder dividend obligation of $1,710 million and $1,647 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,518 million and $3,011 million at September 30, 2017 and December 31, 2016, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Closed Block liabilities
Future policy benefits	$48,920	$49,281
Policyholders’ dividends payable	976	932
Policyholders’ dividend obligation	5,228	4,658
Policyholders’ account balances	5,154	5,204
Other Closed Block liabilities	5,406	4,262
Total Closed Block liabilities	65,684	64,337
Closed Block assets
Fixed maturities, available-for-sale, at fair value	41,184	38,696
Other trading account assets, at fair value	334	283
Equity securities, available-for-sale, at fair value	2,391	2,572
Commercial mortgage and other loans	9,332	9,437
Policy loans	4,570	4,660
Other long-term investments	3,167	3,020
Short-term investments	398	837
Total investments	61,376	59,505
Cash and cash equivalents	793	1,310
Accrued investment income	506	491
Other Closed Block assets	223	206
Total Closed Block assets	62,898	61,512
Excess of reported Closed Block liabilities over Closed Block assets	2,786	2,825
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,494	2,990
Allocated to policyholder dividend obligation	(3,518)	(3,011)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,762	$2,804

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2017
(in millions)
Balance, January 1	$4,658
Impact from earnings allocable to policyholder dividend obligation	63
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	507
Balance, September 30	$5,228

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues
Premiums	$577	$599	$1,852	$1,913
Net investment income	671	707	1,997	1,968
Realized investment gains (losses), net	107	152	461	259
Other income (loss)	25	27	85	29
Total Closed Block revenues	1,380	1,485	4,395	4,169
Benefits and Expenses
Policyholders’ benefits	727	758	2,371	2,423
Interest credited to policyholders’ account balances	35	34	100	101
Dividends to policyholders	478	550	1,544	1,372
General and administrative expenses	95	100	289	303
Total Closed Block benefits and expenses	1,335	1,442	4,304	4,199
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	45	43	91	(30)
Income tax expense (benefit)	30	30	50	(65)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$13	$41	$35

7. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2016	660.1	230.5	429.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	8.7	(8.7)
Stock-based compensation programs(1)	0.0	(3.8)	3.8
Balance, September 30, 2017	660.1	235.4	424.7
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017. As of September 30, 2017, 8.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $937 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	735	3,164	(7)	3,892
Amounts reclassified from AOCI	3	(1,329)	168	(1,158)
Income tax benefit (expense)	(95)	(606)	(56)	(757)
Balance, September 30, 2017	$(330)	$19,400	$(2,472)	$16,598

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2015	$(1,087)	$15,773	$(2,401)	$12,285
Change in OCI before reclassifications	1,921	17,851	(44)	19,728
Amounts reclassified from AOCI	11	(1,209)	161	(1,037)
Income tax benefit (expense)	(375)	(5,635)	(41)	(6,051)
Balance, September 30, 2016	$470	$26,780	$(2,325)	$24,925
__________

(1)
Includes cash flow hedges of $333 million and $1,316 million as of September 30, 2017 and December 31, 2016, respectively, and $1,093 million and $1,165 million as of September 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2017	2016	2017	2016
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(1)	$(3)	$(4)	$(11)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	1	0	Other income
Total foreign currency translation adjustment	(1)	(3)	(3)	(11)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	0	(1)	(2)	(4)	(3)
Cash flow hedges—Currency/Interest rate	(35)	83	(36)	265	(3)
Net unrealized investment gains (losses) on available-for-sale securities	544	489	1,367	948
Total net unrealized investment gains (losses)	509	571	1,329	1,209	(4)
Amortization of defined benefit pension items:
Prior service cost	1	2	3	6	(5)
Actuarial gain (loss)	(57)	(56)	(171)	(167)	(5)
Total amortization of defined benefit pension items	(56)	(54)	(168)	(161)
Total reclassifications for the period	$452	$514	$1,158	$1,037
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 14 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
Net investment gains (losses) on investments arising during the period	57				(19)	38
Reclassification adjustment for (gains) losses included in net income	(75)				25	(50)
Reclassification adjustment for OTTI losses excluded from net income(1)	(20)				7	(13)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		3			(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			9		(3)	6
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(8)	3	(5)
Balance, September 30, 2017	$274	$(2)	$3	$(55)	$(85)	$135
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$32,420	$(1,056)	$(1,136)	$(2,980)	$(9,234)	$18,014
Net investment gains (losses) on investments arising during the period	4,031				(1,364)	2,667
Reclassification adjustment for (gains) losses included in net income	(1,254)				424	(830)
Reclassification adjustment for OTTI losses excluded from net income(2)	20				(7)	13
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(360)			133	(227)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(65)		20	(45)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(503)	176	(327)
Balance, September 30, 2017	$35,217	$(1,416)	$(1,201)	$(3,483)	$(9,852)	$19,265
__________

(1)	Includes cash flow hedges. See Note 14 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended September 30,
	2017			2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,241			$1,832
Less: Income (loss) attributable to noncontrolling interests	3			5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	27			21
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,211	426.2	$5.19	$1,806	435.9	$4.14
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$27			$21
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	27			21
Stock options		1.9			1.9
Deferred and long-term compensation programs		1.1			0.9
Exchangeable Surplus Notes	4	5.8		4	5.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,215	435.0	$5.09	$1,810	444.3	$4.07

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2017			2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$4,109			$4,126
Less: Income (loss) attributable to noncontrolling interests	11			42
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	50			47
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,048	428.1	$9.46	$4,037	440.7	$9.16
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$50			$47
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	50			46
Stock options		2.2			1.7
Deferred and long-term compensation programs		1.0			0.9
Exchangeable Surplus Notes	13	5.8		13	5.6
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,061	437.1	$9.29	$4,051	448.9	$9.02

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2017 and 2016, as applicable, were based on 5.2 million and 5.0 million of such awards, respectively, and for the nine months ended September 30, 2017 and 2016, as applicable, were based on 5.3 million and 5.1 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2017		2016
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.4	$110.20	3.3	$85.22
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.4		3.3

	Nine Months Ended September 30,
	2017		2016
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$110.27	3.6	$83.95
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.5		3.6

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2017	December 31, 2016
	($ in millions)
Commercial paper:
Prudential Financial	$50	$65
Prudential Funding, LLC	616	525
Subtotal commercial paper	666	590
Current portion of long-term debt(1)	1,692	543
Total short-term debt(2)	$2,358	$1,133
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$218	$292
Daily average commercial paper outstanding	$1,294	$1,020
Weighted average maturity of outstanding commercial paper, in days	18	21
Weighted average interest rate on outstanding short-term debt(3)	0.93%	0.43%
__________

(1)	Includes $73 million that has recourse only to real estate investment property at December 31, 2016.

(2)	Includes Prudential Financial debt of $1,242 million and $535 million at September 30, 2017 and December 31, 2016, respectively.

(3)	Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2017, no amounts were drawn on the credit facilities. For additional information on these alternative sources of liquidity, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017	December 31, 2016

	(in millions)
Fixed-rate notes:
Surplus notes	$840	$840
Surplus notes subject to set-off arrangements(1)	5,187	4,403
Senior notes	8,883	9,236
Mortgage debt(2)	223	177
Floating-rate notes:
Surplus notes	0	499
Surplus notes subject to set-off arrangements(1)	1,750	1,456
Senior notes(3)	29	1,063
Mortgage debt(4)	557	409
Junior subordinated notes(5)	6,621	5,817
Subtotal	24,090	23,900
Less: assets under set-off arrangements(1)	6,937	5,859
Total long-term debt(6)	$17,153	$18,041
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $104 million and $82 million of debt denominated in foreign currency at September 30, 2017 and December 31, 2016, respectively.

(3)	Includes $55 million of debt denominated in foreign currency at December 31, 2016.

(4)	Includes $238 million and $221 million of debt denominated in foreign currency at September 30, 2017 and December 31, 2016, respectively.

(5)	Includes Prudential Financial debt of $6,564 million and subsidiary debt of $57 million denominated in foreign currency at September 30, 2017.

(6)	Includes Prudential Financial debt of $15,303 million and $15,389 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2017, the Company established a new $1.0 billion captive financing facility to finance non-economic reserves required under Guideline AXXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of September 30, 2017, $560 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

In September 2017, the Company redeemed $500 million of surplus notes that were issued by a captive reinsurance subsidiary in 2007 to unaffiliated institutions. The surplus notes had been issued to finance non-economic reserves required under Guideline AXXX.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of September 30, 2017, the outstanding balance of the Company’s medium-term notes was $9.5 billion, a decrease of $108 million from December 31, 2016, due to maturities.

Retail Medium-Term Notes. Prudential Financial also maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of September 30, 2017, the outstanding balance of retail notes was $456 million, a decrease of $5 million from December 31,2016, due to $7 million of repayments, offset by $2 million of bond issuance cost amortization.

Mortgage Debt. As of September 30, 2017, the Company’s subsidiaries had mortgage debt of $780 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $121 million from December 31, 2016, primarily due to new borrowings of $216 million and $19 million from foreign currency exchange fluctuations, partially offset by $73 million of maturities and $41 million of prepayment activity.

Junior Subordinated Notes

In September 2017, Prudential Financial issued $750 million of 4.50% fixed-to-floating rate junior subordinated notes in a public offering. The notes are considered hybrid capital securities that receive enhanced equity treatment from certain of the rating agencies. The notes have a maturity date of September 15, 2047. Interest is payable semi-annually at a fixed rate of 4.50% until September 15, 2027, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 2.38%. Prudential Financial may redeem the notes in whole, but not in part, at any time prior to September 15, 2027, within 90 days after the occurrence of a “tax event”, a “regulatory capital event” or a “rating agency event” at a redemption price equal to (i) in the case of a “tax event” or a “regulatory capital event”, their principal amount plus accrued and unpaid interest or (ii) in the case of a “rating agency event”, 102% of their principal amount plus accrued and unpaid interest. On or after September 15, 2027, Prudential Financial may redeem the notes, in whole or in part, at their principal amount plus accrued and unpaid interest.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Components of net periodic (benefit) cost
Service cost	$71	$64	$5	$5
Interest cost	119	125	20	22
Expected return on plan assets	(195)	(189)	(25)	(26)
Amortization of prior service cost	(1)	(2)	0	0
Amortization of actuarial (gain) loss, net	48	46	9	10
Settlements	7	1	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$49	$45	$9	$11

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Components of net periodic (benefit) cost
Service cost	$213	$189	$15	$14
Interest cost	357	374	61	68
Expected return on plan assets	(585)	(566)	(76)	(79)
Amortization of prior service cost	(3)	(5)	0	(1)
Amortization of actuarial (gain) loss, net	144	136	27	31
Settlements	7	3	0	0
Special termination benefits	3	2	0	0
Net periodic (benefit) cost	$136	$133	$27	$33

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

During the nine months ended September 30, 2017, the Company made cash contributions of $155 million to its pension plans and anticipates making an additional $50 million of cash contributions during the remainder of 2017.

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

In addition, as discussed in Note 1, the Company recorded an out of period adjustment during the second quarter of 2016, resulting in a decrease of $148 million to “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the three-month period ended June 30, 2016, and which is reflected in the nine-month period ended September 30, 2016. The adjustment resulted in a decrease in adjusted operating income before income taxes of $148 million for the Individual Life segment in those periods.

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles “adjusted operating income before income taxes” to “income before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$577	$588	$1,657	$1,343
Retirement	248	239	953	694
Asset Management	259	191	673	563
Total U.S. Retirement Solutions and Investment Management division	1,084	1,018	3,283	2,600
Individual Life	150	111	(289)	(59)
Group Insurance	61	62	231	177
Total U.S. Individual Life and Group Insurance division	211	173	(58)	118
International Insurance	799	780	2,421	2,362
Total International Insurance division	799	780	2,421	2,362
Corporate and Other operations	(310)	(413)	(974)	(1,140)
Total Corporate and Other	(310)	(413)	(974)	(1,140)
Total segment adjusted operating income before income taxes	1,784	1,558	4,672	3,940
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,395	223	(48)	2,443
Charges related to realized investment gains (losses), net	(231)	426	571	(1,096)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	85	37	330	361
Change in experience-rated contractholder liabilities due to asset value changes	(31)	1	(188)	(262)
Divested businesses:
Closed Block division	33	31	49	(74)
Other divested businesses	10	56	51	76
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(24)	(17)	(66)	0
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$3,021	$2,315	$5,371	$5,388
The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2017	December 31, 2016
	2017	2016	2017	2016
	(in millions)
Individual Annuities	$1,304	$1,221	$3,825	$3,473	$180,005	$170,861
Retirement	3,259	5,134	8,803	9,268	178,003	173,509
Asset Management	827	750	2,370	2,188	49,354	49,255
Total U.S. Retirement Solutions and Investment Management division	5,390	7,105	14,998	14,929	407,362	393,625
Individual Life	1,411	1,410	3,510	3,931	83,148	77,524
Group Insurance	1,363	1,333	4,108	4,017	41,147	40,642
Total U.S. Individual Life and Group Insurance division	2,774	2,743	7,618	7,948	124,295	118,166
International Insurance	5,376	5,384	16,268	15,771	211,697	197,119
Total International Insurance division	5,376	5,384	16,268	15,771	211,697	197,119
Corporate and Other operations	(179)	(182)	(488)	(494)	14,329	13,001
Total Corporate and Other	(179)	(182)	(488)	(494)	14,329	13,001
Total	13,361	15,050	38,396	38,154	757,683	721,911
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,395	223	(48)	2,443
Charges related to realized investment gains (losses), net	(63)	(19)	(154)	57
Investment gains (losses) on trading account assets supporting insurance liabilities, net	85	37	330	361
Divested businesses:
Closed Block division	1,376	1,481	4,382	4,156	63,448	62,051
Other divested businesses	185	209	594	602
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(26)	(20)	(76)	(44)
Total per Unaudited Interim Consolidated Financial Statements	$16,313	$16,961	$43,424	$45,729	$821,131	$783,962

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Asset Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Asset Management segment intersegment revenues	$181	$173	$534	$504

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

12. INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of operating joint ventures.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $1,320 million, or 24.6% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2017, compared to $1,300 million, or 24.1%, in the first nine months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate. In addition, the first nine months of 2017 also includes a $39 million tax benefit as a result of the Company’s adoption of ASU 2016-09 regarding employee share-based payments. Under prior guidance, such tax benefits related to employee share-based payments would have been reported in “Additional paid-in capital.” See Note 2 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$25,054	$41	$	$25,095
Obligations of U.S. states and their political subdivisions	0	10,260	12		10,272
Foreign government bonds	0	102,154	153		102,307
U.S. corporate public securities	0	87,296	87		87,383
U.S. corporate private securities(2)	0	32,323	1,130		33,453
Foreign corporate public securities	0	29,296	74		29,370
Foreign corporate private securities	0	23,382	460		23,842
Asset-backed securities(3)	0	4,296	6,820		11,116
Commercial mortgage-backed securities	0	13,186	27		13,213
Residential mortgage-backed securities	0	3,796	253		4,049
Subtotal	0	331,043	9,057		340,100
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	324	0		324
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	825	229		1,054
Corporate securities	0	16,876	254		17,130
Asset-backed securities(3)	0	550	768		1,318
Commercial mortgage-backed securities	0	2,162	33		2,195
Residential mortgage-backed securities	0	1,072	2		1,074
Equity securities	1,870	248	543		2,661
All other(5)	69	11,824	6	(9,823)	2,076
Subtotal	1,939	34,080	1,835	(9,823)	28,031
Equity securities, available-for-sale	5,699	3,759	281		9,739
Commercial mortgage and other loans	0	340	0		340
Other long-term investments(6)	17	115	95	(10)	217
Short-term investments	3,198	1,472	5		4,675
Cash equivalents	1,760	6,216	93		8,069
Other assets	0	0	0		0
Separate account assets(7)(8)	42,962	229,983	2,283		275,228
Total assets	$55,575	$607,008	$13,649	$(9,833)	$666,399
Future policy benefits(9)	$0	$0	$8,537	$	$8,537
Other liabilities	7	6,221	39	(5,505)	762
Notes issued by consolidated VIEs	0	0	1,194		1,194
Total liabilities	$7	$6,221	$9,770	$(5,505)	$10,493

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,784	$0	$	$23,784
Obligations of U.S. states and their political subdivisions	0	9,687	5		9,692
Foreign government bonds	0	96,132	124		96,256
U.S. corporate public securities	0	81,350	261		81,611
U.S. corporate private securities(2)	0	30,434	1,354		31,788
Foreign corporate public securities	0	28,166	71		28,237
Foreign corporate private securities	0	20,393	487		20,880
Asset-backed securities(3)	0	7,591	4,344		11,935
Commercial mortgage-backed securities	0	12,690	14		12,704
Residential mortgage-backed securities	0	4,335	197		4,532
Subtotal	0	314,562	6,857		321,419
Trading account assets(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	301	0		301
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	714	227		941
Corporate securities	0	16,992	188		17,180
Asset-backed securities(3)	0	1,086	329		1,415
Commercial mortgage-backed securities	0	2,061	1		2,062
Residential mortgage-backed securities	0	1,208	2		1,210
Equity securities	1,690	214	487		2,391
All other(5)	208	13,259	1	(11,708)	1,760
Subtotal	1,898	36,029	1,235	(11,708)	27,454
Equity securities, available-for-sale	6,033	3,450	265		9,748
Commercial mortgage and other loans	0	519	0		519
Other long-term investments(6)	44	106	7	(8)	149
Short-term investments	5,623	1,558	1		7,182
Cash equivalents	3,885	4,421	0		8,306
Other assets	0	0	0		0
Separate account assets(7)(8)	38,915	221,253	1,849		262,017
Total assets	$56,398	$581,898	$10,214	$(11,716)	$636,794
Future policy benefits(9)	$0	$0	$8,238	$	$8,238
Other liabilities	8	6,284	22	(5,945)	369
Notes issued by consolidated VIEs	0	0	1,839		1,839
Total liabilities	$8	$6,284	$10,099	$(5,945)	$10,446
__________

(1)
“Netting” amounts represent cash collateral of $4,328 million and $5,771 million as of September 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with fair value of $2,310 million and $1,456 million as of September 30, 2017 and December 31, 2016, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	Includes “Trading account assets supporting insurance liabilities” and “Other trading account assets.”

(5)	Level 1 represents cash equivalents and short term investments. All other amounts primarily represent derivative assets.

(6)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of such investments were $1,910 million and $1,579 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets, for which fair value is measured at net asset value per share (or its equivalent). At September 30, 2017 and December 31, 2016, the fair value of such investments was $25,882 million and $25,619 million, respectively.

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

(9)
As of September 30, 2017, the net embedded derivative liability position of $8.5 billion includes $0.9 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $8.2 billion includes $1.2 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position.

Transfers between Levels 1 and 2—Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The fair value of foreign common stock held in the Company’s Separate Account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. The following table presents the transfers between Level 1 and Level 2 for dates indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Transferred from Level 1 to Level 2	$35	$15	$98	$81
Transferred from Level 2 to Level 1	$11	$2	$94	$33

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,577	Discounted cash flow	Discount rate	0.58%	-	20%	5.94%	Decrease
		Market comparables	EBITDA multiples(3)	7.3X		7.3X	7.3X	Increase
		Liquidation	Liquidation value	13.07%	-	13.21%	13.14%	Increase
Separate account assets-commercial mortgage loans(4)	$802	Discounted cash flow	Spread	1.07%	-	2.78%	1.19%	Decrease
Liabilities:
Future policy benefits(5)	$8,537	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			Spread over LIBOR(7)	0.13%	-	1.27%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	13%	-	24%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,848	Discounted cash flow	Discount rate	0.70%	-	20%	7.12%	Decrease
		Market comparables	EBITDA multiples(3)	4.0X	-	4.0X	4.0X	Increase
		Liquidation	Liquidation value	15.19%	-	98.68%	91.72%	Increase
Separate account assets-commercial mortgage loans(4)	$971	Discounted cash flow	Spread	1.19%	-	2.90%	1.37%	Decrease
Liabilities:
Future policy benefits(5)	$8,238	Discounted cash flow	Lapse rate(6)	0%	-	13%		Decrease
			Spread over LIBOR(7)	0.25%	-	1.50%		Decrease
			Utilization rate(8)	52%	-	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

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

(7)
The spread over London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the risk-free discount rate (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2017 and December 31, 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Changes in Level 3 Assets and Liabilities—The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$32	$5	$143	$1,662	$6,744
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(16)	8
Included in other comprehensive income (loss)	0	0	(1)	(11)	7
Net investment income	0	0	0	4	1
Purchases	9	7	0	36	1,131
Sales	0	0	0	(1)	(207)
Issuances	0	0	0	0	0
Settlements	0	0	0	(51)	(605)
Foreign currency translation	0	0	8	0	7
Other(4)	0	0	0	(44)	0
Transfers into Level 3(5)	0	0	3	223	698
Transfers out of Level 3(5)	0	0	0	(51)	(684)
Fair Value, end of period	$41	$12	$153	$1,751	$7,100
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(10)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$228	$200	$666	$543	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	(12)	0	5	0
Net investment income	1	1	0	0	0
Purchases	0	11	167	1	18
Sales	0	(1)	0	(3)	0
Issuances	0	0	0	0	0
Settlements	0	(14)	(123)	(37)	(13)
Foreign currency translation	0	0	1	1	0
Other(4)	0	(3)	0	33	0
Transfers into Level 3(5)	0	74	136	0	0
Transfers out of Level 3(5)	0	(2)	(44)	0	0
Fair Value, end of period	$229	$254	$803	$543	$6
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$(12)	$1	$5	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Cash equivalents	Other assets
	(in millions)
Fair Value, beginning of period	$273	$76	$2	$0	$39
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	(1)	0	0	(47)
Other income	0	0	0	0	0
Included in other comprehensive income (loss)	4	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	11	0	12	93	8
Sales	(7)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(1)	(8)	0	0
Foreign currency translation	0	0	0	0	0
Other(4)	0	11	(1)	0	0
Transfers into Level 3(5)	2	10	0	0	0
Transfers out of Level 3(5)	0	0	0	0	0
Fair Value, end of period	$281	$95	$5	$93	$0
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$(2)	$(2)	$0	$0	$(47)
Other income	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,107	$(10,031)	$(34)	$(1,853)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,777	(6)	12
Other Income	0	0	0	0
Interest credited to policyholders’ account balances	11	0	19	0
Net investment income	0	0	0	0
Purchases	465	0	0	0
Sales	(12)	0	0	0
Issuances	0	(283)	0	0
Settlements	(174)	0	(18)	0
Foreign currency translation	0	0	0	0
Other(4)	0	0	0	647
Transfers into Level 3(5)	48	0	0	0
Transfers out of Level 3(5)	(162)	0	0	0
Fair Value, end of period	$2,283	$(8,537)	$(39)	$(1,194)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$1,698	$(6)	$12
Other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$13	$0	$7	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$2,173	$4,555
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	11	67
Included in other comprehensive income (loss)	0	0	1	(14)	(6)
Net investment income	0	0	0	15	6
Purchases	31	7	0	158	3,572
Sales	0	0	0	(145)	(602)
Issuances	0	0	0	0	0
Settlements	0	0	0	(498)	(2,019)
Foreign currency translation	0	0	9	9	32
Other(4)	10	0	0	(54)	(1)
Transfers into Level 3(5)	0	0	21	349	3,343
Transfers out of Level 3(5)	0	0	(2)	(253)	(1,847)
Fair Value, end of period	$41	$12	$153	$1,751	$7,100
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(50)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$227	$188	$332	$487	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	(4)	1	25	0
Net investment income	4	2	1	0	0
Purchases	0	84	402	19	18
Sales	0	(7)	(13)	(14)	0
Issuances	0	0	0	0	0
Settlements	(2)	(99)	(256)	(44)	(13)
Foreign currency translation	0	0	4	9	0
Other(4)	0	0	1	30	0
Transfers into Level 3(5)	0	96	561	31	0
Transfers out of Level 3(5)	0	(6)	(230)	0	0
Fair Value, end of period	$229	$254	$803	$543	$6
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$(5)	$3	$39	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Cash equivalents	Other assets
	(in millions)
Fair Value, beginning of period	$265	$7	$1	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	(2)	0	0	(25)
Other income	0	0	0	0	0
Included in other comprehensive income (loss)	13	0	0	0	0
Net investment income	0	0	0	2	0
Purchases	25	0	12	93	25
Sales	(30)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(1)	(8)	(6)	0
Foreign currency translation	6	0	0	0	0
Other(4)	(1)	81	(1)	0	0
Transfers into Level 3(5)	2	10	1	4	0
Transfers out of Level 3(5)	(1)	0	0	0	0
Fair Value, end of period	$281	$95	$5	$93	$0
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$(3)	$(3)	$0	$0	$(25)
Other income	$0	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	540	(18)	(2)
Other Income	0	0	0	0
Interest credited to policyholders’ account balances	57	0	19	0
Net investment income	1	0	0	0
Purchases	1,003	0	0	0
Sales	(84)	0	0	0
Issuances	0	(837)	0	0
Settlements	(555)	0	(18)	0
Foreign currency translation	0	(2)	0	0
Other(4)	0	0	0	647
Transfers into Level 3(5)	302	0	0	0
Transfers out of Level 3(5)	(290)	0	0	0
Fair Value, end of period	$2,283	$(8,537)	$(39)	$(1,194)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$345	$(18)	$(2)
Other income	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$53	$0	$19	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$5	$124	$2,254	$3,267
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(8)	5
Included in other comprehensive income (loss)	0	1	22	7
Net investment income	0	0	3	3
Purchases	0	0	75	1,062
Sales	0	0	(7)	(361)
Issuances	0	0	0	0
Settlements	0	0	(156)	(103)
Foreign currency translation	0	5	9	24
Other(4)	0	0	0	4
Transfers into Level 3(5)	0	0	195	357
Transfers out of Level 3(5)	0	0	(106)	(756)
Fair Value, end of period	$5	$130	$2,281	$3,509
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(9)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$38	$216	$310	$585	$2
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	3	(1)	11	(1)
Net investment income	0	0	0	0	0
Purchases	2	0	30	5	0
Sales	0	0	(26)	(36)	0
Issuances	0	0	0	0	0
Settlements	0	(3)	(5)	(31)	0
Foreign currency translation	0	0	0	18	0
Other(4)	0	0	2	0	1
Transfers into Level 3(5)	0	9	29	0	0
Transfers out of Level 3(5)	0	0	(96)	0	0
Fair Value, end of period	$40	$225	$243	$552	$2
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$3	$1	$12	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Other assets
	(in millions)
Fair Value, beginning of period	$301	$14	$0	$62
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	0	(5)
Other income	0	0	0	0
Included in other comprehensive income (loss)	(17)	0	0	0
Net investment income	0	0	0	0
Purchases	8	0	1	7
Sales	(8)	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Foreign currency translation	13	0	0	0
Other(4)	0	0	0	0
Transfers into Level 3(5)	0	0	0	0
Transfers out of Level 3(5)	0	0	0	0
Fair Value, end of period	$298	$14	$1	$64
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$18
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$2,128	$(13,328)	$(2)	$(2,094)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	578	(6)	(17)
Other Income	0	0	0	(5)
Interest credited to policyholders’ account balances	33	0	0	0
Net investment income	3	0	0	0
Purchases	180	0	0	0
Sales	(61)	0	0	0
Issuances	0	(271)	0	(1,228)
Settlements	(303)	0	(5)	0
Foreign currency translation	0	(3)	0	0
Other(4)	0	0	(6)	622
Transfers into Level 3(5)	63	0	0	0
Transfers out of Level 3(5)	(70)	0	0	0
Fair Value, end of period	$1,973	$(13,024)	$(19)	$(2,722)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$492	$(5)	$(9)
Other Income	$0	$0	$0	$27
Interest credited to policyholders’ account balances	$22	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. states	Foreign government	Corporate securities(1)	Structured securities(2)
	(in millions)
Fair Value, beginning of period	$6	$123	$1,222	$4,269
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(96)	7
Included in other comprehensive income (loss)	0	2	42	(32)
Net investment income	0	0	7	11
Purchases	0	0	266	1,414
Sales	0	0	(13)	(404)
Issuances	0	0	0	0
Settlements	(1)	0	(278)	(323)
Foreign currency translation	0	5	34	85
Other(4)	0	0	0	118
Transfers into Level 3(5)	0	0	1,316	1,561
Transfers out of Level 3(5)	0	0	(219)	(3,197)
Fair Value, end of period	$5	$130	$2,281	$3,509
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(91)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Trading Account Assets
	Foreign government	Corporate securities	Structured securities(2)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$34	$203	$603	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	0	(9)	(3)	6	0
Net investment income	0	1	1	0	0
Purchases	8	8	56	10	0
Sales	0	0	(26)	(48)	0
Issuances	0	0	0	0	0
Settlements	(2)	(38)	(10)	(108)	0
Foreign currency translation	0	0	(1)	60	0
Other(4)	0	(15)	21	15	(3)
Transfers into Level 3(5)	0	136	208	28	0
Transfers out of Level 3(5)	0	(61)	(606)	0	0
Fair Value, end of period	$40	$225	$243	$552	$2
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$0	$12	$(3)	$7	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Equity securities available- for-sale	Other long-term investments	Short-term investments	Other assets
	(in millions)
Fair Value, beginning of period	$266	$49	$0	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	(1)	0	41
Other income	0	0	0	0
Included in other comprehensive income (loss)	(27)	0	0	0
Net investment income	0	(1)	0	0
Purchases	61	0	1	16
Sales	(22)	0	0	0
Issuances	0	0	0	0
Settlements	(13)	0	0	0
Foreign currency translation	31	0	0	0
Other(4)	0	(33)	0	0
Transfers into Level 3(5)	7	0	0	0
Transfers out of Level 3(5)	(7)	0	0	0
Fair Value, end of period	$298	$14	$1	$64
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$41
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Separate account assets(3)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	(3,800)	(6)	(14)
Other Income	0	0	0	(14)
Interest credited to policyholders’ account balances	36	0	0	0
Net investment income	16	0	0	0
Purchases	438	0	0	0
Sales	(134)	0	0	0
Issuances	0	(786)	0	(1,228)
Settlements	(391)	0	(5)	0
Foreign currency translation	0	(4)	0	0
Other(4)	0	0	(6)	7,131
Transfers into Level 3(5)	336	0	0	0
Transfers out of Level 3(5)	(324)	0	0	0
Fair Value, end of period	$1,973	$(13,024)	$(19)	$(2,722)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(3,959)	$(6)	$(14)
Other Income	$0	$0	$0	$(14)
Interest credited to policyholders’ account balances	$19	$0	$0	$0
__________

(1)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period information has been revised to conform to current period presentation.

(2)
Includes asset-backed (includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types), commercial mortgage-backed and residential mortgage-backed securities. Prior period information has been revised to conform to current period presentation.

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

(4)
Other, for the period ended September 30, 2017, primarily represents deconsolidation of a VIE and reclassifications of certain assets between reporting categories. Other, for the period ended September 30, 2016, primarily represents deconsolidations of certain previously consolidated collateralized loan obligations.

(5)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(6)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$18	$8,853	$3	$	$8,874
Currency	0	177	0		177
Credit	0	7	0		7
Currency/Interest Rate	0	1,949	0		1,949
Equity	4	659	10		673
Commodity	0	0	0		0
Netting(1)				(9,833)	(9,833)
Total derivative assets	$22	$11,645	$13	$(9,833)	$1,847
Derivative Liabilities:
Interest Rate	$5	$3,996	$2	$	$4,003
Currency	0	392	0		392
Credit	0	6	0		6
Currency/Interest Rate	0	937	0		937
Equity	0	889	0		889
Commodity	0	0	0		0
Netting(1)				(5,505)	(5,505)
Total derivative liabilities	$5	$6,220	$2	$(5,505)	$722

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$55	$9,269	$6	$	$9,330
Currency	0	375	0		375
Credit	0	1	0		1
Currency/Interest Rate	0	3,174	0		3,174
Equity	0	203	0		203
Commodity	0	0	0		0
Netting(1)				(11,716)	(11,716)
Total derivative assets	$55	$13,022	$6	$(11,716)	$1,367
Derivative Liabilities:
Interest Rate	$1	$4,515	$2	$	$4,518
Currency	0	893	0		893
Credit	0	25	0		25
Currency/Interest Rate	0	365	0		365
Equity	6	483	0		489
Commodity	0	0	0		0
Netting(1)				(5,945)	(5,945)
Total derivative liabilities	$7	$6,281	$2	$(5,945)	$345
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the nine months ended September 30, 2017, as well as the portion of gains or losses included in income for the nine months ended September 30, 2017, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2)	0	(3)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other(1)	10	0	10	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$10	$1	$10	$1
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(3)	$0	$(3)
Other income	$0	$0	$0	$0
__________

(1)	Related to warrants received in an asset restructuring that resulted in reclassification of reporting category.

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfer occurs.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Derivative Assets- Equity	Derivative Assets- Interest Rate	Derivative Assets- Equity	Derivative Assets- Interest Rate
	(in millions)
Fair Value, beginning of period	$2	$4	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other(1)	(2)	0	(32)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$0	$4	$0	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Other income	$0	$0	$0	$0
__________

(1)	Primarily related to private warrants reclassified from derivatives to trading securities.

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfer occurs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$(2)	$0	$(6)
Mortgage servicing rights(2)	$2	$0	$8	$(2)
Cost method investments(3)	$(7)	$(18)	$(24)	$(70)
General and administrative expenses:
Long-lived assets held for sale(4)	$(5)	$0	$(19)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017	December 31, 2016
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$41	$47
Mortgage servicing rights(2)	$86	$84
Cost method investments(3)	$157	$284
Long-lived assets held for sale(4)	$14	$0
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

(2)
Mortgage servicing rights are valued using a discounted cash flow model. The model incorporates assumptions for servicing revenues, which are adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses. The discount rates incorporated into the model are determined based on the estimated returns a market participant would require for this business plus a liquidity and risk premium. This estimate includes available relevant data from any active market sales of mortgage servicing rights.

(3)
For cost method impairments, the methodologies utilized are primarily discounted cash flow and, where appropriate, valuations provided by the general partners taking into consideration investment-related expenses.

(4)	Long-lived assets held for sale are valued based on internal estimate utilizing comparable sales and asset specific conditions.

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that results from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0	$0
Other changes in fair value	$0	$0	$0	$0
Other long-term investments:
Changes in fair value	$33	$41	$110	$17
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(12)	$22	$2	$28

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Commercial mortgage and other loans:
Interest income	$5	$3	$10	$7
Notes issued by consolidated VIEs:
Interest expense	$16	$24	$60	$92

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$340	$519
Aggregate contractual principal as of period end	$332	$508
Other long-term investments:
Fair value as of period end	$1,886	$1,556
Notes issued by consolidated VIEs:
Fair value as of period end	$1,194	$1,839
Aggregate contractual principal as of period end	$1,233	$1,886
__________

(1)
As of September 30, 2017, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

	September 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,504	$971	$2,475	$2,084
Trading account assets	205	50	50	305	305
Commercial mortgage and other loans	0	134	56,716	56,850	55,033
Policy loans	1	0	11,765	11,766	11,765
Short-term investments	810	23	0	833	833
Cash and cash equivalents	6,001	273	198	6,472	6,472
Accrued investment income	0	3,278	0	3,278	3,278
Other assets	46	2,460	680	3,186	3,186
Total assets	$7,063	$7,722	$70,380	$85,165	$82,956
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,541	$67,962	$101,503	$100,804
Securities sold under agreements to repurchase	0	8,145	0	8,145	8,145
Cash collateral for loaned securities	0	4,697	0	4,697	4,697
Short-term debt	0	1,867	501	2,368	2,358
Long-term debt(4)	2,079	15,396	2,012	19,487	17,153
Other liabilities	0	6,054	713	6,767	6,767
Separate account liabilities—investment contracts	0	70,094	30,302	100,396	100,396
Total liabilities	$2,079	$139,794	$101,490	$243,363	$240,320

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,526	$998	$2,524	$2,144
Trading account assets	0	150	0	150	150
Commercial mortgage and other loans	0	139	53,625	53,764	52,260
Policy loans	1	0	11,754	11,755	11,755
Short-term investments	0	326	0	326	326
Cash and cash equivalents	4,945	876	0	5,821	5,821
Accrued investment income	0	3,204	0	3,204	3,204
Other assets	54	1,976	658	2,688	2,688
Total assets	$5,000	$8,197	$67,035	$80,232	$78,348
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,653	$58,392	$100,045	$99,719
Securities sold under agreements to repurchase	0	7,606	0	7,606	7,606
Cash collateral for loaned securities	0	4,333	0	4,333	4,333
Short-term debt	0	1,077	73	1,150	1,133
Long-term debt(4)	1,267	15,705	2,957	19,929	18,041
Other liabilities	0	6,540	696	7,236	7,236
Separate account liabilities—investment contracts	0	71,010	27,578	98,588	98,588
Total liabilities	$1,267	$147,924	$89,696	$238,887	$236,656
__________

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of these cost method investments were $1,770 million and $1,514 million, respectively. The carrying value of these investments were $1,543 million and $1,478 million as of September 30, 2017 and December 31, 2016, respectively.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(3)
As of September 30, 2017, excludes notes with fair value and carrying amount of $4,758 million and $4,627 million, respectively. As of December 31, 2016, excludes notes with both fair value and carrying amount of $4,403 million. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of September 30, 2017, includes notes with fair value and carrying amount of $7,068 million and $6,937 million, respectively. As of December 31, 2016, includes notes with both fair value and carrying amount of $5,859 million. These amounts have been offset with the associated receivables under a netting agreement.

14. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivatives instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: swaps, options, swaptions, caps and floors
•Equity contracts: options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

•	Other contracts: to-be-announced forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts

For detailed information on these contracts and the related strategies, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $1,847 million and $1,367 million as of September 30, 2017 and December 31, 2016, respectively, and total derivative liabilities of $722 million and $345 million as of September 30, 2017 and December 31, 2016, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

Primary Underlying/Instrument Type	September 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,012	$15	$(95)	$1,117	$17	$(111)
Foreign Currency
Foreign Currency Forwards	177	2	(3)	167	3	(1)
Currency/Interest Rate
Foreign Currency Swaps	17,384	1,033	(534)	14,737	1,956	(54)
Total Qualifying Hedges	$18,573	$1,050	$(632)	$16,021	$1,976	$(166)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$164,478	$8,652	$(3,753)	$162,131	$8,969	$(4,274)
Interest Rate Futures	26,464	19	(4)	31,183	55	(1)
Interest Rate Options	16,101	177	(148)	13,290	289	(132)
Interest Rate Forwards	1,783	11	(1)	321	0	(1)
Foreign Currency
Foreign Currency Forwards	24,239	176	(389)	21,042	372	(892)
Foreign Currency Options	69	0	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,838	915	(404)	12,336	1,218	(311)
Credit
Credit Default Swaps	783	7	(6)	918	1	(25)
Equity
Equity Futures	74	0	0	1,371	0	(5)
Equity Options	59,962	657	(566)	12,020	102	(93)
Total Return Swaps	14,644	16	(323)	18,167	101	(390)
Commodity
Commodity Futures	0	0	0	1	0	0
Synthetic GICs	76,931	2	(1)	77,197	5	0
Total Non-Qualifying Derivatives	$399,366	$10,632	$(5,595)	$350,070	$11,112	$(6,124)
Total Derivatives(1)	$417,939	$11,682	$(6,227)	$366,091	$13,088	$(6,290)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,568 million and $8,252 million as of September 30, 2017 and December 31, 2016, respectively, primarily included in “Future policy benefits.”

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

	September 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$11,566	$(9,833)	$1,733	$(1,422)	$311
Securities purchased under agreement to resell	576	0	576	(576)	0
Total assets	$12,142	$(9,833)	$2,309	$(1,998)	$311
Offsetting of Financial Liabilities:
Derivatives(1)	$6,219	$(5,505)	$714	$(629)	$85
Securities sold under agreement to repurchase	8,145	0	8,145	(8,145)	0
Total liabilities	$14,364	$(5,505)	$8,859	$(8,774)	$85

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,987	$(11,716)	$1,271	$(399)	$872
Securities purchased under agreement to resell	1,016	0	1,016	(1,016)	0
Total assets	$14,003	$(11,716)	$2,287	$(1,415)	$872
Offsetting of Financial Liabilities:
Derivatives(1)	$6,281	$(5,945)	$336	$(299)	$37
Securities sold under agreement to repurchase	7,606	0	7,606	(7,606)	0
Total liabilities	$13,887	$(5,945)	$7,942	$(7,905)	$37
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$3	$(4)	$0	$0	$0	$0
Currency	(2)	0	0	0	0	0
Total fair value hedges	1	(4)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	1
Currency/Interest Rate	0	50	(108)	0	0	(447)
Total cash flow hedges	0	50	(108)	(1)	0	(446)
Net investment hedges
Currency	0	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(2)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	137	0	0	0	0	0
Currency	(113)	0	1	0	0	0
Currency/Interest Rate	(93)	0	(2)	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(604)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	1,726	0	0	0	0	0
Total non-qualifying hedges	1,045	0	(1)	0	0	0
Total	$1,046	$46	$(109)	$(1)	$0	$(448)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$11	$(15)	$0	$0	$0	$0
Currency	(4)	0	0	0	0	0
Total fair value hedges	7	(15)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	5
Currency/Interest Rate	0	142	(272)	0	0	(988)
Total cash flow hedges	0	142	(272)	(2)	0	(983)
Net investment hedges
Currency	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,101	0	0	0	0	0
Currency	(121)	0	0	0	0	0
Currency/Interest Rate	(233)	0	(4)	0	0	0
Credit	8	0	0	0	0	0
Equity	(1,761)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	544	0	0	0	0	0
Total non-qualifying hedges	(462)	0	(4)	0	0	0
Total	$(455)	$127	$(276)	$(2)	$0	$(992)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$9	$(8)	$0	$0	$0	$0
Currency	7	0	0	0	0	0
Total fair value hedges	16	(8)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	3
Currency/Interest Rate	0	31	32	0	0	(208)
Total cash flow hedges	0	31	32	(1)	0	(205)
Net investment hedges
Currency	0	0	0	0	0	(5)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	340	0	0	0	0	0
Currency	536	0	(1)	0	0	0
Currency/Interest Rate	(199)	0	0	0	0	0
Credit	13	0	0	0	0	0
Equity	(954)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	583	0	0	0	0	0
Total non-qualifying hedges	319	0	(1)	0	0	0
Total	$335	$23	$31	$(1)	$0	$(210)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine months ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$(10)	$(24)	$0	$0	$0	$0
Currency	28	(1)	0	0	0	0
Total fair value hedges	18	(25)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(4)	0	(7)
Currency/Interest Rate	0	89	149	0	0	(65)
Total cash flow hedges	0	89	149	(4)	0	(72)
Net investment hedges
Currency	0	0	0	0	0	(16)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(16)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	8,213	0	0	0	0	0
Currency	1,104	0	(4)	0	0	0
Currency/Interest Rate	(729)	0	1	0	0	0
Credit	6	0	0	0	0	0
Equity	(1,705)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	(3,684)	0	0	0	0	0
Total non-qualifying hedges	3,204	0	(3)	0	0	0
Total	$3,222	$64	$146	$(4)	$0	$(88)
__________

(1)	Amounts deferred in AOCI.

For the nine months ended September 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2016	$1,316
Net deferred gains/(losses) on cash flow hedges from January 1 to September 30, 2017	(1,021)
Amount reclassified into current period earnings	38
Balance, September 30, 2017	$333

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Using September 30, 2017 values, it is estimated that a pre-tax gain of approximately $151 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2018, offset by amounts pertaining to the hedged items. As of September 30, 2017, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $528 million and $536 million as of September 30, 2017 and December 31, 2016, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $110 million and $112 million as of September 30, 2017 and December 31, 2016, respectively. These credit derivatives are reported at fair value as an asset of $2 million and an asset of less than $1 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $62 million in NAIC 2; $5 million in NAIC 3; $1 million in NAIC 4; $2 million in NAIC 5; and $4 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $480 million and $50 million as of September 30, 2017 and December 31, 2016, respectively. These credit derivatives are reported at fair value as a liability of $5 million and less than $1 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 1; and $430 million in NAIC 4. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 3 years, while the credit protection on the index references have maturities of less than 30 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance as further disclosed below.

The Company had entered into a credit derivative that required the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. A $12 million payment was made to terminate the credit derivative effective September 14, 2017. As of December 31, 2016, the notional amount of this credit derivative was $500 million and was reported at fair value as a liability of $17 million. No collateral was pledged for this credit derivative.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2017 and December 31, 2016, the Company had $193 million and $256 million of outstanding notional amounts reported at fair value as a liability of $6 million and $8 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. The Company manages credit risk by (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement as applicable, (ii) trading through a central clearinghouse and over-the-counter (“OTC”), (iii) obtaining collateral, such as cash and securities, when appropriate, and (iv) setting limits on single party credit exposures which are subject to periodic management review. For detailed information on counterparty credit risk, see “—Counterparty Credit Risk” in Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of September 30, 2017, there were no net liability derivative positions with non-zero thresholds and/or downgrading of credit ratings; as such all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

15. COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY
MATTERS

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2017	December 31, 2016
	(in millions)
Total outstanding mortgage loan commitments	$3,087	$1,984
Portion of commitment where prearrangement to sell to investor exists	$704	$454

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2017	December 31, 2016
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$6,812	$7,232
Expected to be funded from separate accounts(1)	$118	$470
__________

(1)	The amounts at December 31, 2016 have been revised to correct the previously reported amounts.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	September 30, 2017	December 31, 2016
	(in millions)
Indemnification provided to certain securities lending clients	$5,170	$5,352
Fair value of related collateral associated with above indemnifications	$5,286	$5,465
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	September 30, 2017	December 31, 2016
	(in millions)
Guaranteed value of third parties’ assets	$76,931	$77,197
Fair value of collateral supporting these assets	$77,989	$77,760
Asset associated with guarantee, carried at fair value	$2	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2017	December 31, 2016
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,521	$1,371
First-loss exposure portion of above	$459	$416
Accrued liability associated with guarantees	$13	$13

As part of the commercial mortgage activities of the Company’s Asset Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $12,174 million and $11,445 million of mortgages subject to these loss-sharing arrangements as of September 30, 2017 and December 31, 2016, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2017, these mortgages had a weighted-average debt service coverage ratio of 1.89 times and a weighted-average loan-to-value ratio of 59%. As of December 31, 2016, these mortgages had a weighted average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the nine months ended September 30, 2017 and 2016, respectively.

Other Guarantees

	September 30, 2017	December 31, 2016
	(in millions)
Other guarantees where amount can be determined	$31	$58
Accrued liability for other guarantees and indemnifications	$4	$3

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $31 million and $51 million as of September 30, 2017 and December 31, 2016, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates, including in both cases businesses that have been either divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Prudential of Brazil Labor and Employment Matters

Prudential of Brazil (“POB”) sells insurance products to consumers through life planner franchisees (“Life Planners”), who are engaged as independent life insurance brokers and not as employees. When a Life Planner’s contractual relationship with POB is terminated, in many cases the Life Planner commences a labor suit against POB alleging entitlement to employment related benefits. POB is a defendant in numerous such lawsuits in Brazil brought by former Life Planners, and has been subject to regulatory actions challenging the validity of POB's franchise model. POB has recently modified its franchise model to, among other things, mitigate the labor risk involving Life Planners. POB may continue to become subject to additional Life Planner labor suits and regulatory actions in the future notwithstanding the steps that POB has taken to attempt to mitigate the labor risk.

Behfarin v. Pruco Life

In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its Answer to the Complaint.

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

Other Matters

Securities Lending Matter

In 2016, the Company self-reported to the SEC and the DOL, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments. The Company has substantially implemented a remediation plan for the benefit of customers. The Company is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of these discussions.

Wood II, et al. v. PRIAC

In August 2017, the court denied Plaintiff’s motion for class certification. In October 2017, the court issued an order confirming the parties’ stipulation dismissing the claims of the sole remaining Plaintiff with prejudice.
Rosen v. PRIAC, et al.

In March 2017, Plaintiff filed a voluntary notice of dismissal with prejudice as to Ferguson Enterprises, Inc. and Capital Partners, LLC d/b/a Captrust Financial Advisors. In October 2017, a three judge panel from the Second Circuit Court of Appeals affirmed the judgment of the district court, and Plaintiff subsequently filed a petition for rehearing before the entire Court of Appeals.

Bouder v. PFI

In June 2017, the parties filed a consent motion for preliminary approval of the class action settlement. In August 2017, the Court issued an order granting preliminary approval of the parties’ class action settlement.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

In September 2017, the Court issued a stipulated consent order dismissing the complaint without prejudice.

Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

In August 2017, the New Jersey Appellate Division affirmed the trial court decision dismissing the complaint. In September 2017, the plaintiff’s time to appeal the New Jersey Appellate Division’s decision expired and the case is now closed.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
PICA et al. v. Wells Fargo Bank, et al.—In March 2017, the federal court issued an order concerning Defendant’s motion to dismiss as to the Indenture trusts: (i) sustaining Plaintiffs’ breach of contract claims; Plaintiffs’ claims for violations of the Trust Indenture Act of 1939; and Plaintiffs’ claims for breach of the duty to avoid conflicts of interest; and (ii) dismissing Plaintiffs’ claims for breach of fiduciary duty as duplicative of the sustained contract claims. In May 2017, Wells Fargo filed a third-party complaint for contribution against PGIM, Inc., alleging that, in the event the Prudential Plaintiff Funds prevail on their claims for damages against Wells Fargo, PGIM must contribute to the award due to PGIM’s alleged breach of fiduciary duties owed to the Funds in managing the Funds’ RMBS investments. In June 2017, Wells Fargo filed a motion to dismiss the complaint in New York state court. In October 2017, PGIM filed a motion to dismiss the third-party complaint filed by Wells Fargo seeking contribution.
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In February 2017, the Court issued an order holding that antitrust claims cannot be asserted against entities affiliated with a bank that participated in the setting of LIBOR, if they were not involved in the setting of LIBOR. Combined with the Court’s December 2016 ruling, the Funds’ New Jersey antitrust claims were dismissed for lack of personal jurisdiction, while their antitrust claims continue in the New York and North Carolina actions. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims previously dismissed on personal jurisdiction grounds and then filed an appeal with the Second Circuit Court of Appeals.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “PFI,” or “the Company”) as of September 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.366 trillion of assets under management as of September 30, 2017, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

In July 2017, we announced a new organizational structure for our U.S. businesses that better reflects our focus on leveraging our mix of businesses and our digital and customer engagement capabilities to expand our value proposition for the benefit of customers and stakeholders. This new organizational structure will retain our existing segments but will realign them under new divisions. Under the new structure, which will become effective for fourth quarter of 2017 reporting, our principal operations will be comprised of five divisions, which together will encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division will consist of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division will consist of our Retirement and Group Insurance segments. The Investment Management division will be comprised of our Investment Management segment (currently named the Asset Management segment). The International Insurance division will continue to consist of our International Insurance segment, and the Closed Block division will continue to consist of our Closed Block segment. Our Corporate and Other operations will continue to include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested. There will be no changes to our reporting segments nor to our measure of segment profitability as a result of the new organizational structure.

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018. In August 2017 the DOL issued a proposed 18-month extension of the January 1, 2018 applicability date to July 1, 2019. In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL also issued a request for information seeking public comment on the rules. In addition, the Secretary of Labor has stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules and, in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners (“NAIC”) has also formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities. We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to some of our businesses.

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

U.S. Department of the Treasury Report

In October 2017, in response to President Trump’s February 2017 executive order, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report supports current efforts at the DOL to reexamine, and delay full implementation of, the Fiduciary Rule, and encourages the DOL and SEC to work with state insurance regulators to evaluate the impacts of a fiduciary rule across markets. The Company is evaluating the recommendations set forth in the report and their potential impact on our business. We cannot predict whether any of the recommendations will ultimately become laws, regulations or other requirements applicable to our business.

U.S. Tax Legislation

In September 2017, the Trump Administration and Republican Congressional leadership released a “Unified Framework for Fixing Our Broken Tax Code” (“the Framework”) that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. The Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a one-time deemed repatriation tax and aim to repeal the corporate alternative minimum tax. The Framework does not address insurance industry specific provisions such as the dividends received deduction, tax reserves and deferred policy acquisition costs. The Framework would also reduce individual tax rates from seven brackets to three with a top rate of 35%, repeal the individual alternative minimum tax, increase the standard deduction, eliminate many other deductions and repeal the estate tax.

In November 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, reduce the corporate tax rate from 35% to 20% and modify the taxation of life insurance companies and non-U.S. subsidiaries. For individuals and families, the House Tax Bill would also modify certain deductions and income tax brackets and repeal the alternative minimum tax.

We cannot predict whether the Framework and/or House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Company, our products or our customers, or the timing of any such changes. Tax reform may change the Company’s tax profile, make our products less attractive and/or reduce our statutory capital position. We are currently analyzing the House Tax Bill for the impact on the Company should it become law.

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

For the general account supporting our U.S. Retirement Solutions and Investment Management division, our U.S. Individual Life and Group Insurance division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.1% of the fixed maturity security and commercial mortgage loan portfolios through 2018. The general account for these operations has approximately $189 billion of such assets (based on net carrying value) as of September 30, 2017. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.2% as of September 30, 2017, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $189 billion of fixed maturity securities and commercial mortgage loans are approximately $103 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $103 billion, approximately 70% contain provisions for prepayment premiums. The reinvestment of scheduled payments at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$112
Contracts with adjustable crediting rates subject to guaranteed minimums	56
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$183

The $112 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $56 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2017, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.3	$1.1	$0.5	$0.1	$0.0	$2.0
1.00% - 1.99%	1.0	9.7	6.0	1.5	0.2	18.4
2.00% - 2.99%	1.3	0.6	0.4	2.4	0.3	5.0
3.00% - 4.00%	26.1	2.7	0.2	0.1	0.0	29.1
Greater than 4.00%	1.0	0.0	0.0	0.0	0.0	1.0
Total(1)	$29.7	$14.1	$7.1	$4.1	$0.5	$55.5
Percentage of total	54%	25%	13%	7%	1%	100%
 __________

(1)	Includes approximately $1.0 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.35% for the period from October 1, 2017 through December 31, 2018, and credit spreads remain unchanged from levels as of September 30, 2017, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $1 million in 2017 and $46 million in 2018. This impact is most significant in the Retirement, Individual Life and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $56 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.
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

Closed Block Division
Substantially all of the $62 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$124
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$158

The $124 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

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

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues	$16,313	$16,961	$43,424	$45,729
Benefits and expenses	13,292	14,646	38,053	40,341
Income (loss) before income taxes and equity in earnings of operating joint ventures	3,021	2,315	5,371	5,388
Income tax expense (benefit)	800	501	1,320	1,300
Income (loss) before equity in earnings of operating joint ventures	2,221	1,814	4,051	4,088
Equity in earnings of operating joint ventures, net of taxes	20	18	58	38
Net income (loss)	2,241	1,832	4,109	4,126
Less: Income attributable to noncontrolling interests	3	5	11	42
Net income (loss) attributable to Prudential Financial, Inc.	$2,238	$1,827	$4,098	$4,084

Three Month Comparison. The $411 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2017 compared to the third quarter of 2016 reflected the following notable items:

•
$373 million favorable variance reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•	$450 million net favorable variance primarily from higher operating results from our business segments compared to the prior year period.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$321 million lower net realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information); and

•
$91 million unfavorable variance from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Nine Month Comparison. The $14 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2017 compared to the first nine months of 2016 reflected the following notable items:

•
$2,402 million net favorable variance primarily from higher operating results from our business segments and income in the current period compared to a loss in the prior period from our Closed Block division;

•
$1,987 million favorable variance reflecting changes to the way we manage interest rate risks for certain products. This variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between our Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$462 million favorable variance from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$3,292 million unfavorable variance reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$1,545 million lower net realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains (Losses)” for additional information).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$577	$588	$1,657	$1,343
Retirement	248	239	953	694
Asset Management	259	191	673	563
Total U.S. Retirement Solutions and Investment Management division	1,084	1,018	3,283	2,600
Individual Life	150	111	(289)	(59)
Group Insurance	61	62	231	177
Total U.S. Individual Life and Group Insurance division	211	173	(58)	118
International Insurance	799	780	2,421	2,362
Total International Insurance division	799	780	2,421	2,362
Corporate and Other operations	(310)	(413)	(974)	(1,140)
Total Corporate and Other	(310)	(413)	(974)	(1,140)
Total segment adjusted operating income before income taxes	1,784	1,558	4,672	3,940
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	1,395	223	(48)	2,443
Charges related to realized investment gains (losses), net(2)	(231)	426	571	(1,096)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	85	37	330	361
Change in experience-rated contractholder liabilities due to asset value changes(4)	(31)	1	(188)	(262)
Divested businesses(5):
Closed Block division	33	31	49	(74)
Other divested businesses	10	56	51	76
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(24)	(17)	(66)	0
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$3,021	$2,315	$5,371	$5,388
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

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the third quarter of 2017 decreased in comparison to the prior year period, primarily driven by a less favorable comparative net impact from changes in the estimated profitability of the business. Excluding this impact, segment results increased in comparison to the prior year period, primarily reflecting higher asset-based fee income and lower amortization costs, partially offset by lower net investment spread results. Segment results for the first nine months of 2017 increased in comparison to the prior year period, primarily reflecting higher asset-based fee income, higher net investment spread results and lower amortization costs. Both periods also experienced favorable comparative net impacts from changes in the estimated profitability of the business, including those resulting from our annual reviews and update of assumptions and other refinements.

Retirement. Segment results for the third quarter of 2017 increased in comparison to the prior year period, primarily reflecting lower general and administrative expenses, net of capitalization, and a higher contribution from reserve experience, partially offset by lower net investment spread results. Segment results for the first nine months of 2017 increased in comparison to the prior year period, primarily reflecting higher net investment spread results, a higher contribution from reserve experience, lower general and administrative expenses, net of capitalization, and higher fee income, partially offset by a net unfavorable impact from our annual reviews and update of assumptions and other refinements.

Asset Management. Segment results for both the third quarter of 2017 and the first nine months of 2017 increased in comparison to the prior year periods, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses.

Individual Life. Segment results for the third quarter of 2017 increased in comparison to the prior year period, primarily reflecting favorable mortality experience, net of reinsurance, the absence of the unfavorable impact of certain reserve refinements incurred in the prior year period, and lower general and administrative expenses. This increase was partially offset by the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements. Segment results for the first nine months of 2017 decreased in comparison to the prior year period, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements.

Group Insurance. Segment results for the third quarter of 2017 were essentially unchanged from the prior year period, as favorable underwriting results in our group disability and group life businesses were offset by higher expenses, net of fees, and lower net investment spread results. Segment results for the first nine months of 2017 increased in comparison to the prior year period, reflecting favorable underwriting results in our group disability and group life businesses, a larger contribution from net investment spread results, and favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, partially offset by higher expenses, net of fees.

International Insurance. Segment results for the third quarter and the first nine months of 2017 increased in comparison to the prior year periods, inclusive of unfavorable net impacts from foreign currency exchange rates. The nine-month comparison also included comparatively favorable net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results increased from the prior periods as both current periods benefited from business growth, improved policyholder experience and increases in net investment results, partially offset by higher legal costs and expenses supporting business growth.

Corporate and Other operations. The results for the third quarter and the first nine months of 2017 reflected decreased losses in comparison to the prior year periods, driven by lower levels of corporate expenses, higher investment income, net of interest expense, and higher income from our qualified pension plan.

Closed Block Division. The Closed Block division results for the third quarter of 2017 increased slightly in comparison to the prior year period, primarily driven by a decrease in the policyholder dividend obligation and higher net insurance activity results, partially offset by lower net realized investment gains and lower net investment income. The Closed Block division results for the first nine months of 2017 increased in comparison to the prior year period, primarily driven by an increase in net realized investment gains and related activity as well as higher net investment income, partially offset by an increase in the policyholder dividend obligation.

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

The amount of annualized new business premiums for any given period can be significantly impacted by several factors, including but not limited to: addition of new products, discontinuation of existing products, changes in credited interest rates for certain products and other product modifications, changes in premium rates, changes in tax laws, changes in regulations or changes in the competitive environment. Sales volume may increase or decrease prior to certain of these changes becoming effective, and then fluctuate in the other direction following such changes.

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

	September 30, 2017	December 31, 2016
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.6	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
U.S. dollar-denominated investments, at amortized cost	13.4	12.6
Other	0.3	0.1
Subtotal	13.7	12.7
Dual currency and synthetic dual currency investments(3)	0.7	0.7
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.4	13.4
Total hedges	$16.0	$15.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $42.1 billion and $36.2 billion as of September 30, 2017 and December 31, 2016, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the nine months ended September 30, 2017, approximately 25% of the segment’s earnings were yen-based and, as of September 30, 2017, we have hedged 100% of expected yen-based earnings for 2017 and 99%, 62% and 15% of expected yen-based earnings for 2018, 2019 and 2020, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these intercompany arrangements, our International Insurance segment’s results for 2017 and 2016 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 112 and 106 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1130 and 1100 Korean won per U.S. dollar, respectively. We expect our 2018 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 111 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1150 won per U.S. dollar. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$(1)	$(12)	$2	$23
Retirement	0	2	2	5
Asset Management	0	1	1	3
Impact of intercompany arrangements(1)	(1)	(9)	5	31
Corporate and Other operations:
Impact of intercompany arrangements(1)	1	9	(5)	(31)
Settlement gains (losses) on forward currency contracts(2)	(6)	(11)	(4)	32
Net benefit (detriment) to Corporate and Other operations	(5)	(2)	(9)	1
Net impact on consolidated revenues and adjusted operating income	$(6)	$(11)	$(4)	$32
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of actual weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of September 30, 2017 and 2016, the notional amount of these forward currency contracts within our Corporate and Other operations were $2.8 billion and $2.7 billion, respectively, of which $1.6 billion and $1.6 billion, respectively, were related to our Japanese insurance operations.

Impact of products denominated in non-local currencies on U.S. GAAP earnings

While our international insurance operations offer products denominated in local currency, several also offer products denominated in non-local currencies, most notably our Japanese operations, which offer U.S. and Australian dollar-denominated products. The non-local currency-denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency-denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings.

In the first quarter of 2015, we implemented a structure in Gibraltar Life that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $4.0 billion and $4.4 billion as of September 30, 2017 and December 31, 2016, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the $4.0 billion balance as of September 30, 2017 will be recognized throughout the remainder of 2017, approximately 7% will be recognized in 2018, and a majority of the remaining balance will be recognized from 2019 through 2024.

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

DAC and Other Costs

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2017, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a charge of $237 million in our Individual Life segment, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves, DAC and VOBA. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Results of Operations by Segment

U.S. Retirement Solutions and Investment Management Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$1,304	$1,221	$3,825	$3,473
Benefits and expenses	727	633	2,168	2,130
Adjusted operating income	577	588	1,657	1,343
Realized investment gains (losses), net, and related adjustments	1,260	9	(472)	3,201
Related charges	(247)	505	512	(371)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,590	$1,102	$1,697	$4,173

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $11 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $80 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, as well as lower amortization costs and reserve provisions, partially offset by lower net investment spread results. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects the impact of greater efficiencies in managing product risks associated with the asset-liability management strategy that was implemented in the third quarter of 2016, as discussed under “—Asset Liability Management (“ALM”) Strategy” below, as well as higher average variable annuity account values due to market appreciation. The decrease in net investment spread results reflects lower investment income on non-coupon investments, partially offset by a higher level of invested assets.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $48 million and $139 million in the third quarter of 2017 and 2016, respectively. The net benefit in the third quarter of 2017 primarily reflected the favorable net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions. The net benefit in the third quarter of 2016 primarily reflected the favorable net impact of equity market performance on contractholder accounts relative to our assumptions and fund performance relative to indices.

Nine Month Comparison. Adjusted operating income increased $314 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $285 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, higher net investment spread results and lower amortization costs and reserve provisions. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects higher average variable annuity account values due to market appreciation as well as the impact of greater efficiencies in managing product risks associated with the ALM strategy that was implemented in the third quarter of 2016. The increase in net investment spread results reflects higher investment income on non-coupon investments as well as a higher level of invested assets.

Adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products resulted in a net benefit of $167 million and $138 million in the first nine months of 2017 and 2016, respectively. The net benefit in the first nine months of 2017 primarily reflects the favorable net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions, as well as a net benefit resulting from our annual reviews and update of assumptions on other refinements. The net benefit in the first nine months of 2016 primarily reflected the favorable net impact of equity market performance on contractholder accounts relative to our assumptions and a net benefit resulting from our annual reviews and update of assumptions and other refinements.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $83 million. Excluding a $23 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $60 million. Higher average variable annuity account values and the impact from refinements to our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $94 million. Excluding a $114 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $20 million, driven by a decrease in policyholders’ benefits, including changes in reserves.

Nine Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $352 million. Excluding a $75 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $277 million. Higher average variable annuity account values and the impact from refinements to our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income. The increase in net investment income was driven by higher income from non-coupon investments and a higher level of invested assets.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $38 million. Excluding a $46 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $8 million. Higher general and administrative expenses, net of capitalization, were primarily driven by higher asset management costs and higher asset-based commissions due to higher average account values, as well as from higher net operating expenses, including those supporting business growth initiatives. Amortization of DAC increased, driven by higher fee income. Partially offsetting these increases was a decrease in policyholders’ benefits, including changes in reserves.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016	2017
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$162,694	$154,677	$156,783	$152,945	$158,388
Sales	1,329	2,100	4,276	6,398	5,932
Surrenders and withdrawals	(2,309)	(2,013)	(7,069)	(5,732)	(9,218)
Net sales	(980)	87	(2,793)	666	(3,286)
Benefit payments	(431)	(440)	(1,401)	(1,372)	(1,823)
Net flows	(1,411)	(353)	(4,194)	(706)	(5,109)
Change in market value, interest credited and other activity	5,253	4,973	15,778	8,801	15,989
Policy charges	(936)	(909)	(2,767)	(2,652)	(3,668)
Ending total account value	$165,600	$158,388	$165,600	$158,388	$165,600
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $162.1 billion and $154.9 billion as of September 30, 2017 and 2016, respectively. Fixed annuity account values were $3.5 billion as of both September 30, 2017 and 2016.

Net sales, for both the three and nine months ended September 30, 2017, decreased in comparison to the prior year periods, reflecting higher surrenders and withdrawals and lower gross sales. The decline in gross sales for both periods was largely driven by the continued impact stemming from the evolving DOL fiduciary rules.

The increase in account values for the twelve months ended September 30, 2017, was largely driven by favorable changes in the market value of contractholder funds, partially offset by unfavorable changes in contract charges on contractholder accounts, net sales and benefit payments.

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

	As of September 30, 2017	As of December 31, 2016
	(in millions)
U.S. GAAP liability (including non-performance risk)	$8,481	$8,179
Non-performance risk adjustment	3,995	7,136
Subtotal	12,476	15,315
Adjustments including risk margins and valuation methodology differences	(3,038)	(5,663)
Economic liability managed through the ALM strategy	$9,438	$9,652

As of September 30, 2017, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(1) (in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$96	$(160)	$497	$(511)
Change in portions of U.S. GAAP liability, before NPR(4)	2,012	385	2,304	(851)
Change in the NPR adjustment	(883)	(165)	(3,136)	3,052
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	1,225	60	(335)	1,690
Related benefit (charge) to amortization of DAC and other costs	(277)	515	68	(205)
Net impact of assumption updates and other refinements	0	0	(85)	1,455
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities(3)	$948	$575	$(352)	$2,940
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $0 million and $(31) million for the three months ended September 30, 2017 and 2016, respectively, and $0 million and $(1,523) million for the nine months ended September 30, 2017 and 2016, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

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

For the three months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $948 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $1,225 million, predominantly as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $277 million of related charges to amortization of DAC and other costs. For the nine months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a charge of $352 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $335 million, predominantly as a result of tightening credit spreads used in measuring our living benefit contracts.

The net benefit of $575 million for the three months ended September 30, 2016, was primarily driven by the amortization of DAC and other costs, which included a benefit of $515 million related to changes in our estimate of total gross profits as a result of the ALM strategy implemented in the third quarter of 2016. The net benefit of $2,940 million for the nine months ended September 30, 2016, included a benefit of $1,690 million primarily driven by the impact of declining interest rates which, in turn, drove increases in the base embedded derivative liability before NPR, with corresponding increases in the NPR adjustment. The net benefit of $1,455 million from the impact of assumption updates and other refinements resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions.

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

External Reinsurance

Between April 1, 2015 and December 31, 2016, we reinsured approximately 50% of the new business related to “highest daily” living benefits rider guarantees on our Highest Daily Lifetime Income (“HDI”) v.3.0 product to Union Hamilton Reinsurance, Ltd. (“Union Hamilton”), an external counterparty. During that time period, we ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts.

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

	September 30, 2017		December 31, 2016		September 30, 2016
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$112,650	69%	$106,585	69%	$107,950	70%
ALM strategy only	9,324	6%	9,409	6%	9,662	6%
Automatic rebalancing only	1,040	1%	1,168	1%	1,225	1%
External reinsurance(3)	3,153	2%	2,932	2%	2,629	1%
PDI	9,464	5%	7,926	5%	7,845	5%
Other products	2,772	2%	2,730	2%	2,780	2%
Total living benefit/GMDB features	$138,403		$130,750		$132,091
GMDB features and other(4)	23,704	15%	22,545	15%	22,812	15%
Total variable annuity account value	$162,107		$153,295		$154,903
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered most new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results(1):
Revenues	$3,259	$5,134	$8,803	$9,268
Benefits and expenses	3,011	4,895	7,850	8,574
Adjusted operating income	248	239	953	694
Realized investment gains (losses), net, and related adjustments	(109)	(23)	(42)	174
Related charges	3	(30)	1	(280)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	29	14	219	516
Change in experience-rated contractholder liabilities due to asset value changes	25	24	(77)	(417)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	0	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$195	$224	$1,054	$687
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $9 million, primarily driven by lower general and administrative expenses, net of capitalization, and a higher contribution from reserve experience, partially offset by lower net investment spread results. The decrease in general and administrative expenses, net of capitalization, was primarily driven by the absence of certain legal costs incurred in the prior year period. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower net prepayment fee income and spread compression on full service account values.

Nine Month Comparison. Adjusted operating income increased $259 million. Results for 2017 and 2016 reflected a net charge of $20 million and a net benefit of $6 million, respectively, from our annual reviews and update of assumptions and other refinements. Excluding these impacts, adjusted operating income increased $285 million, primarily driven by higher net investment spread results, a higher contribution from reserve experience, lower general and administrative expenses, net of capitalization, and higher fee income. The increase in net investment spread results primarily reflected higher income on non-coupon investments and higher invested assets, partially offset by spread compression on full service account values. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts and structured settlement cases in the current year period. The decrease in general and administrative expenses, net of capitalization, was primarily driven by the absence of certain legal costs incurred in the prior year period. Higher fee income primarily reflected growth in average account values as well as an increase in per participant fee charges, partially offset by lower margins on full service account values.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $1,875 million. Premiums decreased $1,832 million, primarily driven by more significant pension risk transfer transactions in the prior year period. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income decreased $43 million, primarily reflecting lower prepayment fee income, lower income on non-coupon investments and spread compression on full service account values.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $1,884 million. Policyholders’ benefits, including the change in policy reserves, decreased $1,827 million, primarily related to the decrease in premiums discussed above. General and administrative expenses, net of capitalization, decreased $32 million, primarily driven by the absence of certain legal costs incurred in the prior year period. Interest credited to policyholders’ account balances decreased $20 million, primarily driven by lower prepayment fee income credited to experienced rated account balances, as discussed above.

Nine Month Comparison. Revenues decreased $465 million. Premiums decreased $700 million, primarily driven by more significant structured settlement and pension risk transfer transactions in the prior year period. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income increased $180 million, primarily reflecting higher income on non-coupon investments and higher invested assets, partially offset by lower reinvestment rates. Policy charges and fee income, asset management and service fees and other income increased $55 million, primarily driven by higher fee income from growth in average account values as well as an increase in per participant fee charges, partially offset by lower margins on full service account values.

Benefits and expenses decreased $724 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $750 million. Policyholders’ benefits, including the change in policy reserves, decreased $726 million, primarily related to the decrease in premiums discussed above. General and administrative expenses, net of capitalization, decreased $26 million, primarily driven by the absence of certain legal costs incurred in the prior year period.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—Asset Management.”

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016	2017
	(in millions)
Full Service:
Beginning total account value	$214,731	$194,007	$202,802	$188,961	$200,476
Deposits and sales	11,188	5,405	22,695	16,760	27,863
Withdrawals and benefits	(5,132)	(5,013)	(17,608)	(14,812)	(22,923)
Change in market value, interest credited and interest income and other activity	6,651	6,077	19,549	9,567	22,022
Ending total account value	$227,438	$200,476	$227,438	$200,476	$227,438
Net additions (withdrawals)	$6,056	$392	$5,087	$1,948	$4,940
Institutional Investment Products:
Beginning total account value	$186,610	$180,882	$183,376	$179,964	$186,224
Additions(1)	4,764	6,907	11,363	12,389	15,114
Withdrawals and benefits	(3,552)	(2,339)	(11,964)	(8,241)	(15,884)
Change in market value, interest credited and interest income	1,341	1,953	4,243	6,204	3,338
Other(2)	(764)	(1,179)	1,381	(4,092)	(393)
Ending total account value	$188,399	$186,224	$188,399	$186,224	$188,399
Net additions (withdrawals)	$1,212	$4,568	$(601)	$4,148	$(770)
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our United Kingdom longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three and nine months ended September 30, 2017, “other” activity also includes $1,295 million in receipts offset by $1,185 million in payments and $4,216 million in receipts offset by $3,814 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended September 30, 2017, primarily reflected the favorable changes in the market value of customer funds and net additions from a significant defined contribution transaction in the current year period. The increase in net additions for the three months ended September 30, 2017, compared to the prior year period, were primarily driven by large plan sales, including a significant defined contribution transaction in the current year period. The increase in net additions for the nine months ended September 30, 2017, compared to the prior year period, were primarily driven by higher large plan sales, partially offset by higher large plan lapses.

The increase in institutional investment products account values for the twelve months ended September 30, 2017, primarily reflected increases in the market value of customer funds and the impact from foreign currency fluctuations on longevity reinsurance account values. These increases were partially offset by net withdrawals primarily from investment-only stable value accounts. The decrease in net additions for the three months ended September 30, 2017, compared to the prior year period, was primarily driven by net withdrawals from investment-only stable value accounts in the current year period compared to net additions in the prior year period as well as lower net additions from pension risk transfer transactions. The net withdrawals for the nine months ended September 30, 2017, compared to net additions for the prior year period, were primarily driven by net withdrawals from investment-only stable value accounts in the current year period compared to net additions in the prior year period.

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results(1):
Revenues	$827	$750	$2,370	$2,188
Expenses	568	559	1,697	1,625
Adjusted operating income	259	191	673	563
Realized investment gains (losses), net, and related adjustments	(2)	(5)	(2)	2
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	3	(1)	39
Income (loss) before income taxes and equity in earnings of operating joint ventures	$256	$189	$670	$604
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $68 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation partially offset by net equity outflows. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily reflecting higher strategic investing results, driven by favorable investment performance and portfolio growth, and an increase in commercial mortgage agency loan originations.

Nine Month Comparison. Adjusted operating income increased $110 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016. This increase was partially offset by the impact of a change in the timing of expense recognition related to certain long-term compensation plans, which is discussed further in “—Corporate and Other,” below. Also contributing to the increase were higher other related revenues, net of associated expenses, reflecting higher strategic investing results, driven by favorable investment performance, and an increase in commercial mortgage agency loan originations.

Revenues and Expenses

The following table sets forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$296	$273	$850	$771
Retail customers(1)	203	182	582	524
General account	120	122	354	353
Total asset management fees	619	577	1,786	1,648
Other related revenues by source:
Incentive fees	6	10	20	75
Transaction fees	4	5	20	16
Strategic investing	34	10	77	29
Commercial mortgage(2)	39	27	93	70
Total other related revenues(3)	83	52	210	190
Service, distribution and other revenues(4)	125	121	374	350
Total revenues	$827	$750	$2,370	$2,188
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $21 million for the three months ended September 30, 2017 and 2016, respectively, and $61 million and $62 million for the nine months ended September 30, 2017 and 2016, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $77 million. Total asset management fees increased $42 million, primarily as a result of net inflows within fixed income and equity market appreciation. Other related revenues increased $31 million reflecting higher strategic investing results, driven by favorable investment performance, and an increase in commercial mortgage agency loan originations.

Expenses, as shown in the table above under “—Operating Results,” increased $9 million, reflecting higher compensation attributable to higher earnings, in addition to an increase in non-compensation related expenses.

Nine Month Comparison. Revenues increased $182 million. Total asset management fees increased $138 million, primarily as a result of net inflows within fixed income, market appreciation, and the impact of a favorable fee rate modification within certain real estate funds. Service, distribution and other revenues increased $24 million reflecting higher net investment income and other revenue related to certain consolidated funds. Other related revenues increased $20 million, primarily due to higher strategic investing results, driven by favorable investment performance, and an increase in commercial mortgage agency loan originations, partially offset by a decrease in gross performance-based incentive fees primarily related to certain fixed income funds.

Expenses increased $72 million, primarily reflecting higher compensation attributable to higher earnings, in addition to an increase in non-compensation related expenses and the impact of a change in the timing of expense recognition related to certain long-term compensation plans, as noted above and discussed further in “—Corporate and Other,” below.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2017	December 31, 2016	September 30, 2016
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$65.1	$59.3	$59.6
Fixed income	370.1	332.2	345.7
Real estate	43.1	40.0	40.6
Institutional customers(1)	478.3	431.5	445.9
Retail customers:
Equity	127.9	112.4	116.2
Fixed income	110.3	94.5	90.6
Real estate	1.7	2.3	2.2
Retail customers(2)	239.9	209.2	209.0
General account:
Equity	6.2	6.4	6.4
Fixed income	407.6	391.3	422.2
Real estate	1.9	1.7	1.7
General account	415.7	399.4	430.3
Total assets under management	$1,133.9	$1,040.1	$1,085.2
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016	2017
	(in billions)
Institutional Customers:
Beginning assets under management	$461.2	$418.8	$431.5	$389.1	$445.9
Net additions (withdrawals), excluding money market activity:
Third-party	4.7	3.4	11.7	2.8	14.2
Third-party via affiliates(1)	0.0	0.0	(0.8)	1.1	(1.1)
Total	4.7	3.4	10.9	3.9	13.1
Market appreciation (depreciation)(3)	10.2	9.5	33.0	35.6	21.6
Other increases (decreases)(2)	2.2	14.2	2.9	17.3	(2.3)
Ending assets under management	$478.3	$445.9	$478.3	$445.9	$478.3
Retail Customers:
Beginning assets under management	$231.2	$202.1	$209.2	$197.3	$209.0
Net additions (withdrawals), excluding money market activity:
Third-party	1.3	0.9	2.6	2.0	1.0
Third-party via affiliates(1)	(1.5)	(1.7)	2.3	(1.8)	3.6
Total	(0.2)	(0.8)	4.9	0.2	4.6
Market appreciation (depreciation)(3)	9.3	7.7	26.2	10.7	24.6
Other increases (decreases)(2)	(0.4)	0.0	(0.4)	0.8	1.7
Ending assets under management	$239.9	$209.0	$239.9	$209.0	$239.9
General Account:
Beginning assets under management	$412.3	$426.3	$399.4	$376.7	$430.3
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	(0.9)	5.5	2.5	7.6	3.8
Total	(0.9)	5.5	2.5	7.6	3.8
Market appreciation (depreciation)(3)	2.5	(0.7)	11.4	28.1	(3.4)
Other increases (decreases)(2)	1.8	(0.8)	2.4	17.9	(15.0)
Ending assets under management	$415.7	$430.3	$415.7	$430.3	$415.7
__________

(1)
Represents assets that our Asset Management segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $0.0 billion and $1.8 billion for the three months ended September 30, 2017 and 2016, respectively, gains of $4.6 billion and $17.2 billion for the nine months ended September 30, 2017 and 2016, respectively, and a loss of $9.9 billion for the twelve months ended September 30, 2017.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the Asset Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30, 2017	December 31, 2016
	(in millions)
Co-Investments:
Real estate	$193	$165
Fixed income	427	218
Seed Investments:
Real estate	50	46
Public equity	622	441
Fixed income	252	279
Investments Secured by Investor Equity Commitments	0	0
Total	$1,544	$1,149

The increase in strategic investments was primarily driven by the funding of new mutual funds and a higher level of investment in collateralized loan obligations.

U.S. Individual Life and Group Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$1,411	$1,410	$3,510	$3,931
Benefits and expenses	1,261	1,299	3,799	3,990
Adjusted operating income	150	111	(289)	(59)
Realized investment gains (losses), net, and related adjustments	25	91	84	670
Related charges	12	(22)	94	(426)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$187	$180	$(111)	$185

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $39 million, primarily reflecting favorable mortality experience, net of reinsurance, the absence of the unfavorable impact of certain reserve refinements incurred in the prior year period, and lower general and administrative expenses including lower legal costs. These increases were partially offset by the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements.

Nine Month Comparison. Adjusted operating income decreased $230 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2017 included a $653 million net charge from this annual review, mainly driven by a charge related to the unfavorable impacts for universal life and variable life products from modeling enhancements and other refinements related to a valuation systems conversion, including a net charge related to a change in the method of accounting for reinsurance associated with certain long-duration insurance contracts (see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Accounting for Certain Reinsurance Contracts in our Individual Life business”), as well as unfavorable lapse rate assumptions primarily for universal life products. Results for 2016 included a $420 million net charge from our annual reviews and update of assumptions and other refinements, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years and a charge related to an out of period adjustment (see Note 1 to the Unaudited Interim Consolidated Financial Statements), partially offset by a net benefit from the impacts of other refinements. Excluding these impacts, adjusted operating income increased $3 million, primarily reflecting higher net investment spread results and less unfavorable mortality experience, net of reinsurance, partially offset by the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $1 million. Net investment income increased $15 million primarily reflecting higher average invested assets resulting from continued business growth, partially offset by lower income on non-coupon investments and lower prepayment fee income. Premiums increased $7 million primarily driven by growth in our term life insurance business. Policy charges and fee income, asset management and service fees and other income decreased $21 million, reflecting higher cost of reinsurance premiums, partially offset by a higher amortization of unearned revenue reserves and an increase in asset management and service fees and other income from continued business growth.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $38 million. Policyholders’ benefits and interest credited to account balances decreased $53 million primarily reflecting favorable mortality experience and the ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, partially offset by continued business growth. The amortization of DAC decreased $11 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Interest expense increased $17 million related to higher reserve financing costs.

Nine Month Comparison. Revenues decreased $421 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $112 million. Net investment income increased $99 million primarily reflecting higher income on non-coupon investments, higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity, partially offset by lower prepayment fee income. Premiums increased $27 million primarily driven by growth in our term life insurance business. Policy charges and fee income, asset management and service fees and other income decreased $14 million, reflecting higher cost of reinsurance premiums, as discussed above, partially offset by an increase in asset management and service fees and other income from continued business growth.

Benefits and expenses decreased $191 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $109 million. General and administrative expenses, net of capitalization, increased $70 million primarily reflecting higher amortization of VOBA driven by a favorable impact from mortality experience and higher operating expenses including business growth initiatives. Interest expense increased $49 million related to higher reserve financing costs. Policyholders’ benefits and interest credited to account balances increased $4 million, reflecting continued business growth, partially offset by favorable mortality experience and the ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance. The amortization of DAC decreased $14 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$50	$57	$8	$44	$52
Guaranteed Universal Life(1)	3	28	31	6	48	54
Other Universal Life(1)	10	18	28	8	13	21
Variable Life	9	17	26	6	10	16
Total	$29	$113	$142	$28	$115	$143

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$22	$138	$160	$24	$126	$150
Guaranteed Universal Life(1)	13	111	124	19	147	166
Other Universal Life(1)	27	55	82	25	39	64
Variable Life	23	52	75	19	48	67
Total	$85	$356	$441	$87	$360	$447
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 21% and 10% of Guaranteed Universal Life and 1% and 2% of Other Universal Life annualized new business premiums for the three months ended September 30, 2017 and 2016, respectively, and approximately 17% and 11% of Guaranteed Universal Life and 1% and 4% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2017 and 2016, respectively.

Annualized new business premiums for both the third quarter and the first nine months of 2017 decreased compared to the prior year periods primarily driven by lower guaranteed universal life sales, partially offset by higher sales across other products, as a result of certain distribution and product actions implemented to enhance product mix diversification.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues	$1,363	$1,333	$4,108	$4,017
Benefits and expenses	1,302	1,271	3,877	3,840
Adjusted operating income	61	62	231	177
Realized investment gains (losses), net, and related adjustments	(11)	(5)	(23)	9
Related charges	1	0	0	(6)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$51	$57	$208	$180
Benefits ratio(1):
Group life(2)	87.0%	88.6%	88.7%	89.6%
Group disability(2)	78.7%	80.4%	67.1%	70.3%
Total Group Insurance(2)	85.5%	87.1%	84.8%	86.3%
Administrative operating expense ratio(3):
Group life	11.2%	10.6%	10.8%	10.6%
Group disability	29.2%	31.4%	29.2%	31.5%
Total Group Insurance	14.6%	14.3%	14.2%	14.3%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefit ratios for the nine months ended September 30, 2017 and 2016 reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefit ratios were 88.5%, 76.6% and 86.4% for the nine months ended September 30, 2017, respectively, and 88.9%, 80.0% and 87.3% for the nine months ended September 30, 2016, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $1 million, reflecting higher expenses, net of fees, and a lower contribution from net investment spread results, largely offset by more favorable underwriting results in our group disability and group life businesses.

Nine Month Comparison. Adjusted operating income increased $54 million, including favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2017 included a $55 million net benefit from these updates while results for 2016 included a $41 million net benefit. The net benefit in both periods was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased $40 million, primarily reflecting favorable underwriting results in our group disability and group life business, and a larger contribution from net investment spread results, driven by higher returns on non-coupon investments, partially offset by higher expenses, net of fees. The underwriting results in our group disability business reflect increased new business, and more favorable claim experience, while the underwriting results in our group life business primarily reflect the impact of fewer claims.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $30 million. This increase was primarily driven by $33 million of higher premiums and policy charges and fee income, reflecting increases in new business in both our group life and group disability businesses, partially offset by lower income from non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $31 million. The increase reflected higher policyholders’ benefits and changes in reserves in our group disability business, and an increase in general and administrative expenses.

Nine Month Comparison. Revenues increased $91 million. Excluding an unfavorable comparative impact of $37 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $128 million. The increase reflected $104 million of higher premiums and policy charges and fee income, driven by increases in new business in both our group life and group disability businesses, and higher premiums on experience-rated contracts in our group life business with corresponding offsets in benefits and expenses. Net investment income increased $23 million, driven by higher income from non-coupon investments.

Benefits and expenses increased $37 million. Excluding a favorable comparative impact of $51 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $88 million. This increase primarily reflected higher policyholders’ benefits and changes in reserves, driven by higher benefits on group life experience-rated contracts, as discussed above, less favorable claims experience in our group disability business and our non-experience rated group life contracts, and an increase in general and administrative expenses.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Annualized new business premiums(1):
Group life	$23	$29	$265	$285
Group disability	12	13	141	113
Total	$35	$42	$406	$398
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2017, decreased $7 million compared to the three months ended September 30, 2016, primarily driven by lower sales in our group life business, while sales in our group disability business remained relatively flat. Total annualized new business premiums for the nine months ended September 30, 2017, increased $8 million compared to the nine months ended September 30, 2016, primarily driven by sales to new clients in our group disability business, partially offset by lower sales in our group life business, including a single large client sale in 2016.

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

•
In June 2017, LeapFrog Strategic African Investments (LSAI), a fund in which we are the primary investor, signed an agreement to acquire a minority interest in Enterprise Group Limited and affiliates (“Enterprise Group”). Enterprise Group offers financial services including life insurance and pensions for emerging consumers in Ghana. This transaction closed in August 2017.

•
In July 2017, we formed a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which we own a 49% interest, is expected to take a multi-product and multi-channel distribution approach and will leverage CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,627	$2,533	$7,982	$7,509
Gibraltar Life and Other operations	2,749	2,851	8,286	8,262
Total revenues	5,376	5,384	16,268	15,771
Benefits and expenses:
Life Planner operations	2,254	2,142	6,872	6,365
Gibraltar Life and Other operations	2,323	2,462	6,975	7,044
Total benefits and expenses	4,577	4,604	13,847	13,409
Adjusted operating income:
Life Planner operations	373	391	1,110	1,144
Gibraltar Life and Other operations	426	389	1,311	1,218
Total adjusted operating income	799	780	2,421	2,362
Realized investment gains (losses), net, and related adjustments	332	364	782	1,353
Related charges	(6)	(9)	(15)	(25)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	56	23	111	(155)
Change in experience-rated contractholder liabilities due to asset value changes	(56)	(23)	(111)	155
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(15)	(18)	(49)	(37)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,110	$1,117	$3,139	$3,653

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $18 million, including a net unfavorable impact of $5 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income decreased $13 million, primarily reflecting higher legal expenses, partially offset by growth of business in force in our Japan and Brazil operations.

Adjusted operating income from our Gibraltar Life and Other operations increased $37 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $36 million, primarily reflecting lower net expenses, including the absence of certain costs associated with employee benefits plans and office relocations incurred in the prior year period, growth of business in force and improved policyholder experience.

Nine Month Comparison. Adjusted operating income from our Life Planner operations decreased $34 million, including a net unfavorable impact of $27 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $67 million net charge in the second quarter of 2017, including impacts from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, compared to a $38 million net charge in the second quarter of 2016. Excluding the effect of these items, adjusted operating income increased $22 million, primarily reflecting the growth of business in force in our Japan and Brazil operations, improved policyholder experience, and a higher contribution from net investment results, primarily from higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates. These favorable impacts were partially offset by higher expenses including legal costs and expenses supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations increased $93 million, including a net unfavorable impact of $9 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $21 million net benefit in the second quarter of 2017 compared to a $34 million net charge in the second quarter of 2016. Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations increased $47 million, primarily reflecting the growth of business in force, including higher earnings from our indirect investment in AFP Habitat which reflected nine months of income in the current year period compared to seven months of income in the prior year period, improved policyholder experience, and a higher contribution from net investment results, primarily from investment portfolio growth related to the growth of business in force and higher net prepayment fee income, partially offset by lower reinvestment rates. These favorable impacts were partially offset by the absence of a gain on the sale of a home office property in Japan in the prior year period.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $94 million including a net unfavorable impact of $68 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $162 million. This increase was primarily driven by higher premiums and policy charges and fee income of $123 million related to the growth of business in force, as discussed above. Net investment income increased $40 million, primarily reflecting higher income on non-coupon investments and investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $112 million including a net favorable impact of $63 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $175 million. Policyholder benefits, including changes in reserves, increased $103 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $59 million primarily due to higher operating expenses, including legal costs and expenses supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $102 million, including a net unfavorable impact of $100 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues decreased $2 million.

Benefits and expenses of our Gibraltar Life and Other operations decreased $139 million, including a net favorable impact of $101 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses decreased $38 million. Policyholder benefits, including changes in reserves, decreased $27 million primarily driven by improved policyholder experience, partially offset by business growth.

Nine Month Comparison. Revenues from our Life Planner operations increased $473 million including a net unfavorable impact of $56 million from currency fluctuations and a net benefit of $15 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $514 million. This increase was primarily driven by higher premiums and policy charges and fee income of $378 million related to the growth of business in force, as discussed above. Net investment income increased $108 million, primarily reflecting higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates.

Benefits and expenses of our Life Planner operations increased $507 million, including a net favorable impact of $29 million from currency fluctuations and a net charge of $44 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $492 million. Policyholder benefits, including changes in reserves, increased $297 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $154 million primarily due to higher operating expenses, including legal costs and expenses supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $24 million, including a net unfavorable impact of $96 million from currency fluctuations and a net benefit of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $107 million. This increase was primarily driven by higher premiums and policy charges and fee income of $58 million related to the growth of business in force, as discussed above. Net investment income increased $93 million, primarily reflecting investment portfolio growth related to the growth of business in force and higher net prepayment fee income, partially offset by lower reinvestment rates.

Benefits and expenses of our Gibraltar Life and Other operations decreased $69 million, including a net favorable impact of $87 million from currency fluctuations and a net benefit of $42 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $60 million, driven by an increase of $54 million in policyholder benefits, including changes in reserves, related to business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$277	$323	$1,098	$947
Gibraltar Life	400	460	1,241	1,318
Total	$677	$783	$2,339	$2,265
On a constant exchange rate basis:
Life Planner operations	$272	$308	$1,087	$939
Gibraltar Life	399	450	1,244	1,317
Total	$671	$758	$2,331	$2,256

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the extremely low interest rate environment. We regularly examine our product offerings and their related profitability and, as a result, we have repriced or discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in an increase in sales of products denominated in U.S. dollars relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$154	$29	$69	$20	$272	$180	$28	$78	$22	$308
Gibraltar Life:
Life Consultants	$82	$11	$27	$59	$179	$87	$13	$30	$64	$194
Banks(2)	149	0	8	14	171	141	0	17	28	186
Independent Agency	26	3	14	6	49	36	6	21	7	70
Subtotal	257	14	49	79	399	264	19	68	99	450
Total	$411	$43	$118	$99	$671	$444	$47	$146	$121	$758
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 70%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2017, and 12% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2016.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $36 million primarily reflecting lower current quarter sales of yen-denominated life and retirement products.

The decrease in the current quarter primarily resulted from accelerated sales in our Japan operations in the first half of the year in advance of premium rate increases on yen-based products in April of 2017. The decrease was partially offset by higher sales of U.S. dollar-denominated whole life products in our Japan operations and higher sales across various product lines in our Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $51 million. Life Consultant sales decreased $15 million, primarily reflecting lower current quarter sales of yen-denominated whole life and term life products after the April 2017 repricing discussed above, partially offset by higher sales of U.S. dollar-denominated whole life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. Bank channel sales decreased $15 million primarily from lower sales of U.S. dollar-denominated retirement and annuity products due to increased competition, and lower sales of yen-denominated whole life products. This decrease was partially offset by higher sales of U.S. dollar-denominated whole life products. Independent Agency sales decreased $21 million, primarily reflecting lower current quarter sales of yen-denominated whole life and term life products after the April 2017 repricing discussed above and lower sales of U.S. dollar-denominated retirement products. The decrease was partially offset by higher sales of U.S. dollar-denominated whole life products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$649	$94	$280	$64	$1,087	$550	$85	$247	$57	$939
Gibraltar Life:
Life Consultants	$285	$39	$86	$168	$578	$265	$39	$85	$174	$563
Banks(2)	390	0	25	51	466	392	0	57	110	559
Independent Agency	113	17	52	18	200	95	19	51	30	195
Subtotal	788	56	163	237	1,244	752	58	193	314	1,317
Total	$1,437	$150	$443	$301	$2,331	$1,302	$143	$440	$371	$2,256
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 62%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2017, and 8% and 53%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2016.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $148 million. The increase primarily reflected an increase in sales of yen-denominated term life and retirement products and U.S. dollar-denominated whole life and retirement products. The increase also reflected higher sales in our Korea and Brazil operations across various product lines.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $73 million. Life Consultant sales increased $15 million, primarily from higher sales of U.S. dollar-denominated whole life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. This increase was partially offset by lower sales of yen-denominated whole life and term life products. Bank channel sales decreased $93 million primarily from lower sales of U.S. dollar-denominated retirement and annuity products due to increased competition, lower sales of yen-denominated whole life products following the April 2017 repricing, and the suspension of sales of yen-denominated annuity products in response to the low interest rate environment. This decrease was partially offset by higher sales of U.S. dollar-denominated whole life products. Independent Agency sales increased $5 million, primarily from higher sales of U.S. dollar-denominated whole life products, partially offset by lower sales of Australian dollar-denominated annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating results:
Capital debt interest expense	$(178)	$(172)	$(522)	$(515)
Operating debt interest expense, net of investment income	25	0	68	(24)
Pension and employee benefits	43	22	116	70
Other corporate activities(1)	(200)	(263)	(636)	(671)
Adjusted operating income	(310)	(413)	(974)	(1,140)
Realized investment gains (losses), net, and related adjustments	(100)	(208)	(375)	(2,966)
Related charges	6	(18)	(21)	12
Divested businesses	10	56	51	76
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(7)	(2)	(16)	(2)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(401)	$(585)	$(1,335)	$(4,020)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $103 million. Net charges from other corporate activities decreased $63 million, primarily reflecting lower costs for employee compensation plans tied to Company stock returns as well as decreases in other corporate expenses, partially offset by increased expenses related to corporate initiatives. Results for operating debt interest expense, net of investment income, improved $25 million, including higher net investment income primarily from income on non-coupon investments and highly liquid assets. Results from pension and employee benefits increased $21 million, primarily reflecting higher income from our qualified pension plan, including higher expected earnings on plan assets driven by a decline in interest rates in 2016, and lower interest costs on plan obligations. Capital debt interest expense increased $6 million.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $166 million. Results for operating debt interest expense, net of investment income, improved $92 million, primarily reflecting higher investment income, driven by the absence of a non-coupon investment loss incurred in the prior year period and higher income on highly liquid assets, and lower operating debt interest expense including efforts in 2016 to reduce leverage through senior debt maturities and early extinguishment of debt. Net charges from other corporate activities decreased $35 million, primarily reflecting the absence of costs associated with the early extinguishment of certain debt incurred in the prior year period, and decreases in other corporate expenses. The decreased charges were partially offset by certain long-term compensation program changes in the first quarter of 2017, discussed below, higher costs for employee compensation plans tied to equity market and Company stock returns, and increased expenses related to corporate initiatives. Results from pension and employee benefits increased $46 million, primarily reflecting higher income from our qualified pension plan, including higher expected earnings on plan assets driven by a decline in interest rates in 2016, and lower interest costs on plan obligations. Capital debt interest expense increased $7 million.

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

As a result of the plan modifications, results for the nine months ended September 30, 2017 include $37 million of expenses that would have been recorded in the following three months under the prior requisite service period requirements. Of this $37 million, $13 million would have been recorded in Corporate and Other, and the remaining $24 million would have been recorded within the other business segments in the following three months under the prior requisite service period requirements.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $103 million and $143 million for the three and nine months ended September 30, 2017, respectively, and net losses of $103 million and $2,128 million for the three and nine months ended September 30, 2016, respectively, related to our Capital Protection Framework. The comparative variance between the first nine months of 2017 and the prior year period is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment. For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Long-Term Care	$10	$58	$53	$85
Other	0	(2)	(2)	(9)
Total divested businesses income (loss) excluded from adjusted operating income	$10	$56	$51	$76

Long-Term Care. Results for the third quarter of 2017 decreased compared to the prior year period, primarily reflecting less favorable policy experience and lower net investment income. Results for the first nine months of 2017 decreased compared to the prior year period, primarily reflecting lower net realized investment gains, driven by the change in the market values of derivatives used in duration management, and less favorable policy experience. This decrease was partially offset by higher net investment income and a favorable comparative impact from our annual reviews and update of assumptions and other refinements.

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

As of September 30, 2017, the excess of actual cumulative earnings over the expected cumulative earnings was $1,710 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,518 million at September 30, 2017, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
	(in millions)
U.S. GAAP results:
Revenues	$1,376	$1,481	$4,382	$4,156
Benefits and expenses	1,343	1,450	4,333	4,230
Income (loss) before income taxes and equity in earnings of operating joint ventures	$33	$31	$49	$(74)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income before income taxes and equity in earnings of operating joint ventures increased $2 million. Results for the third quarter of 2017 reflected a $46 million decrease in net realized investment gains, primarily due to unfavorable changes in the value of derivatives used in risk management activities, partially offset by higher gains from sales of fixed maturities. Net investment income decreased $36 million, primarily driven by lower income on non-coupon investments and lower reinvestment rates, partially offset by higher prepayment income. Net insurance activity results increased $10 million, primarily due to lower benefit payments. As a result of the above and other variances, a $13 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2017, compared to a $54 million increase in the third quarter of 2016. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Nine Month Comparison. Income before income taxes and equity in earnings of operating joint ventures increased $123 million. Results for the first nine months of 2017 reflected a $257 million increase in net realized investment gains and related activity, primarily due to higher gains from sales of equity securities and fixed maturities, partially offset by unfavorable changes in the value of derivatives used in risk management activities. Net investment income increased $30 million, primarily driven by higher income on non-coupon investments and higher prepayment income, partially offset by lower reinvestment rates. As a result of the above and other variances, a $64 million increase in the policyholder dividend obligation was recorded in the first nine months of 2017, compared to a $123 million reduction in the first nine months of 2016.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $105 million, primarily due to decreases of $46 million in net realized investment gains and $36 million in net investment income, as discussed above, as well as a $20 million decrease in premiums due to a runoff of policies in force.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $107 million, primarily due to a $71 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $29 million, primarily due to the runoff of policies in force, as discussed above.

Nine Month Comparison. Revenues increased $226 million, primarily due to increases of $202 million in net realized investment gains, $55 million in other revenue and $30 million in net investment income, as discussed above. Partially offsetting these increases was a decrease in premiums of $61 million, primarily due to run off of policies in force.

Benefits and expenses increased $103 million, primarily due to a $172 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings. Partially offsetting this increase was a decrease in policyholders’ benefits, including changes in reserves, of $51 million, primarily due to the runoff of policies in force, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$29	$14	$219	$516
Derivatives	(51)	(22)	(136)	(130)
Commercial mortgages and other loans	(5)	(6)	(6)	(10)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	25	24	(77)	(417)
Net gains (losses)	$(2)	$10	$0	$(41)
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$56	$23	$111	$(155)
Change in experience-rated contractholder liabilities due to asset value changes	(56)	(23)	(111)	155
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$85	$37	$330	$361
Derivatives	(51)	(22)	(136)	(130)
Commercial mortgages and other loans	(5)	(6)	(6)	(10)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(31)	1	(188)	(262)
Net gains (losses)	$(2)	$10	$0	$(41)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $9 million and less than $1 million as of September 30, 2017 and 2016, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $8 million and $5 million for the three months ended September 30, 2017 and 2016, respectively, and decreases of $3 million and increases of $51 million for the nine months ended September 30, 2017 and 2016, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

The net impacts, for the Retirement segment, of changes in experience-rated contractholder liabilities and investment gains (losses) on trading account assets supporting insurance liabilities and other related investments reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans.

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

	As of September 30, 2017				As of December 31, 2016
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$298,701	$7,210	$41,399	$1,847	$282,515	$5,501	$38,904	$1,356
Trading account assets:
Fixed maturities	23,096	1,285	198	1	23,143	747	160	0
Equity securities	2,525	446	136	97	2,267	429	124	58
All other(2)	2,076	6	0	0	1,760	1	0	0
Subtotal	27,697	1,737	334	98	27,170	1,177	284	58
Equity securities, available-for- sale	7,348	267	2,391	14	7,176	253	2,572	12
Commercial mortgage and other loans	340	0	0	0	519	0	0	0
Other long-term investments	217	95	0	0	146	7	3	0
Short-term investments	4,470	5	205	0	6,383	1	799	0
Cash equivalents	7,432	53	637	40	7,108	0	1,198	0
Other assets	0	0	0	0	0	0	0	0
Separate account assets	275,228	2,283	0	0	262,017	1,849	0	0
Total assets	$621,433	$11,650	$44,966	$1,999	$593,034	$8,788	$43,760	$1,426
Future policy benefits	$8,537	$8,537	$0	$0	$8,238	$8,238	$0	$0
Other liabilities(2)	762	39	0	0	368	22	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,194	1,194	0	0	1,839	1,839	0	0
Total liabilities	$10,493	$9,770	$0	$0	$10,445	$10,099	$1	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.9% and 4.4%, respectively, as of September 30, 2017, and 1.5% and 3.3%, respectively, as of December 31, 2016.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $6.8 billion of public fixed maturities as of September 30, 2017, with values primarily based on indicative broker quotes, and approximately $1.7 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

The impact that fair value changes of fixed maturity and equity securities have on the results of operations is dependent on the classification of the security as trading, available-for-sale, or held-to-maturity. For investments classified as trading, changes in fair value are recorded within “Other income.” For investments classified as available-for-sale, changes in fair value are recorded as an unrealized gain or loss in AOCI, a separate component of equity. Investments classified as held-to-maturity are carried at amortized cost and the changes in fair value have no impact on the results of operations.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $8.5 billion as of September 30, 2017. For additional information, see “—Results of Operations by Segment—U.S. Retirement Solutions and Investment Management Division—Individual Annuities.”

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

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments and related charges and adjustments. OTTI, interest rate-related losses and credit-related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. Additionally, adjusted operating income generally excludes realized investment gains and losses from products that contain embedded derivatives and from associated derivative portfolios that are part of an asset-liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. For additional details regarding adjusted operating income, see Note 11 to the Unaudited Interim Consolidated Financial Statements.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$1,501	$660	$481	$3,867
Closed Block division	107	153	462	260
Consolidated realized investment gains (losses), net	$1,608	$813	$943	$4,127
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$148	$308	$462	$661
Equity securities	235	44	309	19
Commercial mortgage and other loans	22	6	48	35
Derivative instruments	1,097	304	(338)	3,210
Other	(1)	(2)	0	(58)
Total	$1,501	$660	$481	$3,867
Related adjustments	(106)	(437)	(529)	(1,424)
Realized investment gains (losses), net, and related adjustments	1,395	223	(48)	2,443
Related charges	(231)	426	571	(1,096)
Realized investment gains (losses), net, and related charges and adjustments	$1,164	$649	$523	$1,347
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$80	$57	$169	$64
Equity securities	81	80	427	204
Commercial mortgage and other loans	(1)	(1)	1	1
Derivative instruments	(53)	19	(125)	8
Other	0	(2)	(10)	(17)
Total	$107	$153	$462	$260

PFI excluding Closed Block Division—Realized Investments Gains (Losses)

The following table sets forth net realized gains (losses) on fixed maturity securities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$263	$356	914	$1,051
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(18)	(16)	(83)	(101)
Gross losses on sales and maturities	(97)	(32)	(361)	(278)
Credit-related losses on sales	0	0	(8)	(11)
Total gross realized investment losses	(115)	(48)	(452)	(390)
Realized investment gains (losses), net—Fixed Maturity Securities	$148	$308	462	$661
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$166	$324	$553	$773
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

2017 to 2016 Three Month Comparison

Net gains on sales and maturities of fixed maturity securities were $166 million and $324 million in the third quarter of 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $235 million in the third quarter of 2017, primarily driven by net gains on sales of $247 million within our International Insurance segment, offset by OTTI of $12 million. Net realized gains on equity securities were $44 million in the third quarter of 2016, primarily driven by net gains on sales of $64 million, offset by OTTI of $20 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the third quarter of 2017 were $22 million. This included gains associated with servicing revenue of approximately $19 million in our Asset Management business. Net realized gains on commercial mortgage and other loans in the third quarter of 2016 were $6 million. This included gains associated with servicing revenue of $14 million in our Asset Management business, partially offset by an increase in the allowance for losses of $6 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized gains on derivatives were $1,097 million and $304 million in the third quarter of 2017 and 2016, respectively. The net derivative gains in the third quarter of 2017 primarily reflected $1,294 million of gains on product related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; and $37 million of gains primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”) which are accounted for as derivatives. Partially offsetting these gains were net losses of $158 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies; and losses of $93 million on equity futures and options as the equity index increased. The net derivative gains in the third quarter of 2016 primarily reflected $319 million of gains on derivatives in Japan operations as the Japanese yen strengthened against various currencies; $45 million of gains of interest rate derivatives used to manage duration as longer-term swap rates decreased; and $40 million of gains primarily representing the fees earned on GICs. Partially offsetting these gains were $96 million of losses on Japan net long duration derivatives as Japan swap rates increased.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2017 included net negative related adjustments of $106 million, compared to $437 million for the third quarter of 2016. Results for the third quarter of 2017 were primarily driven by settlements and changes in value related to interest rate and currency derivatives, while the results for the third quarter of 2016 were primarily driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the third quarter of 2017 included a net related charge of $231 million, compared to a net related benefit of $426 million for the third quarter of 2016. Current period results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves while prior period results were driven by a benefit of $515 million related to the ALM strategy that was implemented in the Individual Annuities segment in the third quarter of 2016.

2017 to 2016 Nine Month Comparison

Net gains on sales and maturities of fixed maturity securities were $553 million and $773 million in the first nine months of 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $309 million in the first nine months of 2017, primarily driven by net gains on sales of $329 million, offset by OTTI of $20 million. Net realized gains on equity securities were $19 million in the first nine months of 2016, primarily driven by net gains on sales of $74 million, offset by OTTI of $55 million. See below for additional information regarding OTTI of equity securities.

Net realized gains on commercial mortgage and other loans in the first nine months of 2017 were $48 million, primarily driven by servicing revenue of approximately $45 million in our Asset Management business, partially offset by an increase in the allowance for losses of $3 million. Net realized gains on commercial mortgage and other loans in the first nine months of 2016 were $35 million, primarily driven by servicing revenue of $36 million in our Asset Management business. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized losses on derivatives were $338 million in the first nine months of 2017, compared to net realized gains of $3,210 million in the first nine months of 2016. The net derivative losses in the first nine months of 2017 reflected $443 million of losses on product related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; $352 million of losses on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies; and losses of $93 million on equity futures and options as the equity index increased. Partially offsetting these losses were net gains of $294 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates declined; net gains of $117 million on currency derivatives primarily in Japan operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies; and net gains of $116 million primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. The net derivative gains in the first nine months of 2016 primarily reflected $1,351 million of gains on interest rate derivatives used to manage duration as swap rates decreased; $1,348 million of gains on product related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; and $116 million of gains primarily representing the fees earned on GICs.

Results for the first nine months of 2017 and 2016 included net negative related adjustments of $529 million and $1,424 million, respectively. Results for both periods were driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net” as well as settlements on interest rate and currency derivatives.

Results for the first nine months of 2017 included a net related benefit of $571 million, compared to a net related charge of $1,096 million for the first nine months of 2016. Results for both periods were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves including, for the first nine months of 2016, a benefit of $515 million related to the ALM strategy that was implemented in the Individual Annuities segment during the third quarter of 2016.

PFI excluding Closed Block Division—OTTI

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Public fixed maturity securities	$3	$13	$18	$51
Private fixed maturity securities	15	3	65	50
Total fixed maturity securities	18	16	83	101
Equity securities	12	20	20	55
Other invested assets(1)	4	11	12	51
Total(2)	$34	$47	$115	$207
__________

(1)	Includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$10	$1	$34	$2
Due to securities actively marketed for sale	5	1	11	26
Due to credit events or adverse conditions of the respective issuer(1)	3	14	38	73
Total fixed maturity securities(2)	$18	$16	$83	$101
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

2017 to 2016 Three Month Comparison

Fixed maturity security OTTI in the third quarter of 2017 were concentrated in the capital goods, industrial and energy sectors within corporate securities and were related to securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the third quarter of 2016 were concentrated in the capital goods and foreign agency sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in both the third quarter of 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the third quarter of 2017 and 2016 were primarily driven by the extent and duration of declines in values of investments in private equity limited partnerships.

2017 to 2016 Nine Month Comparison

Fixed maturity security OTTI in the first nine months of 2017 were concentrated in the energy, capital goods and finance sectors within corporate securities. These OTTI were related to credit events or other adverse conditions of the respective issuers as well as securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the first nine months of 2016 were concentrated in the energy, capital goods and foreign agency sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.
Equity security OTTI in both the first nine months of 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI in both the first nine months of 2017 and 2016 were primarily driven by the extent and duration of declines in values of investments in private equity limited partnerships.

Closed Block Division—Realized Investments Gains (Losses) and OTTI

Net realized gains on fixed maturity securities of $80 million for the third quarter of 2017 were primarily due to net gains of $84 million on sales and maturities, offset by OTTI of $4 million. Net realized gains on fixed maturity securities of $57 million for the third quarter of 2016 were primarily due to net gains on sales and maturities of $70 million, partially offset by OTTI of $13 million. Net realized gains on fixed maturity securities of $169 million for the first nine months of 2017 were primarily due to net gains of $208 million on sales and maturities, offset by OTTI of $39 million. Net realized gains on fixed maturity securities of $64 million for the first nine months of 2016 were primarily due to net gains on sales and maturities of $137 million, partially offset by OTTI of $65 million.

Net realized gains on equity securities were $81 million in the third quarter of 2017, primarily driven by net gains on sales. Net realized gains on equity securities were $80 million in the third quarter of 2016, primarily driven by net gains on sales of $83 million, offset by OTTI of $3 million. Net realized gains on equity securities were $427 million in the first nine months of 2017, primarily driven by net gains on sales of $430 million, offset by OTTI of $3 million. Net realized gains on equity securities were $204 million in the first nine months of 2016, primarily driven by net gains on sales of $214 million, offset by OTTI of $10 million.

Net realized losses on derivatives were $53 million in the third quarter of 2017, compared to net realized gains of $19 million in the third quarter of 2016. Derivative losses in the third quarter of 2017 primarily reflect $50 million of losses on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Derivative gains in the third quarter of 2016 primarily reflect $18 million of gains on interest rate derivatives used to manage duration as longer-term swap rates decreased. Net realized losses on derivatives were $125 million in the first nine months of 2017, compared to net realized gains of $8 million in the first nine months of 2017 and 2016, respectively. Derivative losses in the first nine months of 2017 primarily reflect $124 million of losses on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Derivative gains in the first nine months of 2016 primarily reflect $17 million of gains on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies; and $15 million of gains on interest rate derivatives used to manage duration as swap rates decreased. Partially offsetting these gains is $28 million of losses on the net-short treasury futures used to manage duration as treasury rates decreased.

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

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$254,689	64.2%	$27,334	$282,023
Public, held-to-maturity, at amortized cost	1,767	0.4	0	1,767
Private, available-for-sale, at fair value	43,582	11.0	14,065	57,647
Private, held-to-maturity, at amortized cost	317	0.1	0	317
Trading account assets supporting insurance liabilities, at fair value	22,126	5.6	0	22,126
Other trading account assets, at fair value	1,913	0.5	334	2,247
Equity securities, available-for-sale, at fair value	7,334	1.8	2,391	9,725
Commercial mortgage and other loans, at book value	45,661	11.5	9,332	54,993
Policy loans, at outstanding balance	7,195	1.8	4,570	11,765
Other long-term investments(1)	7,310	1.8	3,167	10,477
Short-term investments	5,088	1.3	398	5,486
Total general account investments	396,982	100.0%	61,591	458,573
Invested assets of other entities and operations(2)	6,318		0	6,318
Total investments	$403,300		$61,591	$464,891

	December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$243,201	64.2%	$24,917	$268,118
Public, held-to-maturity, at amortized cost	1,772	0.5	0	1,772
Private, available-for-sale, at fair value	39,074	10.3	13,987	53,061
Private, held-to-maturity, at amortized cost	372	0.1	0	372
Trading account assets supporting insurance liabilities, at fair value	21,840	5.8	0	21,840
Other trading account assets, at fair value	1,521	0.4	284	1,805
Equity securities, available-for-sale, at fair value	7,163	1.9	2,572	9,735
Commercial mortgage and other loans, at book value	42,771	11.2	9,437	52,208
Policy loans, at outstanding balance	7,095	1.9	4,660	11,755
Other long-term investments(1)	7,231	1.9	3,020	10,251
Short-term investments	6,657	1.8	837	7,494
Total general account investments	378,697	100.0%	59,714	438,411
Invested assets of other entities and operations(2)	5,829		0	5,829
Total investments	$384,526		$59,714	$444,240
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2017 was primarily due to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 13 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2017 and December 31, 2016, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$128,944	$123,285
Public, held-to-maturity, at amortized cost	1,767	1,772
Private, available-for-sale, at fair value	14,400	11,646
Private, held-to-maturity, at amortized cost	317	372
Trading account assets supporting insurance liabilities, at fair value	2,469	2,166
Other trading account assets, at fair value	460	434
Equity securities, available-for-sale, at fair value	2,324	2,654
Commercial mortgage and other loans, at book value	13,613	11,700
Policy loans, at outstanding balance	2,509	2,369
Other long-term investments(1)	2,101	1,186
Short-term investments	144	398
Total Japanese general account investments	$169,048	$157,982
__________

(1)	Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2017 was primarily attributable to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar.

As of September 30, 2017, our Japanese insurance operations had $62.0 billion, at carrying value, of investments denominated in U.S. dollars, including $5.7 billion that were hedged to yen through third-party derivative contracts and $43.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2016, our Japanese insurance operations had $55.7 billion, at carrying value, of investments denominated in U.S. dollars, including $5.3 billion that were hedged to yen through third-party derivative contracts and $36.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $6.3 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2016, was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.8 billion and $11.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2017 and December 31, 2016, respectively. The $0.8 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2016, was primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar, portfolio growth as a result of net business inflows and the reinvestment of net investment income. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

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

2017 to 2016 Three Month Comparison

	Three Months Ended September 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.52%	$1,608	3.01%	$918	3.82%	$2,526	$446	$2,972
Trading account assets supporting insurance liabilities	3.52	172	2.22	14	3.38	186	0	186
Equity securities	6.29	64	6.22	23	6.27	87	12	99
Commercial mortgage and other loans	4.06	324	3.91	130	4.02	454	112	566
Policy loans	5.29	62	3.97	24	4.83	86	67	153
Short-term investments and cash equivalents	1.30	40	1.15	3	1.29	43	6	49
Other investments	4.78	78	4.19	27	4.61	105	70	175
Gross investment income	4.27	2,348	3.14	1,139	3.82	3,487	713	4,200
Investment expenses	(0.15)	(83)	(0.12)	(48)	(0.14)	(131)	(47)	(178)
Investment income after investment expenses	4.12%	2,265	3.02%	1,091	3.68%	3,356	666	4,022
Investment results of other entities and operations(2)		54		0		54	0	54
Total investment income		$2,319		$1,091		$3,410	$666	$4,076

	Three Months Ended September 30, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.57%	$1,539	3.04%	$898	3.86%	$2,437	$433	$2,870
Trading account assets supporting insurance liabilities	3.89	189	2.23	13	3.72	202	0	202
Equity securities	6.51	60	5.19	22	6.10	82	13	95
Commercial mortgage and other loans	4.18	317	4.17	115	4.18	432	117	549
Policy loans	5.44	63	3.99	26	4.93	89	70	159
Short-term investments and cash equivalents	0.64	31	0.52	2	0.63	33	5	38
Other investments	11.33	160	3.41	25	8.65	185	103	288
Gross investment income	4.36	2,359	3.15	1,101	3.89	3,460	741	4,201
Investment expenses	(0.13)	(63)	(0.12)	(43)	(0.13)	(106)	(39)	(145)
Investment income after investment expenses	4.23%	2,296	3.03%	1,058	3.76%	3,354	702	4,056
Investment results of other entities and operations(2)		17		0		17	0	17
Total investment income		$2,313		$1,058		$3,371	$702	$4,073
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

(2)	Includes net investment income of our asset management operations and derivative operations.

(3)	The total yield was 3.84% and 3.95% for the three months ended September 30, 2017 and 2016, respectively.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily the result of lower yields from non-coupon investments and lower fixed maturity prepayment fees and call premiums.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily attributable to lower fixed income reinvestment rates mostly offset by higher yields from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $42.6 billion and $38.6 billion for the three months ended September 30, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.6 billion and $9.7 billion for the three months ended September 30, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations—Impact of Foreign Currency Exchange Rates.”

2017 to 2016 Nine Month Comparison

	Nine Months Ended September 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.57%	$4,790	3.05%	$2,704	3.88%	$7,494	$1,315	$8,809
Trading account assets supporting insurance liabilities	3.60	523	2.00	35	3.43	558	0	558
Equity securities	6.58	195	5.30	59	6.23	254	40	294
Commercial mortgage and other loans	4.08	954	4.07	380	4.07	1,334	343	1,677
Policy loans	5.38	187	3.98	72	4.90	259	202	461
Short-term investments and cash equivalents	1.23	107	1.33	10	1.24	117	19	136
Other investments	7.41	363	6.31	100	7.15	463	196	659
Gross investment income	4.40	7,119	3.21	3,360	3.93	10,479	2,115	12,594
Investment expenses	(0.14)	(226)	(0.12)	(135)	(0.13)	(361)	(132)	(493)
Investment income after investment expenses	4.26%	6,893	3.09%	3,225	3.80%	10,118	1,983	12,101
Investment results of other entities and operations(2)		125		0		125	0	125
Total investment income		$7,018		$3,225		$10,243	$1,983	$12,226

	Nine Months Ended September 30, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.61%	$4,482	3.10%	$2,576	3.92%	$7,058	$1,280	$8,338
Trading account assets supporting insurance liabilities	3.80	540	2.01	32	3.61	572	0	572
Equity securities	6.83	183	4.75	56	6.19	239	46	285
Commercial mortgage and other loans	4.31	973	4.25	329	4.29	1,302	357	1,659
Policy loans	5.46	188	3.96	71	4.95	259	210	469
Short-term investments and cash equivalents	0.58	81	0.64	6	0.59	87	16	103
Other investments	5.02	208	4.65	99	4.90	307	162	469
Gross investment income	4.23	6,655	3.23	3,169	3.85	9,824	2,071	11,895
Investment expenses	(0.14)	(187)	(0.12)	(122)	(0.13)	(309)	(118)	(427)
Investment income after investment expenses	4.09%	6,468	3.11%	3,047	3.72%	9,515	1,953	11,468
Investment results of other entities and operations(2)		64		0		64	0	64
Total investment income		$6,532		$3,047		$9,579	$1,953	$11,532
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

(2)	Includes net investment income of our asset management operations and derivative operations.

(3)	The total yield was 3.94% and 3.87% for the nine months ended September 30, 2017 and 2016, respectively.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily the result of higher yields from non-coupon investments, partially offset by lower fixed maturity prepayment fees and call premiums.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily attributable to lower fixed income reinvestment rates, partially offset by higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $41.2 billion and $37.1 billion for the nine months ended September 30, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.5 billion and $9.5 billion for the nine months ended September 30, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations—Impact of Foreign Currency Exchange Rates.”

Retail-Related Investments

As of September 30, 2017, PFI excluding the Closed Block division had retail-related investments of approximately $15 billion consisting primarily of $7 billion of corporate fixed maturities of which 89% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 49% and weighted-average debt service coverage ratio of 2.42 times; and $1 billion of real estate held through direct ownership and real estate-related joint ventures and limited partnerships.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 90% and 10% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality.”

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

Fixed Maturity Securities

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2017				December 31, 2016
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$25,833	$1,581	$102	$27,312	$24,324	$1,260	$322	$25,262
Consumer non-cyclical	24,473	2,192	161	26,504	22,941	1,918	423	24,436
Utility	21,975	1,972	153	23,794	19,618	1,556	385	20,789
Capital goods	11,085	998	74	12,009	10,936	911	236	11,611
Consumer cyclical	10,709	827	74	11,462	10,348	792	143	10,997
Foreign agencies	5,681	980	18	6,643	5,423	1,035	41	6,417
Energy	10,049	867	166	10,750	9,220	774	275	9,719
Communications	5,839	658	65	6,432	6,227	667	121	6,773
Basic industry	6,020	497	46	6,471	5,843	401	114	6,130
Transportation	8,063	720	40	8,743	7,442	625	116	7,951
Technology	4,167	268	34	4,401	3,775	251	66	3,960
Industrial other	3,820	291	38	4,073	3,653	226	92	3,787
Total corporate securities	137,714	11,851	971	148,594	129,750	10,416	2,334	137,832
Foreign government(3)	87,465	15,983	439	103,009	80,309	16,967	344	96,932
Residential mortgage-backed(4)	4,184	216	7	4,393	4,352	256	13	4,595
Asset-backed	7,458	167	10	7,615	8,182	193	26	8,349
Commercial mortgage-backed	8,662	218	54	8,826	8,883	195	86	8,992
U.S. Government	15,969	3,109	544	18,534	17,090	2,725	924	18,891
State & Municipal	8,914	880	19	9,775	8,648	642	82	9,208
Total(5)	$270,366	$32,424	$2,044	$300,746	$257,214	$31,394	$3,809	$284,799
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $391 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of September 30, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(3)
As of both September 30, 2017 and December 31, 2016, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% of the balance.

(4)	As of September 30, 2017 and December 31, 2016, based on amortized cost, more than 99% and 95% were rated A or higher, respectively.

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

The increase in net unrealized gains from December 31, 2016 to September 30, 2017 was primarily due to a decrease in U.S. interest rates and credit spread tightening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2017				December 31, 2016
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$205,991	$27,209	$1,408	$231,792	$195,279	$26,886	$2,425	$219,740
2	50,953	4,392	428	54,917	49,286	3,728	1,081	51,933
Subtotal High or Highest Quality Securities(5)	256,944	31,601	1,836	286,709	244,565	30,614	3,506	271,673
3	8,909	523	103	9,329	8,546	454	182	8,818
4	3,410	208	64	3,554	2,878	200	82	2,996
5	876	52	34	894	879	73	28	924
6	227	40	7	260	346	53	11	388
Subtotal Other Securities(6)(7)	13,422	823	208	14,037	12,649	780	303	13,126
Total Fixed Maturities	$270,366	$32,424	$2,044	$300,746	$257,214	$31,394	$3,809	$284,799
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of September 30, 2017 and December 31, 2016, 808 securities with amortized cost of $4,960 million (fair value, $5,006 million) and 918 securities with amortized cost of $4,634 million (fair value, $4,759 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $391 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of September 30, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(4)
As of September 30, 2017, includes gross unrealized losses of $105 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2016, includes gross unrealized losses of $149 million on public fixed maturities and $154 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of September 30, 2017, includes $220,973 million of public fixed maturities and $35,971 million of private fixed maturities and, as of December 31, 2016, includes $211,753 million of public fixed maturities and $32,812 million of private fixed maturities.

(6)
On an amortized cost basis, as of September 30, 2017, includes $7,560 million of public fixed maturities and $5,862 million of private fixed maturities and, as of December 31, 2016, includes $7,170 million of public fixed maturities and $5,479 million of private fixed maturities.

(7)
On an amortized cost basis, as of September 30, 2017, securities considered below investment grade based on lowest of external rating agency ratings, total $14,412 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2017				December 31, 2016
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,653	$6,687	$7,808	$7,966	$7,147	$7,200	$7,955	$8,063
AA	425	445	822	828	463	473	877	880
A	43	50	23	23	56	62	42	41
BBB	51	53	9	9	58	58	9	8
BB and below	286	380	0	0	458	556	0	0
Total(4)	$7,458	$7,615	$8,662	$8,826	$8,182	$8,349	$8,883	$8,992
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2017, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of September 30, 2017 and December 31, 2016, based on amortized cost, 77% and 76%, respectively, were collateralized loan obligations rated A or higher.

(3)	As of September 30, 2017 and December 31, 2016, based on amortized cost, 95% and 93%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations and securities classified as trading.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative, we may sell credit protection on an identified name or a broad-based index, and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives have a remaining term to maturity of thirty years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”

As of September 30, 2017 and December 31, 2016, PFI excluding the Closed Block division had $590 million and $162 million of notional amounts of exposure, where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of $7 million and less than $1 million. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of less than $1 million and $2 million for the three months ended September 30, 2017 and 2016 and a gain of $1 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively. December 31, 2016 excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance, which was terminated as of September 30, 2017. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this derivative.

In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of September 30, 2017 and December 31, 2016, PFI excluding the Closed Block division had $100 million and $141 million of notional amounts, respectively, reported at fair value as a liability of $3 million and $4 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of less than $1 million and $1 million for the three months ended September 30, 2017 and 2016 and a loss of $2 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.

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

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $18 million and $16 million for the three months ended September 30, 2017 and 2016, respectively, and $83 million and $101 million for the nine months ended September 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.
Trading Account Assets Supporting Insurance Liabilities (TAASIL)

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$626	$626	$655	$655
Fixed maturities:
Corporate securities	13,811	14,115	13,903	13,997
Commercial mortgage-backed securities	2,154	2,183	2,032	2,052
Residential mortgage-backed securities	999	1,010	1,142	1,150
Asset-backed securities	1,190	1,216	1,333	1,349
Foreign government bonds	1,019	1,032	915	926
U.S. government authorities and agencies and obligations of U.S. states	348	398	330	376
Total fixed maturities(1)	19,521	19,954	19,655	19,850
Equity securities	1,251	1,546	1,097	1,335
Total trading account assets supporting insurance liabilities(2)	$21,398	$22,126	$21,407	$21,840
__________

(1)	As a percentage of amortized cost, 92% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both September 30, 2017 and December 31, 2016.

(2)	As a percentage of amortized cost, 80% of the portfolio was publicly-traded as of both September 30, 2017 and December 31, 2016.

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

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$1	$1
Fixed maturities(1)	1,460	1,445	1,201	1,058
Equity securities(2)	406	468	412	462
Total other trading account assets	$1,866	$1,913	$1,614	$1,521
__________

(1)
As a percentage of amortized cost, 90% and 89% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2017 and December 31, 2016, respectively.

(2)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage and agricultural property loans	$44,866	$41,964
Uncollateralized loans	673	636
Residential property loans	210	252
Other collateralized loans	6	9
Total recorded investment gross of allowance(1)	45,755	42,861
Valuation allowance	(94)	(90)
Total net commercial mortgage and other loans(2)	$45,661	$42,771
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2017 and December 31, 2016.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$14,428	32.2%	$13,817	32.9%
South Atlantic	8,711	19.4	8,066	19.2
Middle Atlantic	5,781	12.9	5,476	13.1
East North Central	2,401	5.3	2,341	5.6
West South Central	4,706	10.5	4,506	10.7
Mountain	2,077	4.6	1,796	4.3
New England	1,725	3.8	1,774	4.2
West North Central	632	1.4	621	1.5
East South Central	616	1.4	595	1.4
Subtotal-U.S.	41,077	91.5	38,992	92.9
Europe	2,303	5.1	1,725	4.1
Asia	566	1.3	504	1.2
Other	920	2.1	743	1.8
Total commercial mortgage and agricultural property loans	$44,866	100.0%	$41,964	100.0%
______

(1)	Regions as defined by the United States Census Bureau.

	September 30, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$7,830	17.5%	$6,899	16.5%
Retail	6,799	15.2	6,562	15.6
Office	9,820	21.9	9,619	22.9
Apartments/Multi-Family	12,827	28.6	11,488	27.4
Other	3,520	7.8	3,368	8.0
Agricultural properties	2,442	5.4	2,279	5.4
Hospitality	1,628	3.6	1,749	4.2
Total commercial mortgage and agricultural property loans	$44,866	100.0%	$41,964	100.0%

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

As of September 30, 2017, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.45 times and a weighted-average loan-to-value ratio of 55%. As of September 30, 2017, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2017, the weighted-average debt service coverage ratio was 2.69 times, and the weighted-average loan-to-value ratio was 63%.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage and agricultural property loan portfolio, which includes an internal evaluation of the underlying collateral value. Our periodic review also includes a quality re-rating process, whereby we update the internal quality rating originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal quality rating is a key input in determining our allowance for losses.

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $0.9 billion and $1.4 billion of such loans as of September 30, 2017 and December 31, 2016, respectively. All else being equal, these loans are inherently more risky than those collateralized by properties that have already stabilized. As of September 30, 2017, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2017
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,636	$510	$278	$26,424
60%-69.99%	11,815	365	122	12,302
70%-79.99%	5,433	489	29	5,951
80% or greater	88	43	58	189
Total commercial mortgage and agricultural property loans	$42,972	$1,407	$487	$44,866

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2017
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2017	$5,599	12.5%
2016	7,368	16.4
2015	7,647	17.0
2014	6,860	15.3
2013	7,185	16.0
2012	3,528	7.9
2011	2,963	6.6
2010 & Prior	3,716	8.3
Total commercial mortgage and agricultural property loans	$44,866	100.0%

Commercial Mortgage and Other Loans Quality

Ongoing review of the portfolio is performed, and loans are assigned to one of five categories based on a predefined set of risk criteria. Loans are placed on the watch list when they are determined to be “closely monitored” or “not in good standing.” The criteria for classifying a loan as closely monitored includes a variety of considerations such as when loan metrics fall below acceptable levels, the borrower is not cooperative or has requested a material modification, or at the direction of the portfolio manager. Loans not in good standing are those loans where the loan is in default or there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. Our workout and special servicing professionals manage the loans on the watch list.

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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Allowance, beginning of year	$90	$95
Addition to (release of) allowance for losses	4	(6)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	1
Allowance, end of period	$94	$90
Loan-specific reserve	$6	$6
Portfolio reserve	$88	$84

The allowance for losses as of September 30, 2017 remained relatively flat compared to December 31, 2016.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$3,408	$689	$0	$4,097	$3,193	$545	$2	$3,736
Other common stocks	2,073	1,173	16	3,230	2,207	1,229	16	3,420
Non-redeemable preferred stocks	7	1	1	7	9	0	2	7
Total equity securities(2)	$5,488	$1,863	$17	$7,334	$5,409	$1,774	$20	$7,163

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

OTTI of equity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $12 million and $20 million for the three months ended September 30, 2017 and 2016, respectively, and $20 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” which consists primarily of investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,743	$2,619
Hedge funds	1,719	1,708
Real estate-related	326	451
Real estate held through direct ownership(1)	1,844	1,677
Other(2)	678	776
Total other long-term investments	$7,310	$7,231
__________

(1)	As of September 30, 2017 and December 31, 2016, real estate held through direct ownership had mortgage debt of $780 million and $659 million, respectively.

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

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division that were recognized in earnings were $4 million and $11 million for three months ended September 30, 2017 and 2016, respectively, and $12 million and $51 million for the nine months ended September 30, 2017 and 2016, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

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

	September 30, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$429	$237
Private, available-for-sale, at fair value	1	3
Other trading account assets, at fair value	3,963	3,959
Equity securities, available-for-sale, at fair value	14	13
Commercial mortgage and other loans, at book value(1)	380	571
Other long-term investments	1,509	1,032
Short-term investments	22	14
Total investments	$6,318	$5,829
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

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

During the nine months ended September 30, 2017, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $937 million of shares of our Common Stock and declared aggregate Common Stock dividends of $979 million;

•
We issued $750 million of junior subordinated notes to be utilized for general corporate purposes, which may include refinancing our $600 million aggregate principal amount of 8.875% fixed-to-floating rate junior subordinated notes and portions of our medium-term notes maturing through 2018;

•	We obtained additional financing for Guideline AXXX reserves by entering into a new captive financing facility for $1.0 billion, of which $560 million was outstanding as of September 30, 2017; and

•	We redeemed $500 million of surplus notes in one of our captive financing facilities supporting Guideline AXXX reserves.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2017, the Company had $46.2 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2017	December 31, 2016
	(in millions)
Equity(1)	$33,775	$31,242
Junior subordinated debt (including hybrid securities)	6,621	5,817
Other capital debt	5,765	5,822
Total capital	$46,161	$42,881
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2017, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	844%
Gibraltar Life consolidated(2)	902%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2017.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2017	$0.75	$327	2.9	$312
June 30, 2017	$0.75	$328	2.9	$313
September 30, 2017	$0.75	$324	2.9	$312

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

Liquidity of Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, are dividends, returns of capital and loans from subsidiaries, and proceeds from debt issuances and certain stock-based compensation activity. These sources of funds may be supplemented by Prudential Financial’s access to the capital markets as well as the “—Alternative Sources of Liquidity” described below.

The primary uses of funds at Prudential Financial include servicing debt, making capital contributions and loans to subsidiaries, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under authority from the Board.

As of September 30, 2017, Prudential Financial had highly liquid assets with a carrying value totaling $5,433 million, an increase of $40 million from December 31, 2016. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,390 million as of September 30, 2017, a decrease of $163 million from December 31, 2016.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2017
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,717
Proceeds from the issuance of junior subordinated debt	743
Net receipts under intercompany loan agreements(2)	484
Proceeds from stock-based compensation and exercise of stock options	412
Interest income from subsidiaries on intercompany agreements, net of interest paid	29
Other, net	7
Total sources	3,392
Uses:
Common stock dividends(3)	976
Share repurchases(4)	927
Capital contributions to subsidiaries(5)	864
Interest paid on external debt	557
Maturities of medium-term notes	116
Net income tax payments	99
Repayments from short-term debt, net of proceeds	16
Total uses	3,555
Net increase (decrease) in highly liquid assets	$(163)
__________

(1)
Includes dividends and/or returns of capital of $1,000 million from Prudential Insurance, $406 million from Prudential Annuities Holding Company, $187 million from Asset Management subsidiaries, $115 million from International Insurance subsidiaries and $9 million from other subsidiaries.

(2)
Includes net receipts of $757 million from the issuance of notes to International Insurance subsidiaries, offset by net payments of $250 million to Prudential Universal Reinsurance Company, $16 million to Asset Management subsidiaries and $7 million to other subsidiaries.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)	Excludes $10 million related to trades that settled in October 2017.

(5)	Includes capital contributions of $694 million to International Insurance subsidiaries, $148 million to Prudential Insurance and $22 million to Asset Management subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first nine months of 2017, Prudential Financial received an ordinary dividend of $1.0 billion from Prudential Insurance and extraordinary dividends of $300 million from PALAC.

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

As of September 30, 2017, Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations, retained $247 million of dividends received from its international insurance subsidiaries in 2016, that remained available to be paid as a dividend to Prudential Financial.

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

The principal sources of liquidity for our insurance subsidiaries are premiums, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging and reinsurance activity and payments in connection with financing activities.

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2017
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$5.4	$1.3	$0.7	$3.4	$0.2	$11.0	$12.4
Fixed maturity investments(1):
High or highest quality	102.2	36.3	19.5	9.7	4.7	172.4	164.7
Other than high or highest quality	7.0	3.3	1.6	0.4	0.4	12.7	13.2
Subtotal	109.2	39.6	21.1	10.1	5.1	185.1	177.9
Public equity securities	0.3	2.5	0.0	0.0	0.0	2.8	3.0
Total	$114.9	$43.4	$21.8	$13.5	$5.3	$198.9	$193.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2017
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2016
	(in billions)
Cash and short-term investments	$0.8	$2.1	$1.7	$4.6	$5.4
Fixed maturity investments(3):
High or highest quality(4)	36.0	91.7	17.7	145.4	137.8
Other than high or highest quality	1.1	2.8	1.6	5.5	4.3
Subtotal	37.1	94.5	19.3	150.9	142.1
Public equity securities	1.8	2.1	0.9	4.8	4.8
Total	$39.7	$98.7	$21.9	$160.3	$152.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of September 30, 2017, $103.3 billion, or 71%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of September 30, 2017, the derivatives comprising the hedging portion of our ALM strategy were in a net receive position of $3.7 billion compared to a net receive position of $3.1 billion as of December 31, 2016. The change in collateral position was primarily driven by a decrease in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2017, we have hedged 100%, 99%, 62% and 15% of expected yen-based earnings for 2017, 2018, 2019 and 2020, respectively.

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

	Nine Months Ended September 30,
Cash Settlements:	2017	2016
	(in millions)
Income Hedges (External)(1)	$(5)	$32
Equity Hedges:
Internal(2)	10	(154)
External	(150)	652
Total Equity Hedges	(140)	498
Total Cash Settlements	$(145)	$530

	As of
	September 30,	December 31,
Assets (Liabilities):	2017	2016
	(in millions)
Income Hedges (External)(3)	$(26)	$85
Equity Hedges:
Internal(2)	640	802
External	252	32
Total Equity Hedges(4)	892	834
Total Assets (Liabilities)	$866	$919
__________

(1)
Includes non-yen related cash settlements of $(6) million, primarily denominated in Brazilian real and Chilean peso, and $11 million, primarily denominated in Korean won, for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related liabilities of $(40) million, primarily denominated in Brazilian real and Australian dollar, and assets of $41 million, primarily denominated in Korean won and Australian dollar, as of September 30, 2017 and December 31, 2016, respectively.

(4)
As of September 30, 2017, approximately $(11) million, $324 million and $578 million of the net market value is scheduled to settle in 2017, 2018 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments (primarily corporate bonds), mortgage loans and fixed maturities (primarily collateralized loan obligations and other structured securities), with a weighted average life at time of purchase by the short-term portfolios of four years or less. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2017			December 31, 2016
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,614	$3,531	$8,145	$4,906	$2,700	$7,606
Cash collateral for loaned securities	3,351	1,346	4,697	3,057	1,276	4,333
Securities sold but not yet purchased	3	0	3	2	0	2
Total(1)	$7,968	$4,877	$12,845	$7,965	$3,976	$11,941
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,602	$1,701	$5,303	$3,583	$1,631	$5,214
Weighted average maturity, in days(2)	9	3		9	6
__________

(1)
The daily weighted average outstanding balance for the three and nine months ended September 30, 2017 was $8,128 million and $8,243 million, respectively, for PFI excluding the Closed Block division, and $5,340 million and $4,852 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of September 30, 2017, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $111.3 billion, of which $12.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2017, we believe approximately $16.8 billion of the remaining eligible assets are readily lendable, including approximately $12.6 billion relating to PFI excluding the Closed Block division, of which $3.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.2 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2017, total short-term and long-term debt of the Company on a consolidated basis was $19.5 billion, an increase of $337 million from December 31, 2016. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2017			December 31, 2016
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$50	$616	$666	$65	$525	$590
Current portion of long-term debt	1,192	500	1,692	470	0	470
Subtotal	1,242	1,116	2,358	535	525	1,060
General obligation long-term debt:
Senior debt	8,739	173	8,912	9,572	727	10,299
Junior subordinated debt	6,564	57	6,621	5,817	0	5,817
Surplus notes(1)	0	840	840	0	1,339	1,339
Subtotal	15,303	1,070	16,373	15,389	2,066	17,455
Total general obligations	16,545	2,186	18,731	15,924	2,591	18,515
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	0	0	0	73	73
Long-term debt	0	780	780	0	586	586
Total limited and non-recourse borrowings	0	780	780	0	659	659
Total borrowings	$16,545	$2,966	$19,511	$15,924	$3,250	$19,174
__________

(1)	Amounts are net of assets under set-off arrangements of $6,937 million and $5,859 million as of September 30, 2017, and December 31, 2016, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of September 30, 2017, and December 31, 2016, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Financial’s borrowings increased $621 million from December 31, 2016, primarily driven by the issuance of $750 million of junior subordinated debt, partially offset by the maturity of $108 million of senior debt, a $15 million decrease in commercial paper outstanding, and $7 million of retail notes repayments. Borrowings of our subsidiaries decreased $284 million from December 31, 2016, primarily driven by the redemption of $500 million of surplus notes, $73 million of mortgage debt maturities and $41 million of mortgage debt prepayments, partially offset by the issuance of $216 million of mortgage debt, a $91 million increase in commercial paper outstanding, and a $19 million increase from foreign exchange fluctuations.

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

To date, we have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $10,150 million of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2017, an aggregate of $8,837 million of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $1,078 million since December 31, 2016. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2017.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of September 30, 2017		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013-2014	2033	2,877		3,500
XXX	2014-2016	2027-2034	1,900	(2)	1,900
XXX	2014	2024	1,750		1,750
AXXX	2017	2037	560		1,000
Total Credit-Linked Note Structures			$8,837		$10,150
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $1.9 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of September 30, 2017, we also had outstanding an aggregate of $2.8 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2017, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life insurance business beginning as early as January 1, 2017, and must be applied for all new individual life insurance business issued January 1, 2020 and later. During 2017, we introduced updated versions of our guaranteed universal life products and adopted principles-based reserving for these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Ratings

The following is a summary of the significant changes or actions in ratings and ratings outlooks for our Company as well as the life insurance industry and sector, that have occurred subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

In May 2017, Fitch revised the company outlook for Prudential Insurance and certain other affiliated insurance companies from Negative to Stable. A rating agency company outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. In November 2017, Fitch reaffirmed the Company’s ratings, and the outlook for Prudential Insurance and certain other affiliated insurance companies remains Stable.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2017, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2017, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2017 through July 31, 2017	751,183	$111.67	745,000
August 1, 2017 through August 31, 2017	1,194,297	$105.62	1,184,849
September 1, 2017 through September 30, 2017	1,012,606	$103.28	1,008,587
Total	2,958,086	$106.35	2,938,436	$312,500,000
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

ITEM 6. EXHIBITS

See accompanying Exhibit Index.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Re	Pruco Reinsurance, Ltd.
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POB	Prudential of Brazil

Defined Terms

AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	FRB	Board of Governors of the Federal Reserve System
A.M. Best	A.M. Best Company	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Council	Financial Stability Oversight Council	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	S&P	Standard & Poor's Rating Services
Exchange Act	The Securities Exchange Act of 1934	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Fitch	Fitch Ratings Inc.	U.S. GAAP	Accounting principles generally accepted in the United States of America
Framework	Prudential's capital protection framework

Acronyms

AG 48	Actuarial Guideline No. 48	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income	NAV	Net Asset Value
ASU	Accounting Standards Updates	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	NYSE	New York Stock Exchange
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
FASB	Financial Accounting Standards Board	PDI	Prudential Defined Income Variable Annuity
FSA	Financial Services Agency (an agency of the Japanese government)	PPI	Prudential Premier® Investment Variable Annuity
GICs	Guaranteed Investment Contracts	RBC	Risk-Based Capital
GMAB	Guaranteed Minimum Accumulation Benefits	RMBS	Residential Mortgage-Backed Securities
GMDB	Guaranteed Minimum Death Benefits	SEC	Securities and Exchange Commission
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	SVO	Securities Valuation Office
GMWB	Guaranteed Minimum Withdrawal Benefits	TAASIL	Trading Account Assets Supporting Insurance Liabilities
G-SII	Global Systemically Important Insurer	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
ILC	Inversiones La Construccion S.A.	VOBA	Value of Business Acquired
LIBOR	London Inter-Bank Offered Rate

EXHIBIT INDEX

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

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

Date: November 3, 2017